Form 10-Q
period 1997-06-30
COMMSCOPE INC
filed 1997-08-14
CIK 1035884

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(Mark One)

  --X--    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

                         For the quarterly period ended June 30, 1997

                                              OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

                  For the transition period from ------------ to ------------

                               Commission file number 001-12929

                                COMMSCOPE, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 36-4135495
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

           1375 LENOIR RHYNE BOULEVARD, HICKORY, NORTH CAROLINA 28601
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 324-2200
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / / No /X/ (*)

(*) Registrant became subject to the filing requirements on June 13, 1997.
                            ------------------------

    As of July 31, 1997 there were 49,104,825 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                COMMSCOPE, INC.
                  (FORMERLY COMMSCOPE, INC. OF NORTH CAROLINA)

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           (UNAUDITED - IN THOUSANDS)

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                  ----------------------  -----------------------
                                                                     1997        1996        1997        1996
                                                                  ----------  ----------  ----------  -----------
Net Sales.......................................................  $  159,291  $  142,014  $  307,165  $   272,927
                                                                  ----------  ----------  ----------  -----------
Operating Costs and Expenses:
  Cost of sales.................................................     119,920     105,374     228,554      201,879
  Selling, general and administrative...........................      13,369      10,888      24,680       20,436
Research and development........................................       1,558       1,283       2,828        2,629
  Amortization of excess of cost over fair value of net assets
    acquired....................................................       1,306       1,253       2,612        2,517
                                                                  ----------  ----------  ----------  -----------
      Total operating costs and expenses........................     136,153     118,798     258,674      227,461
                                                                  ----------  ----------  ----------  -----------
Operating Income................................................      23,138      23,216      48,491       45,466
Other income, net...............................................         275         241         485          615
Interest expense, net...........................................      (2,533)     (2,593)     (5,266)      (4,976)
                                                                  ----------  ----------  ----------  -----------
Income Before Income Taxes......................................      20,880      20,864      43,710       41,105
Provision for income taxes......................................      (7,930)     (7,922)    (16,605)     (15,613)
                                                                  ----------  ----------  ----------  -----------
Net Income......................................................  $   12,950  $   12,942  $   27,105  $    25,492
                                                                  ----------  ----------  ----------  -----------
                                                                  ----------  ----------  ----------  -----------

           See notes to condensed consolidated financial statements.

                                COMMSCOPE, INC.

                  (FORMERLY COMMSCOPE, INC. OF NORTH CAROLINA)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        (UNAUDITED)
                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
                                        ASSETS
Current Assets:
Accounts receivable, less allowance for doubtful accounts of $3,976 and $3,761,
  respectively........................................................................   $ 110,298    $  101,817
Inventories...........................................................................      52,618        41,136
Prepaid expenses and other current assets.............................................       1,909         1,287
Deferred income taxes.................................................................      13,405        13,742
                                                                                        -----------  ------------
      Total current assets............................................................     178,230       157,982
Property, plant and equipment, net....................................................     130,196       117,022
Intangibles, less accumulated amortization of $25,191 and $23,809, respectively.......      23,574        24,956
Excess of cost over fair value of net assets acquired, less accumulated amortization
  of $35,652 and $33,040 respectively.................................................     172,956       175,568
Investments and other assets..........................................................       4,705         4,357
                                                                                        -----------  ------------
      Total Assets....................................................................   $ 509,661    $  479,885
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                         Liabilities and Stockholder's Equity
Current Liabilities:
Accounts payable......................................................................   $  24,690    $   18,953
Income taxes payable..................................................................       2,511         2,148
Other accrued liabilities.............................................................      28,735        29,661
                                                                                        -----------  ------------
      Total current liabilities.......................................................      55,936        50,762
Long-term debt........................................................................      10,800        10,800
Deferred income taxes.................................................................      15,484        15,198
Other non-current liabilities.........................................................      10,253         9,565
                                                                                        -----------  ------------
      Total liabilities...............................................................      92,473        86,325
Commitments and contingencies

Stockholder's Equity:
Common Stock, $.01 par value; 2,000,000 shares authorized; 240,000 shares issued......           2             2
Additional paid-in capital............................................................     193,591       197,068
Retained earnings.....................................................................     223,595       196,490
                                                                                        -----------  ------------
Total stockholder's equity............................................................     417,188       393,560
Total Liabilities and Stockholder's Equity............................................   $ 509,661    $  479,885
                                                                                        -----------  ------------
                                                                                        -----------  ------------

           See notes to condensed consolidated financial statements.

                                COMMSCOPE, INC.

                  (FORMERLY COMMSCOPE, INC. OF NORTH CAROLINA)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED--IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              ---------------------
                                                                                                1997        1996
                                                                                              ---------  ----------
OPERATING ACTIVITIES:
Net income..................................................................................  $  27,105  $   25,492
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................................     10,229       9,021
  Changes in assets and liabilities:
    Accounts receivable.....................................................................     (8,481)    (12,451)
    Inventories.............................................................................    (11,482)     (1,043)
    Prepaid expenses and other current assets...............................................       (622)       (336)
    Deferred income taxes...................................................................        623      (2,870)
    Accounts payable, income taxes payable and other accrued liabilities....................      5,174       6,911
    Other non-current liabilities...........................................................        688         978
  Other.....................................................................................       (395)       (460)
                                                                                              ---------  ----------
Net cash provided by operating activities...................................................     22,839      25,242
                                                                                              ---------  ----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment................................................    (19,362)     (9,089)
  Acquisition of Teledyne Thermatics assets, net............................................     --         (17,849)
  Other.....................................................................................     --              65
                                                                                              ---------  ----------
Net cash used in investing activities.......................................................    (19,362)    (26,873)
                                                                                              ---------  ----------
FINANCING ACTIVITIES:
  Transfers from (to) sole stockholder......................................................     (3,477)      1,631
                                                                                              ---------  ----------
Net cash provided by (used in) financing activities.........................................     (3,477)      1,631
                                                                                              ---------  ----------
Change in cash and cash equivalents.........................................................     --          --
                                                                                              ---------  ----------
Cash and cash equivalents, beginning of period..............................................     --          --
                                                                                              ---------  ----------
Cash and cash equivalents, end of period....................................................  $  --      $   --
                                                                                              ---------  ----------
                                                                                              ---------  ----------

           See notes to condensed consolidated financial statements.

                                COMMSCOPE, INC.
                  (FORMERLY COMMSCOPE, INC. OF NORTH CAROLINA)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                           (UNAUDITED--IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                   JUNE 30, 1997
                                                                                                 -----------------
                                                                                                    (UNAUDITED)
Common Stock...................................................................................     $         2
                                                                                                       --------
Additional Paid-In Capital Balance, January 1, 1997............................................         197,068
Transfers to sole stockholder..................................................................          (3,477)
                                                                                                       --------
Balance, June 30, 1997.........................................................................         193,591
                                                                                                       --------
Retained Earnings
Balance, January 1, 1997.......................................................................         196,490
Net income.....................................................................................          27,105
                                                                                                       --------
Balance, June 30, 1997.........................................................................         223,595
                                                                                                       --------
Total Stockholder's Equity.....................................................................     $   417,188
                                                                                                       --------
                                                                                                       --------

           See notes to condensed consolidated financial statements.

                                COMMSCOPE, INC.

                  (FORMERLY COMMSCOPE, INC. OF NORTH CAROLINA)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    CommScope, Inc. ("CommScope" or the "Company") was incorporated in Delaware in January 1997 and, through its wholly owned subsidiary CommScope, Inc. of North Carolina, formerly a wholly-owned subsidiary of General Instrument Corporation ("General Instrument"), operates in the cable manufacturing business. The Company designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications, local area network, aerospace and industrial applications. CommScope is the largest manufacturer and supplier of coaxial cable for cable television applications in the United States and is a leading supplier of coaxial cable for satellite television applications. CommScope is also a major supplier of coaxial cable to international cable television markets.

    General Instrument (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries to its wholly-owned subsidiary NextLevel Systems, Inc. ("NextLevel Systems") and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electronic cable used in the cable television, satellite and other industries to CommScope, Inc. (then a wholly-owned subsidiary of General Instrument) and (ii) distributed all of the outstanding shares of capital stock of each of NextLevel Systems and CommScope to its stockholders on a pro rata basis as a dividend in a transaction that was consummated on July 28, 1997. Approximately 147.3 million shares of NextLevel Systems Common Stock, based on an exchange ratio of one for one, were distributed to General Instrument's stockholders of record on July 25, 1997 (the "NextLevel Distribution"). On the Distribution Date, approximately 49.1 million shares of CommScope Common Stock, based on an exchange ratio of one for three, were distributed to NextLevel Systems' stockholders of record on that date (the "CommScope Distribution" and together with the NextLevel Distribution, collectively the "Distribution"). On the Distribution Date, NextLevel Systems and CommScope began operating as independent entities with publicly traded common stock. General Instrument retained no ownership interest in either NextLevel Systems or CommScope. Additionally, following the NextLevel Distribution, General Instrument was renamed General Semiconductor, Inc. ("General Semiconductor") and effected a one for four reverse stock split.

    For the purpose of governing certain of the ongoing relationships among NextLevel Systems, CommScope and General Semiconductor after the Distribution and to provide mechanisms for an orderly transition, NextLevel Systems, CommScope and General Semiconductor have entered into various agreements which the companies believe are fair to each of the parties and are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties.

BASIS OF PRESENTATION

    The accompanying interim condensed consolidated financial statements reflect the results of operations, financial position, and cash flows of CommScope that were transferred from General Instrument to the Company in connection with the Distribution. The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statements of income for the three months and the six months ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three and six months ended

                                COMMSCOPE, INC.

                  (FORMERLY COMMSCOPE, INC. OF NORTH CAROLINA)

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. BACKGROUND AND BASIS OF PRESENTATION (CONTINUED)
June 30, 1997 and 1996. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

    The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

    The condensed consolidated financial statements include an allocation of certain assets, liabilities and general corporate expenses from General Instrument, and accordingly reflect the results of operations and changes in cash flows of the Company as if it were a separate entity prior to the Distribution. In the opinion of management, general corporate administrative expenses have been allocated to CommScope on a reasonable and consistent basis using management's estimate of services provided to CommScope by General Instrument. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had CommScope been operating as a separate, stand-alone entity during the periods presented.

    Prior to the Distribution Date, CommScope participated in General Instrument's cash management program, and the accompanying financial statements include an allocation of net interest expense from General Instrument. Net interest expense has been allocated based upon CommScope's net assets as a percentage of the total net assets of General Instrument. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had CommScope operated as a separate, stand-alone entity during the periods presented.

    Subsequent to the Distribution, CommScope will be responsible for the cash management functions using its own resources or purchased services and will be responsible for the costs associated with operating a public company.

    CommScope's financial results include the costs incurred by General Instrument related to the postretirement benefit plan for employees and retirees of CommScope. Also, the provision for income taxes for the six months ended June 30, 1997 and 1996 is based on CommScope's expected annual effective tax rate, calculated assuming CommScope had filed separate tax returns under its previously existing structure as a wholly-owned subsidiary of General Instrument.

    The financial information included herein does not necessarily reflect the consolidated results of operations, financial position, and cash flows of CommScope in the future or on a historical basis had CommScope been a separate stand-alone entity for the periods presented. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto included in the Company's Prospectus dated June 13, 1997.

    No historical earnings per share data is presented as the CommScope earnings were part of General Instrument's results for all periods presented and until the Distribution Date.

                                COMMSCOPE, INC.

                  (FORMERLY COMMSCOPE, INC. OF NORTH CAROLINA)

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

2. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Inventories consist of:

                                                              JUNE 30, 1997  DECEMBER 31, 1996
                                                              -------------  -----------------
Raw materials...............................................   $    20,524       $  23,206
Work in process.............................................        10,374           4,978
Finished goods                                                      21,720          12,952
                                                              -------------        -------
                                                               $    52,618       $  41,136
                                                              -------------        -------
                                                              -------------        -------

3. PRO FORMA FINANCIAL INFORMATION AND SUBSEQUENT CAPITAL STRUCTURE

    The accompanying unaudited pro forma consolidated statements of income present the consolidated results of CommScope and were prepared to give effect to the Distribution as if it had occurred on January 1, 1996. The unaudited pro forma statements of income set forth below do not purport to represent what CommScope's operations actually would have been or to project CommScope's operating results for any future period.

    The unaudited pro forma information has been prepared utilizing the historical consolidated statements of income of CommScope which were adjusted to reflect a net debt level of $275 million at the beginning of each period presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings (see discussion following the pro forma statements of income). Pro forma earnings per share was calculated by dividing the pro forma net income for each period presented by the pro forma common and common equivalent shares outstanding for each period, and assumes that the total of 49.2 million common and common equivalent shares outstanding at the Distribution Date were outstanding since January 1, 1996.

    Giving effect to the Distribution as of January 1, 1996, pro forma results for the Company would have been as follows:

                                                                           PRO FORMA (A)            PRO FORMA (A)
                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                      -----------------------  ------------------------
                                                                         1997        1996         1997         1996
                                                                      ----------  -----------  -----------  -----------
Net Income..........................................................  $   11,664  $    11,697  $    24,661  $    22,873
                                                                      ----------  -----------  -----------  -----------
                                                                      ----------  -----------  -----------  -----------
Primary earnings per share..........................................  $     0.24  $      0.24  $      0.50  $      0.46
                                                                      ----------  -----------  -----------  -----------
                                                                      ----------  -----------  -----------  -----------

------------------------

(A) Assumes a net debt level of $275 million and interest expense of $4.6 million and $9.2 million for the three and six months ended June 30, 1997 and 1996, respectively.

    Giving effect to the Distribution as of June 30, 1997, the Company's pro forma net debt was $275 million and total stockholders' equity was approximately $140 million.

    On July 23, 1997, prior to the Distribution, the Company entered into a $350 million credit agreement with a group of banks (the "Credit Agreement"). On the Distribution Date, the Company borrowed $266

                                COMMSCOPE, INC.

                  (FORMERLY COMMSCOPE, INC. OF NORTH CAROLINA)

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

3. PRO FORMA FINANCIAL INFORMATION AND SUBSEQUENT CAPITAL STRUCTURE (CONTINUED) million under the Credit Agreement which was utilized to make a dividend payment to General Instrument in accordance with the terms of the Distribution and to fund fees and expenses in connection with the Credit Agreement. The Company intends to utilize the Credit Agreement in the future for, among other things, general working capital needs, financing strategic acquisitions, and other general corporate purposes.

    The Credit Agreement provides a total of $350 million in available revolving credit commitments through loans available at various interest rates and interest maturity periods (collectively, the "Revolving Credit Loans") and through the issuance of standby or commercial letters of credit ("Letters of Credit") of up to $50 million. All amounts borrowed under the Credit Agreement are due on December 31, 2002.

    At the Company's option, advances under the Revolving Credit Loans are available by choosing from one of the following types of loans, which are primarily differentiated by the interest rates available: (i) an ABR Loan (as defined in the Credit Agreement), with interest based on the highest of the prime rate of The Chase Manhattan Bank, the Base CD Rate (as defined in the Credit Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%; (ii) a Eurodollar Loan (as defined in the Credit Agreement), with interest based on the Eurodollar Rate (LIBOR) plus a margin which will vary based on the Company's performance with respect to certain calculated financial ratios as defined in the Credit Agreement; (iii) an Absolute Rate Bid Loan (as defined in the Credit Agreement), with interest determined through competitive bid procedures among qualified lenders under the Credit Agreement; and (iv) a Swing Line Loan (as defined in the Credit Agreement) for up to an aggregate amount of $30 million, with interest based on a money market rate, the ABR Loan rate or a combination thereof.

    Interest on the Revolving Credit Loans generally is payable quarterly in arrears or, for a Eurodollar Loan, at the end of an interest period date which is specified at the time funds are advanced to the Company, not to exceed three months. A facility fee based on the total commitment under the Credit Agreement and a fee for outstanding letters of credit is payable quarterly.

    The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends, and maintaining certain minimum levels of consolidated net worth, leverage ratio, and interest coverage ratios.

4. SUBSEQUENT EVENTS

    In July 1997, Vision Cables Pty. Ltd. ("Vision Cables"), an Australian company in which CommScope owns a 49% minority interest, announced to its workforce that it plans to suspend manufacturing operations at its facility near Melbourne, Australia in August of this year. The joint venture company was established in 1995 with Pacific Dunlop Ltd. of Australia ("Pacific Dunlop"), the 51% owner. Vision Cables has been supplying the Australian cable television market with both CommScope manufactured coaxial cables imported from the United States and coaxial cables produced by Vision Cables in Australia.

    CommScope and Pacific Dunlop are together evaluating options for future manufacturing operations at the Melbourne facility. If the manufacturing operations are permanently discontinued, CommScope may

                                COMMSCOPE, INC.

                  (FORMERLY COMMSCOPE, INC. OF NORTH CAROLINA)

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                     (IN THOUSANDS, UNLESS OTHERWISE NOTED)

4. SUBSEQUENT EVENTS (CONTINUED)
need to record its minority interest share of the one-time charges related to the closing of $1 million to $3 million after tax ($0.02 to $0.06 per share) as early as the third quarter of 1997.

    The Company's share of the net income or loss of the joint venture is included in the consolidated statements of income using the equity method of accounting. Since 1995, CommScope has recorded net income of approximately $1 million, after tax, from its minority interest investment in the joint venture and sold approximately $50 million of CommScope exported products to the Australian market through the Vision Cables distribution arrangement.

    In August 1997, the Company announced that it had reached a non-binding understanding with Alcatel Cable France ("Alcatel") that would establish a European base of operations for CommScope.

    The tentative agreement centers around a transfer by Alcatel to CommScope of its CATV coaxial cable business in Seneffe, Belgium. Alcatel would also purchase its future requirements of CATV coaxial cable from CommScope for a period of time to be determined. As a part of the arrangement, Alcatel would receive substantially all of the assets from CommScope's high-temperature aerospace and industrial cable business in Elm City, North Carolina.

    The agreement is subject to certain contingencies including board approval by both companies, regulatory approval and due diligence, and is expected to be completed later this year.

    Sales from Alcatel's Seneffe coaxial cable business were approximately $20 million for the first half of 1997. Sales from CommScope's aerospace and industrial cable business totaled approximately $8 million for the first half of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

    The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management's discussion and analysis of results of operations and financial position for the year ended December 31, 1996 included in the Company's Prospectus dated June 13, 1997. Unless otherwise specified, capitalized terms used herein are used as defined in the audited consolidated financial statements of CommScope for the year ended December 31, 1996.

HIGHLIGHTS

    CommScope reported net income of $13 million for the quarter ended June 30, 1997, unchanged from the second quarter of 1996. For the six months ended June 30, 1997, net income increased 6% to $27 million, compared to $25 million for the same period in 1996. No historical earnings per share data is presented as the CommScope earnings were part of General Instrument's results for all periods presented.

    CommScope reported pro forma net income of $12 million ($0.24 per pro forma share) for the quarter ended June 30, 1997, unchanged from the second quarter of 1996. For the six months ended June 30, 1997 pro forma net income was $25 million ($0.50 per pro forma share), compared to $23 million ($0.46 per pro forma share) for the same period in 1996, an increase of 8%. Pro forma net income and earnings per share reflect the impact of CommScope's new capital structure immediately following the Distribution (see Liquidity and Capital Resources below), assuming that all common stock issued and long term debt borrowings as of the Distribution Date were outstanding since January 1, 1996.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND
            SIX MONTH PERIODS ENDED JUNE 30, 1997 WITH THE THREE AND
                     SIX MONTH PERIODS ENDED JUNE 30, 1996

NET SALES

    Net sales for the second quarter and six months ended June 30, 1997 increased $17 million (12%) to $159 million and $34 million (13%) to $307 million, respectively, over the comparable prior year periods. This increase in net sales reflects higher sales in cable television and other video distribution markets and strong growth in the local area network ("LAN") product line.

    Net sales to cable television and other video distribution markets for the second quarter and six months ended June 30, 1997 increased $11 million (9%) to $135 million and $17 million (7%) to $256 million, respectively, over the comparable prior year periods, primarily due to higher sales volume of both semi-flexible coaxial cables used in the trunk and feeder distribution portion of cable television systems and flexible coaxial (drop) cable primarily used for connecting the feeder cable to the cable television subscriber's residence. These sales have been driven by increased deployment of hybrid fiber coaxial ("HFC") networks for new cable television systems in international markets and continued domestic growth, offset in part by a slow down in such spending by a major cable television operator in the United States.

    Net sales for LAN and other data applications for the second quarter and six months ended June 30, 1997 increased $3 million (19%) to $17 million and $8 million (27%) to $37 million, respectively, over the comparable prior year periods, reflecting higher sales volume for premise wiring of LANs. Partially offsetting the volume increases for cable television and LAN products were decreases in the average selling prices of these products.

    Sales of other cable products for the second quarter and six months ended June 30, 1997 were $7 million and $14 million, respectively, compared to $3 million and $5 million, respectively, for the second quarter and six months ended June 30, 1996. This increase is primarily due to sales of high-temperature aerospace and industrial cable products from the Company's Elm City, North Carolina facility, which was acquired along with certain other assets of the Thermatics Division of Teledyne Industries, Inc. in May 1996. Sales of high-temperature aerospace and industrial cable products for the three and six months ended June 30, 1997 were $4 million and $8 million, respectively, compared with sales for the month of June 1996, subsequent to the acquisition of the Elm City facility, of $1 million.

    International sales for the second quarter and six months ended June 30, 1997 increased $9 million (20%) to $57 million and $19 million (21%) to $111 million, respectively, over the comparable prior year periods. International sales for the six months ended June 30 represented 36% of the Company's net sales in 1997 compared to 33% in 1996.

GROSS PROFIT (NET SALES LESS COST OF SALES)

    Gross profit for the second quarter and six months ended June 30, 1997 was $39 million and $79 million, respectively, compared to $37 million and $71 million for the comparable prior year periods, an increase of 7% and 11%, respectively. The higher gross profit reflects the increased sales volume noted above and lower overhead costs including reduced warranty related provisions due to lowered expectations of claims, partially offset by the lower average selling prices described above and increases in raw material costs. As a percentage of sales, gross margin declined from 26% in the second quarter of 1996 to 25% for the second quarter of 1997. For both the six months ended June 30, 1997 and 1996 gross margin as a percentage of sales was 26%. Due to the competitive pricing environment and higher raw material costs, the Company expects gross margins percentages to range from 23% to 25% for the remainder of fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

    SG&A expense for the second quarter and six months ended June 30, 1997 increased $2 million (23%) to $13 million and $4 million (21%) to $25 million, respectively, over the comparable prior year periods. As a percentage of sales, SG&A expense for the second quarters ended June 30, 1997 and 1996 was 8%, and for the six month periods ended June 30, 1997 and 1996 was 8% and 7%, respectively. The increase in SG&A expense was principally attributable to increased sales and marketing expenditures to support product expansion and increased growth opportunities in international cable and network markets.

RESEARCH AND DEVELOPMENT

    Research and development expense as a percentage of sales was unchanged for the second quarter and six months ended June 30, 1997 compared with the corresponding periods in 1996. The Company has ongoing programs to develop new products and market opportunities for its products and core capabilities and new manufacturing technologies to achieve cost reductions.

INTEREST EXPENSE-NET

    Net interest expense represents an allocation of interest expense from General Instrument and was allocated based upon the Company's net assets as a percentage of the total net assets of General Instrument. Net interest expense allocated to the Company was $3 million and $5 million for the quarter and six months ended June 30, 1997, respectively, unchanged from the corresponding periods of 1996.

    Pro forma net interest expense reflects the historical interest expense of the Company adjusted to reflect a net debt level of $275 million at the beginning of each period presented at an assumed weighted average borrowing rate of 6.35% for each period plus the amortization of debt issuance costs associated with the new borrowings (see Liquidity and Capital Resources below). These pro forma net interest costs are not necessarily indicative of what the actual interest costs would have been had CommScope operated as a separate, stand-alone entity.

INCOME TAXES

    The provision for income taxes has been determined as if the Company had filed separate tax returns under its previously existing structure as a wholly owned subsidiary of General Instrument for the periods presented. Accordingly, future tax rates could vary from the historical effective tax rates depending on the Company's future tax elections.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations was $23 million for the six months ended June 30, 1997 compared to $25 million for the comparable prior year period, a decrease of $2 million or 10%. This decrease is primarily attributable to increases in net working capital due to sales growth partially offset by the increase in net income in 1997 over the comparable six month period in 1996.

    Working capital was $122 million at June 30, 1997 compared to $107 million at December 31, 1996, an increase of $15 million, or 14%. The increase in working capital is due to an increase in sales volume with a corresponding increase in accounts receivable as well as increased inventory to support business growth and the introduction of new products, partially offset by the related increases in accounts payable. Based on current levels of orders and backlog, management of the Company believes that working capital levels are appropriate to support future operations.

    During the six months ended June 30, 1997, the Company invested $19 million in equipment and facilities compared to $9 million for the comparable period in 1996. This level of capital spending was attributable to capacity expansion across the business units of the Company to meet increased current and anticipated future demands. During the six months ended June 30, 1996, the Company utilized $18 million to acquire certain assets of the Thermatics Division of Teledyne Industries, Inc.

    Management of the Company assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its growth objectives. Prior to the Distribution Date, the Company participated in the General Instrument cash management program. To the extent the Company generated positive cash, such amounts were remitted to General Instrument. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds historically were provided by General Instrument. The net effect of these transactions is included in additional paid-in capital as transfers from / to sole stockholder. Effective as of the Distribution Date, the Company has independently established a cash management program to support future business levels and growth objectives.

    The Company's principal sources of liquidity both on a short-term and long-term basis have been cash flows provided by operations and funds provided by General Instrument. Net cash transfers to General Instrument were $3 million for the six months ended June 30, 1997 compared to net cash transfers from General Instrument to the Company of $2 million for the six months ended June 30, 1996. Management believes that, based upon its analysis of the Company's consolidated financial position and the expected results of its operations in the future, the Company will have sufficient cash flows from future operations and the financial flexibility to attract both short- and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and its other growth objectives. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

    On July 23, 1997, prior to the Distribution, the Company entered into a $350 million credit agreement with a group of banks (the "Credit Agreement"). On the Distribution Date, the Company borrowed $266 million under the Credit Agreement which was utilized to make a dividend payment to General Instrument in accordance with the terms of the Distribution and to fund fees and expenses in connection with the Credit Agreement. The Company intends to utilize the Credit Agreement in the future for, among other things, general working capital needs, financing strategic acquisitions, and other general corporate purposes.

    The Credit Agreement provides a total of $350 million in available revolving credit commitments through loans available at various interest rates and interest maturity periods (collectively, the "Revolving Credit Loans") and through the issuance of standby or commercial letters of credit ("Letters of Credit") of up to $50 million. All amounts borrowed under the Credit Agreement are due on December 31, 2002.

    At the Company's option, advances under the Revolving Credit Loans are available by choosing from one of the following types of loans, which are primarily differentiated by the interest rates available: (i) an ABR Loan (as defined in the Credit Agreement), with interest based on the highest of the prime rate of The Chase Manhattan Bank, the Base CD Rate (as defined in the Credit Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%; (ii) a Eurodollar Loan (as defined in the Credit Agreement), with interest based on the Eurodollar Rate (LIBOR) plus a margin which will vary based on the Company's performance with respect to certain calculated financial ratios as defined in the Credit Agreement; (iii) an Absolute Rate Bid Loan (as defined in the Credit Agreement), with interest determined through competitive bid procedures among qualified lenders under the Credit Agreement; and (iv) a Swing Line Loan (as defined in the Credit Agreement) for up to an aggregate amount of $30 million, with interest based on a money market rate, the ABR Loan rate or a combination thereof.

    Interest on the Revolving Credit Loans generally is payable quarterly in arrears or, for a Eurodollar Loan, at the end of an interest period date which is specified at the time funds are advanced to the Company, not to exceed three months. A facility fee based on the total commitment under the Credit Agreement and a fee for outstanding letters of credit is payable quarterly.

    The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends, and maintaining certain minimum levels of consolidated net worth, leverage ratio, and interest coverage ratios.

    Giving effect to the Distribution as of June 30, 1997, the Company's pro forma net debt was $275 million and total stockholders' equity was approximately $140 million.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) On June 10, 1997, the sole stockholder of the Company approved the following by written consent:

           1. CommScope, Inc. 1997 Long-Term Incentive Plan

           2. Amendment to the Certificate of Incorporation to increase the authorized capital of the Company.

        (b) On July 25, 1997, the sole stockholder of the Company approved the following by written consent:

           1. CommScope, Inc. 1997 Long-Term Incentive Plan, as amended

           2. Amended and Restated Certificate of Incorporation to provide for a classified board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
        3.1    Amended and Restated Certificate of Incorporation of CommScope, Inc.
        3.2    Amended and Restated By-Laws of CommScope, Inc.
       10.1    Employee Benefits Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc.,
               CommScope, Inc. and General Semiconductor, Inc.
       10.2    Debt and Cash Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc.,
               CommScope, Inc. and General Semiconductor, Inc.
       10.3    Insurance Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and
               General Semiconductor, Inc.
       10.4    Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and
               General Semiconductor, Inc.
       10.5    Trademark License Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope,
               Inc. and General Semiconductor, Inc.
       10.6    Transition Services Agreement, dated as of July 25, 1997, between NextLevel Systems, Inc. and
               CommScope, Inc.
       10.7    Credit Agreement, dated as of July 23, 1997, among CommScope, Inc. of North Carolina, Certain Banks,
               The Chase Manhattan Bank, as Administrative Agent and The Chase Manhattan Bank, Bank of America
               National Trust and Savings Association, BankBoston, N.A., Bank of Tokyo-Mitsubishi Trust Company,
               CIBC, Inc., Credit Lyonnais Atlanta Agency, First Union National Bank, The Fuji Bank, Limited,
               Atlanta Agency, NationsBank, N.A., Toronto Dominion (New York), Inc. and Wachovia Bank, N.A. as
               Co-Agents.
       27      Financial Data Schedule
       99      Forward-Looking Information

    (b) Reports on Form 8-K filed during the three months ended June 30, 1997 are as follows:

    None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COMMSCOPE, INC.

August 14, 1997                               /s/ JEARLD L. LEONHARDT
Date                                          ------------------------------------------------
                                              Jearld L. Leonhardt
                                              Executive Vice President, Finance and
                                              Administration, and Treasurer
                                              Signing both in his capacity as Executive Vice
                                              President on behalf of the Registrant and as
                                              Chief Financial Officer of the Registrant