Form 10-Q
period 1997-09-30
COMMSCOPE INC
filed 1997-11-12
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE  ACT OF 1934

                For the transition period from                 to
                                               --------------     --------------
                        Commission file number 001-12929


                                 COMMSCOPE, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                           36-4135495
               (State or other jurisdiction         (I.R.S.   Employer
                of incorporation or organization)    Identification No.)



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

Yes  x(*)     No

(*) Registrant became subject to the filing requirements on June 13, 1997.

As of November 6, 1997 there were 49,108,874 shares of Common Stock outstanding.

                                 CommScope, Inc.
                                    Form 10-Q
                               September 30, 1997
                                Table of Contents






                                                                       Page No.
                                                                      ---------

Part I - Financial Information (Unaudited):

 Item 1.  Condensed Consolidated Financial Statements
            Condensed Consolidated Statements of Income                      3
            Condensed Consolidated Balance Sheets                            4
            Condensed Consolidated Statements of Cash Flows                  5
            Condensed Consolidated Statements of Stockholders' Equity        6
            Notes to Condensed Consolidated Financial Statements        7 - 13

 Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Position                        14 - 18

Part II - Other Information

 Item 5.  Other Information                                                 19
 Item 6.  Exhibits and Repoorts on Form 8-K                                 19

 Signatures                                                                 20

                                  CommScope, Inc.
                      Condensed Consolidated Statements of Income
                             (Unaudited--in Thousands)





                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                  ------------------------------------------------------------

                                                      1997            1996           1997            1996
                                                  --------------  -------------  --------------  -------------

Net Sales                                             $ 147,269      $ 148,580       $ 454,434      $ 421,507
                                                  --------------  -------------  --------------  -------------

Operating Costs and Expenses:
   Cost of sales                                        115,328        108,328         343,882        310,207
   Selling, general and administrative                   12,732         10,848          37,412         31,284
   Research and development                               1,642          1,272           4,470          3,901
   Amortization of excess of cost over fair value
     of net assets acquired                               1,306          1,323           3,918          3,840
                                                  --------------  -------------  --------------  -------------
       Total operating costs & expenses                 131,008        121,771         389,682        349,232
                                                  --------------  -------------  --------------  -------------

Operating Income                                         16,261         26,809          64,752         72,275
Other income (expense), net                                (433)           507              52          1,122
Interest expense, net                                    (3,849)        (2,422)         (9,115)        (7,398)
                                                  --------------  -------------  --------------  -------------

Income before Income Taxes                               11,979         24,894          55,689         65,999
Provision for income taxes                               (4,555)        (9,455)        (21,160)       (25,068)
                                                  --------------  -------------  --------------  -------------

Net Income                                              $ 7,424       $ 15,439        $ 34,529       $ 40,931
                                                  ==============  =============  ==============  =============


Earnings per share (A)                                      n/a            n/a             n/a            n/a


(A) As described more fully in Note 1, CommScope's earnings were part of General Instrument's results of operations for part of all periods presented. Accordingly, no historical earnings per share information is presented.



                   See notes to condensed consolidated financial statements.

                                     CommScope, Inc.
                           Condensed Consolidated Balance Sheets
                           (In Thousands, Except Share Amounts)



                                                                              (Unaudited)
                                                                             September 30,      December 31,
                                                                                 1997               1996
                                                                            ---------------    ---------------

                                               Assets

Cash                                                                         $       4,670       $         --
Accounts receivable, less allowance for doubtful accounts of
   $4,141 and $3,761, respectively                                                 100,654            101,817
Inventories (Note 2)                                                                51,583             41,136
Prepaid expenses and other current assets                                            1,767              1,287
Deferred income taxes                                                               13,704             13,742
                                                                            ---------------    ---------------
       Total current assets                                                        172,378            157,982

Property, plant and equipment, net                                                 132,425            117,022
Intangibles, less accumulated amortization of
   $25,883 and $23,809, respectively                                                22,882             24,956
Excess of cost over fair value of net assets acquired, less accumulated
   amortization of $36,958 and $33,040, respectively                               171,650            175,568
Investments and other assets                                                         4,792              4,357
                                                                            ---------------    ---------------

       Total Assets                                                              $ 504,127          $ 479,885
                                                                            ===============    ===============

                                Liabilities and Stockholders' Equity

Accounts payable                                                                 $  25,262          $  18,953
Income taxes payable                                                                 6,371              2,148
Other accrued liabilities                                                           29,347             29,661
                                                                            ---------------    ---------------
       Total current liabilities                                                    60,980             50,762

Long-term debt (Note 4)                                                            270,800             10,800
Deferred income taxes                                                               14,902             15,198
Other non-current liabilities                                                       10,406              9,565
                                                                            ---------------    ---------------
       Total Liabilities                                                           357,088             86,325

Commitments and contingencies

Stockholders' Equity
   Divisional retained earnings (Note 1)                                                --            393,560
   Common Stock, $.01 par value; Authorized shares:  300,000,000;
       Issued and outstanding shares:  49,108,874 at September 30, 1997                491                 --
   Additional paid-in capital                                                      140,870                 --
   Retained earnings                                                                 5,678                 --
                                                                            ---------------    ---------------
       Total Stockholders' Equity                                                  147,039            393,560
                                                                            ---------------    ---------------

       Total Liabilities and Stockholder's Equity                               $  504,127         $  479,885
                                                                            ===============    ===============

                         See  notes to  condensed  consolidated  financial statements.


                                       CommScope, Inc.
                         Condensed Consolidated Statements of Cash Flows
                                 (Unaudited - in Thousands)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                   ----------------------------------------
                                                                                         1997                  1996
                                                                                   ------------------    ------------------

Operating Activities:
Net income                                                                                $   34,529            $   40,931
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             15,527                13,932
    Changes in assets and liabilities:
        Accounts receivable                                                                    1,163               (23,570)
        Inventories                                                                          (10,447)               (1,184)
        Prepaid expenses and other current assets                                               (480)                 (380)
        Deferred income taxes                                                                   (258)               (3,334)
        Accounts payable, income taxes payable and other accrued liabilities                  10,218                 8,430
        Other non-current liabilities                                                            841                 2,000
    Other                                                                                        141                  (810)
                                                                                   ------------------    ------------------
Net cash provided by operating activities                                                     51,234                36,015

Investing Activities:
    Additions to property, plant and equipment                                               (24,809)              (15,292)
    Acquisition of Teledyne Thermatics assets, net                                                --               (17,849)
    Other                                                                                         --                    65
                                                                                   ------------------    ------------------
Net cash used in investing activities                                                        (24,809)              (33,076)

Financing Activities:
    Dividend paid to sole stockholder                                                       (265,212)                   --
    Net borrowings under revolving credit facility                                           260,000                    --
    Financing fees paid                                                                         (705)                   --
    Transfers to sole stockholder                                                            (15,838)               (2,939)
                                                                                   ------------------    ------------------
Net cash used in financing activities                                                        (21,755)               (2,939)

Change in cash and cash equivalents                                                            4,670                    --
Cash and cash equivalents, beginning of period                                                    --                    --
                                                                                   ------------------    ------------------
Cash and cash equivalents, end of period                                                   $   4,670            $       --
                                                                                   ==================    ==================




                              See notes to consolidated financial statements.

                               CommScope, Inc.
             Condensed Consolidated Statement of Stockholders' Equity
                  (Unaudited - in Thousands, Except Share Amounts)
                        Nine Months Ended September 30, 1997





                                                      Number of
                                                       Common                   Additional     Divisional               Total
                                                       Shares        Common      Paid-In        Retained   Retained  Stockholders'
                                                     Outstanding      Stock      Capital        Earnings   Earnings     Equity
                                                     ---------------------------------------------------------------------------

Balance December 31, 1996                                     --      $   --    $      --      $  393,560   $    --   $ 393,560

Transfers to sole stockholder                                                                     (15,838)              (15,838)
Dividend paid to sole stockholder                                                                (265,212)             (265,212)
Net income from January 1, 1997 to July 27, 1997                                                   28,851                28,851
Issuance of 49,104,874 shares                         49,104,874         491      140,870        (141,361)                   --
Issuance of 4,000 shares                                   4,000                                                             --
Net income from July 28, 1997 to September 30, 1997                                                           5,678       5,678
                                                     ---------------------------------------------------------------------------

Balance September 30, 1997                            49,108,874      $  491    $ 140,870      $       --   $ 5,678   $ 147,039
                                                     ===========================================================================


CommScope, Inc. has 20 million authorized shares of preferred stock at $0.01 par value. No preferred stock is currently issued or outstanding.



                    See notes to  condensed consolidated financial statements.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

1.  BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

CommScope, Inc. ("CommScope" or the "Company") was incorporated in Delaware in January 1997 and, through its wholly owned subsidiary CommScope, Inc. of North Carolina, formerly a wholly-owned subsidiary of General Instrument Corporation
("General Instrument"), operates in the cable manufacturing business. The Company designs, manufactures, markets and sells coaxial, fiber optic and high performance electronic cables primarily used in communications, local area network, aerospace and industrial applications. CommScope is the largest manufacturer and supplier of coaxial cable for cable television applications in the United States and is a leading supplier of coaxial cable for satellite television applications. CommScope is also a major supplier of coaxial cable to international communications markets, primarily the cable television market.

General Instrument (i) transferred all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite, and telecommunications industries to its wholly-owned subsidiary NextLevel Systems, Inc. ("NextLevel Systems") and all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electronic cable used in the cable television, satellite and other industries to CommScope, Inc. (then a wholly-owned subsidiary of General Instrument) and (ii) distributed all of the outstanding shares of capital stock of each of NextLevel Systems and CommScope to its stockholders on a pro rata basis as a dividend in a transaction that was consummated on July 28, 1997 (the "Distribution Date"). Approximately 147.3 million shares of NextLevel Systems Common Stock, based on an exchange ratio of one for one, were distributed to General Instrument's stockholders of record on July 25, 1997 (the "NextLevel Distribution"). On the Distribution Date, approximately 49.1 million shares of CommScope Common Stock, based on an exchange ratio of one for three, were distributed to NextLevel Systems' stockholders of record on that date (the "CommScope Distribution" and together with the NextLevel Distribution, collectively the "Distribution"). On the Distribution Date, NextLevel Systems and CommScope began operating as independent entities with publicly traded common stock. General Instrument retained no ownership interest in either NextLevel Systems or CommScope. Additionally, following the NextLevel Distribution, General Instrument was renamed General Semiconductor, Inc. ("General Semiconductor") and effected a one for four reverse stock split.

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

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements reflect the results of operations, financial position, and cash flows of CommScope that were transferred from General Instrument to the Company in connection with the Distribution. The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of income for the three months and the nine months ended September 30, 1997 and 1996, the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, and the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1997 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three and nine months ended September 30, 1997 and 1996. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

1.  BACKGROUND AND BASIS OF PRESENTATION (Continued)

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The condensed consolidated financial statements include an allocation of certain assets, liabilities and general corporate administrative expenses from General Instrument prior to the Distribution, and accordingly reflect the results of operations and changes in cash flows of the Company as if it were a separate entity prior to the Distribution. In the opinion of management, general corporate administrative expenses were allocated to CommScope on a reasonable and consistent basis using management's estimate of services provided to CommScope by General Instrument. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had CommScope been operating as a separate, stand-alone entity during the periods presented.

Prior to the Distribution, CommScope participated in General Instrument's cash management program, and the accompanying financial statements include an allocation of net interest expense from General Instrument. Net interest expense was allocated based upon CommScope's net assets as a percentage of the total net assets of General Instrument. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had CommScope operated as a separate, stand-alone entity during the periods presented. At the Distribution Date, CommScope implemented a separate cash management program and assumed responsibility for the costs associated with operating a public company.

CommScope's financial results include the costs incurred by General Instrument related to the postretirement benefit plan for employees and retirees of CommScope prior to the Distribution. Also, the provision for income taxes for the nine months ended September 30, 1997 and 1996 is based on CommScope's expected annual effective tax rate, calculated assuming CommScope had filed separate tax returns under its previously existing structure as a wholly-owned subsidiary of General Instrument.

Divisional retained earnings, as presented in the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statement of shareholders' equity, reflect the consolidated results of operations of the Company and transfers of capital to / from General Instrument by the Company prior to the Distribution, as this activity was included in the consolidated results of operations and financial position of General Instrument. After the dividend payment made to General Instrument in accordance with the terms of the Distribution, the remaining divisional retained earnings were contributed to the Company by General Instrument and are reflected as common stock and additional paid-in capital. Net income of the Company after the Distribution Date is reflected as a component of retained earnings.

CommScope's earnings were part of General Instrument's results of operations for all periods presented prior to the Distribution Date, including 27 days in the quarter ended September 30, 1997. Additionally, the capital structure of the Company changed significantly as a result of borrowings under the Company's credit facility on the Distribution Date, which were utilized primarily to make a dividend payment to General Instrument in accordance with the terms of the Distribution (see Note 4). Accordingly, no historical earnings per share has been presented for all periods included in the condensed consolidated financial statements.
Alternatively,  pro forma  earnings  per share data is presented as described in
Note 3.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)


1.  BACKGROUND AND BASIS OF PRESENTATION (Continued)

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


2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

         Inventories consist of:


                                       September 30,     December 31,
                                            1997            1996
                                      --------------     ------------

             Raw materials              $   17,294         $   23,206

             Work in process                11,696              4,978

             Finished goods                 22,593             12,952
                                      --------------     ------------
                                        $   51,583         $   41,136
                                      ==============     ============


3.  PRO FORMA FINANCIAL INFORMATION AND EARNINGS PER SHARE

The accompanying unaudited pro forma financial information was prepared to present the consolidated statements of income of CommScope as if the Distribution had occurred on January 1, 1996. The unaudited pro forma statements of income set forth below do not purport to represent what CommScope's operations actually would have been or to project CommScope's operating results for any future period.

The unaudited pro forma information has been prepared utilizing the historical consolidated statements of income of CommScope which were adjusted to reflect a net debt level of $275 million at the beginning of each period presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings (see Note 4). Pro forma earnings per share was calculated by dividing the pro forma net income for each period presented by the pro forma common and common equivalent shares outstanding for each period, and assumes that a total of 49.2 million common and common equivalent shares outstanding at the Distribution Date were outstanding since January 1, 1996. Additionally, the weighted average number of common and common equivalent shares outstanding for the three and nine months ended September 30, 1997 has been presented after giving effect to changes in common shares outstanding and in the dilutive effect of stock options subsequent to the Distribution Date.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)



3.  PRO FORMA FINANCIAL INFORMATION AND EARNINGS PER SHARE (Continued)

Giving effect to the Distribution as of January 1, 1996, pro forma results for the Company would have been as follows:

                                                      Pro Forma (A)               Pro Forma (A)
                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                 1997           1996           1997           1996
                                             -------------  -------------  -------------  -------------

Net Income                                      $   7,014     $   14,089     $   31,675     $   36,962
                                             =============  =============  =============  =============

Weighted   average   number  of  common  and
common equivalent shares outstanding               49,403         49,200         49,268         49,200
                                             =============  =============  =============  =============

Primary earnings per share (B)                  $    0.14     $     0.29     $     0.64     $     0.75
                                             =============  =============  =============  =============


(A) Assumes a net debt level of $275 million at the beginning of each period presented, interest expense of $4.5 million and $13.7 million for the three and nine months ended September 30, 1997, and interest expense of $4.6 million and $13.8 million for the three and nine months ended September 30, 1996.

(B) Pro forma fully diluted earnings per share is not presented because it does not differ from pro forma primary earnings per share.

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", was issued to simplify the standards for computing earnings per share ("EPS") and to make them comparable to international EPS standards. SFAS No. 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS No. 128 will require dual presentation of basic and diluted EPS on the face of the statement of income and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to fully diluted EPS pursuant to Accounting Principles Board ("APB") Opinion No. 15. The Company will adopt SFAS No. 128 in the quarter and year ending December 31, 1997. Had the new standard been applied in the quarter ending September 30, 1997, pro forma basic and diluted EPS would have been the same as pro forma primary and fully diluted EPS under APB Opinion No. 15.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                              September 30,      December 31,
                                                   1997             1996
                                              -------------      ------------

Credit Agreement (as defined below)              $  260,000        $       --
Alabama State Industrial Development
  Authority Notes                                    10,800            10,800
                                              -------------      ------------
                                                    270,800            10,800
Less current portion                                     --                --
                                              -------------      ------------
                                                 $  270,800        $   10,800
                                              =============      ============


On July 23, 1997 the Company entered into a $350 million revolving credit agreement with a group of banks (the "Credit Agreement"). On the Distribution Date, the Company borrowed $266 million under the Credit Agreement which was utilized to make a dividend payment to General Instrument in accordance with the terms of the Distribution and to fund fees and expenses in connection with the Credit Agreement. The Company intends to utilize the Credit Agreement in the future for, among other things, general working capital needs, financing strategic acquisitions, and other general corporate purposes.

The Credit Agreement provides a total of $350 million in available revolving credit commitments through (i) loans available at various interest rates and interest maturity periods (collectively, the "Revolving Credit Loans") and (ii) the issuance of standby or commercial letters of credit ("Letters of Credit") of up to $50 million. All amounts borrowed under the Credit Agreement are due on December 31, 2002.

At the Company's option, advances under the Revolving Credit Loans are available by choosing from one of the following types of loans, which are primarily differentiated by the interest rates available: (i) an ABR Loan (as defined in the Credit Agreement), with interest based on the highest of the prime rate of The Chase Manhattan Bank, the Base CD Rate (as defined in the Credit Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%; (ii) a Eurodollar Loan (as defined in the Credit Agreement), with interest based on the Eurodollar Rate (LIBOR) plus a margin which will vary based on the Company's performance with respect to certain calculated financial ratios as defined in the Credit Agreement; (iii) an Absolute Rate Bid Loan (as defined in the Credit Agreement), with interest determined through competitive bid procedures among qualified lenders under the Credit Agreement; and (iv) a Swing Line Loan (as defined in the Credit Agreement) for up to an aggregate amount of $30 million, with interest based on a money market rate, the ABR Loan rate, or a combination thereof.

Interest on the Revolving Credit Loans generally is payable quarterly in arrears or, for a Eurodollar Loan, at the end of an interest period date which is specified at the time funds are advanced to the Company, not to exceed three months. A facility fee based on the total commitment under the Credit Agreement and a fee for outstanding letters of credit is payable quarterly.

The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends, and requirements to maintain certain minimum levels of consolidated net worth, leverage ratio, and interest coverage ratios. The Company was in compliance with these covenants at September 30, 1997.

At September 30, 1997 interest rates on outstanding borrowings under the Credit Agreement and the Alabama State Industrial Development Authority Notes ranged from 5.69% to 6.23%.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

5. DERIVATIVE FINANCIAL INSTRUMENTS

Prior to the Distribution, CommScope was considered in General Instrument's overall risk management strategy. As part of this strategy, General Instrument used certain financial instruments primarily to reduce its exposure to adverse movements in foreign exchange rates and interest rates. General Instrument did not utilize derivative financial instruments for trading purposes. As part of implementing its strategy, General Instrument allocated to CommScope the income and expense associated with certain interest rate cap or swap agreements as part of the total allocation of net interest costs to the Company. The net effect of interest rate instruments on the Company's results of operations for all periods presented prior to the Distribution was not material.

CommScope has established a risk management strategy which includes the use of derivative financial instruments for purposes other than trading, principally to reduce exposures to market risks resulting from adverse fluctuations in commodity prices, interest rates, and foreign exchange rates. At September 30, 1997, the Company evaluated its foreign-exchange and commodity exposures and concluded that it was not beneficial to use financial instruments to hedge its current positions with respect to those exposures.

Effective October 30, 1997 the Company entered into an interest rate swap agreement to effectively convert an aggregate amount of $50 million of outstanding variable-rate borrowings to a fixed-rate basis. The contract has an eighteen month term and matures on April 30, 1999, unless terminated at the option of the counterparty to the swap agreement on October 30, 1998. Under the agreement, interest settlement payments will be made quarterly based upon the spread between the 3 month LIBOR, as adjusted quarterly, and a fixed rate of 5.79%. Net payments or receipts resulting from the swap agreement will be recorded as adjustments to interest expense.

6.  JOINT VENTURE OPERATIONS

In August 1997, Vision Cables Pty. Ltd. ("Vision Cables"), an Australian company in which CommScope owns a 49% minority interest, suspended manufacturing operations at its facility near Melbourne, Australia. The joint venture company was established in 1995 with Pacific Dunlop Ltd. of Australia ("Pacific Dunlop"), the 51% owner. Vision Cables has been supplying the Australian cable television market with both CommScope manufactured coaxial cables imported from the United States and coaxial cables produced by Vision Cables in Australia.

CommScope and Pacific Dunlop are together evaluating options for future manufacturing operations at the Melbourne facility. If the manufacturing operations are permanently discontinued, CommScope may need to record its minority interest share of the one-time charges related to the closing of $1 million to $3 million after tax ($0.02 to $0.06 per share) as early as the fourth quarter of 1997.

The Company's share of the net income or loss of the joint venture is included in the consolidated statements of income using the equity method of accounting. Since 1995, CommScope has recorded pre-tax income of approximately $1 million from its minority interest investment in the joint venture and sold approximately $55 million of CommScope exported products to the Australian market through the Vision Cables distribution arrangement.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

7.  NEWLY ISSUED ACCOUNTING STANDARDS

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years required, and will be adopted by the Company in the year ending December 31, 1998. Had the new standard been applied in the quarter ended September 30, 1997, comprehensive income would not differ from net income for all periods presented in the condensed consolidated statements of income.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company in the year ending December 31, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management is currently evaluating the effect of SFAS No. 131 on the Company's current disclosures.

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

HIGHLIGHTS

CommScope's earnings were part of General Instrument's results of operations for all periods presented prior to the Distribution Date, including 27 days in the quarter ended September 30, 1997. Additionally, the capital structure of the Company changed significantly as a result of borrowings under the Company's credit facility on the Distribution Date, which were utilized primarily to make a dividend payment to General Instrument in accordance with the terms of the Distribution (see Note 4). Accordingly, no historical earnings per share has been presented for all periods included in the condensed consolidated financial statements.

CommScope reported net income of $7 million for the quarter ended September 30, 1997, a decrease of $8 million (52%) from the third quarter of 1996 net income of $15 million. For the nine months ended September 30, 1997, net income decreased 16% to $35 million, compared to $41 million for the same period in 1996.

CommScope reported pro forma net income of $7 million ($0.14 per pro forma share) for the quarter ended September 30, 1997, a decrease of $7 million (50%) from the third quarter of 1996 pro forma net income of $14 million. For the nine months ended September 30, 1997 pro forma net income was $32 million ($0.64 per pro forma share), compared to $37 million ($0.75 per pro forma share) for the same period in 1996, a decrease of 14%. Pro forma net income and earnings per share reflect the impact of CommScope's new capital structure immediately following the Distribution (see Liquidity and Capital Resources below), assuming that all common stock issued and long term debt borrowings as of the Distribution Date were outstanding since January 1, 1996.


              COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND
         NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 WITH THE THREE AND
                   NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996

NET SALES

Net sales for the third quarter and nine months ended September 30, 1997 decreased $1 million (1%) to $147 million and increased $33 million (8%) to $454 million, respectively, from the comparable prior year periods. The decrease in third quarter net sales is due primarily to lower international sales to Australia. International sales to Australia were $1 million during the third quarter of 1997 and $10 million during the third quarter of 1996. Excluding sales to Australia, international sales increased 4% for the third quarter of 1997 as compared to the third quarter of 1996. For the nine months ended September 30, the increase in net sales in 1997 as compared to 1996 reflects higher sales in cable television and other video distribution markets and strong growth in the local area network ("LAN") product line. International sales, including the effects of reduced sales to Australia, increased 9% for the nine months ended September 30, 1997 as compared to the same period in 1996. International sales for the nine months ended September 30 represented 35% of the Company's net sales in 1997 compared to 34% in 1996.

Net sales to cable television and other video distribution markets ("CATV Products") for the third quarter of 1997 decreased $3 million (3%) to $122 million from the third quarter of 1996 and for the nine months ended September 30, 1997 increased $14 million (4%) over the comparable prior year period to $379 million. Excluding the effects of the decreased sales to Australia, net sales of CATV Products for the third quarter and nine months ended September 30, 1997 increased $5 million (5%) and $23 million (7%). These increases are primarily due to higher sales volume of both semi-flexible coaxial cables used in the trunk and feeder distribution portion of cable television systems and flexible coaxial (drop) cable primarily used for connecting the feeder cable to the cable television subscriber's residence. These sales have been driven by increased deployment of hybrid fiber coaxial ("HFC") networks for new cable television systems in international markets and continued domestic growth, offset in part by a slow down in such spending by a major cable television operator in the United States.

Net sales for LAN and other data applications for the third quarter ended September 30, 1997 were the same as in the prior year ($18 million) and for the nine months ended September 30, 1997 increased $8 million (17%) to $54 million over the comparable prior year period. The increase in sales for the comparative nine month periods reflect higher sales volume for premise wiring of LANs.

Decreases in the average selling prices of both CATV products and LAN products during the third quarter and nine months ended September 30, 1997 have partially offset volume increases in sales for both products.

Sales of other cable products for the third quarter and nine months ended September 30, 1997 were $7 million and $21 million, respectively, compared to $5 million and $10 million, respectively, for the third quarter and nine months ended September 30, 1996. This increase is primarily due to sales of high-temperature aerospace and industrial cable products from the Company's Elm City, North Carolina facility, which was acquired along with certain other assets of the Thermatics Division of Teledyne Industries, Inc. in May 1996. Sales of high-temperature aerospace and industrial cable products for the three and nine months ended September 30, 1997 were $4 million and $12 million, respectively, compared with sales for the third quarter and four months ended September 30, 1996 (subsequent to the acquisition of the Elm City facility) of $3 million and $4 million, respectively.
 .

GROSS PROFIT (NET SALES LESS COST OF SALES)

Gross profit for the third quarter and nine months ended September 30, 1997 was $32 million and $111 million, respectively, compared to $40 million and $111 million for the comparable prior year periods, a decrease of 20% for the third quarter with no comparative change for the nine months ended September 30. The lower gross profit is the result of several factors, including the impact of significantly reduced sales to Australia, lower selling prices due to a competitive pricing environment, higher raw material costs, manufacturing issues related to the production of unshielded twisted pair LAN products, and manufacturing costs related to new product development. As a percentage of sales, gross margin declined from 27% in the third quarter of 1996 to 22% for the third quarter of 1997. For the nine months ended September 30, 1997 and 1996 gross margin as a percentage of sales was 24% and 26%, respectively. Due to the competitive pricing environment and higher raw material costs, the Company expects gross margin percentages to remain below 23% for the remainder of fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expense for the third quarter and nine months ended September 30, 1997 increased $2 million (17%) to $13 million and $6 million (20%) to $37 million, respectively, over the comparable prior year periods. As a percentage of sales, SG&A expense for the third quarters ended September 30, 1997 and 1996 was 9% and 7%, respectively, and for the nine month periods ended September 30, 1997 and 1996 was 8% and 7%, respectively. The increase in SG&A expense was principally attributable to increased sales and marketing expenditures to support product expansion and growth opportunities in international cable and network markets.

RESEARCH AND DEVELOPMENT

Research and development expense as a percentage of sales was 1% and was unchanged for the third quarter and nine months ended September 30, 1997 as compared with the corresponding periods in 1996. The Company has ongoing programs to develop new products and market opportunities for its products and core capabilities and new manufacturing technologies to achieve cost reductions.

INTEREST EXPENSE, NET

Net interest expense up to the Distribution Date represents an allocation of net interest expense from General Instrument and was allocated based upon the Company's net assets as a percentage of the total net assets of General Instrument. Subsequent to the Distribution Date, net interest expense represents the actual interest expense on outstanding borrowings under the Company's credit facilities offset by interest income earned primarily on money market cash deposits. Net interest expense was $4 million and $9 million for the third quarter and nine months ended September 30, 1997, respectively, an increase of $2 million (59%) and $2 million (23%) from each of the corresponding periods of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $51 million for the nine months ended September 30, 1997 compared to $36 million for the comparable prior year period, an increase of $15 million or 42%. This increase primarily results from lower working capital increases during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, partially offset by the decrease in net income for the nine months ended September 30, 1997 from the comparable nine month period in 1996.

Working capital was $111 million at September 30, 1997 compared to $107 million at December 31, 1996, an increase of $4 million, or 4%. The increase in working capital is primarily due to increased inventory to support business growth and for the introduction of new products, partially offset by the related increases in accounts payable. Working capital levels were also affected by an increase in cash, due to the implementation of a separate cash management program as an independently operated company, offset by an increase in income taxes payable due to the timing of certain federal and state income tax deposits. Prior to the Distribution, federal income taxes and certain state income taxes were settled with General Instrument through divisional retained earnings. Based on current levels of orders and backlog, management of the Company believes that working capital levels are appropriate to support future operations.

During the nine months ended September 30, 1997, the Company invested $24 million in equipment and facilities compared to $15 million for the comparable period in 1996. This level of capital spending was attributable to capacity expansion across the business units of the Company and vertical integration to meet increased current and anticipated future business demands. During the nine months ended September 30, 1996, the Company utilized $18 million to acquire certain assets of the Thermatics Division of Teledyne Industries, Inc.

Management of the Company assesses its liquidity in terms of its overall ability to obtain cash to support its ongoing business levels and to fund its growth objectives. Prior to the Distribution Date, the Company participated in the General Instrument cash management program. To the extent the Company generated positive cash, such amounts were remitted to General Instrument. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds historically were provided by General Instrument. The net effect of these transactions has been reflected in divisional retained earnings. Effective as of the Distribution Date, the Company has independently established a cash management program to support future business levels and growth objectives.

The Company's principal sources of liquidity both on a short-term and long-term basis have been cash flows provided by operations and funds provided by General Instrument prior to the Distribution. Net cash transfers to General Instrument were $16 million for the nine months ended September 30, 1997 compared to $3 million for the nine months ended September 30, 1996. Management believes that, based upon its analysis of the Company's consolidated financial position and the expected results of its operations in the future, the Company will have sufficient cash flows from future operations and the financial flexibility to attract both short- and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

On July 23, 1997 the Company entered into a $350 million revolving credit agreement with a group of banks (the "Credit Agreement"). On the Distribution Date, the Company borrowed $266 million under the Credit Agreement which was utilized to make a dividend payment to General Instrument in accordance with the terms of the Distribution and to fund fees and expenses in connection with the Credit Agreement. The Company intends to utilize the Credit Agreement in the future for, among other things, general working capital needs, financing strategic acquisitions, and other general corporate purposes.

The Credit Agreement provides a total of $350 million in available revolving credit commitments through (i) loans available at various interest rates and interest maturity periods (collectively, the "Revolving Credit Loans") and (ii) the issuance of standby or commercial letters of credit ("Letters of Credit") of up to $50 million. All amounts borrowed under the Credit Agreement are due on December 31, 2002.

At the Company's option, advances under the Revolving Credit Loans are available by choosing from one of the following types of loans, which are primarily differentiated by the interest rates available: (i) an ABR Loan (as defined in the Credit Agreement), with interest based on the highest of the prime rate of The Chase Manhattan Bank, the Base CD Rate (as defined in the Credit Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%; (ii) a Eurodollar Loan (as defined in the Credit Agreement), with interest based on the Eurodollar Rate (LIBOR) plus a margin which will vary based on the Company's performance with respect to certain calculated financial ratios as defined in the Credit Agreement; (iii) an Absolute Rate Bid Loan (as defined in the Credit Agreement), with interest determined through competitive bid procedures among qualified lenders under the Credit Agreement; and (iv) a Swing Line Loan (as defined in the Credit Agreement) for up to an aggregate amount of $30 million, with interest based on a money market rate, the ABR Loan rate, or a combination thereof.

Interest on the Revolving Credit Loans generally is payable quarterly in arrears or, for a Eurodollar Loan, at the end of an interest period date which is specified at the time funds are advanced to the Company, not to exceed three months. A facility fee based on the total commitment under the Credit Agreement and a fee for outstanding letters of credit is payable quarterly.

The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends, and requirements to maintain certain minimum levels of consolidated net worth, leverage ratio, and interest coverage ratios. The Company was in compliance with these covenants at September 30, 1997.

At September 30, 1997 interest rates on outstanding borrowings under the Credit Agreement and the Alabama State Industrial Development Authority Notes ranged from 5.69% to 6.23%.

CONTINGENT MATTERS

In August 1997, Vision Cables Pty. Ltd. ("Vision Cables"), an Australian company in which CommScope owns a 49% minority interest, suspended manufacturing operations at its facility near Melbourne, Australia. The joint venture company was established in 1995 with Pacific Dunlop Ltd. of Australia ("Pacific Dunlop"), the 51% owner. Vision Cables has been supplying the Australian cable television market with both CommScope manufactured coaxial cables imported from the United States and coaxial cables produced by Vision Cables in Australia.

CommScope and Pacific Dunlop are together evaluating options for future manufacturing operations at the Melbourne facility. If the manufacturing operations are permanently discontinued, CommScope may need to record its minority interest share of the one-time charges related to the closing of $1 million to $3 million after tax ($0.02 to $0.06 per share) as early as the fourth quarter of 1997.

The Company's share of the net income or loss of the joint venture is included in the consolidated statements of income using the equity method of accounting. Since 1995, CommScope has recorded pre-tax income of approximately $1 million from its minority interest investment in the joint venture and sold approximately $55 million of CommScope exported products to the Australian market through the Vision Cables distribution arrangement.

                           PART II - OTHER INFORMATION

Item 5.   Other Information

         (a)      Negotiations With Alcatel Cable France ("Alcatel")

         In Note 4 to the Company's Form 10-Q for the quarter ended June 30, 1997 and in a press release dated August 7, 1997, the Company announced that it had reached a non-binding understanding with Alcatel that would establish a European base of operations for CommScope.

         The tentative agreement centered around a transfer by Alcatel to CommScope of its CATV coaxial cable business in Seneffe, Belgium. Alcatel also would have purchased its future requirements of CATV coaxial cable from CommScope for a period of time to be determined. As part of the arrangement, Alcatel would have received substantially all of the assets from CommScope's high-temperature aerospace and industrial cable business in Elm City, North Carolina.

         On September 23, 1997, the Company issued a press release announcing that the previously announced negotiations related to CommScope's acquisition of Alcatel's coaxial cable business in Seneffe, Belgium had ended. However, discussions continue regarding other opportunities with Alcatel.

         Sales from CommScope's aerospace and industrial cable business totaled approximately $12 million for the nine months ended September 30, 1997.


         (b)      Appointment of Deloitte & Touche LLP as
                  Independent Public Accountants

         On August 27, 1997 the Board of Directors appointed Deloitte & Touche LLP as the independent public accountants for the Company for the fiscal year ending December 31, 1997.


         (c) Election of Brian D. Garrett as President and Chief Operating Officer

         On October 16, 1997 the Board of Directors elected Brian D. Garrett as President and Chief Operating Officer of the Company. Mr. Garrett has been Executive Vice President of Operations at CommScope since early 1997. Previously, he served as General Manager, Vice President and Executive Vice President of the Network Cable Division from 1986 to 1996 and Vice President of Engineering from 1980 to 1986.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.

                  10.1     The CommScope, Inc. Deferred Compensation Plan for
                           Directors, dated as of August 27, 1997
                  27       Financial Data Schedule
                  99       Forward Looking Information


         (b) Reports on Form 8-K filed during the three months ended September 30, 1997:

                           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     COMMSCOPE, INC.

November 12, 1997                                    /s/ Jearld L. Leonhardt
-----------------                                    -----------------------
Date                                                 Jearld L. Leonhardt
                                                     Executive  Vice  President,
                                                     Finance and  Administration
                                                     Signing    both    in   his
                                                     capacity as Executive  Vice
                                                     President  on behalf of the
                                                     Registrant   and  as  Chief
                                                     Financial  Officer  of  the
                                                     Registrant