Form 10-K405
period 1997-12-31
COMMSCOPE INC
filed 1998-03-31
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                        Commission file number: 001-12929

                                   ----------

                                 CommScope, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware
    (State or other jurisdiction of                    36-4135495
      incorporation or organization)        (I.R.S. Employer Identification No.)

       1375 Lenoir-Rhyne Boulevard
         Hickory, North Carolina                          28601
(Address of principal executive offices)                (Zip Code)

                                  (704)324-2200
              (Registrant's telephone number, including area code)

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
         -------------------                        -------------------

   Common Stock, par value $.01 per share          New York Stock Exchange
      Preferred Stock Purchase Rights              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $575.5 million as of March 16, 1998 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. As of March 16, 1998 there were 49,154,751 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                       Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                   ----------

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise requires, references to the "Company" or "CommScope" include CommScope, Inc. and its direct or indirect subsidiaries including CommScope, Inc. of North Carolina ("CommScope NC"), the Company's principal operating subsidiary. Effective on July 28, 1997, the Company was spun-off (the "Spin-off" or the "Distribution") from its parent company, General Instrument Corporation (the "Distributing Company"), through a distribution of the Company's shares to the stockholders of the Distributing Company. Immediately following the Distribution, the Distributing Company changed its corporate name to "General Semiconductor, Inc." On February 2, 1998 NextLevel Systems, Inc. (which was also spun-off from the Distributing Company) changed its name to General Instrument Corporation.

General

     The Company designs, manufactures and markets coaxial cables and other high-performance electronic and fiber optic cable products primarily for communication applications. The principal use of the Company's coaxial cables is in hybrid fiber coaxial ("HFC") cable systems being deployed in advanced communication systems throughout the world. The primary end markets for the Company's products are cable television systems, telephone companies that are also providing video services, residential and commercial wiring markets for video distribution such as satellite television and security, and commercial markets for premise wiring of local area networks ("LAN"). For the year ended December 31, 1997, approximately 82% of the Company's sales were to the worldwide cable television and video distribution markets, 13% were for LAN applications, and 5% were for other high-performance cable markets such as airplane wiring, industrial and other applications.

     The Company is the largest manufacturer and supplier of coaxial cable for cable television applications in the United States in terms of sales volume, with more than a 50% market share in 1997, and is a leading supplier of coaxial cable for satellite television applications. Management of the Company believes that its competitive strength in the coaxial cable market is due to its extensive coaxial cable product line, its delivery and service capability and its efficient, low-cost manufacturing operations. The Company also supplies the developing market for high-bandwidth coaxial cables used in HFC networks that provide local access to a combination of services that can include cable television, telephone and Internet access. These "full service" or "broadband service" HFC networks are being installed by cable operators and to a lesser extent telephone companies. In the last several years, the Company has also become a major supplier of coaxial cables to international markets for cable television and broadband services. The Company's international sales, primarily for coaxial cables, have increased from $66 million in 1992 to $200 million in 1997.

     The Company has recently expanded into additional markets through internal development of new products and by acquisition. Cell Reach is an internally developed coaxial cable product designed to be installed on antenna towers for cellular telephone, personal communication services (PCS) and other wireless or cellular communication applications. The Company has recently started marketing its Cell Reach cables and accessories to cellular network operators located in the United States and certain international markets.

Business Strategy

     The Company has achieved, and intends to expand and strengthen, its current market position as a leading supplier of cable for worldwide broadband telecommunications and other applications by emphasizing four business strategies: (i) supplying high-quality products and services; (ii) international expansion; (iii) seeking operating efficiencies through both economies of scale and close monitoring of costs; and (iv) developing new product and marketing opportunities. The key elements of the Company's strategy are set forth below.

o High-Quality Products and Service Levels. The Company designs, manufactures and markets an extensive product line of high-quality coaxial and fiber optic cables available for cable television and broadband service applications. These cables, as well as LAN cables, are produced to the highest commercial standards of performance and are tested during and after manufacture to insure final conformance to these specifications. The Company's two largest manufacturing facilities are ISO 9001 certified. The Company's management believes that its capacity to manufacture coaxial cables is greater than that of any other manufacturer, which gives it a unique high-volume service capability. The Company has quick order turnaround capability due to its 24 hour, seven days per week continuous manufacturing operations. The Company also provides material management and logistics services to its cable product customers, including rapid delivery services through a large company operated private trucking fleet. The Company's cable television and LAN businesses seek to attain high levels of customer satisfaction.

o International Expansion. The Company has identified certain international markets, principally Europe, the Pacific Rim and Latin America, as significant sources of future growth because of the size and potential of these markets. The Company intends to capitalize on this potential by continuing its international strategy of seeking to increase sales by existing operations while developing manufacturing capability in new markets. The Company intends to establish or acquire international distribution and/or manufacturing facilities to further improve capabilities in this regard, reduce shipping and importation costs and enhance customer service.

o Improved Operating Efficiencies. The Company continues to effectively manage the costs of its businesses and to implement procedures to lower costs and increase profitability. The Company seeks to improve operating efficiency through reductions in purchasing costs, developing and implementing new manufacturing technologies and achieving unit cost reduction through economies of scale.

o Development of New Products and Market Opportunities. The Company maintains an active program to identify, develop and commercialize new products and/or market opportunities for its products and core capabilities. In the past, this strategy has led to the development of new products and entry into new markets such as satellite cables, the LAN market, specialized coaxial based telecommunication cables, broadcast audio and video cables, coaxial cables in conduit and, most recently, cellular communication system cables and accessories. This strategy may be augmented by the acquisition of attractive cable or related component businesses that expand it's capacity for existing products or that offer synergistic cable related growth opportunities.

Business Units

     The Company manufactures and sells cable for three broad market segments:
CATV and other video applications, LAN applications and other cable products.

     Domestic Cable TV Market. The Company designs, manufactures and markets primarily coaxial cable, most of which is used in the cable television industry. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum or copper outer tubular shield or outer conductor; and flexible, which is typically smaller in diameter than semi-flexible coaxial cable and has a more flexible outer conductor typically made of metallic tapes and braided fine wires. Semi-flexible coaxial cables are used in the trunk and feeder distribution portion of cable television systems, and flexible coaxial cables (also known as drop cables) are used for connecting the feeder cable to a residence or business or used for some other communications applications.

     Cable television service traditionally has been provided primarily by cable television system operators ("MSOs") that have been awarded franchises from the municipalities they serve. In response to increasing competitive pressures, MSOs have been expanding the variety of their service offerings not only for video, but for Internet access and telephony, which generally requires increasing amounts of cable and system bandwidth. MSOs have generally adopted, and the Company's management believes that for the foreseeable future will continue to adopt, HFC cable system designs when seeking to increase system bandwidth. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, and the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communications devices. The Company's management believes that: (1) MSOs are likely to increase their use of fiber optic cable for the trunk and feeder portions of their cable systems; (2) there will be an ongoing need for high-capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system; and
(3) coaxial cable remains the most cost effective means for the transmission of broadband signals to the home or business over shorter distances in cable networks. For local distribution purposes, coaxial cable has the necessary signal carrying capacity or bandwidth to handle upstream and downstream signal transmission.

     The construction, expansion and upgrade of cable systems require significant capital investment by cable operators. MSOs have been significant borrowers from the credit and capital markets, and, accordingly, capital spending within the domestic cable television industry has historically been cyclical, depending to a significant degree on the availability of credit and capital. The cable television industry has also been subject to varying degrees of both national and local government regulation, most recently, the Telecommunications Act of 1996 ("Telecom Act") and the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"), and its implementing regulations adopted in 1993 and 1994. The RBOCs and other telephone service providers have generally been subject to regulatory restrictions which prevented them from offering cable television service within their franchise telephone areas. However, the Telecom Act removes or phases out many of the regulatory and sale restrictions affecting MSOs and telephone operating companies in the offering of video and telephone services. The Company's management believes that the Telecom Act will encourage competition among MSOs, telephone operating companies and other communications companies in offering video, telephone and data services such as Internet access to consumers, and that providers of such services will upgrade their present communications delivery systems. The Company has provided coaxial cables to most major U.S. telephone operating companies, several of which are installing broadband networks for the delivery of video, telephone and other services to some portion of their telephone service areas. The broadband networks proposed by some of the telephone companies utilize HFC technologies similar to those employed by many cable television operators.

     International Markets. Cable system designs utilizing HFC technology are increasingly being employed in international markets with low cable television penetration. Based upon industry trade publications and reports from telecommunications industry analysts, the Company's management estimates that approximately 36% of the television households in Europe subscribe to some form of multichannel television service as compared to a subscription rate of approximately 70% in the United States. Based upon such sources, the Company's management estimates subscription rates in the Asia/Pacific Rim and Latin American/Caribbean markets are even lower at approximately 17% and 12%, respectively. In terms of television households, it is estimated that there were approximately 248 million television households in Europe, approximately 377 million in Asia/Pacific Rim and approximately 93 million in Latin America and the Caribbean. This compares to approximately 96 million television households in the United States.

     International sales of the Company's coaxial cables have increased steadily in recent years, from approximately $66 million in 1992 to approximately $200 million in 1997. In 1997, the Company had sales in approximately 85 countries. Penetration of the international marketplace has been accomplished through a network of distributors and agents located in major countries where the Company does business. The Company also employs 13 international direct territory managers to supplement and manage its network of distributors and agents. In addition to new customers developed by the Company's network of distributors and sales representatives, many large U.S. cable television operators, with whom the Company has had long established business relationships, are active investors in cable television systems outside the United States.

     While Company management expects long-term growth opportunities in international markets, management is cautious about near-term performance due to the current monetary crises in key overseas markets, including the Pacific Rim and South America. Industry consolidation and the strength of the U.S. dollar versus local currencies could slow short-term demand. However, in the long run the Company's management believes that continued growth in international markets, including the developing markets in Asia, the Middle East and Latin America, and the expected privatization of the telecommunications structure in many European countries, represent significant future opportunities. While growth in international revenues could serve to mitigate the effects of future capital spending cycles by domestic cable operators, such growth may be subject to political and economic uncertainties.

     In 1995 the Company, along with the Pacific Dunlop Ltd., began a joint venture located near Melbourne, Australia to manufacture certain coaxial cables for the Australia market. Due to accelerated construction activity, the majority of cables supplied by the joint venture were manufactured by CommScope in the United States and exported into Australia. Export sales to Australia totaled $20.2, $24.7 million and $10.3 million in 1995, 1996 and 1997, respectively. However, after a rapid two-year build out of major Australia cities, the market transitioned from a construction market to primarily a maintenance market. Further, due to financial and regulatory issues, construction activity for the two major cable TV service providers was sharply reduced in the second half of 1997. Because of these issues and the weakening Southeast Asia economic outlook, the joint venture permanently ceased manufacturing activities in December 1997. The Company took a $3.9 million pre-tax charge in connection with the manufacturing shutdown in 1997. The joint venture is currently operating in 1998 as a distribution operation for CommScope coaxial cables for the Australian and Pacific markets.

     Video and Broadcast Applications (non-cable television). Many specialized markets or applications are served by multiple cable media, (i.e., coaxial, twisted pair (shielded or unshielded), fiber optic or combinations of each). The Company has become a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full service communications providers worldwide. In the satellite direct-to-home (DTH) cable market, where specialized composite coaxial and copper cables transmit satellite-delivered video signals and antenna positioning/control signals, the Company has developed a leading market position. DTH cables are specified by leading original equipment manufacturers ("OEMs"), distributors and service providers. The Company markets an array of premium metallic and optical cable products directed at the broadcasting and video production studio market. Because of the Company's position in other video transport markets and access to distribution channels within the market, these products are viewed by the Company's management as a growth opportunity, although there can be no assurance that the Company will be able to penetrate this market successfully.

     LAN Market. The proliferation of personal computers, and more broadly the practice of distributed computing, has created a need for products which enable users to share files, applications and peripheral equipment such as printers and data storage devices. LANs, typically consisting of at least one dedicated computer (a "server"), peripheral devices, network software and interconnecting cables, were developed in response to this demand. The Company manufactures a variety of twisted pair, coaxial and fiber optic cables to transmit data for LAN applications. The most widely used cable design for this application consists of four high-performance twisted pairs that are capable of transmitting data at rates in excess of 155 mbps. The Company focuses its products and marketing on cables with enhanced electrical and physical performance such as its recently introduced Ultra II unshielded twisted pair ("UTP"). The Company's management believes that Ultra II cable is among the highest performing UTP cables in the industry. Copper and fiber optic composite cables are frequently combined in a single cable to reduce installation costs and support multimedia applications.

     Cellular Communication Applications. Management of the Company believes that the rapid deployment of cellular or "wireless" communication systems throughout the United States and the rest of the world presents a growth opportunity for the Company. Semi-flexible coaxial cables are used to connect the antennae located at the top of cellular antenna towers to the radios and power sources located adjacent to or near the antenna site. In 1996 and 1997, the Company developed Cell Reach(R) products, a line of copper shielded semi-flexible coaxial cables and related connectors and accessories to address this market. The Company has significant manufacturing capacity in place for this product line and is currently developing additional products and marketing programs for Cell Reach for both the U.S. and certain international markets. Management of the Company began receiving orders and making shipments of Cell Reach in the first quarter of 1997. There are larger, well established companies with significant financial resources and brand recognition in the cellular market which have established marketing channels for coaxial cables and accessories.

     Other Markets. The Company has also developed a strategy for addressing additional cable consuming markets. By combining narrowly focused product and market management with its cable manufacturing and operational skills, the Company is entering new markets for telephone central office, industrial control and data, and other high-performance cable applications.

Manufacturing

     The Company employs advanced cable manufacturing processes, the most important of which are: thermoplastic extrusion for insulating wires and cables, high-speed welding and swaging of metallic shields or outer conductors, braiding, cabling and automated testing. Many of these processes are performed on equipment that has been modified for the Company's purposes or specifically built to the Company's specifications, often internally in the Company's own machine shop facilities. The Company fabricates very few of the raw material components used in making most of its cables, such as wire, tapes, tubes and similar materials, but the Company's management believes such fabrication, to the extent economically feasible, could be done by the Company instead of being outsourced. The manufacturing processes of the three principal types of cable manufactured by the Company-coaxial cables, twisted copper pair cables and fiber optic cables-are further described below.

     Coaxial Cables. The Company employs a number of advanced plastic and metal forming processes in the manufacture of coaxial cable. Three fundamental process sequences are common to almost all coaxial cables.

     First, a plastic insulation material, called the dielectric, is melt extruded around a metallic wire or center conductor. Current, state-of-the-art dielectrics consist of foamed plastics to enhance the electrical properties of the cable. Precise control of the foaming process is critical to achieve the mechanical and electrical performance required for broadband services and cellular communications applications. The Company's management believes that plastic foam extrusion, using proprietary materials, equipment and control systems, is a core competency of the Company.

     The second step involves sheathing the dielectric material with a metallic shield or outer conductor. Three basic shield designs and processes are used. For semi-flexible coaxial cables, solid aluminum or copper shields are applied over the dielectric by either pulling the dielectric insulated wire into a long, hollow metallic tube or welding the metallic tube directly over the dielectric. Welding allows the use of thinner metal, resulting in more flexible products. The Company uses a proprietary welding process that achieves significantly higher process speeds than those achievable using other cable welding methods. The same welding process has led to extremely efficient manufacturing processes of copper shielded products for cellular communications. For both hollow and welded tubes, the cable is passed through tools that form the metallic shield tightly around the dielectric.

     Flexible coaxial cables, which are usually smaller in diameter than semi-flexible coaxial cables, generally are made with the third shield design. Flexible outer shield designs typically involve laminated metallic foils and braided fine wires which are used to enhance flexibility which is more desirable for indoor wiring or for connecting subscribers in drop cable applications.

     The third and usually final process sequence is the melt extrusion of thermoplastic jackets to protect the coaxial cable. A large number of variations are produced during this sequence including: incorporating an integral strength member, customer specified extruded stripes and printing for identification; abrasion and crush resistant jackets and adding moisture blocking fillers.

     Twisted Copper Pairs. Single copper wires are insulated using high-speed thermoplastic extrusion techniques. Two insulated copper singles are then twinned (twisted into an electrically balanced pair unit) in a separate process and then bunched or cabled (the grouping of two or more pair units into larger units for further processing) in one or more further processes depending on the number of pairs desired within the completed cable. The cabled units are then shielded and jacketed or simply jacketed without applying a metallic shield in the jacketing process (the extrusion of a plastic jacket over a shielded or unshielded cable core). The majority of the sales of the Company's twisted copper pairs are derived from plenum rated unshielded twisted pair cables for LAN applications. Plenum cables are cables rated under the National Electrical Code as safe for installation within the air plenum areas of office buildings due to their flame retarding and low smoke generating characteristics when heated. Plenum cables are made from more costly thermoplastic insulating materials which have significantly higher extrusion temperature profiles that require more costly extrusion equipment than non-plenum rated cables. The Company believes that the processing of plenum rated materials is one of its core competencies.

     Fiber Optic Cables. To manufacture fiber optic cables, the Company purchases bulk uncabled optical fiber singles, then colors and buffers them before cabling them into unjacketed core units. Protective outer jackets and, sometimes, shields and jackets are then applied in a final process before testing. Manufacturing and test equipment for fiber optic cables are distinct from that used to manufacture coaxial and copper twisted pair cables. The majority of fiber optic cables produced by the Company are sold to the cable television and LAN industry. Some of these fiber-optic cables are produced under licenses acquired from other fiber and fiber-optic cable manufacturers.

     Composite Cables. Cables that are combinations of some or all of coaxial cables, copper singles or twisted copper pairs and fiber optic cables within a single cable are also produced by the Company for a variety of applications. The most significant of the composite cables manufactured by the Company are combination coaxial and copper twisted pairs within a common outer jacket which are being used by some telephone companies and cable operators to provide both cable television services and telephone services to the same households over HFC networks. Nearly all markets currently addressed by the Company have applications for composite cables which the Company is capable of manufacturing.

Research and Development

     The Company's research, development and engineering expenditures for the creation and application of new and improved products and processes were $6 million, $5 million and $4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period. The Company's management anticipates that the level of spending on product development activities will accelerate in future years. Total research and development expenditures are expected to be approximately $7 million in 1998. The widespread deployment of broadband services and HFC systems is expected to provide opportunities for the Company to enhance its coaxial cable product lines and to improve its manufacturing processes. Additionally, the Company's management expects that its participation in the LAN, cellular communications and other new markets now identified will require higher rates of product development spending in relation to sales generated than has been the case in recent years.

Sales and Distribution

     The Company markets its products worldwide through a combination of more than 80 direct sales, territory managers and manufacturers' representative personnel. The Company supports its sales organization with regional service centers in: North Carolina; California; Alabama; Birmingham; England; and Melbourne, Australia. In addition, the Company utilizes local inventories, sales literature, internal sales service support, design engineering services and a group of product engineers who travel with sales personnel and territory managers and assist in product application issues, and conduct technical seminars at customer locations to support its sales organization. A key aspect of the Company's customer support and distribution chain is the use of its private truck fleet.

     The Company's products are sold and used in a wide variety of applications. The Company's products primarily are sold both directly to cable system operators and telecommunications companies, OEMs and through distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide a broad selection of products in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its cable television, telephone and OEM customers.

     Cable television services in the United States are provided primarily by MSOs. It is estimated that the six largest MSOs account for more than 60% of the cable television subscribers in the United States. The major MSOs include such companies as Tele-Communications, Inc. ("TCI"), Time Warner, Continental Cablevision, Comcast Cable Communications and Cablevision Systems. Many of the major MSOs are customers of the Company, including those listed above. During 1997, sales to no single customer accounted for 10% or more of the Company's net sales and TCI was the only customer which accounted for 10% or more of the net sales of the Company during 1996 and 1995. Certain RBOCs and other telecommunications companies who have recently begun providing cable television services have become significant customers of the Company.

Patents

     The Company pursues an active policy of seeking intellectual property protection, namely patents, for new products and designs. The Company holds 84 patents worldwide and has 65 pending applications. Although the Company considers its patents to be valuable assets, no single patent is considered to be material to its operations as a whole. The Company intends to rely on its proprietary knowledge and continuing technological innovation to develop and maintain its competitive position.

Backlog

     At December 31, 1997, 1996 and 1995, the Company had an order backlog of approximately $55 million, $36 million and $33 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. Unfilled orders may be canceled prior to shipment of goods; however, such cancellations historically have not been material. However, significant elements of the Company's business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, current order backlog may not be indicative of future demand.

Competition

     The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. The Company also faces competition from certain smaller companies that have concentrated their efforts in one or more areas of the coaxial cable market. The Company's management believes that it enjoys a strong competitive position in the coaxial cable market due to its position as a low-cost, high-volume coaxial cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. The Company's management also believes that it enjoys a strong competitive position in electronic cable market due to the existence of one of the larger direct field sales organizations within the LAN segment, the comprehensive nature of its product line, and its long established reputation for quality.

Raw Materials

     In the manufacture of coaxial and twisted pair cables, the Company processes metal tubes, tapes and wires including bi-metallic wires (wires made of aluminum or steel with thin outer skins of copper) that are fabricated from high-grade aluminum, copper and steel. Most of these fabricated metal components are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. The Company has adopted a hedging policy pursuant to which it may, from time to time, attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Other major raw materials used by the Company include polyethelenes, polyvinylchlorides, fluoronated-ethylene-propylene (FEP) and other plastic insulating materials, optical fibers, and wood and cardboard shipping and packaging materials. In 1997, approximately 14% of the Company's raw material purchases were for bi-metallic center conductors for coaxial cables, nearly all of which were purchased from Copperweld Corporation under a long-term supply arrangement expiring in March 2000. In addition to bi-metallic wires, fine aluminum wire is purchased primarily from a single source; neither of these major raw materials could be readily replaced in sufficient quantities if all supplies from the respective primary sources were disrupted for an extended period. FEP is produced by two manufacturers and is currently under allocation by these suppliers. Availability of adequate supplies of FEP will be critical to future LAN cable sales growth. With respect to all other major raw materials used by the Company, alternative sources of supply or access to alternative materials are generally available. Supplies of all raw materials used by the Company are generally adequate and expected to remain so for the foreseeable future.

Environment

     The Company uses some hazardous substances and generates some solid and hazardous waste in the ordinary course of its business. Consequently, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. Because of the nature of its business, the Company has incurred, and will continue to incur, costs relating to compliance with such environmental laws. Although the Company's management believes that it is in substantial compliance with such environmental requirements, and the Company has not in the past been required to incur material costs in connection therewith, there can be no assurance its cost to comply with such requirements will not increase in the future. Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had and is not expected to have a material adverse effect on the Company's financial condition.

Employees

     At December 31, 1997, approximately 2,700 people were employed by CommScope. Substantially all employees are located in the United States. The Company's management believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     The Company's administrative, production and research and development facilities are located in Hickory, Catawba, Claremont and Statesville, North Carolina and Scottsboro, Alabama. The Hickory, North Carolina facility occupies approximately 38,000 square feet pursuant to a lease expiring in December 1999 and is the location of the Company's executive offices, sales office and customer service department.

     The Catawba, North Carolina facility occupies approximately 1,000,000 square feet and is owned by the Company. The Catawba facility manufactures coaxial cables, is the major distribution facility for cable television products and houses certain administrative and engineering activities.

     The Claremont, North Carolina facility occupies approximately 450,000 square feet and is owned by the Company. The Claremont facility manufactures coaxial, copper twisted pair and fiber optic cables and houses certain administrative, sales and engineering activities for the Company.

     During 1997, CommScope purchased a 310,000 square foot facility in Statesville, North Carolina, which will house and houses certain LAN cable manufacturing, cable-in-conduit manufacturing, recycling activities, research and development, and engineering activities.

     The Scottsboro, Alabama facility occupies 150,000 square feet and is owned by the Company. The Scottsboro facility manufactures coaxial cables.

     The Company's management does not believe there is any material long-term excess capacity in its facilities, although utilization is subject to change based on customer demand. Furthermore, the Company's management believes that its facilities and equipment generally are well maintained, in good operating condition and suitable for its purposes and adequate for its present operations.

     In February 1998, the Company sold the Elm City facility, which occupied approximately 250,000 square feet. See Note 5 of the "Notes to Consolidated Financial Statements" contained in Item 8.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. The Company's management does not believe that any such claims or lawsuits will have a material adverse effect on its financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Since the Distribution, the Company's Common Stock has been traded on the New York Stock Exchange under the symbol CTV. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the period July 28, 1997 through December 31, 1997. The stock price information shown below does not include "when-issued" trading prior to the Distribution.

                                                          "CTV"
                                                          -----
     Year Ended December 31, 1997                  High           Low
     ----------------------------                  ----           ---

 July 28th through September 30th                 19             12 3/4
 Fourth Quarter                                   14 7/16        10 3/8

     As of March 16, 1998, the approximate number of registered stockholders of record of the Company's Common Stock was 860.

     The Company does not currently intend to pay dividends in the foreseeable future, but to reinvest earnings in the Company's business. The Company's ability to pay cash dividends on its Common Stock is limited by certain covenants contained in a credit agreement to which the Company is a party. See
Note 9 of the consolidated financial statements, included in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data
(In thousands, except share and per share amounts)

   Years ended December 31                             1997           1996            1995            1994            1993
   -----------------------                             ----           ----            ----            ----            ----
Results of Operations:
Net Sales                                         $   599,216    $   572,212     $   485,160     $   445,328     $   341,789
Gross profit                                          141,000        155,089         129,428         127,862          98,124
Operating income                                       79,182        100,254          85,263          87,770          64,713
Net income                                             37,458         57,122          47,331          45,096          27,336
Pro forma net income(1)                                34,604         51,908              (1)             (1)             (1)
Basic and diluted earnings per
   share - pro forma(1)                                  0.70           1.06              (1)             (1)             (1)

Balance Sheet Data:
Total assets                                      $   483,539    $   479,885     $   412,378     $   397,843     $   336,281
Working capital                                       112,786        107,220          72,908          69,269          31,928
Long-term debt, including current maturities(2)       265,800         10,800          10,800               -               -
Stockholders' equity(2)                               150,032        393,560         339,177         343,169         300,786

Other Information:
Gross profit percentage                                  23.5%          27.1%           26.7%           28.7%           28.7%
Year end shares outstanding                        49,108,874             (1)             (1)             (1)             (1)
Earnings before net interest(4),
   taxes and depreciation and
   amortization ("EBITDA")(3)                     $    96,606    $   121,045     $   102,597     $   104,188     $    80,892

(1) Basic and diluted earnings per share - historical and year end shares outstanding had not been presented since the Company, through its wholly-owned subsidiary CommScope NC, was formerly a wholly-owned indirect subsidiary of the Distributing Company with no separately issued or outstanding equity securities prior to July 28, 1997, the date of the Spin-off from the Distributing Company. The unauditied pro forma information for 1997 and 1996 has been prepared utilizing the historical consolidated statements of income of CommScope adjusted to reflect a net debt level of $275 million at the beginning of each period presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings and a total of 49.1 million commons shares outstanding and 49.2 million common and common equivalent shares outstanding for basic and diluted earnings per share, respectively.

(2) Giving effect to transactions related to the Spin-off as if they had occurred on December 31, 1996, on a pro forma basis long-term debt was $276,800 and stockholders' equity was $128,348.

(3) EBITDA is presented not as an alternative measure of operating results or cash flow (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to the Company's ability to service debt.

(4) For purposes of the EBITDA calculation, 1997 net interest excludes amortization of deferred financing fees of $70, which is included in depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Business and Financial Highlights

CommScope designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications, local area network and industrial applications. CommScope is a leading manufacturer and supplier of coaxial cable for cable television applications and other communications applications in the United States. CommScope is also a leading supplier of coaxial cable to international cable television markets.

The Company is the largest manufacturer and supplier of coaxial cable for cable television applications in the United States in terms of sales volume and is a leading supplier of coaxial cable for satellite television and other video applications such as in-home video wiring, broadcast and security (collectively referred to as "CATV Products"). Management of the Company believes that its competitive strength in the coaxial cable market is due to its extensive coaxial cable product line, its delivery and service capability and its efficient, low-cost manufacturing operations. The Company supplies the developing market for high-bandwidth coaxial cables used in hybrid fiber coaxial ("HFC") networks that provide local access to a combination of services that can include cable television, telephone and Internet access. These "full service" or "broadband service" HFC networks, which are a combination of fiber optic lines and coaxial cable lines, are capable of handling voice, video and data transmissions. HFC networks are being installed primarily by cable television operators and, to a lesser extent, telephone companies. The installation of HFC networks by cable television operators in the United States has contributed greatly to the overall growth in sales from $341.8 million in 1993 to $599.2 million in 1997.

In the last several years, the Company has also become a major supplier of coaxial cables to international markets for cable television and broadband services. The Company's international sales, primarily for coaxial cables, have increased from approximately $66.0 million in 1992 to $200.4 million in

1997. Management of the Company intends to maintain its international market leadership. Currently, the Company's international presence includes one commercial warehouse in the United Kingdom, international sales offices located in certain targeted international markets and participation in an Australian joint venture for the distribution of coaxial cables. Although the Company believes future growth in the international markets will be a significant contributor to the Company's overall business over the long term, the current environment in the international markets, including Asia and the Pacific Rim, is expected to have a negative impact on 1998 international sales. Although the precise amount of such impact cannot be determined at this time, the Company currently estimates that international sales could be lower by 20% or more in 1998 as compared to 1997.

Sales of products used in local area network applications ("LAN Products"), primarily in the domestic market, has been a significant growth area for the Company in recent years, and represented about 13% of total net sales in 1997. As a leader in the concept of high-performance (Category 5) premise wiring cable, sales of LAN products have grown from approximately $25.0 million in 1993 to $76.6 million in 1997. As demand continues to increase for high-performance LAN Products, the Company has responded by improving production capability to meet market demands. Industrywide capacity restraints for FEP, a high-temperature plastic material used in the production of many of the high-performance LAN Products, serves as a potential limitation to future growth in the LAN market. Lead times for some high-temperature LAN Products is as much as six months. To date, the Company has been able to acquire sufficient access to FEP to support increased demands for the Company's LAN Products.

The Company has recently expanded into additional markets through the internal development of new products such as Cell Reach, which is a coaxial cable product designed to be installed on antenna towers for cellular telephone, personal communication services (PCS), paging and other wireless or cellular communication applications. During 1997 the Company has been marketing its Cell Reach cables and accessories to cellular network operators located in the United States and certain international markets.

During the past few years, the Company has maintained a gross profit as a percentage of net sales between 27% to 28%. Due primarily to increasing price competition in the marketplace, increased raw material costs for products linked to the commodity markets and higher initial costs to introduce new products such as Cell Reach to the marketplace, in 1997 gross profit as a percentage of sales was 23.5%. In response to these external competition factors, the Company has identified and is implementing several key initiatives to address its gross profit percentage performance in 1998 and beyond. These initiatives include a three-year plan of vertical integration and a complete review of operations with a focus on "right-sizing" the business during the current slowdown in the international markets. Also, in February 1998 the Company sold its Elm City, North Carolina facility, equipment and inventories, which were used in the production of high-temperature aerospace and industrial products (the "High-Temperature Aerospace and Industrial Cable Products Business") for approximately $12 million. Because this business represented a non-strategic operation of CommScope, the sale of the High-Temperature Aerospace and Industrial Cable Products Business allows the Company to better focus on its primary products and eliminates a product line which had a negative impact on gross profit percentage. However, gross profit percentages will continue to be influenced by marketplace price competition and changes in raw material costs.

Operating as either a corporate division, subsidiary or privately held corporation, CommScope has been in business since approximately 1965. From August 1990 until July 1997 the Company's wholly-owned subsidiary, CommScope, Inc. of North Carolina ("CommScope North Carolina") operated as a wholly-owned indirect subsidiary of General Instrument Corporation ("General Instrument"), which has since changed its corporate name to General Semiconductor, Inc.
As the result of a spin-off (the "Distribution") from General Instrument through a series of transactions that were consummated on July 28, 1997 (the "Distribution Date"), CommScope North Carolina became a wholly-owned subsidiary of the Company, and the Company now operates as an independent entity with publicly traded common stock.

CommScope reported net income of $37.5 million for the year ended December 31, 1997 compared with net income of $57.1 million and $47.3 million for the years ended December 31, 1996 and 1995, respectively. Historical results of CommScope for periods prior to the Distribution were included in General Instrument's results of operations. Additionally, the capital structure of the Company changed significantly as a result of borrowings under the Company's credit facility on the Distribution Date, which were utilized primarily to make a dividend payment to General Instrument in accordance with the terms of the Distribution. Accordingly, no historical earnings per share data has been presented for all periods presented through December 31, 1997.

Giving effect to the Distribution as if it occurred on January 1, 1996, pro forma net income for the years ended December 31, 1997 and 1996 was $34.6 million ($0.70 per share) and $51.9 million ($1.06 per share), respectively. Pro forma financial information has been prepared utilizing the historical consolidated statements of income of CommScope adjusted to reflect a net debt level of $275 million at the beginning of each period presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings. Pro forma earnings per share is computed as the pro forma net income for each period divided by the pro forma common and common equivalent shares outstanding for each period, and assumes that a total of 49.1 million common shares outstanding for basic earnings per share and 49.2 million common and common equivalent shares outstanding for diluted earnings per share at the Distribution Date were outstanding since January 1, 1996. The pro forma information does not purport to represent what CommScope's operations actually would have been or to project CommScope's operating results for any future period.

The Company's consolidated financial statements and notes to consolidated financial statements, included in Item 8, should be read as an integral part of the financial highlights and the following financial review.

Comparison of Results of Operations for the Year Ended December 31, 1997 with the Year Ended December 31, 1996

Net Sales

Net sales for the year ended December 31, 1997 were $599.2 million compared to $572.2 million in 1996, an increase of 5%. The following table presents CommScope's revenues (in millions) by product line and domestic versus
international   sales  for  the  years  ended   December   31,  1997  and  1996,
respectively:

                                1997 Net   % of 1997    1996 Net   % of 1996
                                 Sales     Net Sales     Sales     Net Sales
                                --------------------------------------------

CATV Products                   $491.5         82.0      $489.4         85.5
LAN Products                      76.6         12.8        66.5         11.6
Other  products                   31.1          5.2        16.3          2.9
                                --------------------------------------------

Total                           $599.2        100.0      $572.2        100.0
                                ============================================

Domestic sales                  $398.8         66.6      $371.3         64.9
International sales              200.4         33.4       200.9         35.1
                                --------------------------------------------

Total                           $599.2        100.0      $572.2        100.0
                                ============================================

Sales of CATV Products in 1997 were essentially equal to 1996 levels. Domestically, sales of CATV Products were primarily to multiple system operators using HFC networks, who continued their upgrading activities. Excluding sales to our largest domestic customer, sales to domestic multiple system operators increased by approximately 10% in 1997 as compared to 1996. These domestic sales increases were mostly offset by lower sales volume to the Company's largest customer.

International sales of CATV Products, which represent most of the Company's international sales activity, were also equal to 1996 international sales levels. Excluding sales to Asia and the Pacific Rim market, international sales increased approximately 11% in 1997 compared to 1996. However, sales to the Pacific Rim region decreased by $15 million primarily as a result of economic conditions in the region and changes in the Australian market due to certain governmental regulation changes and other events affecting the market for cable products in that country. CATV Product sales to Australia were $10.3 million in 1997, a decrease of $14.4 million from 1996 sales of $24.7 million, and could potentially be lower in 1998.

Sales of LAN Products increased 15% in 1997 compared to 1996, primarily due to higher sales volume for premise wiring of local area networks. The higher sales volumes of LAN Products has been achieved through the expansion of manufacturing capacity and facilities dedicated to these products, the introduction of cable products with enhanced electrical and physical performance and the acquisition of LAN product lines from Teledyne Industries, Inc. in May 1996.

Average selling prices for both CATV Products and LAN Products were down in 1997 compared to 1996, primarily attributable to competitive price reductions in the market for these products, and offset favorable unit sales volume growth for most products.

Sales of other products, which increased $14.8 million in 1997 compared to 1996, primarily represent sales of the High-Temperature Aerospace and Industrial Cable Products Business, acquired along with certain other assets primarily used in the production of certain LAN Products from Teledyne Industries, Inc. in May 1996. Sales of the High-Temperature Aerospace and Industrial Cable Products Business totalled $16.5 million in 1997 and $7.3 million in 1996 subsequent to the acquisition, representing $9.2 million of the increase in sales of other products for 1997. In February 1998 the Company sold the facility, equipment and inventories of the High-Temperature Aerospace and Industrial Cable Products Business for approximately $12 million. Other sales, primarily of wiring products used in telecommunication applications, totalled $14.6 million in 1997 compared to $9.0 million in 1996. Sales of Cell Reach products, included in other sales, were less than 1% of net sales in both 1997 and 1996.

Gross Profit (Net Sales less Cost of Sales)

Gross profit decreased $14.1 million, or 9%, to $141.0 million in 1997 compared to 1996 gross profit of $155.1 million. Gross profit as a percentage of net sales was 23.5% in 1997 and 27.1% in 1996. The reduction in gross profit and gross profit percentage is attributable to the competitive pricing in the marketplace, increased raw material costs (particularly in aluminum and plastics, which account for more than 50% of the Company's total raw material costs), low gross profit percentages in the High-Temperature Aerospace and Industrial Cable Products Business, and negative gross profit percentages generated during the introduction phase of the Cell Reach product.

During 1997, particularly in the third and fourth quarters, the Company made significant progress in the introduction of the Cell Reach product. More than 500 cellular and PCS sites were successfully installed and began operation of Cell Reach products, including customers such as NEXTEL, BellSouth, Sprint and Air Touch. The Company believes that this product offers growth opportunities for 1998 and beyond because of its superior technical performance and installed cost advantages and expects to achieve at least a break-even gross profit on the Cell Reach product line in 1998. For 1997, Cell Reach manufacturing start-up costs negatively impacted gross profit percentage by approximately 70 basis points.

Operating Expenses


Selling, general and administrative ("SG&A") expense increased $6.1 million, or 14%, in 1997 to $50.4 million compared to $44.3 million in 1996, primarily due to increased marketing and selling expenditures in support of the higher sales volumes for CATV Products and LAN Products and the development of a sales force to support the sale of Cell Reach products. The Company increased its sales force, field support and marketing activities to take advantage of increased growth opportunities in international cable and network markets. General and administrative expenditures related to the Distribution also contributed slightly to the increase in overall SG&A costs. As a percentage of net sales, SG&A expense was 8.4% in 1997 and 7.7% in 1996.

Research and development expense increased $0.9 million, or 17%, to $6.2 million in 1997 compared to $5.3 million in 1996. The increase resulted from the Company's ongoing programs to develop new products and market opportunities for its products and core capabilities and from programs to develop new manufacturing technologies designed to achieve cost reductions.

Other Income (Expense), Net

Other expense, net was $4.2 million in 1997 and other income, net was $1.8 million in 1996. These amounts primarily reflect the Company's share of income or loss generated by its 49% investment in an Australian joint venture (acquired in August 1995).

Due to certain governmental regulation changes and other events affecting the market for cable products in Australia during 1997, manufacturing operations of the joint venture were suspended in August 1997 and formally discontinued by decision of the joint venture's directors in December 1997. During the fourth quarter of 1997, CommScope recorded pre-tax charges of $3.9 million as other expense to reduce its total current financial investment in the joint venture to expected net realizable value. Net of tax benefits of $0.8 million, these charges reduced 1997 net income by $3.1 million ($0.06 per share).

Net Interest Expense and Income Taxes

Net interest expense prior to the Distribution represents an allocation of interest expense from General Instrument and was allocated based upon the Company's net assets as a percentage of the total net assets of General Instrument. Net interest expense subsequent to the Distribution represents the actual interest expense on outstanding borrowings under the Company's credit facilities offset by interest income earned primarily on money market cash deposits. Net interest expense was $13.5 million in 1997 compared to $10.0 million in 1996.

On a pro forma basis, net interest expense was $18.1 million in 1997 compared to $18.4 million in 1996. Pro forma net interest expense reflects the historical interest expense of the Company adjusted to reflect a net debt level of $275 million at the beginning of each period presented prior to the Distribution at an assumed weighted average borrowing rate of 6.35% for each period plus the amortization of debt issuance costs associated with the new borrowings.
The reduction in pro forma net interest expense is attributable to the reduction in borrowings under the Company's Credit Agreement since the Distribution Date.

The provision for income taxes has been determined as if the Company had filed separate tax returns under its existing structure for the periods presented prior to the Distribution. The Company's effective tax rate was 38% in both 1996 and in 1997 up to the Distribution. The effective tax rate for the year ended December 31, 1997 was 39.1%, with the increase in the effective rate attributable to the fourth quarter charges related to the Australian joint venture which will be partially nondeductible for tax purposes. As an independent taxpayer subsequent to the Distribution, CommScope's effective tax rates in future years could vary from historical effective tax rates depending on the Company's future tax elections.

Comparison of Results of Operations for the Year Ended December 31, 1996 with the Year Ended December 31, 1995

Net Sales

Net sales for the year ended December 31, 1996 were $572.2 million compared to $485.2 million in 1995, an increase of 18%. The following table presents CommScope's revenues by product line and domestic versus international sales for the years ended December 31, 1996 and 1995 (in millions):

                                1996 Net   % of 1996    1995 Net   % of 1995
                                 Sales     Net Sales     Sales     Net Sales
                                --------------------------------------------

CATV Products                   $489.4         85.5      $419.9         86.5
LAN Products                      66.5         11.6        58.7         12.1
Other  products                   16.3          2.9         6.6          1.4
                                --------------------------------------------

Total                           $572.2        100.0      $485.2        100.0
                                ============================================

Domestic sales                  $371.3         64.9      $320.7         66.1
International sales              200.9         35.1       164.5         33.9
                                --------------------------------------------

Total                           $572.2        100.0      $485.2        100.0
                                ============================================

Sales of CATV Products increased 17% in 1996 compared to 1995, primarily due to higher sales volume of both semi-flexible coaxial cables used in the trunk and feeder distribution portion of cable television systems and flexible coaxial
(drop) cable. Sales of LAN Products increased 13% in 1996 compared to 1995, primarily due to higher sales volume for premise wiring of local area networks. Average selling prices for both CATV Products and LAN Products were down in 1996 compared to 1995, primarily attributable to competitive price reductions in the market for these products, and partially offset favorable unit sales volume growth for most products.

Sales of other products increased $9.7 million in 1996 compared to 1995. The 1996 amounts include sales of the High-Temperature Aerospace and Industrial Cable Products Business of $7.3 million subsequent to the May 1996 acquisition of this business from Teledyne Industries, Inc. Other sales, primarily of wiring products used in telecommunication applications, totalled $9.0 million in 1996 compared to $6.6 million in 1995.

International sales increased $36.4 million, or 22%, to $200.9 million in 1996 compared to $164.5 million in 1995. The increase in international sales was attained through sales increases in most of the geographic regions in which the Company has a presence, most notably in the Latin America and Pacific Rim markets.

Gross Profit (Net Sales less Cost of Sales)

Gross profit increased $25.7 million, or 20%, to $155.1 million in 1996 compared to $129.4 million in 1995 and as a percentage of net sales was 27.1% in 1996 and 26.7% in 1995. The higher gross profit reflects the increased sales volume, reduced material costs and improved per unit labor and overhead costs resulting from production efficiencies partially offset by the lower average selling prices described above.

Operating Expenses

SG&A expense increased $9.5 million, or 27%, in 1996 to $44.3 million compared to $34.8 million in 1995, primarily due to increased marketing and selling expenditures in support of the higher sales volumes. The Company increased its sales force, field support and marketing activities to take advantage of increased growth opportunities in international cable and network markets. SG&A expense in 1996 also reflects marketing and selling expenses for aerospace and industrial products. As a percentage of net sales, SG&A expense was 7.7% in 1996 and 7.2% in 1995.

Research and development expense increased $1.0 million, or 26%, to $5.3 million in 1996 compared to $4.3 million in 1995. The increase resulted from the Company's ongoing programs to develop new products and market opportunities for its products and core capabilities and from programs to develop new manufacturing technologies designed to achieve cost reductions.

Other Income (Expense), Net

Other income, net was $1.8 million and $0.1 million in 1996 and 1995, respectively, and primarily reflect the Company's share of income or loss generated by its Australian joint venture investment.

Net Interest Expense and Income Taxes

Net interest expense in 1996 and 1995 represents an allocation of interest expense from General Instrument and was allocated based upon the Company's net assets as a percentage of the total net assets of General Instrument. Net interest expense was $10.0 million in 1996 compared to $8.7 million in 1995, an increase of $1.3 million, or 15%, primarily due to higher net interest expense incurred by General Instrument.

The provision for income taxes has been determined as if the Company had filed separate tax returns under its existing structure for the periods presented prior to the Distribution. The Company's effective tax rate was 38% in 1996 and 38.3% in 1995.

Cash Flows

Cash provided by operating activities was $59.7, $52.0 and $63.5 million in 1997, 1996 and 1995, respectively. Cash provided by operating activities primarily represents net income plus non-cash charges for depreciation and amortization, adjusted for the change in working capital.

Cash used in investing activities was $29.6, $51.0 and $28.4 million in 1997, 1996 and 1995, respectively. During 1997, 1996 and 1995 the Company invested $29.9, $33.2 and $27.2 million, respectively, in equipment and facilities in support of capacity expansion across the business units to meet increased current and anticipated future demands for CommScope products. In 1996 the Company also utilized $17.8 million to acquire the High-Temperature Aerospace and Industrial Cable Products Business, along with certain other assets primarily used in the production of certain LAN Products, from Teledyne Industries, Inc., and the 1995 expenditures include $1.8 million to acquire a 49% investment in an Australian joint venture. Planned capital expenditures for equipment and facilities during 1998 are $34 million.

Cash used in financing activities was $26.8, $1.0 and $35.2 million in 1997, 1996 and 1995, respectively. Prior to the Distribution, the Company participated in the General Instrument cash management program. To the extent the Company generated positive cash, such amounts were remitted to General Instrument. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds historically were provided by General Instrument. Net transfers to General Instrument were $15.8, $1.0 and $46.0 million, respectively, in 1997, 1996 and 1995. The

Company established an independent cash management program on the Distribution Date to support future business levels and growth objectives.

During 1997 the Company borrowed $266 million under a new Credit Agreement (see discussion below), which was utilized to make a dividend payment to General Instrument of $265.2 million in accordance with the terms of the Distribution and to fund debt issuance costs of the Credit Agreement exceeding $0.7 million. From the Distribution Date to December 31, 1997, net repayments of initial borrowings under the Credit Agreement totalled $11.0 million.

Financial Condition, Liquidity and Capital Resources

Working capital increased from $72.9 million at December 31, 1995 to $107.2 million at December 31, 1996 and $112.8 million at December 31, 1997. The $34.3 million increase in working capital in 1996 compared to 1995 is primarily due to increases in accounts receivable associated with significantly increased revenues and inventories to support the increase in the Company's current and future business levels. The 1997 increase in working capital of $5.6 million is primarily the result of $3.3 million in cash and cash equivalents retained by the Company under its independent cash management program at December 31, 1997. Based on current levels of orders and backlog, management of the Company believes that working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry-specific developments or general economic trends will not alter the Company's working capital requirements.

On July 23, 1997 the Company entered into an unsecured $350 million revolving credit agreement with a group of banks (the "Credit Agreement"). Interest on outstanding borrowings under the Credit Agrement is generally payable quarterly in arrears, and all amounts borrowed are due on December 31, 2002. The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends and maintaining certain minimum levels of consolidated net worth, leverage ratio and interest coverage ratio. The Company was in compliance with these covenants at December 31, 1997. Other details of the terms and conditions of the Credit Agreement are described more fully in
Note 9 of the consolidated financial statements. The weighted average variable interest rate on outstanding borrowings under long-term debt facilities at December 31, 1997 was 6.3%.

The Company intends to utilize the Credit Agreement in the future for, among other things, general working capital needs, financing capital expenditures and other general corporate purposes. Management believes that the Company will have sufficient access to the capital markets to obtain financial resources of a short- and long-term nature on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives to the extent not provided by cash flows from operations.

In the normal course of business, CommScope uses various financial instruments, including derivative financial instruments, for purposes other than trading. Nonderivative financial instruments include letters of credit and commitments to extend credit (accounts receivable). The Company controls its exposure to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At December 31, 1997, in management's opinion, CommScope did not have any significant exposure to any individual customer or counterparty, nor did CommScope have any significant concentration of credit risk related to any financial instrument.

Derivative financial instruments utilized by CommScope, which are not entered into for speculative purposes, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. At December 31, 1997, the Company evaluated its commodity pricing and foreign currency exchange exposures and concluded that it was not currently beneficial to use financial instruments to hedge its current positions with respect to those exposures. As of

December 31, 1997, the Company had entered into interest rate swap agreements to effectively convert an aggregate amount of $100 million of outstanding variable-rate borrowings to a fixed-rate basis. Contracts for notional amounts of $50 million each expire in February and April 1999, respectively. The contract expiring in April 1999 may be terminated at the option of the counterparty to the swap agreement in October 1998. Under the agreements, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and fixed rates of 5.92% and 5.79%, respectively. Net payments or receipts resulting from the swap agreements are recorded as adjustments to interest expense in each quarter.

The ratio of total debt to total capital (debt plus equity) was 64% at December 31, 1997 compared to 68% on a pro forma basis at December 31, 1996. The pro forma ratio of total debt to total capital for 1996 gives effect to transactions related to the Distribution as if they had occurred on December 31, 1996.

Effects of Inflation

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

The principal raw materials purchased by CommScope (fabricated aluminum, copper and plastics) are subject to changes in market price as these materials are linked to the commodity markets. To the extent that CommScope is unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of operations of CommScope. In 1997 commodity prices related to raw materials made of aluminum, copper and plastics increased at rates higher than general inflation and, if this trend continues, could have a negative effect on operating results in 1998 compared to 1997.

Other Items and Impact of Newly Issued Accounting Standards

CommScope is either a plaintiff or a defendant in several pending legal matters in the normal course of business, none of which management believes will have a material adverse effect on CommScope's financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. CommScope's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Although CommScope is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on CommScope's financial statements.

The Company recognizes the need to ensure its operations will not be adversely impacted by processing errors potentially arising from calculations using the Year 2000 date. The Company has identified the computer systems and programs for which date-sensitive calculations related to the Year 2000 date require upgrade, and is currently addressing the required programming modifications through a combination of software and system upgrades to Year 2000 compliant applications and program coding modifications for other applications. Management does not believe that the costs of addressing the Year 2000 software issue will be material to CommScope's results of operations, financial condition or cash flows.

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 requires disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS No. 130 is effective for the Company beginning with the year ending December 31, 1998 and requires reclassification of comparative years. Comprehensive income would not differ from net income during the three years ended December 31, 1997.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 is effective for the Company beginning with the year ending December 31, 1998. Management is evaluating the effect of SFAS No. 131 on the Company's current disclosures.

Forward-Looking Statements

Certain statements in this Form 10-K which are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projects", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, such as the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in costs and to continue to integrate acquisitions, price fluctuations of materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, and other specific factors discussed in Exhibit 99 to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein. The information contained in this Form 10-K represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules                              Page
                                                                         ----
       Independent  Auditors' Report.                                     22
       Consolidated  Statements of Income for the Years ended             23
            December 31, 1997, 1996 and 1995.
       Consolidated Balance Sheets at December 31,  1997 and 1996.        24
       Consolidated  Statements  of Cash Flows for the Years ended
            December 31,  1997,  1996 and 1995.                           25
       Consolidated  Statements  of  Stockholders' Equity  for the
            Years  ended  December,  31,  1997,  1996  and  1995.         26
       Notes to Consolidated  Financial  Statements                      27-41
       Schedule II - Valuation and Qualifying Accounts                    42

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CommScope, Inc.
Hickory, North Carolina


We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiary at December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Hickory, North Carolina
February 2, 1998

                                 CommScope, Inc.
                        Consolidated Statements of Income
                                 (In thousands)

                                                         Years Ended December 31,
                                                      1997         1996         1995
                                                   ---------    ---------    ---------
Net Sales (Notes 4, 5 and 16)                      $ 599,216    $ 572,212    $ 485,160
                                                   ---------    ---------    ---------

Operating Costs and Expenses:
     Cost of sales                                   458,216      417,123      355,732
     Selling, general and administrative              50,361       44,342       34,835
     Research and development                          6,234        5,348        4,255
     Amortization of goodwill                          5,223        5,145        5,075
                                                   ---------    ---------    ---------
              Total operating costs and expenses     520,034      471,958      399,897
                                                   ---------    ---------    ---------

Operating Income                                      79,182      100,254       85,263
Other income (expense), net (Note 4)                  (4,183)       1,839          115
Interest expense                                     (13,685)     (10,091)      (8,891)
Interest income                                          200          101          226
                                                   ---------    ---------    ---------

Income before Income Taxes                            61,514       92,103       76,713
Provision for income taxes (Note 11)                 (24,056)     (34,981)     (29,382)
                                                   ---------    ---------    ---------

Net Income                                         $  37,458    $  57,122    $  47,331
                                                   =========    =========    =========



Historical per share data is not considered relevant for the reasons discussed in Note 2.
Pro forma per share data is presented in Note 3.



                 See notes to consolidated financial statements.

                                 CommScope, Inc.
                           Consolidated Balance Sheet
                        (In thousands, except share data)

                                                                                 As of December 31,
                                                                                   1997       1996
                                                                                 --------   --------
                                     Assets

Cash and cash equivalents                                                        $  3,330   $   --
Accounts receivable, net of allowance for doubtful accounts of
     $3,985 and $3,761, respectively                                               95,741    101,817
Inventories (Note 6)                                                               42,223     41,136
Prepaid expenses and other current assets                                           2,439      1,287
Deferred income taxes (Note 11)                                                    12,102     13,742
                                                                                 --------   --------
            Total current assets                                                  155,835    157,982

Property, plant and equipment, net (Note 7)                                       133,235    117,022
Goodwill, net of accumulated amortization of $38,263
     and $33,040, respectively                                                    170,345    175,568
Other intangibles, net of accumulated amortization of $26,573
     and $23,809, respectively                                                     22,192     24,956
Investments and other assets (Note 4)                                               1,932      4,357
                                                                                 --------   --------

            Total Assets                                                         $483,539   $479,885
                                                                                 ========   ========

                      Liabilities and Stockholders' Equity

Accounts payable                                                                 $ 18,533   $ 18,953
Other accrued liabilities (Note 8)                                                 24,516     31,809
                                                                                 --------   --------
            Total current liabilities                                              43,049     50,762

Long-term debt (Note 9)                                                           265,800     10,800
Deferred income taxes (Note 11)                                                    14,932     15,198
Other non-current liabilities (Note 10)                                             9,726      9,565
                                                                                 --------   --------
            Total Liabilities                                                     333,507     86,325

Stockholders' Equity (Notes 1, 12 and 13):
     Divisional equity                                                               --      393,560
     Preferred stock, $.01 par value; Authorized shares: 20,000,000;
            Issued and outstanding shares:  None at December 31, 1997 and 1996
     Common stock, $.01 par value; Authorized shares: 300,000,000;
            Issued and outstanding shares:  49,108,874 at December 31, 1997;
            None at December 31, 1996                                                 491       --
     Additional paid-in capital                                                   140,934       --
     Retained earnings                                                              8,607       --
                                                                                 --------   --------
            Total Stockholders' Equity                                            150,032    393,560
                                                                                 --------   --------

            Total Liabilities and Stockholders' Equity                           $483,539   $479,885
                                                                                 ========   ========


                 See notes to consolidated financial statements.

                                 CommScope, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                   Years Ended December 31,
                                                                          1997               1996              1995
                                                                       ---------          ---------          ---------
Operating Activities:
Net income                                                             $  37,458          $  57,122          $  47,331
Adjustments to reconcile net income to net cash
provided by operating activities:
       Depreciation and amortization                                      21,677             18,952             17,219
       Changes in assets and liabilities:
             Accounts receivable                                           6,076            (19,775)            (4,329)
             Inventories                                                  (1,087)           (12,059)            (4,761)
             Prepaid expenses and other current assets                    (1,152)              (705)               159
             Deferred income taxes                                         1,374              1,030             (1,895)
             Accounts payable                                               (420)             2,903              7,024
             Other accrued liabilities                                    (7,293)             3,783               (249)
             Other non-current liabilities                                   161              2,139              1,365
             Other                                                         2,894             (1,426)             1,646
                                                                       ---------          ---------          ---------
Net cash provided by operating activities                                 59,688             51,964             63,510

Investing Activities:
       Additions to property, plant and equipment                        (29,871)           (33,218)           (27,281)
       Acquisition of Teledyne Industries, Inc. assets, net                 --              (17,849)              --
       Investment in joint venture                                          --                 --               (1,844)
       Other                                                                 268                 65                770
                                                                       ---------          ---------          ---------
Net cash used in investing activities                                    (29,603)           (51,002)           (28,355)

Financing Activities:
       Dividend paid to former parent company                           (265,212)              --                 --
       Net borrowings under revolving credit facility                    255,000               --                 --
       Debt issuance costs                                                  (705)              --                 --
       Proceeds from issuance of long-term debt                             --                 --               10,800
       Transfers to former parent company, net                           (15,838)              (962)           (45,955)
                                                                       ---------          ---------          ---------
Net cash used in financing activities                                    (26,755)              (962)           (35,155)

Change in cash and cash equivalents                                        3,330               --                 --
Cash and cash equivalents, beginning of year                                --                 --                 --
                                                                       ---------          ---------          ---------
Cash and cash equivalents, end of year                                 $   3,330          $    --            $    --
                                                                       =========          =========          =========

                 See notes to consoildated financial statements.

                                 CommScope, Inc.
                           Consolidated Statements of
                              Stockholders' Equity
                      (In thousands, except share amounts)

                                            Number of
                                              Common                       Additional                                     Total
                                              Shares         Common         Paid-In        Divisional     Retained     Stockholders'
                                            Outstanding      Stock          Capital          Equity       Earnings         Equity
                                            ----------------------------------------------------------------------------------------
Balance December 31, 1994                         --       $      --       $      --      $   343,169     $      --      $  343,169

Transfers to former parent                                                                    (45,955)                      (45,955)
  company, net
Other transactions with former                                                                 (5,368)                       (5,368)
  parent company
Net income                                                                                     47,331                        47,331
                                            ---------------------------------------------------------------------------------------

Balance December 31, 1995                         --              --              --          339,177            --         339,177

Transfers to former parent                                                                       (962)                         (962)
  company, net
Other transactions with former                                                                 (1,777)                       (1,777)
  parent company
Net income                                                                                     57,122                        57,122
                                            ---------------------------------------------------------------------------------------

Balance December 31, 1996                         --              --              --          393,560            --         393,560

Transfers to former parent                                                                    (15,838)                      (15,838)
  company, net
Dividend paid to former                                                                      (265,212)                     (265,212)
  parent company
Net income from January 1, 1997
        to July 27,1997                                                                        28,851                        28,851
Issuance of 49,104,874 shares               49,104,874             491         140,870       (141,361)                         --
Issuance of 4,000 shares                         4,000            --                64                                           64
Net income from July 28, 1997
        to December 31, 1997                                                                                  8,607           8,607
                                            ---------------------------------------------------------------------------------------

Balance December 31, 1997                   49,108,874     $       491     $   140,934    $      --       $     8,607    $  150,032
                                            =======================================================================================

CommScope, Inc. has 20 million authorized shares of preferred stock at $0.01 par value.
No preferred stock is currently issued or outstanding - See Note 13.


                 See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                     (In Thousands, Unless Otherwise Noted)


1.  Background and Description of the Business

CommScope, Inc. ("CommScope" or the "Company") was incorporated in Delaware in January 1997 and, through its wholly-owned subsidiary CommScope, Inc. of North Carolina, formerly a wholly-owned indirect subsidiary of General Instrument Corporation ("General Instrument"), operates in the cable manufacturing business. CommScope designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications, local area network and industrial applications. CommScope is a leading manufacturer and supplier of coaxial cable for cable television applications and other communications applications in the United States. CommScope is also a leading supplier of coaxial cable to international cable television markets.

General Instrument (i) transferred all the assets and liabilities relating to the manufacture and sale of coaxial, fiber optic and other electronic cable used in the cable television, satellite and other industries to CommScope and all the assets and liabilities relating to the manufacture and sale of broadband communications products used in the cable television, satellite and telecommunications industries to its wholly-owned subsidiary NextLevel Systems, Inc. ("NextLevel Systems") and (ii) distributed all of the outstanding shares of capital stock of each of CommScope and NextLevel Systems to its stockholders on a pro rata basis as a dividend in a series of transactions that was consummated on July 28, 1997 (the "Distribution Date"). Approximately 147.3 million shares of NextLevel Systems Common Stock, based on a ratio of one for one, were distributed to General Instrument's stockholders of record on July 25, 1997 (the "NextLevel Distribution"). On the Distribution Date, approximately 49.1 million shares of CommScope Common Stock, based on a ratio of one for three, were distributed to NextLevel Systems' stockholders of record on that date (the "CommScope Distribution" and together with the NextLevel Distribution, collectively the "Distribution"). On the Distribution Date, CommScope and NextLevel Systems began operating as independent entities with publicly traded common stock. General Instrument retained no ownership interest in either CommScope or NextLevel Systems. Additionally, following the NextLevel Distribution, General Instrument was renamed General Semiconductor, Inc. ("General Semiconductor") and effected a one for four reverse stock split. Effective February 2, 1998, NextLevel Systems changed its name to General Instrument Corporation ("GI").

For the purpose of governing certain of the ongoing relationships among CommScope, NextLevel Systems and General Semiconductor after the Distribution and to provide mechanisms for an orderly transition, CommScope, GI and General Semiconductor have entered into various agreements, including a transition services agreement and a tax sharing agreement, which the companies believe are fair to each of the parties and are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include CommScope and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying financial statements for periods prior to the Distribution Date include the assets, liabilities, revenues and expenses directly attributable to CommScope's operations and an allocation of certain assets, liabilities, general corporate and administrative expenses, and net interest expense from

General Instrument. General corporate and administrative expenses were allocated to CommScope on a consistent basis using management's estimate of services provided to CommScope by General Instrument. Consolidated net interest expense of General Instrument for each period prior to the Distribution was allocated to CommScope based upon CommScope's net assets as a percentage of the total net assets of General Instrument. The provision for income taxes for all periods prior to the Distribution is based on CommScope's expected annual effective tax rate, calculated assuming CommScope had filed separate tax returns as a separate, free-standing entity. The allocation of expenses from General Instrument were made consistently in each period. Although CommScope management believes these allocations are reasonable, the financial results prior to the Distribution do not necessarily reflect what the financial position and results of operations of CommScope would have been had it operated as a separate, free-standing entity, and may not be indicative of future operations or financial position.

Divisional equity, as presented in the consolidated balance sheets and the consolidated statements of stockholders' equity, reflects the consolidated results of operations of the Company and transfers of capital to / from General Instrument by the Company prior to the Distribution, as this activity was included in the consolidated results of operations and financial position of General Instrument. Transfers of capital to / from General Instrument by the Company reflect the net cash generated or used by the Company during each period prior to the Distribution as a participant in the General Instrument cash management program. After the dividend payment made to General Instrument in accordance with the terms of the Distribution, the remaining divisional equity was contributed to the Company by General Instrument and is reflected as common stock and additional paid-in capital. Net income of the Company after the Distribution is reflected as a component of retained earnings.

At the Distribution Date, CommScope implemented a separate cash management program and assumed responsibility for the general corporate and administrative expenses, financing costs and income taxes associated with operating a separate, free-standing public company.

CommScope's earnings were included in General Instrument's results of operations for all periods presented prior to the Distribution. Additionally, the capital structure of the Company changed significantly as a result of borrowings under the Company's credit facility on the Distribution Date, which were utilized primarily to make a dividend payment to General Instrument in accordance with the terms of the Distribution (see Note 9). Accordingly, no historical earnings per share data has been presented for all periods included in the consolidated financial statements. Alternatively, pro forma earnings per share data is presented as described in Note 3.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Average useful lives are 10 to 35 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill, Other Intangibles and Other Long-Lived Assets

Goodwill is being amortized on a straight-line basis over 35 to 40 years. Other intangibles consist primarily of patents and customer lists which are being amortized on a straight-line basis over approximately 17 years.

Management continually reassesses the appropriateness of both the carrying value and remaining life of long-lived assets by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis, and other factors. Management believes that, as of December 31, 1997, the carrying value and remaining life of recorded goodwill, other intangibles and other long-lived assets is appropriate.

Income Taxes

CommScope's operating results were part of General Instrument's consolidated federal and certain state income tax returns prior to the Distribution, including 1997 income tax returns for the period up to the Distribution Date. Federal and certain state income taxes which were currently payable or receivable and changes in deferred tax assets and liabilities prior to the Distribution were settled with General Instrument through divisional equity. Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities.

The provision for income taxes has been determined as if CommScope had filed separate tax returns for the periods presented prior to the Distribution. Future tax rates could vary from the historical effective tax rates depending upon CommScope's future legal structure and tax elections.

Under the tax sharing agreement entered into with GI and General Semiconductor in connection with the Distribution, adjustments to taxes paid by General Instrument in the pre-Distribution period that are clearly attributable to the business of CommScope will be the responsibility of the Company.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $1.2, $0.8 and $0.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

Impact of Newly Issued Accounting Standards

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 requires disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by stockholders and distributions to stockholders") and its components. SFAS No. 130 is effective for the Company beginning with the year ending December 31, 1998 and requires reclassification of comparative years. Comprehensive income would not differ from net income during the three years ended December 31, 1997.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 is effective for the Company beginning with the year ending December 31, 1998. Management is evaluating the effect of SFAS No. 131 on the Company's current disclosures.

3.  Pro Forma Financial Information and Earnings Per Share

The accompanying unaudited pro forma financial information presents the consolidated statements of income of CommScope as if the Distribution had occurred on January 1, 1996. The unaudited pro forma statements of income set forth below do not purport to represent what CommScope's operations actually would have been or to project CommScope's operating results for any future period.

The unaudited pro forma information has been prepared utilizing the historical consolidated statements of income of CommScope adjusted to reflect a net debt level of $275 million at the beginning of each period presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings (see Note 9). Pro forma earnings per share is computed as the pro forma net income for each period presented divided by the pro forma common and common equivalent shares outstanding for each period, and assumes that a total of 49.1 million common shares outstanding for basic earnings per share and 49.2 million common and common equivalent shares outstanding for diluted earnings per share at the Distribution Date were outstanding since January 1, 1996. Additionally, the weighted average number of common and common equivalent shares outstanding for the year ended December 31, 1997 gives effect to changes in common shares outstanding and in the dilutive effect of stock options subsequent to the Distribution Date.

Giving effect to the Distribution as of January 1, 1996, the following table presents pro forma net income and earnings per share for the Company and reconciles the weighted average number of common shares outstanding to the weighted average number of common and common equivalent shares outstanding used in the computation of basic and diluted earnings per share:

                                                               Pro Forma (A)
                                                                 Year Ended
                                                                 December 31,
                                                             -------------------
                                                               1997       1996
                                                             -------     -------

Net Income                                                   $34,604     $51,908
                                                             =======     =======

Basic and diluted earnings per share                         $  0.70     $  1.06
                                                             =======     =======

Average number of common shares outstanding -
for  basic earnings per share
                                                              49,107      49,105
Dilutive effect of employee stock options                        131          95
                                                             -------     -------
Average number of common and common equivalent
shares outstanding - for diluted earnings per share           49,238      49,200
                                                             =======     =======

(A) Assumes a net debt level of $275 million at the beginning of each period presented, net interest expense of $18.1 million and income tax expense of $22.3 million for the year ended December 31, 1997, and net interest expense of $18.4 million and income tax expense of $31.8 million for the year ended December 31, 1996.

For additional information regarding the outstanding employee stock options, see
Note 12.

4.  Joint Venture

In August 1995, CommScope entered into a joint venture agreement with Pacific Dunlop Ltd. to produce cable in Australia, acquiring a 49% ownership interest. The Company's share of income and losses from the joint venture is recorded as other income (expense) in the consolidated statements of income using the equity method of accounting. The Company's share of income from the joint venture was $1.3 million in 1996 and was not significant in 1995. The Company's share of losses from the joint venture in 1997 was $6.1 million, including the significant fourth quarter charges discussed below.

Due to certain governmental regulation changes and other events affecting the market for cable products in Australia during 1997, manufacturing operations of the joint venture were suspended in August 1997 and formally discontinued by decision of the joint venture's directors in December 1997. During the fourth quarter of 1997, CommScope recorded pre-tax charges of $3.9 million as other expense to reduce its total current financial investment in the joint venture to expected net realizable value. Net of tax benefits of $0.8 million, these charges reduced 1997 net income by $3.1 million ($0.06 per share).

During 1997, 1996 and 1995 CommScope sold $10.3, $24.7 and $20.2 million, respectively, of cable products to the joint venture. Gross profit from CommScope's sale of cable products remaining in the joint venture's inventory has been eliminated to the extent of CommScope's ownership interest.

5.  Acquisitions and Divestitures

In May 1996, CommScope acquired certain assets of the high performance wire and cable manufacturing operation of Teledyne Industries, Inc. ("Teledyne"), which specializes in high temperature aerospace and industrial cables (the "High-Temperature Aerospace and Industrial Cable Products Business") and local area network cables, for a net purchase price of $17.8 million. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of the acquisition.

In February 1998, the Company sold certain real and personal property and inventories of the High-Temperature Aerospace and Industrial Cable Products Business to Alcatel NA Cable Systems, Inc. for approximately $12 million. Sales from the High-Temperature Aerospace and Industrial Cable Products Business totaled $16.5 million in 1997 and $7.3 million in 1996 subsequent to the acquisition from Teledyne.

6.  Inventories

                                                             December 31,
                                                     ---------------------------
                                                       1997                1996
                                                     -------             -------
Raw materials                                        $16,376             $23,206
Work in process                                        8,860               4,978
Finished goods                                        16,987              12,952
                                                     -------             -------
                                                     $42,223             $41,136
                                                     =======             =======

The principal raw materials purchased by CommScope (fabricated aluminum, copper and plastics) are subject to changes in market price as these materials are linked to the commodity markets. To the extent that CommScope is unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of operations of CommScope.

7.  Property, Plant and Equipment

                                                           December 31,
                                                   -----------------------------
                                                     1997                1996
                                                   ---------          ---------

Land and land improvements                         $   3,218          $   2,586
Buildings and improvements                            47,202             33,534
Machinery and equipment                              142,618            107,263
Construction in process                                7,375             27,947
                                                   ---------          ---------
                                                     200,413            171,330
Accumulated depreciation                             (67,178)           (54,308)
                                                   ---------          ---------
                                                   $ 133,235          $ 117,022
                                                   =========          =========

8.  Other Accrued Liabilities

                                                           December 31,
                                                   -----------------------------
                                                     1997                1996
                                                   ---------          ---------

Salaries and compensation liabilities              $  14,515          $   18,618
Product reserves                                       1,791               4,757
Interest                                               2,540                  53
Other                                                  5,670               8,381
                                                   ---------          ---------
                                                   $  24,516          $   31,809
                                                   =========          ==========

9.  Long-Term Debt

Long-term debt consists of the following:

                                                           December 31,
                                                   -----------------------------
                                                     1997                1996
                                                   ---------          ---------

Credit Agreement (as defined below)                 $255,000            $   --
IDA Notes (as defined below)                          10,800              10,800
                                                    --------            --------
                                                     265,800              10,800

Less current portion                                    --                  --

                                                    --------            --------
                                                    $265,800            $ 10,800
                                                    ========            ========


On July 23, 1997 the Company entered into an unsecured $350 million revolving credit agreement with a group of banks (the "Credit Agreement"). On the Distribution Date, the Company borrowed $266 million under the Credit Agreement which was utilized to make a dividend payment to General Instrument in accordance with the terms of the Distribution and to fund debt issuance costs of the Credit Agreement. The Company intends to utilize the Credit Agreement in the future for, among other things, general working capital needs, financing capital expenditures and other general corporate purposes.

The Credit Agreement provides a total of $350 million in available revolving credit commitments through (i) loans available at various interest rates and interest maturity periods (collectively, the "Revolving Credit Loans") and (ii) the issuance of standby or commercial letters of credit ("Letters of Credit") of up to $50 million, none of which are outstanding at December 31, 1997. All amounts borrowed under the Credit Agreement are due on December 31, 2002.

At the Company's option, advances under the Revolving Credit Loans are available by choosing from one of the following types of loans, which primarily are differentiated by the interest rates available: (i) an ABR Loan (as defined in the Credit Agreement), with interest based on the highest of the prime rate of The Chase Manhattan Bank, the Base CD Rate (as defined in the Credit Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%; (ii) a Eurodollar Loan (as defined in the Credit Agreement), with interest based on the Eurodollar Rate (LIBOR) plus a margin which will vary based on the Company's performance with respect to certain calculated financial ratios as defined in the Credit Agreement; (iii) an Absolute Rate Bid Loan (as defined in the Credit Agreement), with interest determined through competitive bid procedures among qualified lenders under the Credit Agreement; and (iv) a Swing Line Loan (as defined in the Credit Agreement) for up to an aggregate amount of $30 million, with interest based on a money market rate, the ABR Loan rate, or a combination thereof.

Interest on the Revolving Credit Loans generally is payable quarterly in arrears or, for a Eurodollar Loan, at the end of an interest period date which is specified at the time funds are advanced to the Company, not to exceed three months. A facility fee based on the total commitment under the Credit Agreement and a fee for outstanding letters of credit are payable quarterly.

The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends and maintaining certain minimum levels of consolidated net worth, leverage ratio and interest coverage ratio. The Company was in compliance with these covenants at December 31, 1997.

In January  1995,  CommScope  entered  into a $10.8  million  loan  agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the "IDA Notes"). Borrowings under the IDA Notes bear interest at variable rates based upon current market conditions for short-term financing. All outstanding borrowings under the IDA Notes are due on January 1, 2015. The IDA Notes also provide for the issuance of letters of credit up to $11.0 million, none of which was outstanding at December 31, 1997.

At December 31, 1997 the weighted average interest rate on outstanding borrowings under the Credit Agreement and the IDA Notes was 6.3%.

As of December 31, 1997, the Company had entered into interest rate swap agreements to effectively convert an aggregate amount of $100 million of outstanding variable-rate borrowings to a fixed-rate basis. Contracts for notional amounts of $50 million each expire in February and April 1999, respectively. The contract expiring in April 1999 may be terminated at the option of the counterparty to the swap agreement in October 1998. Under the agreements, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and fixed rates of 5.92% and 5.79%, respectively. Net payments or receipts resulting from the swap agreements are recorded as adjustments to interest expense in each quarter.

Interest paid during the fiscal years ended December 31, 1997, 1996 and 1995 totaled $5.5, $0.6 and $0.6 million, respectively. Interest costs incurred prior to the Distribution, with the exception of interest on the IDA Notes, were settled with General Instrument through divisional equity.

10.  Employee Benefit Plans

Profit Sharing and Savings Plan. The Company sponsors the CommScope, Inc. of North Carolina Employees' Profit Sharing and Savings Plan (the "Profit Sharing and Savings Plan"). The majority of contributions to the Profit Sharing and Savings Plan are made at the discretion of CommScope's Board of Directors. In addition, eligible employees may elect to contribute up to 10% of their salaries.

CommScope contributes an amount equal to 50% of the first 4% of the employee's salary that the employee contributes. During each of the years ended December
31, 1997, 1996 and 1995 CommScope contributed $8.4, $6.5 and $7.0 million, respectively, to the Profit Sharing and Savings Plan, of which $7.0, $5.5 and $6.0 million each year was discretionary.

Retirement Plan. CommScope also sponsors a non-qualified unfunded supplemental executive retirement plan that provides certain executives with defined pension benefits. Net pension cost consisted of interest costs of approximately $0.3 million during the year ended December 31, 1997 and $0.2 million during each of the years ended December 31, 1996 and 1995, respectively.

The funded status of the supplemental executive retirement plan and the related amounts accrued at each balance sheet date, included in other non-current liabilities, are as follows:

                                                            December 31,
                                                      -------------------------
                                                        1997              1996
                                                      -------           -------

Actuarial present value of:
  Vested benefits                                     $ 2,299           $ 1,165
                                                      =======           =======
  Accumulated benefits                                $ 3,210           $ 2,436
                                                      =======           =======

Projected benefit obligation                          $ 4,785           $ 3,445
Market value of plan assets                              --                --
                                                      -------           -------
Unfunded benefit obligation                             4,785             3,445
Unrecognized gain (loss)                                 (593)              463
                                                      -------           -------
Accrued pension obligation                            $ 4,192           $ 3,908
                                                      =======           =======

Actuarial assumptions:
  Discount rate                                          7.25%             7.75%
  Compensation increases                                 4.75%             4.75%

Postretirement. CommScope sponsors an unfunded postretirement group medical and dental plan (the "Postretirement Plan") that provides benefits to full-time employees who retire from the Company at age 65 or greater with a minimum of 10 years of active service. The Postretirement Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance, with Medicare as the primary provider of health-care benefits for eligible retirees. The accounting for the Postretirement Plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to maintain a consistent level of cost sharing with retirees. The Company recognizes the cost of providing and maintaining postretirement benefits during employees' active service periods.

The funded status of the Postretirement Plan and the related amounts accrued at each balance sheet date, included in other non-current liabilities, are as follows:

                                                                December 31,
                                                           -------------------
                                                             1997        1996
                                                           -------     -------
Accumulated postretirement benefit obligation ("APBO"):
  Retirees                                                 $   219     $    31
  Active participants                                        8,362       4,232
                                                           -------     -------
Total APBO                                                   8,581       4,263
Unrecognized loss                                           (3,449)       (460)
                                                           -------     -------
Accrued postretirement benefit obligation                  $ 5,132     $ 3,803
                                                           =======     =======

Discount rate used in determining APBO                        7.25%       7.75%

Net postretirement benefit cost for the Postretirement Plan consists of the following components:

                                                    Year Ended December 31,
                                                 ------------------------------
                                                  1997        1996        1995
                                                 ------      ------      ------

Service cost                                     $  701      $  412      $  242
Interest                                            549         263         182
Net amortization and deferral                       113        --           (10)
                                                 ------      ------      ------
Net postretirement benefit cost                  $1,363      $  675      $  414
                                                 ======      ======      ======

The assumed rate of future increases in health care costs is 10% for 1998 (11% for 1997) and is assumed to decrease gradually to 4.5% for 2005 and remain at that level thereafter (compared to a long-term rate of inflation of 6% for
1996). Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO as of December 31, 1997 and 1996 by $2.3 million and $1.4 million, respectively, and net postretirement benefit cost for the years ended December 31, 1997 and 1996 by $0.4 million and $0.2 million, respectively. The increase in the APBO, accrued postretirement benefit obligation and net postretirement benefit cost as of and for the years ended December 31, 1997 as compared to December 31, 1996 reflect actuarial changes in expected future claims costs.

11.  Income Taxes

The components of the provision for income taxes and the reconciliation of the statutory U.S. federal income tax rate to the Company's effective rate are as follows:

                                                   Year Ended December 31,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------

Current:
  Federal                                      $ 20,200    $ 29,928    $ 27,796
  State                                           2,482       4,023       3,481
                                               --------    --------    --------
  Current income tax provision                   22,682      33,951      31,277
                                               --------    --------    --------

Deferred:
  Federal                                         1,176       1,044      (1,782)
  State                                             198         (14)       (113)
                                               --------    --------    --------
  Deferred income tax provision                   1,374       1,030      (1,895)
                                               --------    --------    --------

Total provision for income taxes               $ 24,056    $ 34,981    $ 29,382
                                               ========    ========    ========


Statutory U.S. federal income tax rate             35.0%       35.0%       35.0%
State income taxes, net of federal benefit          2.7         2.8         2.8
Foreign sales corporation benefit                  (2.8)       (2.2)       (2.3)
Permanent items and other                           3.1         2.4         2.8
Non-deductible capital losses                       1.1        --          --
                                               --------    --------    --------
Effective income tax rate                          39.1%      38.0%      38.3%
                                               ========    ========    ========

The  components  of  deferred   income  tax  assets  and   liabilities  and  the
classification of deferred tax balances on the balance sheet are as follows:

                                                             December 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
Deferred tax assets:
  Accounts receivable and inventory reserves             $  6,347      $  4,775
  Product reserves                                            681         1,785
  Employee benefits                                         3,208         4,399
  Capital loss carryforward                                 1,764          --
  Postretirement benefits                                   3,543         2,894
  State tax credit carryforwards                            2,412          --
  Other                                                     1,868         2,950
                                                         --------      --------
                                                           19,823        16,803
  Valuation allowance                                      (3,090)         --
                                                         --------      --------
Total deferred tax assets                                  16,733        16,803

Deferred tax liabilities:
  Property, plant and equipment and intangibles           (19,563)      (18,259)
                                                         --------      --------

Net deferred tax liability                               $ (2,830)     $ (1,456)
                                                         ========      ========

Current deferred tax asset                               $ 12,102      $ 13,742
Noncurrent deferred tax liability                         (14,932)      (15,198)
                                                         --------      --------

Net deferred tax liability                               $ (2,830)     $ (1,456)
                                                         ========      ========

The   valuation   allowance  at  December  31,  1997  relates  to  capital  loss carryforwards and certain state tax credit carryforwards expiring in the years 2000 - 2004 for which the available benefits are uncertain.

The federal and  certain  state  income  taxes which were  currently  payable or receivable prior to the Distribution were settled with General Instrument through divisional equity. Prior to the Distribution, General Instrument settled certain tax matters which decreased CommScope's amount payable through divisional equity to General Instrument and resulted in credits of $1.8 and $5.4 million to goodwill for 1996 and 1995, respectively, since these matters related to periods prior to the acquisition of General Instrument by affiliates of Forstmann Little & Co. Subsequent to the Distribution, income tax payments made by the Company for the tax period from the Distribution Date to December 31, 1997 totalled $9.0 million.

12.  Stock Compensation Plans

Prior to the Distribution, the Company participated in the General Instrument Corporation 1993 Long-Term Incentive Plan (the "General Instrument Incentive Plan"). During 1997, the Company adopted the CommScope, Inc. 1997 Long-Term
Incentive Plan (the "CommScope Incentive Plan"), which is substantially identical in design with the General Instrument Incentive Plan. Under the CommScope Incentive Plan, designated employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. Awards of stock options made to Company employees and non-employee directors of General Instrument prior to the Distribution under the General Instrument Incentive Plan were transferred to the CommScope Incentive Plan at the

Distribution Date (the "Substitute Options"). An aggregate of 2,149,030 shares of Substitute Options were transferred at the Distribution, and an additional 2,200,000 shares were initially reserved for future issuance ("LTIP Options") under the CommScope Incentive Plan. Substitute Options that are forfeited due to employee termination or other reasons do not increase the amount of shares available for future issuance. As of December 31, 1997, stock options have been granted with terms of 10 years, vesting in equal amounts during periods ranging from the first two to the first four anniversaries of the grant date.

As approved by the Company's Board of Directors, each director who is neither an employee nor a general partner of a partnership affiliated with Forstmann Little & Co., upon initial election to the Company's Board, will receive 1,000 shares of common stock, which will be immediately vested, and granted an option to purchase 20,000 shares of common stock at the fair market value on the grant date vesting in equal amounts on each of the first three anniversaries of the grant date. If a director remains in office, a similar option to purchase 20,000 shares of common stock will be granted every three years.

The following table summarizes the Company's stock option activity and related information from the Distribution Date:

                                                                Weighted Average
                                                  Options        Exercise Price
                                                  -------       ---------------

Substitute options transferred from
General Instrument Incentive Plan                2,149,030        $     12.70
Granted                                          1,674,200              12.31
Canceled                                           (15,617)             13.19
                                                ----------        -----------
Outstanding at December 31, 1997                 3,807,613        $     12.53
                                                ==========        ===========

Exercisable at December 31, 1997                   927,601        $     12.55
                                                ==========        ===========

Authorized shares reserved for future
issuance at December 31, 1997
                                                   525,800
                                                ==========

The following table summarizes information about stock options outstanding at December 31, 1997:

                                Options Outstanding                           Options Exercisable
                     -------------------------------------------          ---------------------------
                                         Weighted-
                                         Average       Weighted-                           Weighted-
Range of                                Remaining       Average                             Average
Exercise                               Contractual     Exercise                             Exercise
 Prices               Options             Life           Price            Options             Price
---------            -------------------------------------------          ---------------------------
$1 to $12              228,560             5.1         $    8.87          220,212           $    8.90
 12 to 14            3,489,348             9.0             12.68          701,313               13.67
 14 to 20               89,705             9.3             15.88            6,076               16.08
                     -------------------------------------------          ---------------------------
$1 to $20            3,807,613             8.8         $   12.53          927,601           $   12.55
                    ============================================          ===========================


The Company has elected to account for stock options under Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the CommScope Incentive Plan. Had compensation cost for stock options been determined based on the fair value of the option at the date of grant consistent with the requirements of SFAS No. 123, pro forma net income and earnings per share (basic and diluted) for the years ended December 31, 1997 and 1996, after pro forma adjustments giving effect to the Distribution (see Note 3), would have been $32,546 ($0.66 per share) and $51,520 ($1.05 per share), respectively.

The weighted average fair value of LTIP Options granted in 1997 was $5.87. The fair value of each option grant (including Substitute Options) was estimated on the date of grant using the Black-Scholes option pricing model with a risk free interest rate of 6.0%, expected term of 4.5 years, expected volatility of 47.59%, and expected dividend yield of 0.0% for both 1997 and 1996. The pro forma results under SFAS No. 123 include compensation cost recognized on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1995. Accordingly, the resulting pro forma disclosures at December 31, 1997 may not be representative of those to be expected in future years.

13.  Stockholder Rights Plan

On June 10, 1997, the Board of Directors adopted a stockholder rights plan designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the rights plan, each stockholder, subsequent to the distribution date of July 29, 1997, received a dividend of one right for each outstanding share of Common Stock. The rights are attached to, and presently only trade with, the Common Stock and currently are not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Participating Preferred Stock") at a price of $60.

The rights become exercisable and will begin to trade separately from the Common Stock upon the earlier of (i) the first date of public announcement that a person or group (other than an existing 15% stockholder or pursuant to a Permitted Offer, as defined) has acquired beneficial ownership of 15% or more of the outstanding Common Stock or (ii) 10 business days following a person's or group's commencement of, or announcement of, and intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the Common Stock. The rights will entitle holders (other than an Acquiring Person, as defined) to purchase Common Stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase $120 worth of the surviving company's common stock for $60. The Company may redeem the rights for $0.01 each at any time prior to such acquisitions. The rights will expire on June 12, 2007.

In connection with the rights plan, the Board of Directors approved the creation of, out of the authorized but unissued shares of preferred stock of the Company, Participating Preferred Stock, consisting of 0.4 million shares with a par value of $0.01 per share. The holders of the Participating Preferred Stock are entitled to receive dividends, if declared by the Board of Directors, from funds legally available. Each share of Participating Preferred Stock is entitled to one thousand votes on all matters submitted to stockholder vote. The shares of Participating Preferred Stock are not redeemable by the Company nor convertible into Common Stock or any other security of the Company.

14.  Concentrations of Credit Risk and Financial Instruments

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many different geographic areas. As a result, at December 31, 1997 and 1996 the Company did not consider itself to have any significant concentrations of credit risk.

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and interest rate swap contracts. At December 31, 1997 and 1996 the book values of each of these financial instruments are considered representative of their respective fair values due to their variable interest rates and/or short terms to maturity. Fair value of the Company's debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of arrangements.

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

CommScope has established a risk management strategy which includes the use of derivative financial instruments for purposes other than trading, principally to reduce exposures to market risks resulting from adverse fluctuations in commodity prices, interest rates and foreign exchange rates. At December 31, 1997, the Company evaluated its foreign-exchange and commodity exposures and concluded that it was not currently beneficial to use financial instruments to hedge its current positions with respect to those exposures. Financial instruments utilized to reduce market risk exposures resulting from interest rate fluctuations are discussed in Note 9.

15.  Commitments and Contingencies

CommScope leases certain equipment under operating leases which expire at various dates through the year 2008. Rent expense was $3.0, $3.9 and $3.0 million in 1997, 1996 and 1995, respectively. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 1997 are: $2,724 in 1998; $2,490 in 1999; $1,870 in 2000; $1,487 in
2001; $1,085 in 2002; and $2,778 thereafter.

CommScope is either a plaintiff or a defendant in several pending legal matters in the normal course of business, none of which management believes will have a material adverse effect on CommScope's financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. CommScope's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on CommScope's financial statements.

16.  Industry Segments, Major Customers and Geographical Information

The Company's operations are conducted within one business segment which designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications, local area network and industrial applications.

Sales of coaxial cable products to a major customer are approximately 7%, 11% and 13% of net sales in 1997, 1996 and 1995, respectively. No other customer accounts for 10% or more of net sales during any of the three fiscal years ended December 31, 1997.

Export sales from the United States comprise 33%, 35% and 34% of net sales for 1997, 1996 and 1995, respectively. Export sales by geographic region are as follows (in millions):

                                                   Years Ended December 31,
                                            ------------------------------------
                                              1997           1996           1995
                                            ------------------------------------

Latin America                               $ 74.3         $ 62.9         $ 47.4
Asia / Pacific Rim                            57.6           72.6           55.0
Europe                                        48.0           45.0           41.9
Canada                                        17.5           17.7           14.1
Other                                          3.0            2.7            6.1
                                            ------------------------------------
Total                                       $200.4         $200.9         $164.5
                                            ====================================


17. Quarterly Financial Data (unaudited, in thousands except per share data)

                                                                First              Second              Third               Fourth
                                                               Quarter             Quarter            Quarter              Quarter
                                                               -------             -------            -------              -------
Fiscal 1997:
  Net sales                                                    $147,874            $159,291            $147,269            $144,782
  Gross profit                                                   39,240              39,371              31,941              30,448
  Operating income                                               25,353              23,138              16,261              14,430
  Net income                                                     14,155              12,950               7,424               2,929
  Pro forma net income                                           12,997              11,664               7,014                 n/a
  Pro forma basic and diluted earnings per share (1)                .26                 .24                 .14                 n/a

Fiscal 1996:
  Net sales                                                    $130,913            $142,014            $148,580            $150,705
  Gross profit                                                   34,408              36,640              40,252              43,789
  Operating income                                               22,250              23,216              26,809              27,979
  Net income                                                     12,550              12,942              15,439              16,191
  Pro forma net income                                           11,176              11,697              14,089              14,946
  Pro forma basic and diluted earnings per share (1)                .23                 .24                 .29                 .30

(1) Historical earnings per share data is not applicable through September 30, 1997 as CommScope's earnings were part of the results of General Instrument - see Note 1. Historical earnings per share (basic and diluted) for the fourth quarter of 1997 is $0.06. Pro forma net income and earnings per share has been prepared in a manner consistent with the presentation of pro forma financial information in Note 3.

                 Schedule II - Valuation and Qualifying Accounts

                                                                                   Additions
                                                                           --------------------------
                                                                                          Charged to
                                                                                             Other
                                                          Balance at       Charged to       Accounts       Deductions       Balance
                                                          Beginning of     Costs and        (Describe)     (Describe)        at End
        Description                                          Period         Expenses          (1)              (2)         of Period
------------------------------------------------------------------------------------------------------------------------------------
Deducted from assets:
  Allowance for doubtful accounts
    Year ended December 31, 1997                              $3,761          $  525          $ --            $  301          $3,985
    Year ended December 31, 1996                              $3,114          $  750          $  150          $  253          $3,761
    Year ended December 31, 1995                              $2,765          $  420          $ --            $   71          $3,114

(1) Valuation accounts of acquired company. Reserves are deducted from assets to which they apply.

(2)  Uncollectible   customer   accounts  written  off,  net  of  recoveries  of
     previously written off customer accounts.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is contained in the sections captioned "Management of the Company--Board of Directors of the Company", "Management of the Company--Committees of the Board of Directors--Board Meetings", and "Management of the Company--Section 16(a) Beneficial Ownership Reporting
Compliance" included in the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders ("1998 Proxy Statement"), which sections are incorporated herein by reference.

Executive Officers

     Set forth below is certain information with respect to the executive officers of the Company as of March 1, 1998.

Name and Title                  Age             Business Experience
--------------                  ---             -------------------

Frank M. Drendel                53      Frank M. Drendel has been Chairman and
Chairman and Chief                      Chief Executive Officer of the Company
Executive Officer                       since  the  Spin-off. He has served as
                                        Chairman and President of CommScope NC,
                                        currently a wholly-owned subsidiary of
                                        the  Company, from 1986 to the Spin-off
                                        and  has served as Chief Executive
                                        Officer of CommScope NC since 1976. Mr.
                                        Drendel is a director of General
                                        Instrument  Corporation and Nextel
                                        Communications, Inc.

Brian D. Garrett                49      Brian D. Garrett has been President and
President and Chief                     Chief Operating Officer of the Company
Operating Officer                       since October, 1997. He has served as
                                        Executive Vice President, Operations of
                                        CommScope NC since 1997. From 1996 to
                                        1997, he was Executive Vice President
                                        and General Manager of the Network Cable
                                        Division of CommScope NC and Vice
                                        President and General Manager of the
                                        Network Cable Division from 1986 to
                                        1996.

Jearld L. Leonhardt             49      Jearld L. Leonhardt has been Executive
Executive Vice President,               Vice President, Finance and
Finance and Administration              Administration of the Company since the
                                        Spin-off. He was Treasurer of the
                                        Company from the Spin-off until
                                        September 1997. He has served as
                                        Executive Vice President, Finance and
                                        Administration of CommScope NC since
                                        1983 and Treasurer of CommScope NC from
                                        1983 until September 1997.

William R. Gooden               56      William R. Gooden has been Senior Vice
Senior Vice President                   President and Controller of the Company
and Controller                          since the Spin-off. He has served as
                                        Senior Vice President and Controller of
                                        CommScope NC since 1996 and was Vice
                                        President and Controller from 1991 to
                                        1996.

Larry W. Nelson                 55      Larry W. Nelson has been Executive Vice
Executive Vice President,               President, Development of the Company
Development                             since the Spin-off. He has served as
                                        Executive Vice President, Development of
                                        CommScope NC since 1997. From 1988 to
                                        1997, he was Executive Vice President
                                        and General Manager of the Cable TV
                                        Division of CommScope NC.

Name and Title                  Age             Business Experience
--------------                  ---             -------------------

Frank J. Logan                  55      Frank J. Logan has been Executive Vice
Executive Vice President,               President, International of the Company
International                           since the Spin-off. He has served as
                                        Executive Vice President, International
                                        of CommScope NC since 1996. From 1989 to
                                        1996, he was Vice President,
                                        International of CommScope NC.

Gene W. Swithenbank             58      Gene W. Swithenbank has been Executive
Executive Vice President,               Vice President, Sales and Marketing of
Sales and Marketing                     the Company since the Spin-off. He has
                                        served as Executive Vice President,
                                        Sales and Marketing for CommScope NC
                                        since 1997 and Executive Vice President,
                                        CATV Sales and Marketing since 1996.
                                        From 1992 to 1996, Mr. Swithenbank was
                                        Senior Vice President CATV Sales of
                                        CommScope NC.

Randall Crenshaw                41      Randall Crenshaw has been Executive Vice
Executive Vice President,               President, Procurement/Logistics of the
Procurement/Logistics                   Company since the Spin-off. He has
                                        served as Executive Vice President,
                                        Procurement/Logistics of CommScope NC
                                        since 1997. From 1994 to 1997, Mr.
                                        Crenshaw was Vice President Operations
                                        for the Network Cable Division of
                                        CommScope NC. Prior to that time, Mr.
                                        Crenshaw has held various positions with CommScope NC since 1985.

Frank B. Wyatt, II              35      Frank B. Wyatt, II has been Vice
Vice President, General                 President, General Counsel and Secretary
Counsel and Secretary                   of the Company since the Spin-off. He
                                        has served as Vice President of
                                        CommScope NC since May 1997 and General
                                        Counsel and Secretary of CommScope NC
                                        since April 1996. From 1987 to March
                                        1996, he was an attorney with the law
                                        firm of Bell, Seltzer, Park & Gibson,
                                        P.A. (now Alston & Bird LLP).

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is contained in the section captioned "Management of the Company" in the Company's 1998 Proxy Statement and is incorporated by reference herein. The sections captioned "Management of the Company--Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in the Company's 1998 Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is contained in the sections captioned "Beneficial Ownership of Common Stock" and "Management of the Company--Stock Options" in the Company's 1998 Proxy Statement, which sections are incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the section captioned "Management of the Company--Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement and is incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of this Report:

          1.   Financial Statements.

               The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:

                    Independent Auditors' Report.
                    Consolidated Statements of Income for the Years
                         ended December 31, 1997, 1996 and 1995.
                    Consolidated Balance Sheets at December 31, 1997 and 1996. Consolidated Statements of Cash Flows for the Years ended
                         December 31, 1997, 1996 and 1995.
                    Consolidated Statements of Stockholders' Equity for the
                         Years ended December 31, 1997, 1996 and 1995.
                    Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules.

               Schedule II - Valuation and Qualifying Accounts. Included under
               Part II, Item 8.

               Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3.   List of Exhibits. See Index of Exhibits included on page E-1.

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CommScope, Inc.


Date: March 31, 1998
                                        By: /s/ Frank M. Drendel
                                            ------------------------------------
                                            Frank M. Drendel
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                       Title                           Date
     ---------                       -----                           ----

/s/ Frank M. Drendel           Chairman of the Board and          March 31, 1998
-------------------------       Chief Executive Officer
Frank M. Drendel


/s/ Jearld L. Leonhardt         Executive Vice President,         March 31, 1998
-------------------------      Finance and Administration
Jearld L. Leonhardt           (Principal financial officer)


/s/ William R. Gooden            Senior Vice President            March 31, 1998
-------------------------            and Controller
William R. Gooden            (Principal accounting officer)


/s/ Edward D. Breen                   Director                    March 31, 1998
-------------------------
Edward D. Breen


/s/ Nicholas C. Forstmann             Director                    March 31, 1998
-------------------------
Nicholas C. Forstmann


/s/ Boyd L. George                    Director                    March 31, 1998
-------------------------
Boyd L. George


/s/ George N. Hutton                  Director                    March 31, 1998
-------------------------
George N. Hutton


/s/ James N. Whitson                  Director                    March 31, 1998
-------------------------
James N. Whitson

                        Index of Exhibits

Exhibit No.                                 Description
-----------                                 -----------

   3.1*        Amended and Restated Certificate of Incorporation of CommScope,
               Inc.

   3.2*        Amended and Restated By-Laws of CommScope, Inc.

   4.1** Rights Agreement, dated June 12, 1997, between CommScope, Inc. and ChaseMellon Shareholder Services, L.L.C.

   10.1* Employee Benefits Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc.

   10.2* Debt and Cash Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc.

   10.3* Insurance Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc.

   10.4* Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc.

   10.5* Trademark License Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc.

   10.6* Transition Services Agreement, dated as of July 25, 1997, between NextLevel Systems, Inc. and CommScope, Inc.

   10.7* Credit Agreement, dated as of July 23, 1997, among CommScope, Inc. of North Carolina, Certain Banks, The Chase Manhattan Bank, as Administrative Agent and The Chase Manhattan Bank, Bank of America National Trust and Savings Association, BankBoston, N.A., Bank of Tokyo-Mitsubishi Trust Company, CIBC, Inc., Credit Lyonnais Atlanta Agency, First Union National Bank, The Fuji Bank, Limited, Atlanta Agency, NationsBank, N.A., Toronto Dominion (New York), Inc. and Wachovia Bank, N.A. as Co-Agents.

   10.8*+      The CommScope, Inc. 1997 Long-Term Incentive Plan.

   10.9***+ Form of Severance Protection Agreement between the Company and certain executive officers.

   10.10+ Employment Agreement between Frank Drendel, General Instrument Corporation and CommScope, Inc. of North Carolina, the letter Agreement related thereto dated May 20, 1993 and Amendment to Employment Agreement dated July 25, 1997 (collectively, the "Drendel Employment Agreement").

   21.         Subsidiaries of the Registrant.

   23.         Consent of Deloitte & Touche LLP.

   27. Financial Data Schedule (Filing only for the Electronic Data Gathering, Analysis and Retrieval system of the U.S. Securities and Exchange Commission.)

   99.         Forward-Looking Information

----------
* Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929).

** Incorporated herein by reference from the Registration Statement on Form 8-A filed June 30, 1997 (File No. 1-12929).

*** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 1-12929).

+    Management Compensation