Form 10-Q
period 1998-03-31
COMMSCOPE INC
filed 1998-05-12
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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
             (State or other jurisdiction   (I.R.S.   Employer
              of incorporation or            Identification No.)
              organization)


           1375 Lenoir Rhyne Boulevard, Hickory, North Carolina 28601
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (828) 324-2200
                (Registrant's telephone number, including area code)

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

As of May 6, 1998 there were 49,170,783 shares of Common Stock outstanding.


                                 CommScope, Inc.
                                    Form 10-Q
                                 March 31, 1998
                                Table of Contents






                                                                                   Page No.
                                                                                  ------------

Part I - Financial Information (Unaudited):

    Item 1.  Condensed Consolidated Financial Statements
                 Condensed Consolidated Statements of Income                                3
                 Condensed Consolidated Balance Sheets                                      4
                 Condensed Consolidated Statements of Cash Flows                            5
                 Condensed Consolidated Statements of Stockholders' Equity                  6
                 Notes to Condensed Consolidated Financial Statements                  7 - 10

    Item 2.  Management's Discussion and Analysis of Results of
                   Operations and Financial Position                                  11 - 14

Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                              15

    Signatures                                                                             16



                                 CommScope, Inc.
                   Condensed Consolidated Statements of Income
               (Unaudited--in thousands, except per share amounts)



                                                     Three Months Ended
                                                          March 31,
                                            ------------------------------------
                                                 1998               1997
                                            -----------------  -----------------

Net Sales                                      $ 133,602          $ 147,874
                                            -----------------  -----------------

Operating Costs and Expenses:
   Cost of sales                                 106,034            108,634
   Selling, general and administrative            12,533             11,311
   Research and development                        1,753              1,270
   Amortization of goodwill                        1,303              1,306
                                            -----------------  -----------------
        Total operating costs & expenses         121,623            122,521
                                            -----------------  -----------------

Operating Income                                  11,979             25,353
Other income, net                                  2,127                210
Interest expense                                  (4,197)            (2,758)
Interest income                                      158                 25
                                            -----------------  -----------------

Income before Income Taxes                        10,067             22,830
Provision for income taxes                        (3,735)            (8,675)
                                            -----------------  -----------------

Net Income                                       $ 6,332           $ 14,155
                                            =================  =================

Net income per common share                       $ 0.13                 (1)


(1) Historical per share data is not considered relevant for the reasons discussed in Note 1. Pro forma per share data is presented in Note 3.




        See    notes    to     condensed consolidated financial statements.

                                       CommScope, Inc.
                            Condensed Consolidated Balance Sheets
                              (In thousands, except share data)

                                                  (unaudited)
                                                   March 31,       December 31,
                                                     1998              1997
                                                --------------   ---------------

                     Assets

Cash and cash equivalents                            $ 14,254           $ 3,330
Accounts receivable, less allowance for doubtful
  accounts of $4,297 and $3,985, respectively          98,977            95,741
Inventories                                            35,305            42,223
Prepaid expenses and other current assets               1,054             2,439
Deferred income taxes                                  13,324            12,102
                                                --------------   ---------------
      Total current assets                            162,914           155,835

Property, plant and equipment, net                    128,449           133,235
Goodwill, net of accumulated amortization of
   $39,505 and $38,263, respectively                  167,915           170,345
Intangibles, net of accumulated amortization of
   $27,259 and $26,573, respectively                   21,506            22,192
Investments and other assets                            1,837             1,932
                                                --------------   ---------------

Total Assets                                        $ 482,621         $ 483,539
                                                ==============   ===============

      Liabilities and Stockholders' Equity

Accounts payable                                     $ 18,220          $ 18,533
Other accrued liabilities                              32,148            24,516
                                                --------------   ---------------
      Total current liabilities                        50,368            43,049

Long-term debt                                        250,800           265,800
Deferred income taxes                                  14,640            14,932
Other non-current liabilities                          10,056             9,726
                                                --------------   ---------------
      Total Liabilities                               325,864           333,507

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value; Authorized
   shares:  20,000,000; Issued and outstanding
   shares:  None at March 31, 1998 and
   December 31, 1997                                      --                 --
Common Stock, $.01 par value; Authorized
   shares:  300,000,000;  Issued and outstanding
   shares:  49,168,868 at March 31, 1998;
   49,108,874 at December 31, 1997                        492               491
Additional paid-in capital                            141,326           140,934
Retained earnings                                      14,939             8,607
                                                --------------   ---------------
      Total Stockholders' Equity                      156,757           150,032
                                                --------------   ---------------

 Total Liabilities and Stockholder's Equity         $ 482,621         $ 483,539
                                                ==============   ===============

              See notes to condensed  consolidated financial statements.

                                CommScope, Inc.
               Condensed Consolidated Statements of Cash Flows
                          (Unaudited - in thousands)

                                                           Three Months Ended
                                                                 March 31,
                                                       -------------------------
                                                            1998        1997
                                                       -----------   -----------

Operating Activities:
Net income                                                $ 6,332      $ 14,155
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           6,025         5,771
    Gain on sale of assets of the high-temperature
      aerospace and industrial cable business              (1,873)           --
    Changes in assets and liabilities:
       Accounts receivable                                    553        (7,762)
       Inventories                                            999        (7,864)
       Prepaid expenses and other current assets            1,145           136
       Deferred income taxes                               (1,514)        3,052
       Accounts payable and other accrued liabilities       7,585         4,444
       Other non-current liabilities                          330           129
       Other                                                  195            36
                                                       -----------   -----------
Net cash provided by operating activities                  19,777        12,097

Investing Activities:
    Additions to property, plant and equipment             (3,144)       (5,344)
    Sale of assets of the high-temperature
      aerospace and industrial cable business               8,885            --
    Other                                                      13            --
                                                       -----------   -----------
Net cash provided by (used in) investing activities         5,754        (5,344)

Financing Activities:
    Net repayments under revolving credit facility        (15,000)           --
    Exercise of stock options                                 393            --
    Transfers to former sole stockholder                       --        (6,753)
                                                       -----------   -----------
Net cash used in financing activities                     (14,607)       (6,753)

Change in cash and cash equivalents                        10,924            --
Cash and cash equivalents, beginning of period              3,330            --
                                                       -----------   -----------
Cash and cash equivalents, end of period                 $ 14,254           $--
                                                       ===========   ===========

                See notes to condensed  consolidated financial statements.


                            CommScope, Inc.
      Condensed Consolidated Statement of Stockholders' Equity
           (Unaudited - in thousands, except share amounts)
                   Three Months Ended March 31, 1998



                                                 Number of               Additional                  Total
                                               Common Shares   Common     Paid-In     Retained   Stockholders'
                                                Outstanding    Stock      Capital     Earnings      Equity
                                               ----------------------------------------------------------------

Balance December 31, 1997                          49,108,874   $ 491     $ 140,934     $ 8,607       $ 150,032

Issuance of shares for stock option exercises          59,994       1           392          --             393
Net income                                                 --      --            --       6,332           6,332
                                               ----------------------------------------------------------------

Balance March 31, 1998                             49,168,868   $ 492     $ 141,326    $ 14,939       $ 156,757
                                               ================================================================


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






                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

1.  BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

CommScope, Inc. ("CommScope" or the "Company") was incorporated in Delaware in January 1997 and, through its wholly owned subsidiary CommScope, Inc. of North Carolina ("CommScope NC"), operates in the cable manufacturing business. The Company designs, manufactures, markets and sells coaxial, fiber optic and high performance electronic cables primarily used in communications, local area network and industrial applications. CommScope is a leading manufacturer and supplier of coaxial cable for cable television applications and other communications applications in the United States. CommScope is also a leading supplier of coaxial cable to international communications markets, primarily the cable television market.

CommScope NC formerly was a wholly owned indirect subsidiary of General Instrument Corporation ("General Instrument"). Through a series of transactions related to a spin-off of companies from General Instrument (the "Distribution") that was consummated on July 28, 1997 (the "Distribution Date"), CommScope NC became a wholly owned subsidiary of the Company. At the Distribution Date, CommScope began operating as an independent entity with publicly traded common stock.


BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of income for the three months ended March 31, 1998 and 1997, the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, and the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1998 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 1998 and 1997. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated statements of income and condensed consolidated statements of cash flows for the three months ended March 31, 1997 reflect the results of operations and cash flows of CommScope that were transferred from General Instrument to the Company in connection with the Distribution.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The condensed consolidated financial statements for 1997 include an allocation of certain assets, liabilities and general corporate administrative expenses from General Instrument prior to the Distribution, and accordingly reflect the results of operations and changes in cash flows of the Company as if it were a separate entity prior to the Distribution. In the opinion of management, general corporate administrative expenses were allocated to CommScope on a reasonable and consistent basis using management's estimate of services provided to CommScope by General Instrument. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had CommScope been operating as a separate, stand-alone entity during the period presented during 1997.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

1.  BACKGROUND AND BASIS OF PRESENTATION (Continued)

Prior to the Distribution, CommScope participated in General Instrument's cash management program, and the accompanying condensed consolidated statement of income for 1997 includes an allocation of net interest expense from General Instrument. Net interest expense was allocated based upon CommScope's net assets as a percentage of the total net assets of General Instrument. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had CommScope operated as a separate, stand-alone entity during the periods presented. At the Distribution Date, CommScope implemented a separate cash management program and assumed responsibility for the costs associated with operating a public company.

CommScope's financial results include the costs incurred by General Instrument related to the postretirement benefit plan for employees and retirees of CommScope prior to the Distribution. Also, the provision for income taxes for the three months ended March 31, 1997 is based on CommScope's expected annual effective tax rate, calculated assuming CommScope had filed separate tax returns under its previously existing structure as a wholly owned indirect subsidiary of General Instrument.

CommScope's earnings were part of General Instrument's results of operations for the three months ended March 31, 1997. Additionally, the capital structure of the Company changed significantly as a result of borrowings under the Company's credit facility on the Distribution Date, which were utilized primarily to make a dividend payment to General Instrument in accordance with the terms of the Distribution (see Note 4). Accordingly, no historical earnings per share data has been presented for the three months ended March 31, 1997. Alternatively, pro forma earnings per share data is presented as described in Note 3.

The financial information included herein does not necessarily reflect the consolidated results of operations, financial position, and cash flows of CommScope in the future or on a historical basis had CommScope been a separate, stand-alone entity for the periods presented. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

         Inventories consist of:


                                             March 31, 1998    December 31, 1997

                                            -----------------  -----------------


                 Raw materials            $      10,247           $      16,376

                 Work in process                  8,836                   8,860

                 Finished goods                  16,222                  16,987
                                            -----------------  -----------------

                                          $      35,305           $      42,223
                                            =================  =================

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

3.  PRO FORMA FINANCIAL INFORMATION AND EARNINGS PER SHARE

The accompanying unaudited pro forma financial information was prepared to present the 1997 consolidated statements of income of CommScope as if the Distribution had occurred on January 1, 1997. The unaudited pro forma statements of income set forth below do not purport to represent what CommScope's operations actually would have been or to project CommScope's operating results for any future period.

The unaudited pro forma information has been prepared utilizing the historical consolidated statements of income of CommScope which were adjusted to reflect a net debt level of $275 million at the beginning of each period presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings (see Note 4). Pro forma earnings per share was calculated by dividing the pro forma net income for each period presented by the pro forma common and common equivalent shares outstanding for each period, and assumes that a total of 49.1 million common shares outstanding for basic earnings per share and 49.2 million common and common equivalent shares outstanding for diluted earnings per share at the Distribution Date were outstanding since January 1, 1997.

Giving effect to the Distribution as of January 1, 1997, pro forma net income for the Company for the first quarter 1997 would have been $12,997 ($0.26 per share).

For purposes of basic earnings per share computations, total weighted average common shares outstanding were 49,120 for the first quarter 1998 and 49,105 (pro forma) for the first quarter 1997. For purposes of diluted earnings per share computations, total weighted average common and common equivalent shares outstanding were 49,301 for the first quarter 1998 and 49,200 (pro forma) for the first quarter 1997. The difference between weighted average common shares outstanding and weighted average common and common equivalent shares outstanding is attributable to the dilutive effect of employee stock options.

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                  March 31,        December 31,
                                                    1998               1997
                                            ------------------ -----------------

Credit Agreement (as defined below)         $       240,000       $     255,000

Alabama State Industrial Development
  Authority Notes                                    10,800              10,800
                                            ------------------ -----------------
                                                    250,800             265,800
Less current portion                                     --                  --
                                            ------------------ -----------------
                                            $       250,800       $     265,800
                                            ================== =================


On July 23, 1997 the Company entered into a $350 million revolving credit agreement with a group of banks (the "Credit Agreement"). On the Distribution Date, the Company initially borrowed $266 million under the Credit Agreement which was utilized to make a dividend payment to General Instrument in accordance with the terms of the Distribution and to fund fees and expenses in connection with the Credit Agreement. The Company intends to utilize the Credit Agreement in the future for, among other things, general working capital needs, financing strategic acquisitions, and other general corporate purposes.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

5.    BUSINESS DIVESTITURES

In February 1998, the Company sold certain real and personal property and inventories of its high-temperature aerospace and industrial cables business for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $2 million ($0.03 per share, net of tax effect).

6.  NEWLY ISSUED ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years required. The Company plans to provide appropriate financial statement disclosures under SFAS No. 130 in Form 10-K for the fiscal year ended December 31, 1998. Had the new standard been applied in the quarter ended March 31, 1998, comprehensive income would not differ from net income for all periods presented in the condensed consolidated statements of income.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to provide appropriate financial statement disclosures under SFAS No. 131 in Form 10-K for the fiscal year ended December 31, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management is currently evaluating the effect of SFAS No. 131 on the Company's current disclosures.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. Unless otherwise specified, capitalized terms used herein are used as defined in the audited consolidated financial statements of CommScope for the year ended December 31, 1997 or in the unaudited condensed consolidated financial statements included in this document.

HIGHLIGHTS


CommScope reported net income of $6 million ($0.13 per share) for the quarter ended March 31, 1998, a decrease of $8 million (55%) from the quarter ended March 31, 1997 net income of $14 million. On a pro forma basis, net income for the quarter ended March 31, 1997 was $13 million ($0.26 per pro forma share). Pro forma net income and earnings per share for 1997 reflect the impact of CommScope's new capital structure immediately following the Distribution from General Instrument which was consummated on the Distribution Date, assuming that all common stock issued and long term debt borrowings as of the Distribution Date were outstanding since January 1, 1997.

Net income for the quarter ended March 31, 1998 includes a one-time pre-tax gain of $2 million related to the sale of the Company's high-temperature aerospace and industrial cables business. Excluding the gain, first quarter 1998 net income was $5 million ($0.10 per share).


            COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 WITH THE THREE MONTHS
                              ENDED MARCH 31, 1997

NET SALES

Net sales for the first quarter 1998 were $134 million compared to $148 million for the first quarter 1997, a decrease of $14 million or 10%. The decrease in net sales is due primarily to a 44% reduction in international sales for the first quarter 1998 as compared to the first quarter 1997, driven by reduced sales in the Asian markets and in Australia. International sales for the first quarter 1998 represented 23% of the Company's net sales compared to 36% in 1997.

Net sales to cable television and other video distribution markets ("CATV Products") for the first quarter 1998 decreased $17 million (14%) from the first quarter 1997 to $104 million. This decrease primarily reflects the lower international sales in 1998 as compared to 1997. Domestic sales of CATV Products increased 8% due to improved sales to the Company's largest customer, somewhat offset by a reduction in sales to telephone companies.

Net sales for LAN and other data applications ("LAN Products") for the first quarter 1998 increased $3 million (18%) from the first quarter 1997 to $23 million. Demand continues to be robust with 6-month backlogs on certain types of unshielded-twisted-pair (UTP) products. The sales increases for LAN Products is due to sales of Category 5 premise wiring and continued development and marketing of high-performance cable, such as the UltraMedia (TM) cable, which supports gigabit transmission and exceeds the toughest industry standards.

Decreases in the average selling prices of both CATV Products and LAN Products during the first quarter 1998 as compared to the first quarter 1997 also contributed to lower consolidated net sales.

Sales of other cable products for the first quarter 1998 and 1997 were $7 million, respectively.

GROSS PROFIT (NET SALES LESS COST OF SALES)

Gross profit for the first quarter 1998 was $28 million compared to $39 million for the first quarter 1997, a decrease of approximately $12 million or 30%. The lower gross profit is the result of several ongoing factors, including lower selling prices due to a competitive pricing environment, shifting product mix due to lower international sales and manufacturing costs related to new product introduction. Lower overhead costs in the first quarter 1997, driven primarily by reduced warranty-related provisions due to lower expectations of claims, contributed partially to the higher 1997 gross profit. As a percentage of sales, gross profit declined from 27% in the first quarter 1997 to 21% in the first quarter 1998. However, the Company expects modest gross margin improvement from the first quarter 1998 levels for the remainder of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense for the first quarter 1998 increased $1 million (11%) from the first quarter 1997 to $13 million. As a percentage of net sales, SG&A expense was 9% and 8%, respectively, for the first quarter 1998 and 1997. The increase in SG&A expense was principally attributable to increased sales and marketing expenditures to support product expansion and growth opportunities. Over the remainder of 1998 the Company expects SG&A expense to be approximately 8 1/2% of net sales.

RESEARCH AND DEVELOPMENT

Research and development expense as a percentage of net sales was 1% in both the first quarter 1998 and 1997. The Company has ongoing programs to develop new products and market opportunities for its products and core capabilities and new manufacturing technologies to achieve cost reductions.

OTHER INCOME, NET

In February 1998, the Company sold certain real and personal property and inventories of its high-temperature aerospace and industrial cables business for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $2 million ($0.03 per share, net of tax effect).

INTEREST EXPENSE

Interest expense for the first quarter 1998, totaling $4.2 million, represents actual interest incurred on outstanding borrowings under the Company's credit facilities. Interest expense for the first quarter 1997 represents an allocation of net interest expense from General Instrument, which was based upon the Company's net assets as a percentage of the total net assets of General Instrument.

Pro forma net interest expense for the first quarter 1997, totaling $4.6 million, reflects the historical interest expense of the Company adjusted to reflect a net debt level of $275 million at the beginning of 1997 presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings incurred at the Distribution. These pro forma net interest costs are not necessarily indicative of what the actual interest costs would have been had CommScope operated as a separate, stand-alone entity. The reduction in actual interest costs for the first quarter 1998 as compared to the pro forma interest costs for the first quarter of 1997 is due to the reduction in borrowings under the Company's credit facility since the Distribution.

INCOME TAXES

The effective tax rate was 37% for the first quarter 1998 and 38% for the first quarter 1997. The provision for income taxes for the first quarter 1997 has been determined as if the Company had filed separate tax returns under its previously existing structure as an indirect wholly owned subsidiary of General Instrument.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $19 million for the first quarter 1998 compared to $12 million for the first quarter 1997, an increase of $7 million or 57%. This increase primarily results from lower working capital increases during the first quarter 1998 as compared to the first quarter 1997, partially offset by the decrease in net income.

Working capital was $113 million at both March 31, 1998 and December 31, 1997. Based on current levels of orders and backlog, management of the Company
believes  that  working   capital  levels  are  appropriate  to  support  future
operations.

During the first quarter 1998 the Company invested $3 million in equipment and facilities compared to $5 million for the first quarter 1997. The capital spending in each period was primarily attributable to capacity expansion, primarily for LAN Products, and vertical integration projects to meet increased current and anticipated future business demands. During the first quarter 1998 the Company received initial cash proceeds of $9 million related to the sale of its high temperature aerospace and industrial cables business.

The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. In the first quarter 1998 the Company repaid $15 million under its revolving credit facility. Management believes that, based upon its analysis of the Company's consolidated financial position and the expected results of its operations in the future, the Company will have sufficient cash flows from future operations and the financial flexibility to attract both short- and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect the Company's operations or its ability to meet its cash requirements.

In the normal course of business, CommScope uses various financial instruments, including derivative financial instruments, for purposes other than trading. Non-derivative financial instruments include letters of credit and commitments to extend credit (accounts receivable). The Company controls its exposure to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At March 31, 1998, in management's opinion, CommScope did not have any significant exposure to any individual customer or counter-party, nor did CommScope have any significant concentration of credit risk related to any financial instrument.

Derivative financial instruments utilized by CommScope, which are not entered into for speculative purposes, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. At March 31, 1998, the Company evaluated its commodity pricing and foreign currency exchange exposures and concluded that it was not currently beneficial to use financial instruments to hedge its current positions with respect to those exposures. As of March 31, 1998, the Company had entered into interest rate swap agreements to effectively convert an aggregate amount of $100 million of outstanding variable-rate borrowings to a fixed-rate basis. Contracts for notional amounts of $50 million each expire in February and April 1999, respectively. The contract expiring in April 1999 may be terminated at the option of the counter-party to the swap agreement in October 1998. Under the agreements, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and fixed rates of 5.92% and 5.79%, respectively. Net payments or receipts resulting from the swap agreements are recorded as adjustments to interest expense in each quarter.

At March 31, 1998, the weighted  average  variable  interest rate on outstanding
borrowings   under  the  Credit  Agreement  and  the  Alabama  State  Industrial
Development Authority Notes was 6.3%.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years required. The Company plans to provide appropriate financial statement disclosures under SFAS No. 130 in Form 10-K for the fiscal year ended December 31, 1998. Had the new standard been applied in the quarter ended March 31, 1998, comprehensive income would not differ from net income for all periods presented in the condensed consolidated statements of income.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to provide appropriate financial statement disclosures under SFAS No. 131 in Form 10-K for the fiscal year ended December 31, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management is currently evaluating the effect of SFAS No. 131 on the Company's current disclosures.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projects", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, such as the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in costs and to continue to integrate acquisitions, price fluctuations of materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, and other specific factors discussed in Exhibit 99 to the Company's Form 10-K for the year ended December 31, 1997. The information contained in this Form 10-Q represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.

                  10.1   CommScope, Inc. Amended and Restated 1997 Long-Term
                         Incentive Plan
                  10.2   CommScope, Inc. Annual Incentive Plan
                  27     Financial Data Schedule


         (b) Reports on Form 8-K filed during the three months ended March 31, 1998:

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     COMMSCOPE, INC.

May 12, 1998                                         /s/ Jearld L. Leonhardt
------------                                         ---------------------------
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