Form 10-Q
period 1998-06-30
COMMSCOPE INC
filed 1998-08-07
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE  ACT OF 1934

                 For the transition period from               to
                                               --------------     --------------
                        Commission file number 001-12929


                                 COMMSCOPE, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware             36-4135495
               (State     or    other      (I.R.S.   Employer
                jurisdiction   of           Identification No.)
                incorporation or
                organization)


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

Yes  x     No

As of August 3, 1998 there were 49,193,434 shares of Common Stock outstanding.

                                 CommScope, Inc.
                                    Form 10-Q
                                  June 30, 1998
                                Table of Contents






                                                                       Page No.
                                                                    ------------

Part I - Financial Information (Unaudited):

 Item 1.  Condensed Consolidated Financial Statements
           Condensed Consolidated Statements of Income                        3
           Condensed Consolidated Balance Sheets                              4
           Condensed Consolidated Statements of Cash Flows                    5
           Condensed Consolidated Statements of Stockholders' Equity          6
           Notes to Condensed Consolidated Financial Statements          7 - 10

 Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Position                            11 - 15

Part II - Other Information

 Item 4.  Submission of Matters to a Vote of Security Holders                16
 Item 6.  Exhibits and Reports on Form 8-K                                   16

 Signatures                                                                  17

                                CommScope, Inc.
                   Condensed Consolidated Statements of Income
                (Unaudited--in thousands, except per share data)




                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                  -----------------------------  -----------------------------
                                                      1998            1997           1998            1997
                                                  --------------  -------------  --------------  -------------

Net Sales                                             $ 141,886      $ 159,291       $ 275,488      $ 307,165
                                                  --------------  -------------  --------------  -------------

Operating Costs and Expenses:
   Cost of sales                                        109,189        119,920         215,223        228,554
   Selling, general and administrative                   12,935         13,369          25,468         24,680
   Research and development                               1,449          1,558           3,202          2,828
   Amortization of goodwill                               1,297          1,306           2,600          2,612
                                                  --------------  -------------  --------------  -------------
       Total operating costs & expenses                 124,870        136,153         246,493        258,674
                                                  --------------  -------------  --------------  -------------

Operating Income                                         17,016         23,138          28,995         48,491
Other income, net                                             7            275           2,134            485
Interest expense                                         (4,099)        (2,578)         (8,296)        (5,336)
Interest income                                             182             45             340             70
                                                  --------------  -------------  --------------  -------------

Income before Income Taxes                               13,106         20,880          23,173         43,710
Provision for income taxes                               (4,607)        (7,930)         (8,342)       (16,605)
                                                  --------------  -------------  --------------  -------------

Net Income                                              $ 8,499       $ 12,950        $ 14,831       $ 27,105
                                                  ==============  =============  ==============  =============

Net income per common share                              $ 0.17         (1)             $ 0.30         (1)

Net income per common share -
   assuming dilution                                     $ 0.17         (1)             $ 0.30         (1)


(1) Historical per share data is not considered relevant for the reasons discussed in Note 1. Pro forma per share data is presented in Note 3.


             See   notes   to    condensed consolidated financial statements.




                                 CommScope, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        (unaudited)
                                                                         June 30,        December 31,
                                                                           1998              1997
                                                                       --------------   ---------------

                                            Assets

Cash                                                                         $ 7,922           $ 3,330
Accounts receivable, less allowance for doubtful accounts of
   $4,541 and $3,985, respectively                                           102,516            95,741
Inventories                                                                   31,963            42,223
Prepaid expenses and other current assets                                        940             2,439
Deferred income taxes                                                         14,355            12,102
                                                                       --------------   ---------------
      Total current assets                                                   157,696           155,835

Property, plant and equipment, net                                           131,074           133,235
Goodwill, net of accumulated amortization of
   $40,801 and $38,263, respectively                                         166,619           170,345
Intangibles, net of accumulated amortization of
   $27,944 and $26,573, respectively                                          20,821            22,192
Investments and other assets                                                   1,750             1,932
                                                                       --------------   ---------------

      Total Assets                                                         $ 477,960         $ 483,539
                                                                       ==============   ===============

                             Liabilities and Stockholders' Equity

Accounts payable                                                            $ 32,696          $ 18,533
Other accrued liabilities                                                     35,081            24,516
                                                                       --------------   ---------------
      Total current liabilities                                               67,777            43,049

Long-term debt                                                               218,800           265,800
Deferred income taxes                                                         15,157            14,932
Other non-current liabilities                                                 10,463             9,726
                                                                       --------------   ---------------
      Total Liabilities                                                      312,197           333,507

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value; Authorized shares:  20,000,000;
   Issued and outstanding shares:  None at June 30, 1998 and
   December 31, 1997                                                              --                --
Common stock, $.01 par value; Authorized shares:  300,000,000;
   Issued and outstanding shares:  49,184,732 at June 30, 1998;
   49,108,874 at December 31, 1997                                               492               491
Additional paid-in capital                                                   141,833           140,934
Retained earnings                                                             23,438             8,607
                                                                       --------------   ---------------
      Total Stockholders' Equity                                             165,763           150,032
                                                                       --------------   ---------------

      Total Liabilities and Stockholder's Equity                           $ 477,960         $ 483,539
                                                                       ==============   ===============

            See notes to condensed consolidated financial statements.







                                 CommScope, Inc.
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)



                                                                                                  Six Months Ended
                                                                                                     June 30,
                                                                                      -------------------------------------
                                                                                            1998                1997
                                                                                      -----------------   -----------------

Operating Activities:
Net income                                                                                    $ 14,831            $ 27,105
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               12,184              10,229
    Gain on sale of assets of the high temperature aerospace and industrial cable business      (1,873)                 --
    Changes in assets and liabilities:
       Accounts receivable                                                                      (3,775)             (8,481)
       Inventories                                                                               4,341             (11,482)
       Prepaid expenses and other current assets                                                 1,259                (622)
       Deferred income taxes                                                                    (2,028)                623
       Accounts payable and other accrued liabilities                                           25,014               5,174
       Other non-current liabilities                                                               737                 688
       Other                                                                                        67                (395)
                                                                                      -----------------   -----------------
Net cash provided by operating activities                                                       50,757              22,839

Investing Activities:
    Additions to property, plant and equipment                                                  (9,865)            (19,362)
    Sale of assets of the high temperature aerospace and industrial cable business               9,654                  --
    Other                                                                                          146                  --
                                                                                      -----------------   -----------------
Net cash used in investing activities                                                              (65)            (19,362)

Financing Activities:
    Net repayments under revolving credit facility                                             (47,000)                  --
    Exercise of stock options                                                                      900                   --
    Transfers to former sole stockholder                                                            --              (3,477)
                                                                                      -----------------   -----------------
Net cash used in financing activities                                                          (46,100)             (3,477)

Change in cash and cash equivalents                                                              4,592                   --
Cash and cash equivalents, beginning of period                                                   3,330                   --
                                                                                      -----------------   -----------------
Cash and cash equivalents, end of period                                                       $ 7,922                 $--
                                                                                      =================   =================

            See notes to condensed consolidated financial statements.


















                                 CommScope, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                  (Unaudited - in thousands, except share data)
                         Six Months Ended June 30, 1998


                                                                                   Additional                    Total
                                                  Number of Common      Common     Paid-In        Retained       Stockholders'
                                                  Shares Outstanding    Stock      Capital        Earnings       Equity

Balance December 31, 1997                             49,108,874         $ 491     $ 140,934       $ 8,607       $ 150,032

Issuance of shares for stock option exercises             75,858             1           899                           900
Net income                                                                                          14,831          14,831
                                                  -------------------------------------------------------------------------

Balance June 30, 1998                                 49,184,732         $ 492     $ 141,833      $ 23,438       $ 165,763
                                                  =========================================================================


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

CommScope NC formerly was a wholly owned indirect subsidiary of General Instrument Corporation (the "Distributing Company"). Through a series of transactions related to a spin-off of companies from the Distributing Company (the "Distribution") that was consummated on July 28, 1997 (the "Distribution Date"), CommScope NC became a wholly owned subsidiary of the Company. At the Distribution Date, CommScope began operating as an independent entity with publicly traded common stock.


BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of income for the three months and the six months ended June 30, 1998 and 1997, the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, and the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1998 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three months and the six months ended June 30, 1998 and 1997. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated statements of income and condensed consolidated statements of cash flows for the three months and the six months ended June 30, 1997 reflect the results of operations and cash flows of CommScope that were transferred from the Distributing Company to CommScope in connection with the Distribution.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The condensed consolidated financial statements for 1997 include an allocation of certain assets, liabilities and general corporate administrative expenses from the Distributing Company prior to the Distribution, and accordingly reflect the results of operations and changes in cash flows of CommScope as if it were a separate entity prior to the Distribution. In the opinion of management, general corporate administrative expenses were allocated to CommScope on a reasonable and consistent basis using management's estimate of services provided to CommScope by the Distributing Company. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had CommScope been operating as a separate, stand-alone entity during the periods presented during 1997.

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

1.  BACKGROUND AND BASIS OF PRESENTATION (Continued)

Prior to the Distribution, CommScope participated in the Distributing Company's cash management program, and the accompanying condensed consolidated statements of income for 1997 include an allocation of net interest expense from the Distributing Company. Net interest expense was allocated based upon CommScope's net assets as a percentage of the total net assets of the Distributing Company. The allocations were made consistently in each period, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had CommScope operated as a separate, stand-alone entity during the periods presented. At the Distribution Date, CommScope implemented a separate cash management program and assumed responsibility for the costs associated with operating a public company.

CommScope's financial results include the costs incurred by the Distributing Company related to the postretirement benefit plan for employees and retirees of CommScope prior to the Distribution. Also, the provision for income taxes for the three months and the six months ended June 30, 1997 is based on CommScope's expected annual effective tax rate, calculated assuming CommScope had filed separate tax returns under its previously existing structure as a wholly owned indirect subsidiary of the Distributing Company.

CommScope's earnings were part of the Distributing Company's results of operations for the three months and the six months ended June 30, 1997. Additionally, the capital structure of the Company changed significantly as a result of borrowings under the Company's credit facility on the Distribution Date, which were utilized primarily to make a dividend payment to the Distributing Company in accordance with the terms of the Distribution (see Note
4). Accordingly, no historical earnings per share data has been presented for the three months and the six months ended June 30, 1997. Alternatively, pro forma earnings per share data is presented as described in Note 3.

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

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

         Inventories consist of:


                                              June 30,         December 31,
                                                1998              1997
                                            -------------     ------------



                 Raw materials            $      11,133      $      16,376
                 Work in process                  5,620              8,860
                 Finished goods                  15,210             16,987
                                            --------------    -------------

                                          $      31,963      $      42,223
                                           ===============    =============

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

3.  PRO FORMA FINANCIAL INFORMATION AND EARNINGS PER SHARE

The accompanying unaudited pro forma financial information was prepared to present the 1997 net income of CommScope as if the Distribution had occurred on January 1, 1997. The unaudited pro forma disclosures set forth below do not purport to represent what CommScope's operations actually would have been or to project CommScope's operating results for any future period.

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

Giving effect to the Distribution as of January 1, 1997, pro forma net income for the Company for the three months and the six months ended June 30, 1997 would have been $11,664 ($0.24 per basic and diluted share) and $24,661 ($0.50 per basic and diluted share), respectively.

Below is a reconciliation of weighted average common shares outstanding for basic earnings per share to weighted average common and common equivalent shares outstanding for diluted earnings per share:

                                                        Three        Six          Three       Six
                                                        Months      Months        Months     Months
                                                        Ended       Ended       Ended June   Ended
                                                        June 30,    June 30,     June 30    June 30,
                                                         1998        1998          1997       1997
                                                      ----------- ----------- ------------ -----------


Average  number of common  shares  outstanding - for
basic earnings per share                                  49,177      49,155       49,105      49,105
Dilutive effect of employee stock options                    411         301           95          95
                                                      =========== =========== ============ ===========
Average  number  of  common  and  common  equivalent
shares outstanding - for diluted earnings per share
                                                          49,588      49,456       49,200      49,200
                                                      =========== =========== ============ ===========





                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                  June 30,         December 31,
                                                    1998               1997
                                            ------------------ -----------------

Credit Agreement (as defined below)        $       208,000      $       255,000
Alabama State Industrial
  Development Authority Notes                       10,800               10,800
                                            ------------------ -----------------
                                                   218,800              265,800
                                            ================== =================

On July 23, 1997 the Company entered into a $350 million revolving credit agreement with a group of banks (the "Credit Agreement"). On the Distribution Date, CommScope initially borrowed $266 million under the Credit Agreement which was utilized to make a dividend payment to the Distributing Company in accordance with the terms of the Distribution and to fund fees and expenses in connection with the Credit Agreement. The Company intends to utilize the Credit Agreement in the future for, among other things, general working capital needs, financing strategic acquisitions, and other general corporate purposes.

5.    BUSINESS DIVESTITURES

In February 1998, the Company sold certain real and personal property and inventories of its high-temperature aerospace and industrial cables business for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $2 million ($0.03 per share, net of tax effect).

6.  NEWLY ISSUED ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years required. The Company plans to provide appropriate financial statement disclosures under SFAS No. 130 in its Form 10-K for the fiscal year ended December 31, 1998. Had the new standard been applied for the three months and six months ended June 30, 1998, comprehensive income would not differ from net income for all periods presented in the condensed consolidated statements of income.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to provide appropriate financial statement disclosures under SFAS No. 131 in its Form 10-K for the fiscal year ended December 31, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management is currently evaluating the effect of SFAS No. 131 on the Company's current disclosures.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company beginning with the year ending December 31, 2000. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

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

HIGHLIGHTS


CommScope reported net income of $8 million ($0.17 per basic and diluted share) for the quarter ended June 30, 1998, a decrease of $5 million (34%) from the quarter ended June 30, 1997 net income of $13 million. On a pro forma basis, net income for the quarter ended June 30, 1997 was $12 million ($0.24 per basic and diluted share).

For the six months ended June 30, 1998, CommScope reported net income of $15 million ($0.30 per basic and diluted share), a decrease of $12 million (45%) from the six months ended June 30, 1997 net income of $27 million. On a pro forma basis, net income for the six months ended June 30, 1997 was $25 million ($0.50 per basic and diluted share).

Pro forma net income and earnings per share for 1997 reflect the impact of CommScope's new capital structure immediately following the Distribution from the Distributing Company which was consummated on the Distribution Date, assuming that all common stock issued and long term debt borrowings as of the Distribution Date were outstanding since January 1, 1997.

Net income for the six months ended June 30, 1998 includes a one-time pre-tax gain of $2 million related to the sale of the Company's high-temperature aerospace and industrial cables business. Excluding the gain, net income for the six months ended June 30, 1998 was $13 million ($0.27 per share).


         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH
            PERIODS ENDED JUNE 30, 1998 WITH THE THREE AND SIX MONTH
                           PERIODS ENDED JUNE 30, 1997

NET SALES

Net sales for the second quarter and six months ended June 30, 1998 decreased $17 million (11%) to $142 million and $32 million (10%) to $275 million, respectively, from the comparable prior year periods. The decrease in net sales is due primarily to a significant reduction in international sales due to the economic turmoil in key overseas markets.

For the second quarter and six months ended June 30, 1998 international sales decreased by 38% and 41%, respectively, compared to the corresponding periods in 1997, driven by reduced sales in the Asian markets and in Latin America. International sales for the six months ended June 30, 1998 represented 24% of the Company's net sales compared to 36% for the comparable period of 1997. However, international sales for the second quarter 1998 increased by 17% over the first quarter 1998, including increases in sales to the Asian markets.

Net sales to cable television and other video distribution markets ("CATV Products") for the second quarter and six months ended June 30, 1998 decreased $23 million (17%) to $112 million and $40 million (16%) to $216 million, respectively, from the comparable prior year periods. These decreases primarily reflect the lower international sales in 1998 as compared to 1997. Domestically, excluding sales to telephone companies, sales of CATV Products increased by 6% for the second quarter 1998 compared to the second quarter of 1997.

Net sales for local area network and other data applications ("LAN Products") for the second quarter and six months ended June 30, 1998 increased $3 million (18%) to $21 million and $7 million (18%) to $43 million, respectively, over the comparable prior year periods. The sales increases for LAN Products are due to sales of Category 5 premise wiring and continued development and marketing of high-performance cable, such as the UltraMedia (TM) cable, which supports gigabit transmission and exceeds the highest industry standards.

Sales of other cable products for the second quarter and six months ended June 30, 1998 were $9 million and $16 million, respectively, as compared to $7 million and $14 million for the comparable periods in 1997.

GROSS PROFIT (NET SALES LESS COST OF SALES)

Gross profit for the second quarter and six months ended June 30, 1998 was $33 million and $60 million, respectively, compared to $39 million and $79 million for the comparable prior year periods, a decrease of 17% and 23%, respectively. The lower gross profit is primarily the result of the lower sales and slightly lower selling prices for CATV Products due to a competitive pricing environment. Lower overhead costs in the six months ended June 30, 1997, driven primarily by reduced warranty-related provisions due to lower expectations of claims, contributed partially to the higher 1997 gross profit.

As a percentage of sales, gross profit declined from 26% for the six months ended June 30, 1997 to 22% for the comparable period of 1998. For the second quarter 1998, gross profit as a percentage of sales was 23% compared to 25% for the second quarter 1997.

The gross profit percentage of 23% for the second quarter 1998 was an approximate 250 basis point increase from the first quarter 1998 gross profit percentage of less than 21%. This improvement reflects the impact of the Company's focus on engineered cost savings and manufacturing efficiencies as well as improving sales volumes. The Company expects modest improvement in gross profit percentages during the remainder of 1998, assuming selling prices remain stable.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense for the second quarter and six months ended June 30, 1998 was $13 million and $25 million, respectively, unchanged from the comparable prior year periods. As a percentage of net sales, SG&A expense was 9% for the second quarter and six months ended June 30, 1998 and 8% for the comparable periods of 1997.

RESEARCH AND DEVELOPMENT

Research and development expense as a percentage of net sales was 1% during all periods. The Company has ongoing programs to develop new products and market opportunities for its products and core capabilities and new manufacturing technologies to achieve cost reductions.

OTHER INCOME, NET

In February 1998, the Company sold certain real and personal property and inventories of its high-temperature aerospace and industrial cables business for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $2 million ($0.03 per share, net of tax effect).

INTEREST EXPENSE

Interest expense for the second quarter and six months ended June 30, 1998, totaling $4.1 million and $8.3 million, respectively, represents actual interest incurred on outstanding borrowings under the Company's credit facilities. Interest expense for the second quarter and six months ended June 30, 1997 represents an allocation of net interest expense from the Distributing Company, which was based upon CommScope's net assets as a percentage of the total net assets of the Distributing Company.

Pro forma net interest expense for the second quarter and six months ended June 30, 1997, totaling $4.6 million and $9.3 million, respectively, reflects the historical interest expense of the Company adjusted to reflect a net debt level of $275 million at the beginning of 1997 presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings incurred at the Distribution. These pro forma net interest costs are not necessarily indicative of what the actual interest costs would have been had CommScope operated as a separate, stand-alone entity. The reduction in actual interest costs during 1998 as compared to the pro forma interest costs for the comparable periods of 1997 is due to the reduction in borrowings under the Company's credit facility since the Distribution.

INCOME TAXES

The effective tax rate was 36% for the six months ended June 30, 1998 and 38% for the comparable period of 1997. The provision for income taxes for the six months ended June 30, 1997 has been determined as if the Company had filed separate tax returns under its previously existing structure as an indirect wholly owned subsidiary of the Distributing Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $51 million for the six months ended June 30, 1998 compared to $23 million for the comparable prior year period, an increase of $28 million or 122%. This increase primarily results from lower levels of working capital at June 30, 1998 as compared to December 31, 1997.

Working capital was $90 million at June 30, 1998 compared to $113 million at December 31, 1997, a decrease of $23 million, or 20%. The decrease in working capital is due to lower inventory levels and an increase in accounts payable and accrued liabilities. Based on current levels of orders and backlog, management of the Company believes that working capital levels are appropriate to support future operations.

During the six months ended June 30, 1998 the Company invested $10 million in equipment and facilities compared to $19 million for the comparable period in 1997. The capital spending in each period was primarily attributable to capacity expansion, particularly for LAN Products, equipment upgrades and vertical integration projects to meet increased current and anticipated future business demands. During the six months ended June 30, 1998 the Company received initial cash proceeds of $10 million related to the sale of its high temperature aerospace and industrial cables business.

The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. During the six months ended June 30, 1998 the Company repaid $47 million under its revolving credit facility. Management believes that, based upon its analysis of the Company's consolidated financial position and the expected results of its operations in the future, the Company will have sufficient cash flows from future operations and the financial flexibility to attract both short- and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect the Company's operations or its ability to meet its cash requirements.

In the normal course of business, CommScope uses various financial instruments, including derivative financial instruments, for purposes other than trading. Non-derivative financial instruments include letters of credit and commitments to extend credit (accounts receivable). The Company controls its exposure to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At June 30, 1998, in management's opinion, CommScope did not have any significant exposure to any individual customer or counter-party, nor did CommScope have any significant concentration of credit risk related to any financial instrument.

Derivative financial instruments utilized by CommScope, which are not entered into for speculative purposes, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. At June 30, 1998, the Company evaluated its commodity pricing and foreign currency exchange exposures and concluded that it was not currently beneficial to use financial instruments to hedge its current positions with respect to those exposures. As of June 30, 1998, the Company had entered into interest rate swap agreements to effectively convert an aggregate amount of $100 million of outstanding variable-rate borrowings to a fixed-rate basis. Contracts for notional amounts of $50 million each expire in February and April 1999, respectively. The contract expiring in April 1999 may be terminated at the option of the counter-party to the swap agreement in October 1998. Under the agreements, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and fixed rates of 5.92% and 5.79%, respectively. Net payments or receipts resulting from the swap agreements are recorded as adjustments to interest expense in each quarter.

At June 30, 1998, the weighted average effective interest rate on outstanding borrowings and associated credit fees under the Credit Agreement and the Alabama State Industrial Development Authority Notes was 6.9%.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years required. The Company plans to provide appropriate financial statement disclosures under SFAS No. 130 in its Form 10-K for the fiscal year ended December 31, 1998. Had the new standard been applied for the three months and six months ended June 30, 1998, comprehensive income would not differ from net income for all periods presented in the condensed consolidated statements of income.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to provide appropriate financial statement disclosures under SFAS No. 131 in its Form 10-K for the fiscal year ended December 31, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management is currently evaluating the effect of SFAS No. 131 on the Company's current disclosures.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company beginning with the year ending December 31, 2000. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

YEAR 2000

CommScope recognizes the issues associated with Year 2000 date processing and has appointed a corporate-wide project team to address these issues. The Year 2000 team is coordinating the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a Year 2000 date conversion. CommScope's products themselves - high performance, high bandwidth cables for the telecommunications industry - are not affected by this problem. The Company is, however, dependent upon internal computer systems as well as those of its vendors who provide essential materials and services. The multifunctional task force has been set up to address each of these areas. Furthermore, all hardware and software specified for future purchase are required to be Year 2000 compliant.

A portion of CommScope's internal financial and operating systems has been developed in-house. Modifications to these systems have been in progress by Company personnel since early 1997. It is expected that these changes will be significantly completed by the end of 1998. Full Year 2000 compliance for internal systems is expected to be achieved by June 1999. Management does not believe that the costs of addressing the Year 2000 software issue will be material to CommScope's results of operations, financial condition or cash flows.

In addition to the PC and mainframe system and application vendors, CommScope is working with its key suppliers of raw materials, equipment, facilities and services. An inventory of affected equipment, products and services has been developed to identify those areas critical to the operation of the Company. The Company is evaluating the status of its key suppliers toward achieving Year 2000 compliance and their ability to provide an uninterrupted level of service at the change of the Millenium. In addition to asking these suppliers to certify that they are Year 2000 compliant, CommScope will also evaluate compliance through internal testing, where feasible, to verify the modifications are effective. However, the Company can give no assurance that the systems of other companies on which the Company relies will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projects", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, such as the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in costs and to continue to integrate acquisitions, price fluctuations of materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, and other specific factors discussed in Exhibit 99 to the Company's Form 10-Q for the six months ended June 30, 1998. The information contained in this Form 10-Q represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders (the "Meeting") on May 1, 1998. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 49,154,751 shares of Common Stock with one vote ("Vote") each were entitled to vote at the meeting and holders of 46,029,440 common shares voted in person or by proxy, constituting a quorum.

         At the Meeting, two of the Company's directors were elected for 3 year terms ending at the 2001 Annual Meeting of Stockholders by the vote set forth below:

         Name of Director                   Votes For         Votes Withheld

         George N. Hutton, Jr.              45,605,908        423,532
         Boyd L. George                     45,612,858        416,582

         The Company's other four directors, whose term of office continues after the 1998 Meeting, are Edward D. Breen, Frank M.
         Drendel, Nicholas C. Forstmann, and James N. Whitson.

         A proposal to approve the adoption of the CommScope, Inc. Amended and Restated 1997 Long-Term Incentive Plan was approved by 39,299,901 Votes cast in favor, 6,627,357 Votes cast against and 102,182 Votes abstaining.

         A proposal to approve the adoption of the CommScope, Inc. Annual Incentive Plan was approved by 44,870,621 Votes cast in favor, 1,046,940 Votes cast against and 111,879 Votes abstaining.

         A proposal to ratify the appointment by the board of directors of the Company of Deloitte & Touche LLP as independent auditors for the Company for the 1998 fiscal year was approved by 45,922,600 Votes cast in favor, 52,347 Votes cast against and 54,493 Votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.

                  27       Financial Data Schedule
                  99       Forward-Looking Information


         (b) Reports on Form 8-K filed during the three months ended June 30, 1998:

                           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     COMMSCOPE, INC.

August 7, 1998                                      /s/ Jearld L. Leonhardt
Date                                                 Jearld L. Leonhardt
                                                     Executive  Vice  President,
                                                     Finance and  Administration
                                                     Signing    both    in   his
                                                     capacity as Executive  Vice
                                                     President  on behalf of the
                                                     Registrant   and  as  Chief
                                                     Financial  Officer  of  the
                                                     Registrant