Form 10-Q
period 1998-09-30
COMMSCOPE INC
filed 1998-11-03
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE  ACT OF 1934

                        For the transition period from        to
                                                      -------     -------
                        Commission file number 001-12929


                                 COMMSCOPE, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware             36-4135495
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

Yes  x     No

As of October 30, 1998 there were 49,202,555 shares of Common Stock outstanding.

                                 CommScope, Inc.
                                    Form 10-Q
                               September 30, 1998
                                Table of Contents






                                                                       Page No.
                                                                    ------------

Part I - Financial Information (Unaudited):

    Item 1.  Condensed Consolidated Financial Statements
                 Condensed Consolidated Statements of Income                  3
                 Condensed Consolidated Balance Sheets                        4
                 Condensed Consolidated Statements of Cash Flows              5
                 Condensed Consolidated Statement of Stockholders' Equity     6
                 Notes to Condensed Consolidated Financial Statements    7 - 11

    Item 2.  Management's Discussion and Analysis of Results of
                   Operations and Financial Position                    12 - 17

Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                18

    Signatures                                                               19


                                 CommScope, Inc.
                   Condensed Consolidated Statements of Income
                (Unaudited--in thousands, except per share data)



                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                  ------------------------------------------------------------
                                                      1998            1997           1998            1997
                                                  --------------  -------------  --------------  -------------

Net Sales                                             $ 150,057      $ 147,269       $ 425,545      $ 454,434
                                                  --------------  -------------  --------------  -------------

Operating Costs and Expenses:
   Cost of sales                                        112,776        115,328         327,999        343,882
   Selling, general and administrative                   13,229         12,732          38,697         37,412
   Research and development                               1,236          1,642           4,438          4,470
   Amortization of goodwill                               1,297          1,306           3,897          3,918
                                                  --------------  -------------  --------------  -------------
       Total operating costs & expenses                 128,538        131,008         375,031        389,682
                                                  --------------  -------------  --------------  -------------

Operating Income                                         21,519         16,261          50,514         64,752
Other income (expense), net                                  42           (433)          2,176             52
Interest expense                                         (3,806)        (3,857)        (12,102)        (9,193)
Interest income                                              96              8             436             78
                                                  --------------  -------------  --------------  -------------

Income before Income Taxes                               17,851         11,979          41,024         55,689
Provision for income taxes                               (6,430)        (4,555)        (14,772)       (21,160)
                                                  --------------  -------------  --------------  -------------

Net Income                                             $ 11,421        $ 7,424        $ 26,252       $ 34,529
                                                  ==============  =============  ==============  =============

Net income per common share - basic                     $ 0.23            (1)          $ 0.53            (1)

Net income per common share -
   assuming dilution                                    $ 0.23            (1)          $ 0.53            (1)


(1) Historical per share data is not considered relevant for the reasons discussed in Note 1. Pro forma per share data is presented in Note 3.

            See notes to condensed consolidated financial statements.








                                 CommScope, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                          (unaudited)
                                                                          September 30,    December 31,
                                                                             1998              1997
                                                                         --------------   ---------------

                           Assets

Cash and cash equivalents                                                      $ 4,820           $ 3,330
Accounts receivable, less allowance for doubtful accounts of
   $4,830 and $3,985, respectively                                             110,848            95,741
Inventories                                                                     31,111            42,223
Prepaid expenses and other current assets                                        1,459             2,439
Deferred income taxes                                                           14,493            12,102
                                                                         --------------   ---------------
        Total current assets                                                   162,731           155,835

Property, plant and equipment, net                                             133,238           133,235
Goodwill, net of accumulated amortization of
   $42,098 and $38,263, respectively                                           165,322           170,345
Intangibles, net of accumulated amortization of
   $28,629 and $26,573, respectively                                            20,136            22,192
Investments and other assets                                                     1,662             1,932
                                                                         --------------   ---------------

        Total Assets                                                         $ 483,089         $ 483,539
                                                                         ==============   ===============

                    Liabilities and Stockholders' Equity

Accounts payable                                                              $ 30,361          $ 18,533
Other accrued liabilities                                                       34,821            24,516
                                                                         --------------   ---------------
        Total current liabilities                                               65,182            43,049

Long-term debt                                                                 213,800           265,800
Deferred income taxes                                                           15,809            14,932
Other non-current liabilities                                                   10,885             9,726
                                                                         --------------   ---------------
        Total Liabilities                                                      305,676           333,507

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; Authorized shares:  20,000,000;
     Issued and outstanding shares:  None at September 30, 1998 and
     December 31, 1997                                                               --                 --
   Common Stock, $.01 par value; Authorized shares:  300,000,000;
     Issued and outstanding shares:  49,202,555 at September 30, 1998;
     49,108,874 at December 31, 1997                                               492               491
   Additional paid-in capital                                                  142,062           140,934
   Retained earnings                                                            34,859             8,607
                                                                         --------------   ---------------
        Total Stockholders' Equity                                             177,413           150,032
                                                                         --------------   ---------------

        Total Liabilities and Stockholders' Equity                           $ 483,089         $ 483,539
                                                                         ==============   ===============

            See notes to condensed consolidate financial statements.




                                 CommScope, Inc.
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                      -------------------------------------
                                                                                            1998                1997
                                                                                      -----------------   -----------------

Operating Activities:
Net income                                                                                    $ 26,252            $ 34,529
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               18,341              15,527
    Gain on sale of assets of the high temperature aerospace and industrial cable business      (1,873)                 --
    Changes in assets and liabilities:
       Accounts receivable                                                                     (12,107)              1,163
       Inventories                                                                               5,193             (10,447)
       Prepaid expenses and other current assets                                                   740                (480)
       Deferred income taxes                                                                    (1,514)               (258)
       Accounts payable and other accrued liabilities                                           22,419              10,218
       Other non-current liabilities                                                             1,159                 841
       Other                                                                                        15                 141
                                                                                      -----------------   -----------------
Net cash provided by operating activities                                                       58,625              51,234

Investing Activities:
    Additions to property, plant and equipment                                                 (16,198)            (24,809)
    Sale of assets of the high temperature aerospace and industrial cable business               9,654                  --
    Other                                                                                          280                  --
                                                                                      -----------------   -----------------
Net cash used in investing activities                                                           (6,264)            (24,809)

Financing Activities:
    Dividend paid to former parent company                                                          --            (265,212)
    Net borrowings (repayments) under revolving credit facility                                (52,000)            260,000
    Exercise of stock options                                                                    1,129                  --
    Financing fees paid                                                                             --                (705)
    Transfers to former parent company, net                                                         --             (15,838)
                                                                                      -----------------   -----------------
Net cash used in financing activities                                                          (50,871)            (21,755)

Change in cash and cash equivalents                                                              1,490               4,670
Cash and cash equivalents, beginning of period                                                   3,330                   --
                                                                                      -----------------   -----------------
Cash and cash equivalents, end of period                                                       $ 4,820             $ 4,670
                                                                                      =================   =================





            See notes to condensed consolidated financial statements.





                                 CommScope, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                  (Unaudited - in thousands, except share data)
                      Nine Months Ended September 30, 1998


                                                                                   Additional                  Total
                                                  Number of Common      Common     Paid-In       Retained      Stockholders'
                                                  Shares Outstanding    Stock      Capital       Earnings      Equity
                                                  -------------------------------------------------------------------------

Balance December 31, 1997                             49,108,874         $ 491     $ 140,934       $ 8,607       $ 150,032

Issuance of shares for stock option exercises             93,681             1         1,128                         1,129
Net income                                                                                          26,252          26,252
                                                  -------------------------------------------------------------------------

Balance September 30, 1998                            49,202,555         $ 492     $ 142,062      $ 34,859       $ 177,413
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


BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of income for the three months and the nine months ended September 30, 1998 and 1997, the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, and the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1998 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three months and the nine months ended September 30, 1998 and 1997. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated statements of income and condensed consolidated statements of cash flows for the three months and the nine months ended September 30, 1997 reflect the results of operations and cash flows of CommScope that were transferred from the Distributing Company to CommScope in connection with the Distribution.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The condensed consolidated financial statements for 1997 include an allocation of certain assets, liabilities and general corporate administrative expenses from the Distributing Company prior to the Distribution, and accordingly reflect the results of operations and changes in cash flows of CommScope as if it were a separate entity prior to the Distribution. In the opinion of management, general corporate administrative expenses were allocated to CommScope on a reasonable and consistent basis using management's estimate of services provided to CommScope by the Distributing Company. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had CommScope been operating as a separate, stand-alone entity during the 1997 periods presented.

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

CommScope's financial results include the costs incurred by the Distributing Company related to the postretirement benefit plan for employees and retirees of CommScope prior to the Distribution. Also, the provision for income taxes for the three months and the nine months ended September 30, 1997 is based on CommScope's expected annual effective tax rate, calculated assuming CommScope had filed separate tax returns under its previously existing structure as a wholly owned indirect subsidiary of the Distributing Company.

CommScope's earnings were part of the Distributing Company's results of operations for all periods presented prior to the Distribution Date, including 27 days in the quarter ended September 30, 1997. Additionally, the capital structure of the Company changed significantly as a result of borrowings under the Company's credit facility on the Distribution Date, which were utilized primarily to make a dividend payment to the Distributing Company in accordance with the terms of the Distribution (see Note 4). Accordingly, no historical earnings per share data has been presented for the three months and the nine months ended September 30, 1997. Alternatively, pro forma earnings per share data is presented as described in Note 3.

The financial information included herein does not necessarily reflect the consolidated results of operations, financial position, and cash flows of CommScope in the future or on a historical basis in 1997 had CommScope been a separate, stand-alone entity for the 1997 periods presented. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

         Inventories consist of:


                                          September 30,     December 31,
                                              1998             1997
                                          -------------   --------------


                 Raw materials           $      11,245    $      16,376

                 Work in process                 6,147            8,860

                 Finished goods                 13,719           16,987
                                         ---------------  ---------------
                                         $      31,111    $      42,223
                                         ===============  ===============

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

Giving effect to the Distribution as of January 1, 1997, pro forma net income for the Company for the three months and the nine months ended September 30, 1997 would have been $7,014 ($0.14 per basic and diluted share) and $31,675 ($0.65 per basic share and $0.64 per diluted share), respectively.

Below is a reconciliation of weighted average common shares outstanding for basic earnings per share to weighted average common and common equivalent shares outstanding for diluted earnings per share:

                                                         Three      Nine Months      Three      Nine Months
                                                         Months        Ended         Months        Ended
                                                         Ended       September       Ended       September
                                                       September      30, 1998     September      30, 1997
                                                        30, 1998                    30, 1997
                                                      ------------- ------------- ------------- -------------


Average  number of common  shares  outstanding - for
basic earnings per share                                    49,196        49,169        49,108        49,106
Dilutive effect of employee stock options                      404           336           296           162
                                                      ============= ============= ============= =============
Average  number  of  common  and  common  equivalent
shares outstanding - for diluted earnings per share
                                                            49,600        49,505        49,404        49,268
                                                      ============= ============= ============= =============



                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                September 30,      December 31,
                                                     1998               1997
                                            ------------------ -----------------

Credit Agreement (as defined below)         $         203,000    $      255,000

Alabama State Industrial Development
Authority Notes                                        10,800            10,800
                                            ------------------ -----------------
                                                      213,800           265,800
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

5.    BUSINESS DIVESTITURES

     In February 1998, the Company sold certain real and personal property and inventories of its high-temperature aerospace and industrial cables business to Alcatel for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $2 million ($0.03 per share, net of tax effect).

6.  NEWLY ISSUED ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years required. The Company plans to provide appropriate financial statement disclosures under SFAS No. 130 in its Form 10-K for the fiscal year ended December 31, 1998. Had the new standard been applied for the three months and nine months ended September 30, 1998, comprehensive income would not differ from net income for all periods presented in the condensed consolidated statements of income.

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

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

7.    SUBSEQUENT EVENTS

     In October 1998, the Company signed a definitive agreement to acquire Alcatel's coaxial cable business in Seneffe, Belgium. The purchase price will be finalized at the time of the closing, which is expected to occur in the fourth quarter of 1998, and is expected to be in the $20 to $25 million range. CommScope will also supply Alcatel with its future worldwide requirements of CATV coaxial cable for a period of time to be determined. The acquisition gives CommScope access to established European distribution channels and complementary coaxial cable technologies.

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

HIGHLIGHTS

CommScope reported net income of $11 million ($0.23 per basic and diluted share) for the quarter ended September 30, 1998, an increase of $4 million (54%) from the quarter ended September 30, 1997 historical and pro forma net income of $7 million ($0.14 per basic and diluted share pro forma).

For the nine months ended September 30, 1998, CommScope reported net income of $26 million ($0.53 per basic and diluted share), a decrease of $9 million (24%) from the nine months ended September 30, 1997 net income of $35 million. On a pro forma basis, net income for the nine months ended September 30, 1997 was $32 million ($0.65 per basic share and $0.64 per diluted share).

Pro forma net income and earnings per share for 1997 reflect the impact of CommScope's new capital structure immediately following the Distribution from the Distributing Company which was consummated on the Distribution Date, assuming that all common stock issued and long term debt borrowings as of the Distribution Date were outstanding since January 1, 1997.

Net income for the nine months ended September 30, 1998 includes a one-time pre-tax gain of $2 million related to the sale of the Company's high-temperature aerospace and industrial cables business. Excluding the gain, net income for the nine months ended September 30, 1998 was $25 million ($0.50 per share).


        COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH
         PERIODS ENDED SEPTEMBER 30, 1998 WITH THE THREE AND NINE MONTH
                        PERIODS ENDED SEPTEMBER 30, 1997

NET SALES

Net sales for the third quarter and nine months ended September 30, 1998 increased $3 million (2%) to $150 million and decreased $29 million (6%) to $426 million, respectively, from the comparable prior year periods. The decrease in net sales for the nine month period of 1998 compared to 1997 is due primarily to a significant reduction in international sales due to the economic turmoil in key overseas markets.

For the third quarter and nine months ended September 30, 1998 international sales decreased by 20% and 35%, respectively, compared to the corresponding periods in 1997, driven by reduced sales in the Asian and Latin American markets. International sales for the nine months ended September 30, 1998 represented 24% of the Company's net sales compared to 35% for the comparable period of 1997. However, international sales for the third quarter 1998 increased by 7% over the second quarter 1998.

Net sales to cable television and other video distribution markets ("CATV Products") for the third quarter and nine months ended September 30, 1998 decreased $3 million (2%) to $119 million and $42 million (11%) to $336 million, respectively, from the comparable prior year periods. These decreases primarily reflect the lower international sales in 1998 as compared to 1997. Domestically, excluding sales to telephone companies, sales of CATV Products increased by 13% for the third quarter of 1998 compared to the third quarter of 1997.

Net sales for local area network and other data applications ("LAN Products") for the third quarter and nine months ended September 30, 1998 decreased $1 million (6%) to $17 million and increased $5 million (10%) to $60 million, respectively, over the comparable prior year periods. The sales decrease for LAN Products in the third quarter of 1998 is due to unanticipated high inventory levels of LAN cables by customers which temporarily delayed sales. The Company expects a return to more normal customer inventory levels as early as the first quarter of 1999. The sales increase for the nine month period of 1998 compared to 1997 is due to continued growth of the LAN Product business. The Company continues to capture market share through the continued development and marketing of high-performance cable, such as the UltraMedia (TM) cable, which supports gigabit transmission and exceeds the highest industry standards.

Sales of other cable products for the third quarter and nine months ended September 30, 1998 were $14 million and $30 million, respectively, as compared to $7 million and $22 million for the comparable periods in 1997.

GROSS PROFIT (NET SALES LESS COST OF SALES)

Gross profit for the third quarter and nine months ended September 30, 1998 was $37 million and $98 million, respectively, compared to $32 million and $110 million for the comparable prior year periods, an increase of 17% and a decrease of 12%, respectively, for each period. The lower gross profit for the nine month period of 1998 compared to 1997 is primarily the result of the lower sales and slightly lower selling prices for CATV Products due to a competitive pricing environment. Lower overhead costs in the nine month period ended September 30, 1997, driven primarily by reduced warranty-related provisions due to lower expectations of claims, contributed partially to the higher 1997 gross profit. The increase in gross profit for the third quarter of 1998 compared to 1997 is due to slightly higher sales and other factors discussed below.

As a percentage of sales, gross profit declined from 24% for the nine months ended September 30, 1997 to 23% for the comparable period of 1998. For the third quarter 1998, gross profit as a percentage of sales was 25% compared to 22% for the third quarter 1997 and 23% for the second quarter of 1998.

During the last half of fiscal 1997 gross profit percentages were negatively affected by competitive pricing issues in the marketplace which reduced the average selling price of the Company's products. Domestic pricing remained relatively stable during the first three quarters of 1998. The improvement in gross profit percentages also reflects the impact of the Company's focus on engineered cost savings and manufacturing efficiencies which have positively impacted gross profits in the second and third quarter of 1998. The Company expects gross margins to remain relatively stable in the fourth quarter of 1998 with the potential to expand modestly in 1999, assuming selling prices remain stable.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense for the third quarter and nine months ended September 30, 1998 was $13 million and $39 million, respectively, compared to $13 million and $37 million during the comparable periods in 1997. As a percentage of net sales, SG&A expense was 9% for the third quarter and nine months ended September 30, 1998, compared to 9% and 8% for the comparable periods in 1997.

RESEARCH AND DEVELOPMENT

Research and development expense as a percentage of net sales was 1% during all periods presented. The Company has ongoing programs to develop new products and market opportunities for its products and core capabilities and new manufacturing technologies to achieve cost reductions.

OTHER INCOME, NET

     In February 1998, the Company sold certain real and personal property and inventories of its high-temperature aerospace and industrial cables business to Alcatel for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $2 million ($0.03 per share, net of tax effect).

INTEREST EXPENSE

Interest expense for the third quarter and nine months ended September 30, 1998, totaling $4 million and $12 million, respectively, represents actual interest incurred on outstanding borrowings under the Company's credit facilities. Interest expense for the third quarter and nine months ended September 30, 1997 represents an allocation of net interest expense from the Distributing Company, which was based upon CommScope's net assets as a percentage of the total net assets of the Distributing Company, through the Distribution Date and actual interest incurred on outstanding borrowings after the Distribution Date.

Pro forma net interest expense for the third quarter and nine months ended September 30, 1997, totaling $5 million and $14 million, respectively, reflects the historical interest expense of the Company adjusted to reflect a net debt level of $275 million at the beginning of 1997 presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings incurred at the Distribution. These pro forma net interest costs are not necessarily indicative of what the actual interest costs would have been had CommScope operated as a separate, stand-alone entity. The reduction in actual interest costs during 1998 as compared to the pro forma interest costs for the comparable periods of 1997 is due to the reduction in borrowings under the Company's credit facility since the Distribution.

INCOME TAXES

The effective tax rate was 36% for the third quarter and nine months ended September 30, 1998 and 38% for the comparable periods of 1997. The provision for income taxes for the three and nine months ended September 30, 1997 has been determined as if the Company had filed separate tax returns under its previously existing structure as an indirect wholly owned subsidiary of the Distributing Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $59 million for the nine months ended September 30, 1998 compared to $51 million for the comparable prior year period, an increase of $8 million or 14%. This increase primarily results from lower levels of working capital at September 30, 1998 as compared to December 31, 1997.

Working capital was $98 million at September 30, 1998 compared to $113 million at December 31, 1997, a decrease of $15 million, or 14%. The decrease in working capital is due to lower inventory levels and an increase in accounts payable and accrued liabilities offset partially by an increase in accounts receivable. Based on current levels of orders and backlog, management of the Company
believes  that  working   capital  levels  are  appropriate  to  support  future
operations.

During the nine months ended September 30, 1998 the Company invested $16 million in equipment and facilities compared to $25 million for the comparable period in 1997. The capital spending in each period was primarily attributable to capacity expansion, particularly for LAN Products, equipment upgrades and vertical integration projects to meet increased current and anticipated future business demands. During the nine months ended September 30, 1998 the Company received initial cash proceeds of $10 million related to the sale of its high temperature aerospace and industrial cables business.

The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. During the nine months ended September 30, 1998 the Company repaid $52 million under its revolving credit facility. Based upon its analysis of the Company's consolidated financial position and the expected results of its operations in the future, management believes that the Company will have sufficient cash flows from future operations and the financial flexibility to attract both short-term and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect the Company's operations or its ability to meet its cash requirements.

In the normal course of business, CommScope uses various financial instruments, including derivative financial instruments, for purposes other than trading. Non-derivative financial instruments include letters of credit and commitments to extend credit (accounts receivable). The Company controls its exposure to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At September 30, 1998, in management's opinion, CommScope did not have any significant exposure to any individual customer or counter-party, nor did CommScope have any significant concentration of credit risk related to any financial instrument.

Derivative financial instruments utilized by CommScope, which are not entered into for speculative purposes, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. At September 30, 1998, the Company evaluated its commodity pricing and foreign currency exchange exposures and concluded that it was not currently beneficial to use financial instruments to hedge its current positions with respect to those exposures. As of October 20, 1998, the Company had entered into interest rate swap agreements to effectively convert an aggregate amount of $100 million of outstanding variable-rate borrowings to a fixed-rate basis. Contracts for notional amounts of $50 million each expire in April 1999 and October 2001, respectively. Under the agreements, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and fixed rates of 5.79% and 4.81%, respectively. Net payments or receipts resulting from the swap agreements are recorded as adjustments to interest expense in each quarter.

At September 30, 1998, the weighted average effective interest rate on outstanding borrowings and associated credit fees under the Credit Agreement and the Alabama State Industrial Development Authority Notes was 6.7%.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 will require disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years required. The Company plans to provide appropriate financial statement disclosures under SFAS No. 130 in its Form 10-K for the fiscal year ended December 31, 1998. Had the new standard been applied for the three months and nine months ended September 30, 1998, comprehensive income would not differ from net income for all periods presented in the condensed consolidated statements of income.

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

YEAR 2000

     CommScope is currently addressing an issue common to most companies - ensuring that its existing information technology ("IT") systems and applications and other non-IT control devices are suitable for continued use into and beyond the Year 2000. Many IT systems and applications and non-IT control devices utilized by the Company use only two digits to identify a year in the date field - and accordingly may recognize a date using "00" as the Year 1900 or some other date rather than the Year 2000. Failure to make appropriate modifications or upgrades to critical IT systems and applications and non-IT control devices could result in a system failure or miscalculations causing significant disruptions to operations. Third parties with whom the Company interacts also employ various computer systems with similar Year 2000 compliance issues. Failure by third parties to adequately address their own Year 2000 compliance issues exposes the Company to business risks such as a reduced demand for the Company's products or the lack of availability of critical raw materials or services required for manufacturing the Company's products. CommScope's products themselves - high performance, high bandwidth cables for the telecommunications industry - are not affected by the Year 2000 problem. The Year 2000 compliance discussion below is based on information currently available to the Company. Readers are cautioned that forward-looking statements contained in the Year 2000 section should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

To address the Year 2000 compliance issue, the Company has appointed a corporate-wide Year 2000 compliance project team which is responsible for coordinating the identification, evaluation, and implementation of changes to IT systems and applications and non-IT control devices necessary to achieve a Year 2000 date conversion. The Year 2000 compliance project team is also investigating significant third parties to determine the effectiveness of their efforts toward achieving Year 2000 compliance.

     The Year 2000 compliance project team has designed a systematic methodology toward addressing the Year 2000 compliance issue, which includes: (1) identification and evaluation of IT systems and applications and non-IT control devices with Year 2000 compliance issues; (2) implementation of changes to IT systems and applications and non-IT control devices to achieve Year 2000 compliance; (3) testing of the corrective actions taken to ensure Year 2000 compliance for the identified systems; and (4) development of contingency plans in the event of the failure of third parties to become Year 2000 compliant.

     A database of internal IT systems and applications and non-IT control devices which rely on date-sensitive computer logic has been developed to provide a starting framework from which to address the significant issues related to Year 2000 compliance. Each of these systems, applications and devices is being classified as a priority A, B, or C issue. Both A and B priority items are deemed as critical systems which must be modified or upgraded into Year 2000 compliance. Priority C items are non-critical IT and non-IT systems which will be upgraded into Year 2000 compliance upon completion of the modification of A and B priority items.

     The Year 2000 compliance project team has also accumulated a database of significant third parties. Each of these third parties is being contacted and asked to provide responses which will allow the Company to assess their ability to achieve Year 2000 compliance. The Company will also evaluate third party compliance through internal testing, where feasible, to verify that the modifications are effective.

     Modifications to most written programs for IT systems and applications (which initially were developed in-house) have been in progress by Company personnel since early 1997.Substantially all IT systems and applications acquired from external sources are being upgraded to Year 2000 compliant versions (if they are not already) through system upgrades or through the purchase of new systems. It is expected that the Company will achieve 70% Year 2000 compliance for critical internal IT systems and applications by the end of 1998, with 100% Year 2000 compliance by the third quarter of 1999. Virtually all critical non-IT systems (including a variety of equipment control devices) are currently being modified for Year 2000 compliance through upgrades to Year 2000 compliant devices.

     The Company plans to test the effectiveness of corrective actions taken to achieve Year 2000 compliance during 1999, but to date it has not performed compliance testing on systems or applications for which Year 2000 modifications have been made. As compliance testing is completed and a full assessment of the risks from potential Year 2000 systems failures can be made, the Company plans to develop Year 2000 contingency plans. These contingency plans will factor in business and operating decisions related to the potential failure of significant third parties to become Year 2000 compliant.

The Company currently does not believe that the costs of addressing Year 2000 compliance issues will be material to CommScope's results of operations, financial condition or cash flows. The Company estimates that, through September 30, 1998, it has spent $250,000 to remediate Year 2000 compliance issues for IT systems and applications and $100,000 for non-IT devices. Future expenditures to remediate Year 2000 compliance issues are currently estimated at $500,000 for IT systems and applications and $500,000 for non-IT devices. All anticipated expenditures are expected to be financed through cash flows from future operations.

The Company believes that the corrective actions implemented under the direction of the Year 2000 compliance project team will be completed on a timely basis in a cost-effective manner to ensure that the Company's internal systems will be operational and suitable for continued use in the Year 2000 and beyond. In addition, the Company believes that significant third parties will become Year 2000 compliant or that adequate contingency plans will be developed and implemented to ensure minimal business interruption to the Company's operations. However, there can be no guarantee that problems associated with system failure or deficient system operation due to Year 2000 compliance issues will not result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

SUBSEQUENT EVENTS

     In October 1998, the Company signed a definitive agreement to acquire Alcatel's coaxial cable business in Seneffe, Belgium. The purchase price will be finalized at the time of the closing, which is expected to occur in the fourth quarter of 1998, and is expected to be in the $20 to $25 million range. CommScope will also supply Alcatel with its future worldwide requirements of CATV coaxial cable for a period of time to be determined. The acquisition gives CommScope access to established European distribution channels and complementary coaxial cable technologies.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projects", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, such as the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in costs and to continue to integrate acquisitions, price fluctuations of materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, international economic and political uncertainties and other specific factors discussed in Exhibit 99 to this Form 10-Q. The information contained in this Form 10-Q represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.

                  27        Financial Data Schedule
                  99       Forward-Looking Information


         (b) Reports on Form 8-K filed during the three months ended September 30, 1998:

                           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     COMMSCOPE, INC.

November 3, 1998                                     /s/ Jearld L. Leonhardt
Date                                                 Jearld L. Leonhardt
                                                     Executive  Vice  President,
                                                     Finance and  Administration
                                                     Signing    both    in   his
                                                     capacity as Executive  Vice
                                                     President  on behalf of the
                                                     Registrant   and  as  Chief
                                                     Financial  Officer  of  the
                                                     Registrant