Form 10-K
period 1998-12-31
COMMSCOPE INC
filed 1999-03-25
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                 -----------------------------------------


                                 FORM 10-K
(MARK ONE)
|X|                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                              OR
|_|                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM _______ TO _______

                     COMMISSION FILE NUMBER: 001-12929

                              COMMSCOPE, INC.
           (Exact name of registrant as specified in its charter)

         DELAWARE                                     36-4135495
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         1375 LENOIR-RHYNE BOULEVARD
           HICKORY, NORTH CAROLINA
                                                                   28601
   (Address of principal executive offices)                     (Zip Code)
                               (828) 324-2200
            (Registrant's telephone number, including area code)
                 -----------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:


   Title of each class                Name of each exchange on which registered
   Common Stock, par value $.01 per share               New York Stock Exchange
      Preferred Stock Purchase Rights                   New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: NONE

                 -----------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   --

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $939.6 million as of March 19, 1999 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. As of March 19, 1999 there were 50,509,737 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING
     OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                 -----------------------------------------

                                   PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, references to the "Company" or "CommScope" include CommScope, Inc. and its direct or indirect subsidiaries including CommScope, Inc. of North Carolina ("CommScope NC"), the Company's principal operating subsidiary. Effective on July 28, 1997, the Company was spun-off (the "Spin-off" or the "Distribution") from its parent company, General Instrument Corporation (the "Distributing Company"), through a distribution of the Company's shares to the stockholders of the
Distributing Company. Immediately following the Distribution, the Distributing Company changed its corporate name to General Semiconductor, Inc. On February 2, 1998 NextLevel Systems, Inc. (which was also spun-off from the Distributing Company) changed its name to General Instrument Corporation.

GENERAL

     The Company is a leading worldwide designer, manufacturer and marketer of a broad line of coaxial cables and other high-performance electronic and fiber optic cable products primarily for communications applications including cable television, telephony and Internet access. The Company is the largest manufacturer and supplier of coaxial cable for hybrid fiber coaxial ("HFC") cable systems in the United States, with over 50% market share in 1998 (by sales volume), and is a leading supplier of coaxial cable for video distribution applications such as satellite television and security surveillance. The Company is also a leading provider of high-performance premise wiring for local area networks ("LAN") and the Company's management believes that it has developed a next generation wireless antenna cable. The Company sells its products to approximately 2,400 customers in more than 85 countries. The Company is expanding its global presence through its acquisition of Alcatel's cable television ("CATV") coaxial cable business, which is Europe's largest manufacturer of CATV coaxial cable.

     For the year ended December 31, 1998, approximately 80% of the Company's revenues were for the cable television and video distribution markets, 13% were for LAN applications and 7% were for other high-performance cable markets including cable for wireless applications, industrial and other wiring applications. The Company's revenues and net income for the year ended December 31, 1998 were $571.7 million and $39.2 million, respectively. Approximately $139.8 million (24.4%) of the Company's revenues were from international customers.

     The Company's management believes that the Company is the world's most technologically advanced, low-cost provider of coaxial cable. As a result of the Company's leading product offerings, cost-efficient manufacturing processes and economies of scale resulting from its leading market share, management believes that the Company is well positioned to capitalize on the opportunity provided by the convergence of video, voice and data and the resulting demand for bandwidth and high-speed access. The Company's management also believes that the following industry trends will drive demand for its products: (i) the endorsement of HFC cable systems by major cable, telephone and technology companies; (ii) increasing use of the Internet; (iii) increasing demand for high-speed LAN access; and (iv) the continuing rapid deployment of wireless communications systems worldwide.

GROWTH STRATEGY

     The Company has adopted a growth strategy to expand, strengthen and leverage its current market position as the leading worldwide supplier of coaxial cable for broadband communications. The principal elements of the Company's growth strategy are the following:

o CAPITALIZE ON HFC PARADIGM SHIFT. To date, a vast majority of video networks worldwide, such as cable service provider networks, have adopted the HFC network architecture for video service delivery. Recent events involving major telecommunications and cable service providers create the potential to expand the role of HFC networks from a video-centric focus to a key platform for delivery of a variety of broadband services. These events include AT&T Corporation's acquisition of TCI, Microsoft Corporation's $1 billion investment in

     Comcast and investments in cable television in Europe and the United Kingdom, Paul Allen's acquisitions of Marcus Cable and Charter, and the recent success of high-speed cable data services such as @Home Corporation and MediaOne. The Company believes that the HFC network architecture provides the most cost-effective bandwidth into the home, enabling both cable and telecommunications service providers to offer new products and services such as high-speed Internet access, video on demand, IP telephony and HDTV. The Company believes it is well positioned to benefit from the build out, upgrade and maintenance of such networks in both domestic and international markets.

 o DEVELOP PROPRIETARY PRODUCTS AND EXPAND MARKET OPPORTUNITIES. The Company maintains an active program to identify new market opportunities and develop and commercialize products that leverage its core technology and manufacturing competencies. This strategy has led to the development of new products and entry into new markets such as satellite cables, LAN cables, specialized coaxial based telecommunication cables, broadcast audio and video cables and coaxial cables in conduit. For example, the Company leveraged its coaxial cable technology to enter the LAN cable market and developed UltraMedia, a high-end LAN cable product targeted for high-speed LAN applications. The Company has also recently developed a thin-wall foam FEP design for twisted pair cables on which a patent is pending. In addition, the Company leveraged its expertise in aluminum coaxial cable technology to develop Cell Reach, a superior copper coaxial cable solution for the wireless antenna market. Cell Reach is a technologically superior product with a lower total lifetime cost of ownership than the current industry standard and has been installed to date in more than 1,200 cellular and PCS sites with leading service providers such as Nextel Communications, Inc., Sprint Corporation and Sprint affiliates. The Company's internal product development strategy is augmented by acquisitions of cable or related component businesses that enhance the Company's existing product portfolio or that offer synergistic cable-related growth opportunities.

o CONTINUOUSLY IMPROVE OPERATING EFFICIENCIES. The Company has invested approximately $86 million in state-of-the-art manufacturing facilities and new technologies during the past three fiscal years. These investments have increased capacity and operating efficiencies, improved management control and provided more consistent product quality. As a result, the Company believes that it has become one of the few cable manufacturers capable of satisfying volume production, time-to-market, time-to-volume and technology requirements of customers in the communications industry. The Company believes that its breadth and scale permit it to cost-effectively invest in improving its operating efficiency through investments in engineering and cost-management programs and to capture value in the supply chain through vertical integration projects.

o LEVERAGE GLOBAL PLATFORM. In the past few years, the Company has become a major supplier of coaxial cable to international markets, principally Europe, Latin America and the Pacific Rim, for the cable television and broadband services industries. In 1998 the Company had approximately 350 international customers in more than 85 countries representing approximately $139.8 million (24.4%) of the Company's 1998 revenue. To support its international sales efforts, the Company has sales representatives based in Europe, Latin America and the Pacific Rim. In addition, the Company is able to leverage its domestic cable customer base with respect to those customers who are also equity investors in international cable service providers. Although there is current uncertainty in international markets, the Company believes that it is well positioned to benefit over the long term from future international growth opportunities. To further improve its ability to service international customers as well as reduce shipping and importation costs, the Company intends to establish or acquire international distribution and/or manufacturing facilities. For example, the Company recently acquired Alcatel's CATV coaxial cable business in Seneffe, Belgium. This acquisition gives CommScope access to established European distribution channels and complementary coaxial cable technologies. See "--Business Units--International Markets."

o PROVIDE SUPERIOR CUSTOMER SERVICE. The Company believes that its coaxial cable manufacturing capacity is greater than that of any other manufacturer, which enables the

     Company to provide its customers a unique high-volume service capability. As a result of its 24-hour, seven days per week continuous manufacturing operations, the Company is able to offer quick order turnaround services. In addition, management believes that the ability to offer rapid delivery services, materials management and logistics services to customers through its private truck fleet is an important competitive advantage.

BUSINESS UNITS

     The Company manufactures and sells cable for three broad market segments: CATV and other video applications, LAN applications and other cable products.

     DOMESTIC CABLE TV MARKET. The Company designs, manufactures and markets primarily coaxial cable, most of which is used in the cable television industry. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum or copper outer tubular shield or outer conductor; and flexible, which is typically smaller in diameter than semi-flexible coaxial cable and has a more flexible outer conductor typically made of metallic tapes and braided fine wires. Semi-flexible coaxial cables are used in the trunk and feeder distribution portion of cable television systems, and flexible coaxial cables (also known as drop cables) are used for connecting the feeder cable to a residence or business or for some other communications applications. The Company also manufactures fiber optic cable primarily for the cable television industry.

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

     The construction, expansion and upgrade of cable systems require significant capital investment by cable operators. MSOs have been significant borrowers from the credit and capital markets, and, accordingly, capital spending within the domestic cable television industry has historically been cyclical, depending to a significant degree on the availability of credit and capital. The cable television industry has also been subject to varying degrees of both national and local government regulation, most recently, the Telecom Act and the 1992 Cable Act, and their implementing regulations adopted in 1993 and 1994. Regional Bell Operating Companies ("RBOCs") and other telephone service providers have generally been subject to regulatory restrictions which prevented them from offering cable television service within their franchise telephone areas. However, the Telecom Act removes or phases out many of the regulatory and sale restrictions affecting MSOs and telephone operating companies in the offering of video and telephone services. The Company's management believes that the Telecom Act will encourage competition among MSOs, telephone operating companies and other communications companies in offering video, telephone and data services such as Internet access to consumers, and that providers of such services will upgrade their present communications delivery systems. The Company has provided coaxial cables to most major U.S. telephone operating companies, several of which are installing broadband networks for the delivery of video, telephone and other services to some portion of their telephone service areas. The broadband networks proposed by some of the telephone companies utilize HFC technologies similar to those employed by many cable television operators.

     INTERNATIONAL MARKETS. Cable system designs utilizing HFC technology are increasingly being employed in international markets with low cable television penetration. Based upon industry trade publications and reports from telecommunications industry analysts, the Company's management estimates that approximately 36% of the television households in Europe subscribe to some form of multichannel television service as compared to a subscription rate of approximately 70% in the United States. Based upon such sources, the Company's management estimates that subscription rates in the Asia/Pacific Rim and Latin American/Caribbean markets are even lower at approximately 17% and 12%, respectively. In terms of television households, it is estimated that there were approximately 248 million television households in Europe, approximately 377 million in Asia/Pacific Rim and approximately 93 million in Latin America and the Caribbean. This compares to approximately 96 million television households in the United States.

     International sales of the Company's coaxial cables have increased from approximately $66 million in 1992 to approximately $200 million in 1997, before declining to approximately $139.8 million in 1998. In 1998, the Company had sales in more than 85 countries. Penetration of the international marketplace has been accomplished through a network of distributors and agents located in major countries where the Company does business. The Company also employs 16 international direct territory managers to supplement and manage its network of distributors and agents. In addition to new customers developed by the Company's network of distributors and sales representatives, many large U.S. cable television operators, with whom the Company has had long established business relationships, are active investors in cable television systems outside the United States.

     Management remains guarded about the near-term outlook for international sales. During 1998, international sales decreased by approximately 30%, or $60.6 million, compared to 1997, due to monetary crises in key overseas markets, including the Pacific Rim and South America. Excluding the Seneffe acquisition, which is expected to provide approximately 5% sales growth in 1999, management expects 1999 international sales to be relatively unchanged compared to 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, in the long run, the Company's management believes that continued growth in international markets, including the developing markets in Asia, the Middle East and Latin America, and the expected privatization of the telecommunications structure in many European countries, represent significant future opportunities. However, the Company cannot predict with certainty the outlook for international sales in 1999 and beyond due to unpredictable political and economic uncertainties.

     The Company recently completed its acquisition of Alcatel's CATV coaxial cable business in Seneffe, Belgium. This acquisition gives CommScope access to established European distribution channels and complementary coaxial cable technologies. CommScope believes that it will also supply Alcatel with its future worldwide requirements of CATV coaxial cable for a period of time to be determined. The Company believes that this acquisition provides access to key strategic markets and creates the opportunity for growth in sales, cash flow and stockholder value over the long term. While the Company expects the transaction to be neutral to slightly negative to 1999 earnings, it expects it to be accretive thereafter.

     VIDEO AND BROADCAST APPLICATIONS (NON-CABLE TELEVISION). Many specialized markets or applications are served by multiple cable media (i.e., coaxial, twisted pair (shielded or unshielded), fiber optic or combinations of each). The Company has become a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full service communications providers worldwide. In the satellite direct-to-home ("DTH") cable market, where specialized composite coaxial and copper cables transmit satellite-delivered video signals and antenna positioning/control signals, the Company has developed a leading market position. DTH cables are specified by leading original equipment manufacturers ("OEMs"), distributors and service providers. The Company markets an array of premium metallic and optical cable products directed at the broadcasting and video production studio market. Because of the Company's position in other video transport markets and access to distribution channels within the market, these products are viewed by the Company's management as a growth opportunity, although there can be no assurance that the Company will be able to penetrate this market successfully.

     LAN MARKET. The proliferation of personal computers, and more broadly the practice of distributed computing, has created a need for products which enable users to share files, applications and peripheral equipment such as printers and data storage devices. LANs, typically consisting of at least one dedicated computer (a "server"), peripheral devices, network software and interconnecting cables, were developed in response to this demand. The Company manufactures a variety of twisted pair, coaxial and fiber optic cables to transmit data for LAN applications. The most widely used cable design for this application consists of four high-performance twisted pairs that are capable of transmitting data at rates in excess of 155 mbps. The Company focuses its products and marketing on cables with enhanced electrical and physical performance such as its UltraMedia unshielded twisted pair ("UTP"). The Company's management believes that UltraMedia cable is among the highest performing UTP cables in the industry. Copper and fiber optic composite cables are frequently combined in a single cable to reduce installation costs and support multimedia applications.

     CELLULAR COMMUNICATION APPLICATIONS. Management of the Company believes that the rapid deployment of cellular or "wireless" communication systems throughout the United States and the rest of the world presents a growth opportunity for the Company. Semi-flexible coaxial cables are used to connect the antennae located at the top of cellular antenna towers to the radios and power sources located adjacent to or near the antenna site. In 1996 and 1997, the Company developed Cell Reach products, a line of copper shielded semi-flexible coaxial cables and related connectors and accessories to address this market. The Company has significant manufacturing capacity in place for this product line and is currently developing additional products and marketing programs for Cell Reach for both the U.S. and certain international markets. Management of the Company began receiving orders and making shipments of Cell Reach in the first quarter of 1997. Cell Reach has been installed to date in more than 1,200 cellular and PCS sites with leading service providers such as Nextel Communications, Inc., Sprint Corporation and Sprint affiliates. There are, however, larger, well established companies with significant financial resources and brand recognition in the cellular market which have established marketing channels for coaxial cables and accessories.

     OTHER  MARKETS.   The  Company  has  also  developed  a  strategy  for
addressing additional cable consuming markets. By combining narrowly focused product and market management with its cable manufacturing and operational skills, the Company is entering new markets for telephone central office, industrial control and data, and other high-performance cable applications.

MANUFACTURING

     The Company employs advanced cable manufacturing processes, the most important of which are thermoplastic extrusion for insulating wires and cables, high-speed welding and swaging of metallic shields or outer conductors, braiding, cabling and automated testing. Many of these processes are performed on equipment that has been modified for the Company's purposes or specifically built to the Company's specifications, often internally in the Company's own machine shop facilities. The Company fabricates very few of the raw material components used in making most of its cables, such as wire, tapes, tubes and similar materials, but the Company's management believes such fabrication, to the extent economically feasible, could be done by the Company instead of being outsourced. For example, the Company recently acquired the clad wire fabrication equipment and technology of Texas Instruments Incorporated for manufacturing copper-clad aluminum wire and copper-clad steel wire. This acquisition allows the Company to further vertically integrate its processes, providing an opportunity to significantly reduce cost. The Company also intends to pursue fine wire drawing to produce braid wires for flexible coaxial cables. The manufacturing processes of the three principal types of cable manufactured by the Company--coaxial cables, twisted copper pair cables and fiber optic cables--are further described below.

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

     The third and usually final process sequence is the melt extrusion of thermoplastic jackets to protect the coaxial cable. A large number of variations are produced during this sequence including: incorporating an integral strength member; customer specified extruded stripes and printing for identification; abrasion and crush resistant jackets; and adding moisture blocking fillers.

     TWISTED COPPER PAIRS. Single copper wires are insulated using high-speed thermoplastic extrusion techniques. Two insulated copper singles are then twinned (twisted into an electrically balanced pair unit) in a separate process and then bunched or cabled (the grouping of two or more pair units into larger units for further processing) in one or more further processes depending on the number of pairs desired within the completed cable. The cabled units are then shielded and jacketed or simply jacketed without applying a metallic shield in the jacketing process (the extrusion of a plastic jacket over a shielded or unshielded cable core). The majority of the sales of the Company's twisted copper pairs are derived from plenum rated unshielded twisted pair cables for LAN applications. Plenum cables are cables rated under the National Electrical Code as safe for installation within the air plenum areas of office buildings due to their flame retarding and low smoke generating characteristics when heated. Plenum cables are made from more costly thermoplastic insulating materials, such as FEP. These materials have significantly higher extrusion temperature profiles that require more costly extrusion equipment than non-plenum rated cables. The Company believes that the processing of plenum rated materials is one of its core competencies. In addition, the Company recently announced an engineering breakthrough for the extrusion of FEP. The patent pending thin-wall foam FEP process improves signal velocity and uses significantly less raw material in a smaller diameter cable in typical applications. The Company believes that this process enhances its ability to grow and serve customers in all LAN segments. The Company has incorporated this new foaming technology in certain products, continues to ramp up production and expects to reach full production capacity during 1999.

     FIBER OPTIC CABLES. To manufacture fiber optic cables, the Company purchases bulk uncabled optical fiber singles and colors and buffers them before cabling them into unjacketed core units. Protective outer jackets and, sometimes, shields and jackets are then applied in a final process before testing. Manufacturing and test equipment for fiber optic cables are distinct from that used to manufacture coaxial and copper twisted pair cables. The majority of fiber optic cables produced by the Company are sold to the cable television and LAN industry. Some of these fiber optic cables are produced under licenses acquired from other fiber and fiber optic cable manufacturers.

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

RESEARCH AND DEVELOPMENT

     The Company's research, development and engineering expenditures for the creation and application of new and improved products and processes were $6 million, $6 million and $5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period. The Company's management anticipates that the level of spending on product development activities will accelerate in future years. The widespread deployment of broadband services and HFC systems is expected to provide opportunities for the Company to enhance its coaxial cable product lines and to improve its manufacturing processes. Additionally, the Company's management expects that its participation in the LAN, cellular communications and other new markets now identified will require higher rates of product development spending in relation to sales generated than has been the case in recent years.

SALES AND DISTRIBUTION

     The Company markets its products worldwide through a combination of more than [100] direct sales, territory managers and manufacturers' representative personnel. The Company supports its sales organization with regional service centers in: North Carolina; California; Alabama; Seneffe, Belgium, Birmingham, England; and Melbourne, Australia. In addition, the Company utilizes local inventories, sales literature, internal sales service support, design engineering services and a group of product engineers who travel with sales personnel and territory managers and assist in product application issues, and conduct technical seminars at customer locations to support its sales organization. The Company is expanding its global presence through its acquisition of Europe's largest manufacturer of CATV coaxial cable. See "--Business Units--International Markets."

     A key aspect of the Company's customer support and distribution chain is the use of its private truck fleet. Management believes that the ability to offer rapid delivery services, materials management and logistics services to customers through its private truck fleet is an important competitive advantage.

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

     Cable television services in the United States are provided primarily by MSOs. It is estimated that the six largest MSOs account for more than 60% of the cable television subscribers in the United States. The major MSOs include such companies as TCI (recently purchased by AT&T), Time Warner Cable, MediaOne of Delaware, Inc., Comcast and Cablevision Systems Corporation. Many of the major MSOs are customers of the Company, including those listed above. During 1998 and 1997, sales to no single customer accounted for 10% or more of the Company's net sales and TCI was the only customer which accounted for 10% or more of the net sales of the Company during 1996. Certain RBOCs and other telecommunications companies who have recently begun providing cable television services have become significant customers of the Company.

PATENTS

     The Company pursues an active policy of seeking intellectual property protection, namely patents, for new products and designs. The Company holds 44 patents worldwide and has 63 pending applications. Although the Company considers its patents to be valuable assets, no single patent is considered to be material to its operations as a whole. The Company intends to rely on its proprietary knowledge and continuing technological innovation to develop and maintain its competitive position.

BACKLOG

     At December 31, 1998, 1997 and 1996, the Company had an order backlog of approximately $43 million, $55 million and $36 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. Unfilled orders may be canceled prior to shipment of goods; however, such cancellations historically have not been material. However, significant elements of the Company's business, such as sales to the cable television industry, distributors, the computer industry and other commercial customers, generally have short lead times. Therefore, current order backlog may not be indicative of future demand.

COMPETITION

     The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. The Company also faces competition from certain smaller companies that have concentrated their efforts in one or more areas of the coaxial cable market. The Company's management believes that it enjoys a strong competitive position in the coaxial cable market due to its position as a low-cost, high-volume coaxial cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. The Company's management also believes that it enjoys a strong competitive position in electronic cable market due to the existence of one of the larger direct field sales organizations within the LAN segment, the comprehensive nature of its product line and its long established reputation for quality.

RAW MATERIALS

     In the manufacture of coaxial and twisted pair cables, the Company processes metal tubes, tapes and wires including bi-metallic wires (wires made of aluminum or steel with thin outer skins of copper) that are fabricated from high-grade aluminum, copper and steel. More of these fabricated metal components are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. The Company has adopted a hedging policy pursuant to which it may, from time to time, attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Other major raw materials used by the Company include polyethelenes, polyvinylchlorides, FEP and other plastic insulating materials, optical fibers, and wood and cardboard shipping and packaging materials. In 1998, approximately 13% of the Company's raw material purchases were for bi-metallic center conductors for coaxial cables, nearly all of which were purchased from Copperweld Corporation under a long-term supply arrangement expiring in March 2000. However, the Company recently acquired the clad wire fabrication equipment and technology of Texas Instruments Incorporated for manufacturing copper-clad aluminum wire and copper-clad steel wire. At full capacity, this acquisition will give the Company the ability to produce a significant portion of the bi-metal center conductors used by the Company. In addition to bi-metallic wires, fine aluminum wire, which is a smaller raw material purchase than bi-metallic wire, is purchased primarily from a single source. However, the Company also intends to pursue fine wire drawing to produce braid wires for flexible coaxial cables. Neither of these major raw materials could be readily replaced in sufficient quantities if all supplies from the respective primary sources were disrupted for an extended period and the Company was unable to vertically integrate the production of these products. There are few worldwide producers of FEP and market supplies have been periodically limited over the past several years. Availability of adequate supplies of FEP will be critical to future LAN cable sales growth. The Company has demonstrated an ability, on a limited basis, to successfully foam FEP. The Company's ability to successfully foam FEP on a large scale commercial basis would help moderate the impact of any limitation of the FEP supply. With respect to all other major raw materials used by the Company, alternative sources of supply or access to alternative materials are generally available. Supplies of all raw materials used by the Company are generally adequate and expected to remain so for the foreseeable future.

ENVIRONMENT

     The Company uses some hazardous substances and generates some solid and hazardous waste in the ordinary course of its business. Consequently, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. Because of the nature of its business, the Company has incurred, and will continue to incur, costs relating to compliance with such environmental laws. Although the Company's management believes that it is in substantial compliance with such environmental requirements, and the Company has not in the past been required to incur material costs in connection therewith, there can be no assurance its cost to comply with such requirements will not increase in the future. Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had and is not expected to have a material adverse effect on the Company's operations and financial condition.

EMPLOYEES

     At December 31, 1998, approximately 2,600 people were employed by the Company. Substantially all employees are located in the United States. The Company's management believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The Company's administrative, production and research and development facilities are located in Hickory, Catawba, Claremont and Statesville, North Carolina; Scottsboro, Alabama; and Seneffe, Belgium. The Hickory, North Carolina facility occupies approximately 38,000 square feet pursuant to a lease expiring in December 1999 and is the location of the Company's executive offices, sales office and customer service department.

     The Catawba, North Carolina facility occupies approximately 1,000,000 square feet and is owned by the Company. The Catawba facility manufactures coaxial cables, is the major distribution facility for the Company's products and houses certain administrative and engineering activities.

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

     The Statesville, North Carolina facility occupies approximately 315,000 square feet and is owned by the Company. The Statesville facility houses certain LAN cable manufacturing, cable-in-conduit manufacturing, recycling activities, research and development, and engineering activities.

     During 1999, the Company purchased an approximately 120,000 square foot facility in Seneffe, Belgium, which houses certain coaxial cable manufacturing activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1998.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Since the Spin-off, the Company's Common Stock has been traded on the New York Stock Exchange under the symbol CTV. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated. The stock price information shown below does not include "when-issued" trading prior to the Spin-off.

                                                               COMMON
                                                             STOCK PRICE
                                                                RANGE
                                                        -----------------------
                                                          HIGH         LOW
                                                        ----------- -----------
1997
Third Quarter (beginning July 28)                         $19       $  12 3/4
Fourth Quarter                                            $14 7/16  $  10 3/8

1998
First Quarter                                             $15 3/16  $  11 5/8
Second Quarter                                            $17 7/16  $  13 5/16
Third Quarter                                             $20 11/16 $   9 3/8
Fourth Quarter                                            $17 1/4   $   8 3/4

     As  of  March  11,  1999,   the   approximate   number  of  registered
stockholders of record of the Company's Common Stock was 775.

     The Company does not currently intend to pay dividends in the foreseeable future, but to reinvest earnings in the Company's business. The Company's ability to pay cash dividends on its Common Stock is limited by certain covenants contained in a credit agreement to which the Company is a party. See Note 9 of the consolidated financial statements, included in
Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                Five Year Summary of Selected Financial Data
             (In thousands, except share and per share amounts)


Years ended
December 31              1998        1997        1996       1995        1994
-----------              ----        ----        ----       ----        ----

RESULTS OF
OPERATIONS:
Net sales            $ 571,733   $ 599,216   $ 572,212  $ 485,160    $445,328
Gross profit           134,593     141,000     155,089    129,428     127,862
Operating income        70,970      79,182     100,254     85,263      87,770
Net income              39,231      37,458      57,122     47,331      45,096

NET INCOME PER
 SHARE INFORMATION
 (1)
 Pro forma net
   income                   --   $  34,604   $  51,908         --          --
  Weighted average
  number of shares
  outstanding:
    Basic               49,221      49,107      49,105         --          --
    Assuming dilution   49,521      49,238      49,200         --          --
  Net income per
  share - pro forma
  except for 1998:
    Basic               $ 0.80       $0.70       $1.06         --          --

    Assuming dilution   $ 0.79       $0.70       $1.06         --          --

OTHER INFORMATION:
Earnings before net
  interest, taxes,
  depreciation and
  amortization
  ("EBITDA") (2)     $  99,616   $  96,606   $ 121,045  $ 102,597   $ 104,188
Depreciation and
  amortization          24,662      21,677      18,952     17,219      16,422
Capital expenditures    22,784      29,871      33,218     27,281      33,089

BALANCE SHEET DATA:
Total assets         $ 465,327   $ 483,539   $ 479,885  $ 412,378   $ 397,843
Working capital         93,982     112,786     107,220     72,908      69,269
Long-term debt,
  including current
  maturities (3)       181,800     265,800      10,800     10,800          --
Stockholders'
equity (3)             203,972     150,032     393,560    339,177     343,169


(1) Pro forma net income, weighted average number of shares outstanding and net income per share have not been presented for 1995 and 1994 since the Company, through its wholly owned subsidiary CommScope, Inc. of North Carolina ("CommScope NC"), was formerly a wholly owned indirect subsidiary of General Instrument Corporation ("General Instrument") prior to July 28, 1997 (the "Distribution Date"). On the Distribution Date, through a series of transactions and stockholder dividends initiated by General Instrument (the "Distribution"), CommScope NC became a wholly owned subsidiary of the Company. The unaudited pro forma information for 1997 and 1996 has been prepared utilizing the historical consolidated statements of income of CommScope adjusted to reflect a net debt level of $275 million at the beginning of each period presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings incurred at the Distribution Date. A total of 49.1 million common shares outstanding and 49.2 million common and common equivalent shares outstanding at the Distribution Date are assumed to be outstanding since January 1, 1996.

(2) EBITDA is presented not as an alternative measure of operating results or cash flow (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to the Company's ability to service debt. The EBITDA measure included herein may not be comparable to similarly titled measures reported by other companies. For purposes of the EBITDA calculation, amortization of deferred financing fees of $150 for 1998 and $70 for 1997 is excluded from net interest. These amounts are included in depreciation and amortization.

(3) Giving effect to transactions of the Distribution as if they had occurred on December 31, 1996, on a pro forma basis long-term debt was $276,800 and stockholders' equity was $128,348.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

     CommScope, Inc. ("CommScope" or the "Company") was incorporated in Delaware in January 1997 and, through its wholly owned subsidiary, CommScope, Inc. of North Carolina ("CommScope NC"), formerly a wholly owned indirect subsidiary of General Instrument Corporation ("General Instrument"), operates in the cable manufacturing business. The Company's operations are conducted within one business segment that designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications, local area network and industrial applications. CommScope is a leading manufacturer and supplier of coaxial cable for cable television applications and other communications applications in the United States. CommScope is also a leading supplier of coaxial cable to international cable television markets.

     On July 28, 1997 (the "Distribution Date"), through a series of transactions and stockholder dividends initiated by General Instrument (the "Distribution"), CommScope NC became a wholly owned subsidiary of the Company. General Instrument retained no ownership interest in CommScope NC or the Company, which commenced operations as an independent entity with publicly traded common stock on the Distribution Date.

     The Company's consolidated financial statements for periods prior to the Distribution Date reflect the financial position, results of operations and cash flows of CommScope NC that were included in the consolidated financial statements of General Instrument. These financial results include the assets, liabilities, revenues and expenses directly attributable to the Company's operations and an allocation of certain assets, liabilities, general corporate and administrative expenses, and net interest expense from General Instrument. Management believes the assumptions underlying these financial statements are reasonable, although these financial statements may not necessarily reflect the results of operations or financial position had CommScope been a separate, stand-alone entity.

FINANCIAL HIGHLIGHTS

     For the three year period 1996-1998, CommScope reported the following (in thousands, except per share amounts):

                                          Year Ended December 31,
                                   --------------------------------------
                                      1998        1997 (A)      1996 (A)
                                    ----------   -----------   -----------

Net income                          $  39,231      $ 34,604      $ 51,908

Net income per share - assuming     $    0.79      $   0.70      $   1.06
dilution

Net income, excluding
  certain one-time events           $  35,931      $ 37,686      $ 51,908
Net income per share - assuming
  dilution, excluding certain
  one-time events                   $    0.73      $   0.77      $   1.06

(A) Net income and net income per share information for 1997 and 1996 are presented on a pro forma basis, giving effect to the Distribution in July 1997.

     One-time events during 1998 include an after-tax profit of $1.4 million related to the sale of certain real and personal property and inventories of the High Temperature Aerospace and Industrial Cable Business and an after-tax benefit of $1.9 million related to the partial reversal of 1997 after-tax charges associated with a closed Australian joint venture. One-time events during 1997 include an after-tax charge of $3.1 million associated with the closing of an Australian joint venture.

     The Company's consolidated financial statements and related notes, included elsewhere in the 1998 Annual Report, should be read as an integral part of the financial highlights and the following financial review.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 WITH THE YEAR ENDED DECEMBER 31, 1997

NET SALES

   Net sales for the year ended December 31, 1998 were $571.7 million compared to $599.2 million in 1997, a decrease of 5%. The following table presents the Company's revenues (in millions) by product line and domestic versus international sales for the years ended December 31, 1998 and 1997, respectively:
                                 1998 Net  % of 1998     1997 Net     % of 1997
                                  Sales    Net Sales      Sales       Net Sales
                                 ----------------------------------------------

CATV Products                    $ 457.2       80.0       $ 491.5          82.0
LAN Products                        74.8       13.1          76.6          12.8
Other  products                     39.7        6.9          31.1           5.2
                                 ----------------------------------------------

Total                            $ 571.7      100.0       $ 599.2         100.0
                                 ==============================================

Domestic sales                   $ 431.9       75.6       $ 398.8          66.6
International sales                139.8       24.4         200.4          33.4
                                 ----------------------------------------------

Total                            $ 571.7      100.0       $ 599.2         100.0
                                 ==============================================

     CommScope is a leading manufacturer and supplier of coaxial cable for cable television applications and other video telecommunications applications (including in-home video wiring, broadcast and security) - collectively referred to as "CATV Products" - in the United States and internationally. Sales of CATV Products represented 80% of the Company's net sales in 1998, compared to 82% in 1997.

     Overall sales of CATV Products in 1998 decreased by 7% compared to 1997. Domestically, sales of CATV Products increased by 8%, driven primarily by increased sales to multiple system operators using HFC networks, who continued their system upgrading activities.

     International sales (of which over 96% are for CATV Products) decreased 30%, or $60.6 million, in 1998 from 1997 international sales of $200.4 million. Sales to Latin America and the Pacific Rim were affected due to the economic turmoil experienced in those regions during 1998. Sales to the Pacific Rim were also negatively affected by decreased sales activity in Australia ($0.9 million in 1998 compared to $10.3 million in 1997).

     Management remains guarded about the near term outlook for international sales. Excluding the Seneffe acquisition (discussed below), which is expected to provide approximately 5% sales growth in 1999, management expects the Company's overall 1999 international sales to be relatively unchanged compared to 1998. The Company cannot predict with certainty the outlook for international sales in 1999, however, and the continued economic turmoil in international markets could result in lower international sales in 1999 compared to 1998.

     The Company expects that international sales in 1999 should be impacted favorably by the announced acquisition of Alcatel's coaxial cable business in Seneffe, Belgium (effective January 1, 1999). This acquisition provides the Company with a European base of operations, access to established distribution channels and complementary coaxial cable technologies.

     To complement its offering of CATV Products, the Company continues to focus on growth opportunities for products used in local area network applications ("LAN Products"). As a leader in the concept of high performance premise wiring cable, sales of LAN Products have grown from approximately $25 million in 1993 to $76.6 million in 1997, before decreasing 2% in 1998 to $74.8 million. Although the sales of "enhanced" cable continued to be strong, many of the distributors of "generic" cable had unanticipated high inventory levels late in 1998 resulting in reduced sales to those distributors. The Company anticipates that the lower sales levels of the fourth quarter 1998 are temporary and expects increased sales of LAN Products in 1999.

     Many of the Company's LAN Products utilize the raw material fluorinated-ethylene-propylene ("FEP") to produce flame-retarding cables. There are few worldwide producers of FEP and market supplies of this product have been periodically limited over the past several years. In 1998, the Company announced that it had developed a patent pending thin-wall foam FEP process that will use approximately 30% less FEP in typical product designs and improve signal velocity. Customer response to initial use of the new products has been positive, and the Company expects to increase production of the new product designs during 1999.

     Overall average selling prices for CATV Products for the full fiscal year 1998 decreased slightly from 1997, but were generally more stable than in recent years. Overall average selling prices for LAN Products were stable for 1998 as compared to 1997 due to a stronger mix of enhanced cables, which provide higher unit prices than standard grade cables. However, overall average selling prices for LAN Products were lower during the second half of 1998.

     The Company has recently expanded into additional markets through the internal development of new products such as Cell Reach, which is a coaxial cable product designed to be installed on antenna towers for cellular telephone, personal communication services (PCS), paging and other wireless or cellular communications applications. Initial marketing of Cell Reach cables and accessories as the lowest loss, lowest life-cycle cost solution for wireless applications to cellular network operators in the United States and certain international markets began in 1997. Sales of Cell Reach products represented approximately 2% of total net sales in 1998. Recent contracts with Airgate Wireless and Sprint PCS, announced late in 1998, confirm that the Cell Reach product is gaining industry recognition in the wireless and cellular market.

     Sales of other products increased by $8.6 million in 1998 compared to 1997. Included in these amounts are sales of wiring products used in telecommunication applications, Cell Reach product sales, and sales from the High Temperature Aerospace and Industrial Cable Business (that was sold in February 1998).

GROSS PROFIT (NET SALES LESS COST OF SALES)

     Gross profit decreased $6.4 million, or 5%, to $134.6 million in 1998 compared to 1997 gross profit of $141.0 million. Gross profit margin was 23.5% in 1998 and 1997. The decrease in gross profit is due to the lower sales volume in 1998 as compared to 1997.

     Gross profit margin, while stable on a year-to-year basis, improved significantly throughout 1998. Gross profit margins were 20.6% for the first quarter of 1998, 23.0% for the second quarter of 1998, 24.8% for the third quarter of 1998 and 25.3% for the fourth quarter of 1998. The gross profit margin improvement of almost 500 basis points during the last three calendar quarters of 1998 is due primarily to the following factors:

     o A stabilization of market prices for the Company's coaxial cable products

     o Engineered manufacturing efficiencies including "value capture" vertical integration

     o Raw material cost improvements (including costs for commodity raw materials)

     o    Improving Cell Reach product profitability


     The Company has focused intensely on developing or acquiring manufacturing capabilities that allow for the in-house production or modification of materials and components used in the production of its finished products that are more efficient than commercially practiced. As the Company continues to capitalize on its competitive cost advantages by expanding the reach of its vertical integration projects, the overall cost of production is expected to improve. The Company currently has two key projects planned that should maintain its cost reduction momentum during 1999.

     The Company's Cell Reach product generated negative gross profit margin during initial marketing and test installations in 1997. For 1997, Cell Reach manufacturing start-up costs negatively impacted gross profit margin by approximately 70 basis points. As Cell Reach has gained industry recognition during 1998, product sales have increased and the product has produced positive gross profit margin in 1998.

     The Company anticipates continued improvements in gross profit margins in 1999 due to the pricing and cost initiatives in place. However, these improvements may be moderated by the implementation of a new factory information management system and the impact of the acquisition and transition of the coaxial cable business operations in Seneffe, Belgium.

OPERATING EXPENSES

     Selling, general and administrative ("SG&A") expense increased $2.4 million, or 5%, to $52.8 million in 1998 compared to $50.4 million in 1997. The increase in SG&A expense is due primarily to expanded sales and marketing efforts for the Company's products. As a percentage of net sales, SG&A expense was 9.2% in 1998 and 8.4% in 1997.

     With the additional costs of the Seneffe operations, the planned expansion of sales and marketing efforts, and the planned implementation of a new information management system planned during 1999, SG&A expense for 1999 is expected to increase from 1998 levels.

     Research and development expense was 1% of net sales in both 1998 and 1997.

OTHER INCOME (EXPENSE), NET

     Other income, net was $4.1 million in 1998 and other expense, net was $4.2 million in 1997. Other income, net includes a $2.0 million benefit for the partial reversal of 1997 pretax charges related to the Company's financial investment in an Australian joint venture and a one-time gain from the sale of its High Temperature Aerospace and Industrial Cable Business of $1.9 million. Other expense, net in 1997 primarily reflects pretax charges of $3.9 million to reduce the Company's total current financial investment in an Australian joint venture to expected net realizable value.

     Due to  certain  governmental  regulation  changes  and  other  events affecting the market for cable products in Australia during 1997, manufacturing operations of the joint venture were suspended in August 1997 and formally discontinued by decision of the joint venture's directors in December 1997. During the fourth quarter of 1997, CommScope recorded pretax charges of $3.9 million to other expense to reduce its total current financial investment in the joint venture to expected net realizable value. Tax benefits were recorded at the Company's effective tax rate reduced by a $0.7 million valuation allowance established for expected non-deductible capital losses resulting from the investment. Net of tax benefits of $0.8 million, these charges reduced 1997 net income by $3.1 million ($0.06 per share).

     In July 1998, a formal termination and dissolution agreement for the joint venture was completed. The liquidation of the joint venture's assets in 1998, which was impacted by the terms of the formal termination and dissolution agreement between the partners, resulted in improved expectations for the financial position of the joint venture at final dissolution than was anticipated at December 1997. Accordingly, $2.0 million of the 1997 pretax charges related to the Company's financial investment in the joint venture were reversed into other income ($0.04 per share after taxes, including reversal of the capital loss valuation allowance established in 1997).

NET INTEREST EXPENSE AND INCOME TAXES

     Net interest expense was $14.9 million in 1998 compared to $13.5 million in 1997. On a pro forma basis (giving effect to the Distribution as if it had occurred on January 1, 1997), net interest expense was $18.1 million in 1997. The reduction in net interest expense in 1998 compared to pro forma net interest expense in 1997 is attributable to an $84 million reduction in borrowings under the Company's revolving credit facility in 1998 (and a total reduction of $95 million from the Distribution Date to December 31, 1998).

     The Company's effective tax rate in 1998 was 34.8% (representing a 36% normal effective tax rate reduced primarily by the effects of the change in a capital loss valuation allowance of 1.1%). The Company's effective tax rate in 1997 was 39.1% (representing a 38% normal effective tax rate increased by 1.1% for the establishment of a capital loss valuation allowance). The capital loss valuation allowance established in 1997 relates to expected non-deductible capital losses resulting from the

Company's equity investment in an Australian joint venture. The 200 basis point reduction in the normal effective tax rate for 1998 compared to 1997 is due to increased tax benefits from foreign sales and the utilization of state investment tax credits.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 WITH THE YEAR ENDED DECEMBER 31, 1996

NET SALES

     Net sales for the year ended December 31, 1997 were $599.2 million compared to $572.2 million in 1996, an increase of 5%. The following table presents the Company's revenues (in millions) by product line and domestic versus international sales for the years ended December 31, 1997 and 1996, respectively:

                                 1997 Net  % of 1997     1996 Net     % of 1996
                                  Sales    Net Sales      Sales       Net Sales
                                 ----------------------------------------------

CATV Products                    $ 491.5       82.0       $ 489.4          85.5
LAN Products                        76.6       12.8          66.5          11.6
Other  products                     31.1        5.2          16.3           2.9
                                 ----------------------------------------------

Total                            $ 599.2      100.0       $ 572.2         100.0
                                 ==============================================

Domestic sales                   $ 398.8       66.6       $ 371.3          64.9
International sales                200.4       33.4         200.9          35.1
                                 ----------------------------------------------

Total                            $ 599.2      100.0       $ 572.2         100.0
                                 ==============================================

     Sales of CATV Products in 1997 were essentially equal to 1996 levels. Domestically, sales of CATV Products were primarily to multiple system operators using HFC networks, who continued their upgrading activities. Excluding sales to our largest domestic customer, sales to domestic multiple system operators increased by approximately 10% in 1997 as compared to 1996. These domestic sales increases were mostly offset by lower sales volume to the Company's largest customer in 1997.

     International sales of CATV Products, which represent most of the Company's international sales activity, were also equal to 1996 international sales levels. Excluding sales to Asia and the Pacific Rim market, international sales increased approximately 11% in 1997 compared to 1996. However, sales to the Pacific Rim region decreased by $15 million primarily as a result of economic conditions in the region and changes in the Australian market due to certain governmental regulation changes and other events affecting the market for cable products in that country. CATV Product sales to Australia were $10.3 million in 1997, a decrease of $14.4 million from 1996 sales of $24.7 million.

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

     Average selling prices for both CATV Products and LAN Products were lower in 1997 compared to 1996, primarily attributable to competitive price reductions in the market for these products, and offset favorable unit sales volume growth for most products.

     Sales of other products, which increased $14.8 million in 1997 compared to 1996, primarily represent sales from the High Temperature Aerospace and Industrial Cable Business, acquired along with certain other assets primarily used in the production of certain LAN Products, from Teledyne Industries, Inc. in May 1996. Sales from the High Temperature Aerospace and Industrial Cable Business (which was sold in February 1998) were $16.5 million in 1997 and $7.3 million in 1996 subsequent to the acquisition, representing $9.2 million of the increase in sales of other products for 1997. Other sales, primarily of wiring products used in telecommunication applications, were $14.6 million in 1997 compared to $9.0 million in 1996. Sales of Cell Reach products, included in other sales, were less than 1% of net sales in both 1997 and 1996.

GROSS PROFIT (NET SALES LESS COST OF SALES)

     Gross profit decreased $14.1 million, or 9%, to $141.0 million in 1997 compared to 1996 gross profit of $155.1 million. Gross profit margin was 23.5% in 1997 and 27.1% in 1996. The decrease in gross profit and gross profit margin were due to market price competition, higher raw material costs, low gross profit margin in the High Temperature Aerospace and Industrial Cable Business, and negative gross profits generated during the introduction phase of the Cell Reach product.

     During 1997, particularly in the third and fourth quarters, the Company made significant progress in the introduction of the Cell Reach product. More than 500 cellular and PCS sites were successfully installed and began operation of Cell Reach products, including customers such as NEXTEL, BellSouth, Sprint and Air Touch. For 1997, Cell Reach manufacturing start-up costs negatively impacted gross profit margin by approximately 70 basis points.

OPERATING EXPENSES

     Selling, general and administrative ("SG&A") expense increased $6.1 million, or 14%, to $50.4 million in 1997 compared to $44.3 million in 1996. The increase in SG&A expense is due primarily to expanded sales and marketing efforts for the Company's products, particularly for growth opportunities in international cable and network markets, and the development of a sales force to support the sale of Cell Reach products. General and administrative expenditures related to the Distribution also contributed slightly to the overall increase in SG&A expense. As a percentage of net sales, SG&A expense was 8.4% in 1997 and 7.7% in 1996.

     Research and development expense was 1% of net sales in both 1997 and 1996.


OTHER INCOME (EXPENSE), NET

     Other expense, net was $4.2 million in 1997 and other income, net was $1.8 million in 1996. Other expense, net in 1997 primarily reflects pretax charges of $3.9 million to reduce its total current financial investment in an Australian joint venture to expected net realizable value. Other income, net in 1996 primarily reflects the Company's share of income generated by its 49% investment in the Australian joint venture (acquired in August
1995).

NET INTEREST EXPENSE AND INCOME TAXES

     Net interest expense, as recorded in the consolidated statements of income, was $13.5 million in 1997 compared to $10.0 million in 1996.

     On a pro forma basis (giving effect to the Distribution as if it had occurred on January 1, 1996), net interest expense was $18.1 million in 1997 compared to $18.4 million in 1996. Pro forma interest expense was computed using an assumed weighted-average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with borrowings initially outstanding under the Company's credit facilities at the Distribution Date. The reduction in pro forma net interest expense in 1997 compared to 1996 is attributable to an $11.0 million reduction in borrowings under the Company's revolving credit facility from the Distribution Date to December 31, 1997.

     The provision for income taxes has been determined as if the Company had filed separate tax returns under its existing structure for the periods presented prior to the Distribution. The Company's effective tax rate was 39.1% in 1997 (representing a 38% normal effective tax rate increased by 1.1% for the establishment of a valuation allowance related to expected non-deductible capital losses resulting from the Company's equity investment in an Australian joint venture) and 38% in 1996.

CASH FLOWS

     Cash provided by operating activities was $82.9 million in 1998, $59.7 million in 1997 and $52.0 million in 1996. Cash provided by operating activities primarily represents net income plus non-cash charges for depreciation, amortization and changes in deferred income taxes, adjusted for the change in working capital.

     Cash used in investing activities was $12.8 million in 1998, $29.6 million in 1997 and $51.0 million in 1996. The Company invested $22.8 million in 1998, $29.9 million in 1997 and $33.2 million in 1996 to acquire equipment and facilities in support of capacity expansion across the business units to meet increased current and anticipated future demands for CommScope products. Cash proceeds from the sale of assets of the High Temperature Aerospace and Industrial Cable Business in 1998 totaled $9.7 million. In 1996 the Company utilized $17.8 million to acquire the High Temperature Aerospace and Industrial Cable Business, along with certain other assets primarily used in the production of certain LAN Products, from Teledyne Industries, Inc. Planned capital expenditures for equipment and facilities during 1999 are $37 million, and will be impacted by the pace of spending for vertical integration activities.

     Cash used in financing activities was $69.3 million in 1998, $26.8 million in 1997 and $1.0 million in 1996. During 1998, the Company made net repayments of $84.0 million of amounts borrowed under its revolving credit facility. The Company received cash proceeds of $13.5 million from the issuance of stock in a secondary public offering (completed primarily for the sale of existing shares of stock held by partnerships associated with Forstmann Little & Co.) and cash proceeds from the exercise of stock options during 1998 of $1.2 million.

     On July 23, 1997 the Company entered into an unsecured $350 million revolving credit agreement with a group of banks (the "Credit Agreement"). On the Distribution Date, the Company initially borrowed $266 million under the Credit Agreement. The initial borrowings were utilized to make a dividend payment to General Instrument of $265.2 million in accordance with the terms of the Distribution and to fund debt issuance costs of the Credit Agreement exceeding $0.7 million. From the Distribution Date to December 31, 1997, net repayments of initial borrowings under the Credit Agreement totaled $11.0 million.

     Prior to the Distribution, the Company participated in the General Instrument cash management program. To the extent the Company generated positive cash, such amounts were remitted to General Instrument. To the extent the Company experienced temporary cash needs for working capital purposes or capital expenditures, such funds historically were provided by General Instrument. Net transfers to General Instrument were $15.8 million in 1997 and $1.0 million in 1996. The Company established an independent cash management program on the Distribution Date to support future business levels and growth objectives.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $94.0 million at December 31, 1998 compared to $112.8 million and $107.2 million at December 31, 1997 and 1996, respectively. The 1998 decrease in working capital of $18.8 million is primarily the result of a $12.2 million reduction in inventory levels. The 1997 increase in working capital of $5.6 million is primarily the result of $3.3 million in cash and cash equivalents retained by the Company under its independent cash management program at December 31, 1997. Based on current levels of orders and backlog, management of the Company believes that working capital levels are appropriate to support future operations. There can be no assurance, however, that future industry-specific developments or general economic trends will not alter the Company's working capital requirements.

     Currently, the Company's primary source of funds for general working capital needs, financing capital expenditures and other general corporate purposes is the $350 million Credit Agreement, of which $171 million in borrowings are outstanding at December 31, 1998. Interest on outstanding borrowings under the Credit Agreement is generally payable quarterly in arrears, and all amounts borrowed are due on December 31, 2002. The Credit Agreement contains certain financial and operating covenants, which are described more fully in Note 9 of the consolidated financial statements. The Company was in compliance with these loan covenants at December 31, 1998. The weighted-average variable interest rate on outstanding borrowings and associated credit fees under long-term debt facilities at December 31, 1998 was 6.16%.

     The Company utilizes the Credit Agreement for, among other things, general working capital needs, financing capital expenditures and other general corporate purposes. Management believes that the Company will have sufficient access to the capital markets to obtain financial resources of a short- and long-term nature on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives to the extent not provided by cash flows from operations.

     The ratio of total debt to total capital (debt plus equity) was 47% at December 31, 1998 compared to 64% at December 31, 1997. The decrease in the ratio was primarily due to net repayments of borrowings under the Company's Credit Agreement of $84 million, net income for 1998, and $13.5 million in proceeds from the issuance of stock in the secondary offering.

RISK MANAGEMENT

     In the normal course of business, CommScope is exposed to the risk of loss from non-performance by its customers under outstanding extensions of credit (accounts receivable). The Company controls exposures to credit risk associated with these financial instruments through credit approvals, credit limits and monitoring procedures. At December 31, 1998, in management's opinion, CommScope did not have any significant exposure to any individual customer or counter-party, nor did CommScope have any significant concentration of credit risk related to any financial instrument.

     CommScope is exposed to market risk from changes in commodity raw material prices, changes in foreign currency exchange rates and increases in interest rates, which could impact its results of operations and financial condition. CommScope manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are not used for speculative or trading purposes.

     Many of the raw materials utilized in the Company's manufacturing operations are commodity products that are openly traded on exchange markets, and are subject to significant changes in market prices. Changes in the prices of commodity raw materials used by the Company could result in higher overall production costs, thereby negatively impacting the Company's gross profit margin. As of December 31, 1998, the Company had entered into a commodity price swap agreement to effectively lock in a fixed price for a portion of its third quarter 1999 aluminum purchases. The total value of aluminum covered by the commodity price swap agreement in place at December 31, 1998 equates to less than 1% of the Company's average quarterly cost of sales. As of December 31, 1997 the Company had not entered into any derivative financial instruments to hedge its exposures to changes in the market prices of commodity products.

     The Company primarily bills customers in foreign countries in U.S. dollars. However, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar can adversely affect product sales in those regions because CommScope products may become more expensive for those customers to pay for in their local currency. The Company had not entered into any derivative financial instruments related to foreign currency exchange rates at December 31, 1998 or 1997.

     The Company's primary source of funds currently (other than cash flows from operations) is borrowings available under the $350 million Credit Agreement. Amounts borrowed under the Credit Agreement incur interest at variable rates that are based on an underlying market rate such as LIBOR or the prime rate. The interest term for individual borrowings under the Credit Agreement cannot exceed six months, at which time the underlying market rate of the individually outstanding borrowings is reset to the current market rates. As of December 31, 1998, the Company had entered into interest rate swap agreements to effectively convert an aggregate amount of $100 million of variable-rate borrowings to a fixed-rate basis. Contracts for notional amounts of $50 million each expire in April 1999 and October 2001, respectively. Under the agreements, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and fixed rates of 5.79% and 4.81%, respectively. Net payments or receipts resulting from the interest rate swap agreements are recorded as adjustments to interest expense in each quarter. The Company had similar interest rate swap agreements outstanding at December 31, 1997.

     The fair value of the Company's commodity price and interest rate swap agreements was not material to the Company's financial position at December 31, 1998 or 1997.

EFFECTS OF INFLATION

     The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

     The principal raw materials purchased by CommScope (fabricated aluminum, plastics, bi-metals, copper and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. To the extent that CommScope is unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of operations of CommScope.

OTHER

     CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on the Company's financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company's financial statements.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", on January 1, 1998. Comprehensive income is defined as "all changes in stockholders' equity exclusive of transactions with owners". Examples of items to be reported as "other comprehensive income" include unrealized gains or losses on available-for-sale securities, translation adjustments on investments in consolidated foreign subsidiaries and certain changes in minimum pension liabilities. There were no transactions representing other comprehensive income during the years ended December 31, 1998, 1997 or 1996.

     Comprehensive income will also include gains and losses on certain derivative transactions that qualify as hedges, as computed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was issued in June 1998 and will be adopted by the Company on January 1, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting standards for derivatives that qualify as fair value hedges, cash flow hedges and hedges of foreign currency exposures of net investments in foreign operations. Management is evaluating the impact of the adoption of SFAS No. 133 on the Company's financial position and operations.

EUROPEAN MONETARY UNION - EURO

     On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. As of that date, the Euro trades on currency exchanges. The legacy currencies of the participating countries will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. The Company conducts business in member countries.

     During the transition period, cash-less payments (for example, wire transfers) can be made in the Euro, and parties to individual transactions can elect to pay for goods and services using either the Euro or the legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and eventually withdraw all legacy currencies so that they will no longer be available.

     The Company is addressing the issues involved with the introduction of the Euro. Among the issues facing the Company are the assessment and conversion of information technology ("IT") systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies. In addition, the Company is reviewing certain existing contracts for potential modification and assessing its pricing/marketing strategies in the affected European markets.

     Based on current information, CommScope does not expect that the Euro conversion will have a material adverse effect on its business, results of operations, cash flows or financial condition.

YEAR 2000

     CommScope is currently addressing an issue common to most companies - ensuring that its existing IT systems and applications and other non-IT control devices are suitable for continued use into and beyond the Year 2000. Many IT systems and applications and non-IT control devices utilized by the Company use only two digits to identify a year in the date field - and accordingly may recognize a date using "00" as the Year 1900 or some other date rather than the Year 2000. Failure to make appropriate modifications or upgrades to critical IT systems and applications and non-IT control devices could result in a system failure or miscalculations causing significant disruptions to operations. Third parties with whom the Company interacts also employ various computer systems with similar Year 2000 compliance issues. Failure by third parties to adequately address their own Year 2000 compliance issues exposes the Company to business risks such as a reduced demand for the Company's products or the lack of availability of critical raw materials or services required for manufacturing the Company's products. The Company's products themselves - high performance, high bandwidth cables for the telecommunications industry
- are not affected by the Year 2000 problem. The Year 2000 compliance discussion below is based on information currently available to the Company. Readers are cautioned that forward-looking statements contained in the Year 2000 section should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

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

     The Year 2000 compliance project team has designed a systematic methodology of addressing the Year 2000 compliance issue, which includes:
(1) identification and evaluation of IT systems and applications and non-IT control devices with Year 2000 compliance issues; (2) implementation of changes to IT systems and applications and non-IT control devices to achieve Year 2000 compliance; (3) testing of the corrective actions taken to ensure Year 2000 compliance for the identified systems; and (4) development of contingency plans in the event of the failure of third parties to become Year 2000 compliant.

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

     The Year 2000 compliance project team has also accumulated a database of significant third parties. Each of these third parties is being contacted and asked to provide responses which will allow the Company to assess their ability to achieve Year 2000 compliance. The Company will also evaluate third-party compliance through internal testing, where feasible, to verify that the modifications are effective. Almost all of the Company's suppliers are still engaged in executing their Year 2000 compliance efforts. As a result, the Company at this time cannot fully evaluate the Year 2000 risks to its supply of goods and services. The Company maintains a list of alternative suppliers as part of its contingency plan in the event current suppliers do not timely complete their compliance efforts. However, because there are limited sources of certain materials used in manufacturing the Company's products, the Company may not be able to develop an alternative source of supply if the operations of its current suppliers are interrupted as a result of Year 2000 non-compliance. CommScope will continue to monitor the Year 2000 status of its suppliers to minimize this risk and will develop or modify, as appropriate, contingency plans as the risks become more clear.

     Modifications to most written programs for IT systems and applications (which initially were developed in-house) have been in progress by Company personnel since early 1997. In addition, certain non-compliant systems and applications have been or are being replaced with Year 2000 compliant systems and products. Substantially all IT systems and applications acquired from external sources are being upgraded to Year 2000 compliant versions (if they are not already) through system upgrades or through the purchase of new systems. The Company believes that it has achieved 77% Year 2000 compliance for critical internal IT systems and applications at December 31, 1998, with 100% Year 2000 compliance expected by the third quarter of 1999. Virtually all the critical non-IT systems (including a variety of equipment control devices) are currently being identified, evaluated and modified, as appropriate, for Year 2000 compliance through upgrades to Year 2000 compliant devices.

     The Company plans to test the effectiveness of corrective actions taken to achieve Year 2000 compliance during 1999, but to date it has not performed compliance testing on systems or applications for which Year 2000 modifications have been made. As compliance testing is completed and a full assessment of the risks from potential Year 2000 systems failures can be made, the Company plans to develop Year 2000 contingency plans for such risks. These contingency plans will factor in business and operating decisions related to the potential failure of significant third parties to become Year 2000 compliant.

     The Company currently does not believe that the costs of addressing Year 2000 compliance issues will be material to the Company's results of operations, financial condition or cash flows. The Company estimates that, through December 31, 1998, it has spent $350,000 to address Year 2000 compliance issues for IT systems and applications and $100,000 for non-IT devices. Future expenditures to address Year 2000 compliance issues are currently estimated at $400,000 for IT systems and applications and $500,000 for non-IT devices. The Company expects to finance expenditures for Year 2000 compliance modifications through cash flows from future operations.

     Due to the Company's dependence upon, and its current uncertainty with, the Year 2000 compliance of certain third-party suppliers and vendors, the Company is unable to determine at this time its most reasonably likely worst case scenario. The Company expects its Year 2000 compliance efforts to reduce significantly the Company's current level of uncertainty regarding the impact of these Year 2000 issues.

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

SUBSEQUENT EVENTS

     Effective January 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alcatel's coaxial cable business in Seneffe, Belgium. The acquisition provides the Company with a European base of operations, access to established distribution channels and complementary coaxial cable technologies. The operation in Seneffe is the largest CATV coaxial cable manufacturer in Europe with annual sales by Alcatel of approximately $35 million in 1998.

     The acquisition will be accounted for as a purchase business combination and, accordingly, the acquired assets and assumed liabilities will be recorded at their estimated fair value at the date of the acquisition of approximately $20 million. Payment for the acquired business will be financed primarily by borrowings under a new credit agreement for 15 million Euros (approximately $17 million) entered into by the Company in the first quarter of 1999.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K which are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "think", "project", "projects", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, such as the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in costs and to continue to integrate acquisitions, price fluctuations of materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, and other specific factors discussed in Exhibit 99 to this Form 10-K, which is incorporated by reference herein. The information contained in this Form 10-K represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                       PAGE #
   ------------------------------------------------------------------------

      Independent Auditors' Report.                                    26
      Consolidated Statements of Income for the Years ended
         December 31, 1998, 1997 and 1996.                             27
      Consolidated Balance Sheets at December 31, 1998 and
         1997.                                                         28
      Consolidated Statements of Cash Flows for the Years
         ended December 31, 1998, 1997 and 1996.                       29
      Consolidated Statements of Stockholders' Equity for
         the Years ended December 31, 1998, 1997 and 1996.             30
      Notes to Consolidated Financial Statements.                   31-45
      Schedule II - Valuation and Qualifying Accounts.                 46

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  of CommScope, Inc.
Hickory, North Carolina

We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Hickory, North Carolina
January 29, 1999

                              COMMSCOPE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
            (IN THOUSANDS, EXCEPT NET INCOME PER SHARE AMOUNTS)



                                                      Year Ended December 31,
                                      -----------------------------------------
                                               1998          1997          1996
                                      ------------- -------------  ------------
Net Sales (Notes 4, 5 and 16)         %     571,733  $    599,216       572,212
                                      ------------- -------------  ------------
Operating costs and expenses:
 Cost of sales                              437,140       458,216       417,123
Selling, general and                         52,817        50,361        44,342
   administrative
Research and development                      5,612         6,234         5,348
Amortization of goodwill                      5,194         5,223         5,145
                                      ------------- -------------  ------------
   Total operating costs and expenses       500,763       520,034       471,958
                                      ------------- -------------  ------------

Operating Income                             70,970        79,182       100,254
Other income (expense), net (Note 4)         (4,134)       (4,183)        1,839
Interest expense                            (15,448)      (13,685)      (10,091)
Interest income                                 558           200           101
                                      ------------- -------------  ------------

Income Before Income Taxes                   60,214        61,514        92,103
Provision for income taxes (Note 11)        (20,983)      (24,056)      (34,981)
                                      ------------- -------------  ------------

Net Income                               $   39,231        37,458        57,122
                                      ============= =============  ============


Net income per share:
   Basic                                 $     0.80
   Assuming dilution                     $     0.79

Weighted-average shares outstanding:
   Basic                                     49,221
   Assuming dilution                         49,521

Historical net income per share data for 1997 and 1996 is not considered relevant for the reasons provided in Notes 2 and 3. Pro forma net income per share data is presented in Note 3.



              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                        CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            As of December 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                                    ASSETS

Cash and cash equivalents                                $4,129     $   3,330

Accounts receivable, less allowance for doubtful
  accounts of $4,126 and $3,985, respectively            93,627        95,741
Inventories (Note 6)                                     29,986        42,223
Prepaid expenses and other current assets                 3,745         2,439
Deferred income taxes (Note 11)                          12,925        12,102
                                                   ------------  ------------
      Total current assets                              144,412       155,835

Property, plant and equipment, net (Note 7)             135,082       133,235
Goodwill, net of accumulated amortization of
   $43,396 and $38,263, respectively                    164,024       170,345
Other intangibles, net of accumulated amortization of
   $29,314 and $26,573, respectively                     19,451        22,192
Investments and other assets (Note 4)                     2,358         1,932
                                                   ------------  ------------

     Total Assets                                    $  465,327     $ 483,539
                                                   ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $   23,717       $18,533
Other accrued liabilities (Note 8)                       26,713        24,516
                                                   ------------  ------------
     Total current liabilities                           50,430        43,049

Long-term debt (Note 9)                                 181,800       265,800

Deferred income taxes (Note 11)                          17,543        14,932
Other long-term liabilities (Note 10)                    11,582         9,726
                                                   ------------  ------------
      Total                                             261,355       333,507
      Liabilities

Commitments and contingencies (Note 15)

Stockholders' Equity (Notes 1, 9,12 and 13):
   Preferred stock, $.01 par value; Authorized shares:
   20,000,000;
     Issued and outstanding shares:
       None at December 31, 1998 and 1997                    --            --
   Common Stock, $.01 par value; Authorized shares:
   300,000,000;
     Issued and outstanding shares:  50,254,467 at
     December 31, 1998;
     49,108,874 at December 31, 1997                        503           491
   Additional paid-in capital                           155,631       140,934
   Retained earnings                                     47,838         8,607
                                                   ------------  ------------
      Total Stockholders' Equity                        203,972       150,032
                                                   ------------  ------------
      Total Liabilities and Stockholders' Equity   $    465,327  $    483,539
                                                   ============  ============

              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                     1998            1997             1996
                                 ------------ ----------------- ---------------
OPERATING ACTIVITIES:
  Net income                       $ 39,231       $ 37,458         $57,122
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and                  24,662         21,677          18,952
     amortization
   Gain on sale of assets of
     the high temperature
     aerospace and industrial        (1,873)            --              --
     cable business
   Changes in assets and
     liabilities:
     Accounts receivable              5,114          6,076         (19,775)
     Inventories                      6,318         (1,087)        (12,059)
     Prepaid expenses and
      other current assets           (1,546)        (1,125)           (705)
     Deferred income taxes            1,788          1,374           1,030
     Accounts payable and
      other accrued liabilities       7,667         (7,713)          6,686
     Other long-term                  1,856            161           2,139
      liabilities
     Other                             (340)         2,894          (1,426)
                                 -------------- --------------- ---------------
Net cash provided by operating       82,877         59,688          51,964
  activities                     -------------- --------------- ---------------


INVESTING ACTIVITIES:
  Additions to property, plant
   and equipment                    (22,784)       (29,871)        (33,218)
  Acquisition of Teledyne
   Industries, Inc. assets, net          --             --         (17,849)
  Sale of assets of the high
   temperature aerospace and
   industrial cable business          9,654             --              --
  Other                                 343            268              65
Net cash used in investing          (12,787)       (29,603)        (51,002)
  activities                     -------------- --------------- ---------------

FINANCING ACTIVITIES:
  Net borrowings (repayments)
   under revolving credit           (84,000)       255,000              --
   facility
  Debt issuance costs                    --           (705)             --
  Dividend paid to former
   parent company                        --       (265,212)             --
  Proceeds from exercise of
   stock options                      1,235             --              --
  Proceeds from issuance of
   shares in secondary offering      13,474             --              --
  Transfers to former parent
   company, net                          --        (15,838)           (962)
Net cash used in financing          (69,291)       (26,755)           (962)
  activities                     -------------- --------------- ---------------

Increase in cash and cash               799          3,330              --
  equivalents
Cash and cash equivalents,
  beginning of year                   3,330             --              --
                                 -------------- --------------- ---------------
Cash and cash equivalents, end     $  4,129       $  3,330         $    --
  of year                        ============== =============== ===============

              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                       Number of
                       Common              Additional                          Total
                        Shares     Common  Paid-In   Divisional Retained    Stockholders'
                     Outstanding    Stock  Capital   Equity     Earnings       Equity
                   -------------------------------------------------------------------------

Balance December 31,          --   $  --  $     --    $339,177 $  --         $ 339,177
 1995
Transfers to former
 parent company, net          --      --        --      (962)     --              (962)
Other transactions
 with former parent           --      --        --    (1,777)     --            (1,777)
 company
Net income (and
 comprehensive income)        --      --        --    57,122      --            57,122
                   -------------------------------------------------------------------
Balance December 31, 1996     --      --        --   393,560      --           393,560

Transfers to former
 parent company, net          --      --        --   (15,838)     --           (15,838)
Dividend paid to
 former parent company        --      --        --  (265,212)     --          (265,212)
Net income (and
 comprehensive
 income) from January
 1, 1997 to July 27, 1997     --      --        --    28,851      --            28,851
Issuance of shares in
 the Distribution     49,104,874      491  140,870  (141,361)     --                --
 (Note 1)
Issuance of 4,000 shares   4,000      --        64        --      --                64
Net income (and
 comprehensive
 income) from July
 28, 1997 to December
 31, 1997                     --      --        --        --   8,607             8,607
                   -------------------------------------------------------------------
Balance December 31,
 1997                 49,108,874      491  140,934        --   8,607           150,032

Issuance of shares in
 secondary offering    1,050,573       11   13,463        --      --            13,474
Issuance of shares
 for stock option         95,020        1    1,234        --      --             1,234
 exercises
Net income (and
 comprehensive income)        --      --        --        --  39,231            39,231
                   -------------------------------------------------------------------

Balance December 31,   50,254,467  $ 503    $155,631      --  47,838     $   203,972
 1998
                   ===================================================================

Comprehensive income is equal to net income during all periods presented.
During all periods presented, the Company has no individual items comprising other comprehensive income.

               See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1.  BACKGROUND AND DESCRIPTION OF THE BUSINESS

CommScope, Inc. ("CommScope" or the "Company") was incorporated in Delaware in January 1997 and, through its wholly owned subsidiary, CommScope, Inc. of North Carolina ("CommScope NC"), formerly a wholly owned indirect subsidiary of General Instrument Corporation ("General Instrument"), operates in the cable manufacturing business. The Company's operations are conducted within one business segment that designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications, local area network and industrial applications. CommScope is a leading manufacturer and supplier of coaxial cable for cable television applications and other communications applications in the United States. CommScope is also a leading supplier of coaxial cable to international cable television markets.

On July 28, 1997 (the "Distribution Date"), through a series of transactions and stockholder dividends initiated by General Instrument (the "Distribution"), CommScope NC became a wholly owned subsidiary of the Company. General Instrument retained no ownership interest in CommScope NC or the Company, which commenced operations as an independent entity with publicly traded common stock on the Distribution Date.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include CommScope and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

BASIS OF PRESENTATION

The accompanying financial statements for periods prior to the Distribution Date include the assets, liabilities, revenues and expenses directly attributable to the Company's operations and an allocation of certain assets, liabilities, general corporate and administrative expenses, and net interest expense from General Instrument. General corporate and administrative expenses were allocated to the Company on a consistent basis using management's estimate of services provided to CommScope by General Instrument. Consolidated net interest expense of General Instrument for each period prior to the Distribution was allocated to CommScope based upon the Company's net assets as a percentage of the total net assets of General Instrument. The provision for income taxes for all periods prior to the Distribution is based on the Company's expected annual effective tax rate, calculated assuming CommScope had filed tax returns as a separate, free-standing entity. The allocations of expenses from General Instrument were made consistently in each period. Although management believes these allocations are reasonable, the financial results prior to the Distribution do not necessarily reflect the financial position and results of operations of CommScope had it operated as a separate, free-standing entity during these periods, and may not be indicative of future operations or financial position.

The financial results of the Company and transfers of capital to/from General Instrument by the Company prior to the Distribution were included in the consolidated results of operations and financial position of General Instrument. Accordingly, all transactions affecting stockholders' equity prior to the Distribution Date are presented as divisional equity in the consolidated statements of stockholders' equity. Transfers of capital to/from General Instrument by the Company reflect the net cash generated or used by the Company during each period prior to the Distribution as a participant in the General Instrument cash management program. After the dividend payment was made to General Instrument in accordance with the terms of the Distribution, the remaining divisional equity was contributed to the Company by General Instrument and is reflected as common stock and additional paid-in capital. Net income of the Company after the Distribution is reflected as a component of retained earnings. At the Distribution Date, CommScope implemented an independent cash management program and assumed responsibility for the general corporate and administrative expenses, financing costs and income taxes associated with operating a separate, free-standing public company.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent amounts on deposit in banks and cash invested temporarily in various instruments with a maturity of three months or less at the time of purchase.

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Average useful lives are 10 to 35 years for buildings and improvements and three to 10 years for machinery and equipment.
Expenditures for repairs and maintenance are charged to expense as incurred.

GOODWILL, OTHER INTANGIBLES AND OTHER LONG LIVED ASSETS

Goodwill is being amortized on a straight-line basis over 35 to 40 years. Other intangibles consist primarily of patents and customer lists, which are being amortized on a straight-line basis over approximately 17 years.

Management continually reassesses the appropriateness of both the carrying value and remaining life of long lived assets by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis, and other factors. Management believes that, as of December 31, 1998, the carrying value and remaining life of recorded goodwill, other intangibles and other long lived assets is appropriate.

INCOME TAXES

The  Company's   operating  results  were  part  of  General   Instrument's
consolidated federal and certain state income tax returns prior to the Distribution, including 1997 income tax returns for the period up to the Distribution Date. For periods prior to the Distribution, currently payable or refundable federal income taxes (plus certain state income taxes) and changes in deferred tax assets and liabilities were settled with General Instrument through divisional equity.

The provision for income taxes has been determined as if CommScope had filed separate tax returns for the periods presented prior to the Distribution. Future tax rates could vary from the historical effective tax rates depending upon the Company's future legal structure and tax elections.

Under a tax-sharing agreement entered into with General Instrument and other previously related parties in connection with the Distribution, adjustments to taxes paid by General Instrument in the pre-Distribution period that are clearly attributable to the business of CommScope will be the responsibility of the Company.

Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Investment tax credits are recorded using the flow-through method.

REVENUE RECOGNITION

Revenue from sales of the Company's products is recorded at the time the goods are shipped and title passes.

ADVERTISING COSTS

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.9 million in 1998, $1.2 million in 1997 and $0.8 million in 1996.

NET INCOME PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Net income per share (basic) is computed by dividing net income by the weighted-average number of common shares outstanding. Net income per share (assuming dilution) is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding. The following table reconciles shares outstanding for each computation of net income per share under SFAS No. 128:

                                         Year Ended December 31,
                                     --------------------------------
                                      1998     1997 (A)   1996 (A)
                                    ---------  ---------  -----------

Weighted-average number of common
 shares outstanding                   49,221     49,107     49,105
Dilution effect of employee stock        300        131         95
options (B)                         ---------  ---------  ---------
Weighted-average number of common
and
  common equivalent shares            49,521     49,238     49,200
outstanding                         =========  =========  =========

(A) Weighted-average shares outstanding information for 1997 and 1996 is presented on a pro forma basis, and assumes that a total of 49.1 million common shares and 49.2 million common and common equivalent shares were outstanding from January 1, 1996 to the Distribution Date. Additionally, the weighted-average share information for 1997 reflects the impact of changes in common shares outstanding and stock option dilution subsequent to the Distribution Date. Pro forma net income per share information is presented in Note 3.

(B)  For additional  information regarding employee stock options, see Note
     12.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

The Company  adopted SFAS No. 130,  "Reporting  Comprehensive  Income",  on
January 1, 1998. Comprehensive income is defined as "all changes in stockholders' equity exclusive of transactions with owners". Examples of items to be reported as "other comprehensive income" include unrealized gains or losses on available-for-sale securities, translation adjustments on investments in consolidated foreign subsidiaries and certain changes in minimum pension liabilities. There were no transactions representing other comprehensive income during the years ended December 31, 1998, 1997 or 1996.

Comprehensive income will also include gains and losses on certain derivative transactions that qualify as hedges, as computed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was issued in June 1998 and will be adopted by the Company on January 1, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting standards for derivatives that qualify as fair value hedges, cash flow hedges and hedges of foreign currency exposures of net investments in foreign operations. Management is evaluating the impact of the adoption of SFAS No. 133 on the Company's financial position and operations.

3.  PRO FORMA FINANCIAL INFORMATION

The Company's earnings were included in General Instrument's results of operations for all periods presented prior to the Distribution. Additionally, the capital structure of the Company changed significantly as a result of initial borrowings under the Company's credit facility on the Distribution Date, which were utilized primarily to make a dividend payment to General Instrument in accordance with the terms of the Distribution (see Note 9). Accordingly, no historical net income per share data has been presented for 1997 and 1996.

The unaudited pro forma financial information below presents the consolidated statements of income of CommScope as if the Distribution had occurred on January 1, 1996. The unaudited pro forma financial information does not purport to represent what the Company's operations actually would have been for the years presented or to project the Company's operating results for any future period.

The unaudited pro forma information below was prepared by adjusting the historical consolidated statements of income of the Company to reflect interest expense based on a net debt level of $275 million at the beginning of each period presented. Pro forma interest expense was computed using an assumed weighted-average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with borrowings initially outstanding under the Company's credit facilities at the Distribution Date. Weighted-average common and common equivalent shares outstanding at the Distribution Date are assumed to be outstanding since January 1, 1996 (see Note 2 for additional information on weighted-average shares outstanding).

Giving effect to the Distribution as of January 1, 1996, pro forma net income was $34,604 for the year ended December 31, 1997 ($0.70 per share - basic and assuming dilution) and $51,908 for the year ended December 31, 1996 ($1.06 per share - basic and assuming dilution). Pro forma net income for 1997 was calculated based on net interest expense of $18.1 million and income tax expense of $22.3 million. Pro forma net income for 1996 was calculated based on net interest expense of $18.4 million and income tax expense of $31.8 million.

4.  JOINT VENTURE

In August 1995, CommScope entered into a joint venture agreement with Pacific Dunlop Ltd. to produce cable in Australia, acquiring a 49% ownership interest. The Company's share of income and losses from the joint venture is recorded as other income (expense) in the consolidated statements of income using the equity method of accounting. The Company's share of income from the joint venture was $1.3 million in 1996. The Company's share of losses from the joint venture in 1997 was $6.1 million, including the significant fourth quarter 1997 charges discussed below.

Due to certain governmental regulation changes and other events affecting the market for cable products in Australia during 1997, manufacturing operations of the joint venture were suspended in August 1997 and formally discontinued by decision of the joint venture's directors in December 1997. During the fourth quarter of 1997, CommScope recorded pretax charges of $3.9 million to other expense to reduce its total current financial investment in the joint venture to expected net realizable value. Tax benefits were recorded at the Company's effective tax rate reduced by a $0.7 million valuation allowance established for expected non-deductible capital losses resulting from the investment (see Note 11 for additional information on income taxes). Net of tax benefits of $0.8 million, these charges reduced 1997 net income by $3.1 million ($0.06 per share).

In July 1998, a formal termination and dissolution agreement for the joint venture was completed. The liquidation of the joint venture's assets in 1998, which was impacted by the terms of the formal termination and dissolution agreement between the partners, resulted in improved expectations for the financial position of the joint venture at final dissolution than was anticipated at December 1997. Accordingly, $2.0 million of the 1997 pretax charges related to the Company's financial investment in the joint venture were reversed into other income ($0.04 per share after taxes, including reversal of the capital loss valuation allowance established in 1997).

Sales of cable products to the joint venture by CommScope totaled $0.9 million in 1998, $10.3 million in 1997 and $24.7 million in 1996.

5.  ACQUISITIONS AND DIVESTITURES

In May 1996, CommScope acquired certain assets and assumed certain liabilities of a specialty high performance wire and cable manufacturing operation from Teledyne Industries, Inc. ("Teledyne") for a net purchase price of $17.8 million. The acquired operation specializes in high temperature aerospace and industrial cables (the "High Temperature Aerospace and Industrial Cable Business") and local area network cables. The acquisition was accounted for as a purchase business combination and, accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair value at the date of the acquisition.

In February 1998, the Company sold certain real and personal property and inventories of the High Temperature Aerospace and Industrial Cable Business to Alcatel NA Cable Systems, Inc. for an adjusted price of $13 million. The Company retained the LAN manufacturing equipment previously purchased from Teledyne. The Company recognized a pre-tax gain from the sale of $1,873 in other income.

Sales from the High Temperature Aerospace and Industrial Cable Business totaled $2.4 million in 1998 prior to the sale, $16.5 million in 1997 and $7.3 million in 1996 subsequent to the acquisition from Teledyne.

6.  INVENTORIES

                                             December 31,
                                      ---------------------------
                                         1998           1997
                                     -------------- -------------

Raw materials                             $ 12,379      $ 16,376
Work in process                              5,811         8,860
Finished goods                              11,796        16,987
                                     -------------- -------------
                                          $ 29,986      $ 42,223
                                     ============== =============

The principal raw materials purchased by CommScope (fabricated aluminum, plastics, bi-metals, copper and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. To the extent that CommScope is unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of operations of CommScope.

7.  PROPERTY, PLANT AND EQUIPMENT

                                             December 31,
                                      ---------------------------
                                         1998           1997
                                     -------------- --------------

Land and land improvements                $  3,577       $  3,218
Buildings and improvements                  43,639         47,202
Machinery and equipment                    158,333        142,618
Construction in progress                    10,418          7,375
                                     -------------- --------------
                                           215,967        200,413
Accumulated depreciation                  (80,885)       (67,178)
                                     ============== ==============
                                         $ 135,082      $ 133,235
                                     ============== ==============

8.  OTHER ACCRUED LIABILITIES

                                      ---------------------------
                                             December 31,
                                      ---------------------------
                                         1998           1997
                                     -------------- -------------

Salaries and compensation
liabilities                               $ 12,379      $  8,904
Post-retirement benefit liabilities          5,063         5,611
Product reserves                             1,799         1,791
Interest                                       697         2,540
Other                                        6,775         5,670
                                     -------------- -------------
                                          $ 26,713     $  24,516
                                     ============== =============

9.  LONG-TERM DEBT

                                             December 31,
                                      ---------------------------
                                         1998           1997
                                     -------------- -------------

Credit Agreement (as defined below)      $ 171,000      $255,000
IDA Notes (as defined below)                10,800        10,800
                                     --------------
                                           181,800       265,800
-------------------------------------
Less current portion                            --            --
-------------------------------------
                                     ============== =============
                                         $ 181,800      $265,800
                                     ============== =============


On July 23, 1997 the Company entered into an unsecured $350 million revolving credit agreement with a group of banks (the "Credit Agreement"). On the Distribution Date, the Company initially borrowed $266 million under the Credit Agreement. The initial borrowings were utilized to make a dividend payment to General Instrument in accordance with the terms of the Distribution and to fund debt issuance costs of the Credit Agreement. The Company utilizes the Credit Agreement for, among other things, general working capital needs, financing capital expenditures and other general corporate purposes.

The Credit Agreement provides a total of $350 million in available revolving credit commitments through (i) loans available at various interest rates and interest maturity periods (collectively, the "Revolving Credit Loans"); and (ii) the issuance of standby or commercial letters of credit ("Letters of Credit") of up to $50 million, of which $0.6 million was outstanding at December 31, 1998. All amounts borrowed under the Credit Agreement are due on December 31, 2002.

At the Company's option, advances under the Revolving Credit Loans are available by choosing from one of the following types of loans, which primarily are differentiated by the interest rates available: (i) an ABR Loan (as defined in the Credit Agreement), with interest based on the highest of the prime rate of The Chase Manhattan Bank, the Base CD Rate (as defined in the Credit Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%; (ii) a Eurodollar Loan (as defined in the Credit Agreement), with interest based on the Eurodollar Rate (LIBOR) plus a margin that will vary based on the Company's performance with respect to certain calculated financial ratios as defined in the Credit Agreement; (iii) an Absolute Rate Bid Loan (as defined in the Credit Agreement), with interest determined through competitive bid procedures among qualified lenders under the Credit Agreement; and (iv) a Swing Line Loan (as defined in the Credit Agreement) for up to an aggregate amount of $30 million, with interest based on a money market rate, the ABR Loan rate, or a combination thereof.

Interest on the Revolving Credit Loans generally is payable quarterly in arrears or, for a Eurodollar Loan, at the end of an interest period date that is specified at the time funds are advanced to the Company, not to exceed three months. A facility fee based on the total commitment under the Credit Agreement and a fee for outstanding letters of credit are payable quarterly.

The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends, and maintaining certain minimum levels of consolidated net worth, leverage ratio and interest coverage ratio. The Company was in compliance with these covenants at December 31, 1998.

In January 1995, CommScope entered into a $10.8 million loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the "IDA Notes"). Borrowings under the IDA Notes bear interest at variable rates based upon current market conditions for short-term financing. All outstanding borrowings under the IDA Notes are due on January 1, 2015.

In addition to the above borrowings, the Company also had an outstanding letter of credit at December 31, 1998 of $20.3 million related to the acquisition of a coaxial cable business in Seneffe, Belgium (see Note 18). At December 31, 1998 the weighted-average effective interest rate on outstanding borrowings and associated credit fees under the Credit Agreement and the IDA Notes was 6.16%.

As of December 31, 1998, the Company had entered into interest rate swap agreements to effectively convert an aggregate amount of $100 million of variable-rate borrowings to a fixed-rate basis. Contracts for notional amounts of $50 million each expire in April 1999 and October 2001, respectively. Under the agreements, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and fixed rates of 5.79% and 4.81%, respectively. Net payments or receipts resulting from the swap agreements are recorded as adjustments to interest expense in each quarter.

Interest paid by the Company totaled $17.1 million in 1998, $5.5 million in 1997 and $0.6 million in 1996. Interest costs incurred prior to the Distribution, with the exception of interest on the IDA Notes, were settled with General Instrument through divisional equity.

10.  EMPLOYEE BENEFIT PLANS

The Company sponsors the CommScope, Inc. of North Carolina Employees Profit Sharing and Savings Plan (the "Profit Sharing and Savings Plan"). The majority of contributions to the Profit Sharing and Savings Plan are made at the discretion of the Company's Board of Directors. In addition, eligible employees may elect to contribute up to 10% of their salaries. CommScope contributes an amount equal to 50% of the first 4% of the employee's salary that the employee contributes. CommScope contributed $6.8 million in 1998, $8.4 million in 1997 and $6.5 million in 1996 to the Profit Sharing and Savings Plan, of which $5.4 million, $7.0 million and $5.5 million each year was discretionary.

The Company also sponsors an unfunded post-retirement group medical and dental plan (the "Post-Retirement Health Plan") that provides benefits to full-time employees who retire from the Company at age 65 or greater with a minimum of 10 years of active service. The Post-Retirement Health Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance, with Medicare as the primary provider of health-care benefits for eligible retirees. The accounting for the Post-Retirement Health Plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to maintain a consistent level of cost sharing with retirees. The Company recognizes the cost of providing and maintaining post-retirement benefits during employees' active service periods.

Additionally, the Company sponsors a non-qualified unfunded supplemental executive retirement plan ("SERP") that provides certain executives with defined pension benefits.

Amounts accrued under the Post-Retirement Health Plan and SERP (collectively, the "Defined Benefit Plans") are included in other long-term liabilities. The following table summarizes combined information for the Defined Benefit Plans:

                                                December 31,
                                          --------------------------
                                             1998        1997
                                          ----------- --------------

Change in benefit obligation:
 Post-retirement benefit obligation,
beginning of year                         $   13,366    $  7,708
  Service cost                                   726         701
  Interest cost                                  860         833

  Plan participants' contributions                24          15
  Curtailment due to divestiture (see         (1,348)         --
Note 5)
  Actuarial loss                                 391       4,158
  Benefits paid                                 (104)        (49)
                                          ----------- ------------
 Post-retirement benefit obligation, end      13,915      13,366
of year
                                          ----------- ------------

Change in plan assets:
 Fair value of plan assets, beginning of          --          --
year
  Employer and plan participant                  104          49
contributions
  Benefits paid                                 (104)        (49)
                                          ----------- ------------
 Fair value of plan assets, end of year           --          --
                                          ----------- ------------


Funded status (post-retirement benefit
obligation in excess of fair value of         13,915      13,366
plan assets)
  Unrecognized net actuarial loss             (3,020)     (4,042)
                                          =========== ============
Accrued benefit cost, end of year         $   10,895    $  9,324
                                          =========== ============
Discount rate                                  6.75%       7.25%
Rate of compensation increase                  4.75%       4.75%

Components of net periodic benefit cost for the Defined Benefit Plans consist of the following components:

                                       Year Ended December 31,
                                ---------------------------------------
                                  1998          1997         1996
                                ------------  ------------ ------------

Service cost                         $ 726       $   701       $  412
Interest                               860           833          506
Recognized actuarial loss               65           113           --
                               ------------  ------------ ------------
Net periodic benefit cost          $ 1,651      $  1,647       $  918
                               ============  ============ ============

For measurement purposes, a 9% annual rate of increase in health care costs was assumed for 1999 and is assumed to decrease gradually to 4% for 2007 and remain at that level thereafter. The increase in the post-retirement benefit obligation in 1997 reflects actuarial losses primarily related to changes in expected future post-retirement health care claim costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for the Post-Retirement Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                             One             One
                                          Percentage-     Percentage-
                                            Point            Point
                                           Increase       Decrease
                                          ------------------------------

Effect on total of service and interest
cost components of net periodic benefit
cost                                       $    383         (281)
Effect on post-retirement benefit             2,382       (1,787)
obligation

11.  INCOME TAXES

The components of the provision for income taxes and the reconciliation of the statutory U.S. federal income tax rate to the Company's effective rate are as follows:

                                      Year Ended December 31,
                                -------------------------------------
                                  1998         1997          1996
                               -----------   ----------   -----------

Current:
  Federal                      $             $            $
                                  17,464       20,200        29,928
  State                            1,731        2,482         4,023
                              -----------    --------     ---------

  Current income tax provision    19,195       22,682        33,951
                              -----------    --------     ---------

Deferred:
  Federal                          1,721        1,176         1,044
  State                               67          198           (14)
                              -----------    --------     ---------
  Deferred income tax              1,788        1,374         1,030
provision
                              -----------    --------     ---------

Total provision for income
taxes                          $  20,983     $ 24,056        34,981
                              ===========    ========     =========
Statutory U.S. federal income
tax rate                           35.0%        35.0%        35.0%
State income taxes, net of          2.0          2.7          2.8
federal benefit
Foreign sales corporation          (3.8)        (2.8)        (2.2)
benefit
Permanent items and other           2.7          3.1          2.4
Change in valuation allowance
for capital
  loss carry-forward               (1.1)         1.1           --
                              -----------    --------     ---------
Effective income tax rate          34.8%        39.1%        38.0%
                              ===========    ========     =========

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet are as follows:

                                             December 31,
                                      ---------------------------
                                         1998           1997
                                     -------------- -------------
Deferred tax assets:
  Accounts receivable and inventory    $  6,358       $  6,347
reserves
  Product reserves                          683            681
  Employee benefits                       3,421          3,208
  Capital loss carry-forward                 --          1,764
  Post-retirement benefits                4,140          3,543
  Other                                   2,934          1,868
                                     -------------- -------------
                                         17,536         17,411
  Valuation allowance                        --           (678)
                                     -------------- -------------
Total deferred tax assets                17,536         16,733

Deferred tax liabilities:
  Property, plant and equipment and     (22,154)       (19,563)
intangibles
                                     -------------- -------------
Net deferred tax liability             $ (4,618)      $ (2,830)
                                     ============== =============

Deferred taxes as recorded on the
balance sheet:
Current deferred tax asset             $ 12,925       $ 12,102

Non-current deferred tax liability      (17,543)       (14,932)
                                     -------------- -------------

Net deferred tax liability             $ (4,618)      $ (2,830)
                                     ============== =============

The valuation allowance at December 31, 1997 relates to a portion of a capital loss carry-forward resulting from the Company's equity investment in an Australian joint venture. The capital losses incurred from the equity investment were lower than anticipated at December 1997 and, accordingly, the valuation allowance was reversed in 1998.

At December 31, 1998 the Company had approximately $2.9 million in state investment tax credits which can be utilized to reduce state income tax liabilities for future tax years through 2005.

For periods prior to the Distribution, currently payable or refundable federal income taxes (plus certain state income taxes) and changes in deferred tax assets and liabilities were settled with General Instrument through divisional equity. Prior to the Distribution, General Instrument settled certain tax matters relating to periods prior to the acquisition of General Instrument by affiliates of Forstmann Little & Co. The settlement of these tax matters decreased the amount payable through divisional equity by the Company to General Instrument and resulted in a credit of $1.8 million to goodwill in 1996. Income tax payments made by the Company in 1998 and for the tax period from the Distribution Date to December 31, 1997 were $18.0 million and $9.0 million, respectively.

12.  STOCK COMPENSATION PLANS

Prior to the Distribution, the Company participated in the General Instrument Corporation 1993 Long Term Incentive Plan (the "GI Incentive Plan"). During 1997, the Company adopted the Amended and Restated CommScope, Inc. 1997 Long Term Incentive Plan (the "CommScope Incentive Plan"), which is substantially identical in design to the GI Incentive Plan. The Company's stockholders formally approved the CommScope Incentive Plan in 1998.

The CommScope Incentive Plan provides for the granting of stock options, restricted stock grants, performance share units and phantom shares to employees of the Company and its subsidiaries and the granting of stock options to non-employee directors of the Company. Awards of stock options made to Company employees and non-employee directors of General Instrument prior to the Distribution under the GI Incentive Plan were transferred to the CommScope Incentive Plan at the Distribution Date (the "Substitute Options"). A total of 2.1 million shares of Substitute Options were transferred at the Distribution Date, and 4.6 million additional shares are authorized for issuance under the CommScope Incentive Plan. Stock options expire 10 years from the date they are granted. Options vest over service periods that range from two to five years. Upon initial election to the Company's board of directors, a non-employee director is granted 1,000 shares of stock which are fully vested and transferable upon issuance.

The following tables summarize the Company's stock option activity from the Distribution Date and information about stock options outstanding at December 31, 1998 (in thousands, except per share information):

                                                            Weighted
                                                            Average
                                            Shares          Exercise
                                           (000's)         Price Per
                                                             Share
                                        ---------------  ---------------

Substitute Options transferred from GI          2,149        $   12.70
Incentive Plan
Granted                                         1,674            12.31
Cancelled                                         (15)           13.19
                                        ---------------  ---------------
Stock options outstanding at December           3,808            12.53
31, 1997

Granted                                         1,178            15.16
Cancelled                                        (359)           12.28

Exercised                                         (95)           12.01
                                        ===============  ===============
Stock options outstanding at December           4,532        $   13.25
31, 1998
                                        ===============  ===============

Stock options exercisable at December           1,690        $   12.70
31, 1998
                                        ===============  ===============

Shares reserved for future issuance at
  at December 31, 1998                          2,122
                                        ===============

                     Options Outstanding            Options Exercisable
             -------------------------------------------------------------

                            Weighted-
                             Average        Weighted-               Weighted-Average
                            Remaining       Average                    Exercise
 Range of                  Contractual     Exercise                    Price Per
 Exercise         Shares      Life (in       Price Per       Shares    Exercise Price
  Prices          (000's)      Years)          Share        (000's)    Per Share
------------ ---------------------------------------  ---------------------------

 $8 to $10           176         4.1         $ 8.75           176      $ 8.75
 10 to 15          3,182         8.0          12.74         1,480       13.10
 15 to 18          1,174         9.8          15.29            34       15.95
           ========================================  ================================
 $8 to $18         4,532         8.3        $ 13.25         1,690      $12.70
           ========================================  ================================

Disclosures required by SFAS No. 123 are as follows:

                                        Year Ended December 31,
                                   -------------------------------------
                                    1998         1997         1996
                                   ---------   ----------   ------------
Valuation assumptions:
  Expected option term (years)        4.5          4.5          4.5
  Expected volatility                50.0%        47.4%        47.4%
  Expected dividend yield             0.0%         0.0%         0.0%
  Risk free interest rate             6.0%         6.0%         6.0%
Weighted average fair value per    $  7.35      $  6.06      $  5.99
option (A)
Pro forma effects of SFAS No.
123 (B):
  Net income                      $ 37,803     $ 32,546     $ 51,520
  Net income per share - basic        0.77         0.66         1.05
  Net income per share -              0.76         0.66         1.05
assuming dilution

(A)  Estimated using Black-Scholes option pricing model.

(B) The Company has elected to account for stock options under Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Pro forma information presents net income and net income per share if compensation expense for grants made after January 1, 1995 had been recorded under SFAS No. 123. The 1997 and 1996 pro forma information is presented after giving effect to the pro forma adjustments for the Distribution - see Note 3.

13.  STOCKHOLDER RIGHTS PLAN

On June 10, 1997, the Board of Directors adopted a stockholder rights plan designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the rights plan, each stockholder received a dividend of one right for each outstanding share of Common Stock, which was distributed on July 29, 1997. The rights are attached to, and presently only trade with, the Common Stock and currently are not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Participating Preferred Stock") at a price of $60.

The rights become exercisable and will begin to trade separately from the Common Stock upon the earlier of (i) the first date of public announcement that a person or group (other than the FLC Entities or pursuant to a Permitted Offer, each as defined) has acquired beneficial ownership of 15% or more of the outstanding Common Stock; or (ii) 10 business days following a person's or group's commencement of, or announcement of and intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the Common Stock. The rights will entitle holders (other than an Acquiring Person, as defined) to purchase Common Stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase $120 worth of the surviving company's common stock for $60. The Company may redeem the rights for $0.01 each at any time prior to such acquisitions. The rights will expire on June 12, 2007.

In connection with the rights plan, the Board of Directors approved the creation of (out of the authorized but unissued shares of preferred stock of the Company) Participating Preferred Stock, consisting of 0.4 million shares with a par value of $0.01 per share. The holders of the Participating Preferred Stock are entitled to receive dividends, if declared by the Board of Directors, from funds legally available. Each share of Participating Preferred Stock is entitled to one thousand votes on all matters submitted to stockholder vote. The shares of Participating Preferred Stock are not redeemable by the Company nor convertible into Common Stock or any other security of the Company.

14.  CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many different geographic areas. Accordingly, the Company does not consider itself to have any significant concentrations of credit risk at December 31, 1998 and 1997. The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and interest rate and commodity price swap contracts. At December 31, 1998 and 1997, the book values of each of the financial instruments recorded on the Company's balance sheet are considered representative of their respective fair values due to their variable interest rates and / or short terms to maturity. The fair values of the interest rate and commodity price swap contracts outstanding at each balance sheet date, which are not recorded on the Company's balance sheet, are not material to the Company's financial position. Fair value of the Company's debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of arrangements.

CommScope has established a risk management strategy that includes the use of derivative financial instruments primarily to reduce its exposure to market risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. CommScope does not utilize derivative financial instruments for trading purposes, nor does it engage in speculation. The Company believes that the various counter-parties with which the Company enters into derivative agreements consist of only financially sound institutions and, accordingly, believes that the credit risk for non-performance of these contracts is remote.

As of December 31, 1998 the Company had entered into a commodity price swap agreement to effectively lock in a fixed price for a portion of its third quarter 1999 aluminum purchases. The total value of aluminum covered by the commodity price swap agreement equates to less than 1% of the Company's average quarterly cost of sales. Also as of December 31, 1998, the Company had two outstanding interest rate swap agreements with financial institutions to effectively convert an aggregate amount of $100 million of variable-rate borrowings to a fixed-rate basis (discussed more completely in Note 9). The Company had not entered into any derivative financial instruments related to foreign currency exchange rates at December 31, 1998.

15.  COMMITMENTS AND CONTINGENCIES

CommScope leases certain equipment under operating leases expiring at various dates through the year 2008. Rent expense was $4.2 million in 1998, $3.0 million in 1997 and $3.9 million in 1996. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 1998 are: $2,674 in 1999; $2,053 in 2000; $1,674 in
2001; $1,272 in 2002; $1,044 in 2003; and $3,672 thereafter.

CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on the Company's financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. The
Company's manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company's financial statements.

16. INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHICAL INFORMATION

The Company's operations are conducted within one business segment that designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications, local area network and industrial applications.

Sales of coaxial cable products to a major customer were approximately 9%, 7% and 11% of net sales in 1998, 1997 and 1996, respectively. No other customer accounts for 10% or more of net sales during any of the three fiscal years in the period ended December 31, 1998.

Sales to related parties were less than 2% of net sales in 1998 and less than 1% of net sales in 1997. Purchases from related parties were less than 1% of cost of sales and operating expenses in 1998.

Export sales from the United States comprised 24%, 33% and 35% of net sales in 1998, 1997 and 1996, respectively. Export sales by geographic region and sales by product are as follows (in millions):


                                         Years Ended December 31,
                                  -----------------------------------------
                                           1998          1997         1996
                                   ----------------------------------------

Latin America                           $  43.0       $  74.3      $  62.9
Asia / Pacific Rim                         40.1          57.6         72.6
Europe                                     39.2          48.0         45.0
Canada                                     14.9          17.5         17.7
Other                                       2.6           3.0          2.7
                                   ----------------------------------------

Total export sales                      $ 139.8       $ 200.4      $ 200.9
                                   ========================================

                                         Years Ended December 31,
                                  -----------------------------------------
                                           1998          1997         1996
                                   ----------------------------------------
Cable television and other video
application
  products                              $ 457.2       $ 491.5      $ 489.4
Local area network products                74.8          76.6         66.5
Other products                             39.7          31.1         16.3
                                   ----------------------------------------
Total sales by product                  $ 571.7       $ 599.2      $ 572.2
                                   ========================================

17.  QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                       First    Second     Third    Fourth
                                      Quarter   Quarter   Quarter   Quarter
                                     -----------------------------------------
Fiscal 1998:
  Net sales                          $133,602  $141,886  $150,057  $146,188
  Gross profit                         27,568    32,697    37,281    37,047
  Operating income                     11,979    17,016    21,519    20,456
  Net income                            6,332     8,499    11,421    12,979
  Net income per share, basic and
assuming                                 0.13      0.17      0.23      0.26
  dilution (1)

Fiscal 1997:
  Net sales                          $147,874  $159,291 $147,269   $144,782
  Gross profit                         39,240    39,371   31,941     30,448
  Operating income                     25,353    23,138   16,261     14,430
  Net income                           14,155    12,950    7,424      2,929
  Pro forma net income (2)             12,997    11,664    7,014        n/a
  Pro forma net income per share,
basic and assuming dilution (2)          0.26      0.24     0.14        n/a

(1) Net income per share (basic) for the year ended December 31, 1998 is $0.80.

(2) Historical net income per share data is not applicable through September 30, 1997, as the Company's earnings were part of the results of General Instrument - see Notes 1 and 2. Pro forma net income and net income per share has been prepared in a manner consistent with the presentation of pro forma financial information in Note 3. Historical net income and net income per share (basic and assuming dilution) for the fourth quarter of 1997 is $2,929 and $0.06, respectively.

18.  SUBSEQUENT EVENT

Effective January 1, 1999, the Company acquired certain assets and assumed certain liabilities of Alcatel's coaxial cable business in Seneffe, Belgium. The acquisition provides the Company with a European base of operations, access to established distribution channels and complementary coaxial cable technologies. The operation in Seneffe is the largest CATV coaxial cable manufacturer in Europe with annual sales by Alcatel of approximately $35 million in 1998.

The acquisition will be accounted for as a purchase business combination and, accordingly, the acquired assets and assumed liabilities will be recorded at their estimated fair value at the date of the acquisition of approximately $20 million. Payment for the acquired business will be financed primarily by borrowings under a new credit agreement for 15 million Euros (approximately $17 million) entered into by the Company in the first quarter of 1999.


                              CommScope, Inc.
              Schedule II - Valuation and Qualifying Accounts



                                                        Additions
                                                  ----------------------
                                                              Charged to
                                                                Other
                                    Balance at    Charged to    Accounts   Deductions    Balance at
         Description                Beginning     Costs and    (Describe)  (Describe)      End of
                                    of Period     Expenses        (1)        (2)           Period
--------------------------------   -----------   -----------  -----------  ----------  ------------

Deducted from assets:
 Allowance for doubtful accounts
   Year ended December 31, 1998       $3,985      $  995        $   --      $  854      $ 4,126
   Year ended December 31, 1997       $3,761      $  525        $   --      $  301      $ 3,985
   Year ended December 31, 1996       $3,114      $  750        $  150      $  253      $ 3,761


(1) Valuation accounts of acquired company. Reserves are deducted from assets to which they apply.

(2) Uncollectable customer accounts written off, net of recoveries of previously written off customer accounts.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is contained in the sections captioned "Management of the Company--Board of Directors of the Company", "Management of the Company--Committees of the Board of Directors--Board Meetings", and "Management of the Company--Section 16(a) Beneficial
Ownership Reporting Compliance" included in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders ("1999 Proxy Statement"), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS

     Set forth below is certain information with respect to the executive officers of the Company as of March 1, 1999.

Name and Title             Age                Business Experience
--------------             ---                -------------------

Frank M. Drendel            54    Frank  M.  Drendel  has  been  Chairman  and
Chairman and Chief                Chief  Executive   Officer  of  the  Company
Executive Officer                 since  the   Spin-off.   He  has  served  as
                                  Chairman  and  President  of  CommScope  NC,
                                  currently a  wholly-owned  subsidiary of the
                                  Company,  from 1986 to the  Spin-off and has
                                  served  as  Chief   Executive   Officer   of
                                  CommScope NC since 1976. Mr. Drendel is a director of General Instrument Corporation,
                                  Nextel Communications,  Inc., C-SPAN and the
                                  National Cable Television Association.

Brian D. Garrett            50    Brian  D.  Garrett  has been  President  and
President and Chief               Chief  Operating   Officer  of  the  Company
Operating Officer                 since 1997. He has served as Executive  Vice
                                  President,  Operations of CommScope NC since
                                  1997.  From 1996 to 1997,  he was  Executive
                                  Vice  President  and General  Manager of the
                                  Network  Cable  Division of CommScope NC and
                                  Vice  President  and General  Manager of the
                                  Network Cable Division from 1986 to 1996.

Jearld L. Leonhardt         50    Jearld L.  Leonhardt has been Executive Vice
Executive Vice President          President and Chief Financial  Officer since
and Chief Financial               February  1999.  He has served as  Executive
Officer                           Vice President,  Finance and  Administration
                                  of the Company from the Spin-off until February 1999. He was Treasurer of the
                                  Company from the Spin-off until 1997. He has served as Executive Vice President and Chief
                                  Financial  Officer  of  CommScope  NC  since
                                  February  1999.  He has served as  Executive
                                  Vice President, Finance and Administration of CommScope NC from 1983 until February
                                  1999 and Treasurer of CommScope NC from 1983 until 1997.

William R. Gooden           57    William  R.  Gooden  has  been  Senior  Vice
Senior Vice President             President  and  Controller  of  the  Company
and Controller                    since  the   Spin-off.   He  has  served  as
                                  Senior  Vice  President  and  Controller  of
                                  CommScope   NC  since   1996  and  was  Vice
                                  President and Controller from 1991 to 1996.

Larry W. Nelson             56    Larry  W.  Nelson  has been  Executive  Vice
Executive Vice                    President,  Development of the Company since
President,                        the  Spin-off.  He has  served as  Executive
Development                       Vice President,  Development of

                                  CommScope NC since 1997. From 1988 to 1997, he was Executive Vice President and General Manager of the Cable TV Division of CommScope NC.

Frank J. Logan              56    Frank  J.  Logan  has  been  Executive  Vice
Executive Vice                    President,   International  of  the  Company
President,                        since  the   Spin-off.   He  has  served  as
International                     Executive Vice President,  International  of
                                  CommScope  NC  since  1996.   From  1989  to
                                  1996, he was Vice President, International of CommScope NC.

Gene W. Swithenbank         59    Gene W.  Swithenbank has been Executive Vice
Executive Vice                    President,   Sales  and   Marketing  of  the
President,                        Company  since the  Spin-off.  He has served
Sales and Marketing               as  Executive  Vice  President,   Sales  and
                                  Marketing  for  CommScope  NC since 1997 and
                                  Executive  Vice  President,  CATV  Sales and
                                  Marketing  since  1996.  From  1992 to 1996,
                                  Mr.  Swithenbank  was Senior Vice  President
                                  CATV Sales of CommScope NC.

Randall Crenshaw            42    Randall  Crenshaw  has been  Executive  Vice
Executive Vice                    President,   Procurement/Logistics   of  the
President,                        Company  since the  Spin-off.  He has served
Procurement/Logistics             as      Executive      Vice       President,
                                  Procurement/Logistics  of CommScope NC since
                                  1997.  From 1994 to 1997,  Mr.  Crenshaw was
                                  Vice  President  Operations  for the Network
                                  Cable Division of CommScope NC. Prior to that time, Mr. Crenshaw has held various positions with CommScope NC since 1985.

Frank B. Wyatt, II          36    Frank B. Wyatt,  II has been Vice President,
Vice President, General           General   Counsel  and   Secretary   of  the
Counsel and Secretary             Company  since the  Spin-off.  He has served
                                  as Vice  President  of  CommScope  NC  since
                                  1997 and General  Counsel and  Secretary  of
                                  CommScope  NC  since  1996.   From  1987  to
                                  1996, he was an attorney with the law firm of Bell, Seltzer, Park & Gibson, P.A. (now
                                  Alston & Bird LLP).

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is contained in the section captioned "Management of the Company" in the Company's 1999 Proxy Statement and is incorporated by reference herein. The sections captioned "Management of the Company--Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in the Company's 1999 Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is contained in the sections captioned "Beneficial Ownership of Common Stock" and "Management of the Company--Stock Options" in the Company's 1999 Proxy Statement, which sections are incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the section captioned "Management of the Company--Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement and is incorporated by reference herein.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents Filed as Part of this Report:

         1. Financial Statements.

               The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:

               Independent Auditors' Report.

               Consolidated Statements of Income for the Years ended December 31, 1998, 1997 and 1996.

               Consolidated Balance Sheets at December 31, 1998 and 1997. Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996.

               Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996.

               Notes to Consolidated Financial Statements.

         2. Financial Statement Schedules.

               Schedule II - Valuation and Qualifying Accounts. Included under Part II, Item 8.

               Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. List of Exhibits.  See Index of Exhibits included on page E-1.

      (b)   Reports on Form 8-K:

               On November 30, 1998, the Company filed a current report on Form 8-K announcing the Company's agreement to acquire Texas Instruments' wire clad fabrication equipment and technology.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CommScope, Inc.



Date:  March 25, 1999               By: /s/ Frank M. Drendel
                                       ------------------------------------
                                       Frank M. Drendel
                                       Chairman and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

/s/ Frank M. Drendel            Chairman of the Board and     March 25, 1999
-----------------------------   Chief Executive Officer
    Frank M. Drendel


/s/ Jearld L. Leonhardt        Executive Vice President and   March 25, 1999
-----------------------------   Chief Financial Officer
    Jearld L. Leonhardt        (Principal financial officer)


/s/ William R. Gooden           Senior Vice President and     March 25, 1999
-----------------------------   Controller (Principal
    William R. Gooden           accounting officer)


/s/ Edward D. Breen                      Director             March 25, 1999
-----------------------------
    Edward D. Breen

/s/ Duncan M. Faircloth                  Director             March 25, 1999
-----------------------------
    Duncan M. Faircloth

/s/ Boyd L. George                       Director             March 25, 1999
-----------------------------
    Boyd L. George

/s/ George N. Hutton                     Director             March 25, 1999
-----------------------------
    George N. Hutton

/s/ James N. Whitson                     Director             March 25, 1999
-----------------------------
    James N. Whitson

                             INDEX OF EXHIBITS

Exhibit No.                     Description
-----------                     -----------

  3.1*      Amended and Restated  Certificate of  Incorporation  of CommScope,
            Inc.
  3.2*      Amended and Restated By-Laws of CommScope, Inc.
  4.1**     Rights Agreement, dated June 12, 1997, between CommScope, Inc. and
            ChaseMellon Shareholder Services, L.L.C.
 10.1*      Employee  Benefits  Allocation  Agreement,  dated  as of July  25,
            1997, among NextLevel Systems, Inc., CommScope, Inc. and   General
            Semiconductor, Inc.
 10.2*      Debt and Cash  Allocation  Agreement,  dated as of July 25,  1997, among NextLevel Systems, Inc., CommScope, Inc. and General
            Semiconductor, Inc.
 10.3*      Insurance  Agreement,  dated as of July 25, 1997,  among NextLevel
            Systems, Inc., CommScope, Inc. and General Semiconductor, Inc.
 10.4*      Tax Sharing Agreement,  dated as of July 25, 1997, among NextLevel
            Systems, Inc., CommScope, Inc. and General Semiconductor, Inc.
 10.5*      Trademark  License  Agreement,  dated as of July 25,  1997,  among
            NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor,
            Inc.
 10.6*      Transition Services Agreement,  dated as of July 25, 1997, between
            NextLevel Systems, Inc. and CommScope, Inc.
 10.7*      Credit  Agreement,  dated as of July 23,  1997,  among  CommScope,
            Inc. of North Carolina,  Certain Banks,  The Chase Manhattan Bank,
            as  Administrative  Agent and The Chase  Manhattan  Bank,  Bank of
            America National Trust and Savings Association,  BankBoston, N.A.,
            Bank  of  Tokyo-Mitsubishi   Trust  Company,  CIBC,  Inc.,  Credit
            Lyonnais  Atlanta  Agency,  First Union  National  Bank,  The Fuji
            Bank,  Limited,   Atlanta  Agency,   NationsBank,   N.A.,  Toronto
            Dominion (New York), Inc. and Wachovia Bank, N.A. as Co-Agents.
 10.8*****+ Amended and Restated  CommScope,  Inc.  1997  Long-Term  Incentive
            Plan.
 10.9***+   Form of  Severance  Protection  Agreement  between the Company and certain executive officers.
 10.10****+ Employment  Agreement  between Frank Drendel,  General  Instrument
            Corporation  and  CommScope,  Inc. of North  Carolina,  the Letter
            Agreement related thereto dated May 20, 1993 and Amendment to Employment Agreement dated July 25, 1997.
 10.11      Credit  Agreement  dated  February 26, 1999,  between  First Union
            National Bank and CommScope, Inc. of North Carolina.
 10.12*****+The CommScope, Inc. Annual Incentive Plan.
 21.        Subsidiaries of the Registrant.
 23.        Consent of Deloitte & Touche LLP.
 27.        Financial  Data  Schedule  (filing  only for the  Electronic  Data
            Gathering, Analysis and Retrieval system of the U.S. Securities and Exchange Commission).
 99.        Forward-Looking Information

------------------------
* Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929).

** Incorporated herein by reference from the Registration Statement on Form 8-A filed June 30, 1997 (File No. 1-12929).
*** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 1-12929).
**** Incorporated  by reference from the Company's  Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929).
***** Incorporated  herein by reference from the Company's Quarterly Report on
     Form 10-Q for the period ended March 31, 1998 (File No. 1-12929).
+    Management Compensation.