Form 10-Q
period 1999-03-31
COMMSCOPE INC
filed 1999-05-11
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE  ACT OF 1934

                        For the transition period from             to
                                                       ----------     ---------
                        Commission file number 001-12929


                                 COMMSCOPE, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware             36-4135495
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

Yes  x     No

As of April 30, 1999 there were 50,592,433 shares of Common Stock outstanding.

                                 CommScope, Inc.
                                    Form 10-Q
                                 March 31, 1999
                                Table of Contents






                                                                        Page No.
                                                                    ------------

Part I - Financial Information (Unaudited):

    Item 1.  Condensed Consolidated Financial Statements
                 Condensed Consolidated Statements of Income                  3
                 Condensed Consolidated Balance Sheets                        4
                 Condensed Consolidated Statements of Cash Flows              5
                 Condensed Consolidated Statement of Stockholders' Equity     6
                 Notes to Condensed Consolidated Financial Statements     7 - 9

    Item 2.  Management's Discussion and Analysis of Results of
                   Operations and Financial Position                    10 - 15

Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                16

    Signatures                                                               17


                                 CommScope, Inc.
                    Condensed Consolidated Statements of Income
                (Unaudited--in thousands, except per share amounts)


                                                    Three Months Ended
                                                          March 31,
                                            ------------------------------------
                                                  1999               1998
                                            -----------------  -----------------

Net Sales                                          $ 148,071          $ 133,602
                                            -----------------  -----------------

Operating Costs and Expenses:
   Cost of sales                                     111,236            106,034
   Selling, general and administrative                14,569             12,533
   Research and development                            1,489              1,753
   Amortization of goodwill                            1,247              1,303
                                            -----------------  -----------------
        Total operating costs & expenses             128,541            121,623
                                            -----------------  -----------------

Operating Income                                      19,530             11,979
Other income, net                                         10              2,127
Interest expense                                      (2,798)            (4,197)
Interest income                                          139                158
                                            -----------------  -----------------

Income before Income Taxes                            16,881             10,067
Provision for income taxes                            (6,121)            (3,735)
                                            -----------------  -----------------

Net Income                                          $ 10,760            $ 6,332
                                            =================  =================

Net income per share:
   Basic                                              $ 0.21             $ 0.13
   Assuming dilution                                  $ 0.21             $ 0.13

Weighted-average shares outstanding:
   Basic                                              50,401             49,120
   Assuming dilution                                  51,218             49,301


See notes to condensed consolidated financial statements.


                                 CommScope, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                          (unaudited)
                                                   March 31,       December 31,
                                                     1999              1998
                                                --------------   ---------------

                       Assets

Cash and cash equivalents                             $ 9,476           $ 4,129
Accounts receivable, less allowance for doubtful
  accounts of $4,313 and $4,126, respectively         104,206            93,627
Inventories                                            37,058            29,986
Prepaid expenses and other current assets               1,520             3,745
Deferred income taxes                                  13,500            12,925
                                                --------------   ---------------
      Total current assets                            165,760           144,412

Property, plant and equipment, net                    149,682           135,082
Goodwill, net of accumulated amortization of
   $44,641 and $43,396, respectively                  166,241           164,024
Other intangibles, net of accumulated amortization
   of $29,999 and $29,314, respectively                18,766            19,451
Investments and other assets                            2,386             2,358
                                                --------------   ---------------

      Total Assets                                  $ 502,835         $ 465,327
                                                ==============   ===============

        Liabilities and Stockholders' Equity

Accounts payable                                     $ 33,539          $ 23,717
Other accrued liabilities                              35,491            26,713
                                                --------------   ---------------
      Total current liabilities                        69,030            50,430

Long-term debt                                        187,951           181,800
Deferred income taxes                                  17,000            17,543
Other non-current liabilities                          12,013            11,582
                                                --------------   ---------------
      Total Liabilities                               285,994           261,355

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value; Authorized
   shares:  20,000,000; Issued and outstanding
   shares:  None at March 31, 1999 and
   December 31, 1998                                      --                 --
Common Stock, $.01 par value; Authorized
   shares:  300,000,000; Issued and outstanding
   shares:  50,519,673 at March 31, 1999;
   50,254,467 at December 31, 1998                        505               503
Additional paid-in capital                            159,065           155,631
Retained earnings                                      58,598            47,838
Accumulated other comprehensive income                 (1,327)               --
                                                --------------   ---------------
      Total Stockholders' Equity                      216,841           203,972
                                                --------------   ---------------

      Total Liabilities and Stockholders'Equity     $ 502,835         $ 465,327
                                                ==============   ===============

See notes to condensed  consolidated  financial statements.


                                 CommScope, Inc.
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                       Three Months Ended
                                                            March 31,
                                           -------------------------------------
                                                    1999                1998
                                           -----------------   -----------------

Operating Activities:
Net income                                         $ 10,760             $ 6,332
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     6,932               6,025
    Gain on sale of Elm City assets                      --              (1,873)
    Changes in assets and liabilities:
       Accounts receivable                          (14,080)                553
       Inventories                                   (1,945)                999
       Prepaid expenses and other current
        assets                                        2,225               1,145
       Deferred income taxes                         (1,118)             (1,514)
       Accounts payable & other accrued
        liabilities                                  18,492               7,585
       Other non-current liabilities                    431                 330
       Other                                            (98)                195
                                           -----------------   -----------------
Net cash provided by operating activities            21,599              19,777

Investing Activities:
    Additions to property, plant and equipment       (9,018)             (3,144)
    Acquisition of business in Seneffe, Belgium     (17,023)                 --
    Sale of assets of the high temperature
      aerospace and industrial cable business            --               8,885
    Other                                                --                  13
                                           -----------------   -----------------
Net cash provided by (used in)
 investing activities                               (26,041)              5,754

Financing Activities:
    Net repayments under revolving credit
     facility                                       (10,000)            (15,000)
    Proceeds of term loan facility for
     acquisition of business in Seneffe, Belgium     16,353                  --
    Exercise of stock options                         3,417                 393
    Issuance of stock to outside director                19                  --
                                           -----------------   -----------------
Net cash provided by (used in)
  financing activities                                9,789             (14,607)

Change in cash and cash equivalents                   5,347              10,924
Cash and cash equivalents, beginning of period        4,129               3,330
                                           -----------------   -----------------
Cash and cash equivalents, end of period            $ 9,476            $ 14,254
                                           =================   =================

See notes to condensed  consolidated  financial statements.



                                  CommScope, Inc.
              Condensed Consolidated Statement of Stockholders' Equity
                  (Unaudited - in thousands, except share data)
                        Three Months Ended March 31, 1999



                                             Number of                  Additional                  Other        Total
                                           Common Shares      Common      Paid-In    Retained  Comprehensive  Stockholders'
                                            Outstanding        Stock      Capital    Earnings       Income       Equity
                                           -------------------------------------------------------------------------------

Balance December 31, 1998                      50,254,467       $ 503    $ 155,631    $ 47,838           $--    $ 203,972

Issuance of shares for stock option
  exercises                                       264,206           2        3,415          --            --        3,417
Issuance of shares to outside director              1,000          --           19          --            --           19
Comprehensive income - currency
  translation adjustment                               --          --           --          --        (1,327)      (1,327)
Net income                                             --          --           --      10,760            --       10,760
                                           -------------------------------------------------------------------------------

Balance March 31, 1999                         50,519,673       $ 505    $ 159,065    $ 58,598      $ (1,327)   $ 216,841
                                           ===============================================================================


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

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of income for the three months ended March 31, 1999 and 1998, the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, and the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1999 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three months ended March 31, 1999 and 1998. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998 audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

         Inventories consist of:


                                              March 31,       December 31,
                                                1999              1998
                                                 1999
                                             -----------      ------------


                 Raw materials           $      13,735      $      12,379

                 Work in process                 9,185              5,811

                 Finished goods                 14,138             11,796
                                            ------------      ------------

                                         $      37,058      $      29,986
                                         ===============    ==============

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

3.  NET INCOME PER SHARE

Below is a reconciliation of weighted-average common shares outstanding for basic net income per share to weighted-average common and common equivalent shares outstanding for diluted net income per share:

                                                 Three Months      Three Months
                                               Ended March 31,   Ended March 31,
                                                     1999              1998
                                             -----------------------------------


Average number of common shares outstanding
  - for basic net income per share                      50,401           49,120
Dilutive effect of employee stock options                  817              181
                                             ===================================
Average number of common and common
 equivalent shares outstanding
 - for diluted net income per share                     51,218           49,301
                                             ===================================

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                  March 31,        December 31,
                                                    1999               1998
                                            ------------------ -----------------

Credit Agreement (as defined below)           $       161,000       $   171,000
Eurodollar Credit Agreement (as defined below)         16,151                --
Alabama State Industrial
 Development Authority Notes                           10,800            10,800
                                            ------------------ -----------------
                                              $       187,951       $   181,800
                                            ================== =================

In July 1997, the Company entered into a $350 million revolving credit agreement with a group of banks (the "Credit Agreement"). The Company utilizes the Credit Agreement for, among other things, general working capital needs, financing strategic acquisitions, and other general corporate purposes.

In February 1999, the Company entered into a term loan agreement for 15 million Euros (the "Eurodollar Credit Agreement"). The Company utilized the proceeds of the loan to fund the acquisition costs and working capital needs of a new manufacturing facility in Seneffe, Belgium.

5.    BUSINESS ACQUISITIONS AND DIVESTITURES

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

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

5.    BUSINESS ACQUISITIONS AND DIVESTITURES (continued)

The Seneffe acquisition has been accounted for as a purchase business combination and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of the acquisition of approximately $20 million. Payment for the acquired business was not required until March 1999 and was financed primarily by borrowings under the new Eurodollar Credit Agreement.

6.  NEWLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company beginning with the year ending December 31, 2000. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. Unless otherwise specified, capitalized terms used herein are used as defined in the audited consolidated financial statements of CommScope for the year ended December 31, 1998 or in the unaudited condensed consolidated financial statements included in this document.

HIGHLIGHTS

CommScope reported net income of $11 million ($0.21 per basic and diluted share) for the quarter ended March 31, 1999, an increase of $4 million (70%) from the quarter ended March 31, 1998 net income of $6 million ($0.13 per basic and diluted share pro forma).

Net income for the quarter ended March 31, 1998 includes a one-time pre-tax gain of $2 million related to the sale of the Company's high-temperature aerospace and industrial cables business. Excluding the gain, first quarter 1998 net income was $5 million ($0.10 per share).


             COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH
                PERIOD ENDED MARCH 31, 1999 WITH THE THREE MONTH
                           PERIOD ENDED MARCH 31, 1998

NET SALES

Net sales for the first quarter ended March 31, 1999 increased $14 million (11%) to $148 from the comparable prior year's first quarter net sales of $134 million. The increase in net sales is due to strengthening worldwide coaxial cable sales that were partially offset by decreased domestic networking cable sales.

International sales increased 41% to $43 million for the first quarter 1999 compared to $30 million for the first quarter 1998, due in part to the acquisition of the Company's new coaxial cable business in Seneffe, Belgium.

Net sales to cable television and other video distribution markets ("CATV Products") for the first quarter 1999 increased $14 million (14%) to $119 million from the first quarter 1998. The increase in sales resulted primarily from improving international coaxial cable sales and from stronger sales to domestic cable television system operators (MSOs).

Net sales for local area network and other data applications ("LAN Products") for the first quarter 1999 decreased $8 million (34%) from the first quarter 1998. The sales decrease for LAN Products is due primarily to pricing pressure in the LAN market.

Sales of other cable products for the first quarter 1999 were $15 million compared to $7 million for the first quarter 1998, due to a significant increase in sales of coaxial cable for both wireless and for central office telecommunications applications.

GROSS PROFIT (NET SALES LESS COST OF SALES)

Gross profit for the first quarter 1999 was $37 million compared to $28 million for the first quarter 1998, an increase of 34%. Gross profit margins improved to 24.9% for the first quarter 1999 compared to 20.6% for the first quarter 1998. The primary drivers of the improvement in gross profit and gross profit margins are the increased sales, engineered manufacturing efficiencies including "value capture" vertical integration, material and commodity cost improvements, and improving Cell Reach profitability. These improvements were somewhat offset by lower prices for LAN Products and sales from the Seneffe facility, which has lower than Company-average margins.

The Company anticipates continued improvement in gross profit margins due to ongoing cost reduction initiatives and relatively stable market prices for the Company's coaxial cable products. However, these improvements may be moderated by the difficult pricing environment for LAN Products, the implementation of a new enterprise information management system and increasing commodity prices.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense for the first quarter 1999 was $15 million compared to $13 million for the first quarter 1998. As a percentage of net sales, SG&A expense was 10% and 9%, respectively. SG&A expense increased primarily due to the expansion of sales and marketing efforts for developing products.

RESEARCH AND DEVELOPMENT

Research and development expense as a percentage of net sales remained steady at 1% during all periods presented. The Company has ongoing programs to develop new products and market opportunities for its products and core capabilities and new manufacturing technologies to achieve cost reductions.

OTHER INCOME, NET

In February 1998, the Company sold certain real and personal property and inventories of its high-temperature aerospace and industrial cables business to Alcatel for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $2 million ($0.03 per share, net of tax effect).

INTEREST EXPENSE

Interest expense for the first quarter 1999 was $3 million compared to $4 million for the first quarter 1998. The reduction in interest costs is due to the reduction in borrowings under the Company's credit facility from $251 million at the end of the first quarter 1998 to $188 million at the end of the first quarter 1999.

INCOME TAXES

The effective tax rate was 36% for the first quarter 1999 compared to 37% for the first quarter 1998. The effective tax rate for the entire fiscal year 1998 was 36%.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $22 million for the first quarter 1999 compared to $20 million for the first quarter 1998, an increase of $2 million or 9%. The increase in cash flow provided by operations is primarily due to increased net income offset by slightly higher working capital.

Working capital was $97 million at March 31, 1999 compared to $94 million at December 31, 1998. Based on current levels of orders and backlog, management of the Company believes that working capital levels are appropriate to support future operations.

During the first quarter 1999 the Company invested $9 million in equipment and facilities compared to $3 million for the comparable period in 1998. The capital spending in each period was primarily attributable to capacity expansion, equipment upgrades and vertical integration projects to meet increased current and anticipated future business demands. During the first quarter 1999 the Company also utilized $17 million to acquire the coaxial cable business in Seneffe, Belgium.

The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. During the first quarter 1999 the Company repaid $10 million under its revolving credit facility. Additionally, the Company borrowed 15 million Euros (equivalent to $16.4 million on the date of borrowing) under a new variable rate term loan agreement (the "Eurodollar Credit Agreement") to fund the acquisition of the coaxial cable business in Seneffe, Belgium. Based upon its analysis of the Company's consolidated financial position and the expected results of its operations in the future, management believes that the Company will have sufficient cash flows from future operations and the financial flexibility to attract both short-term and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect the Company's operations or its ability to meet its cash requirements.

In the normal course of business, CommScope uses various financial instruments, including derivative financial instruments, for purposes other than trading. Non-derivative financial instruments include letters of credit and commitments to extend credit (accounts receivable). The Company controls its exposures to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At March 31, 1999, in management's opinion, CommScope did not have any significant exposure to any individual customer or counter-party, nor did CommScope have any significant concentration of credit risk related to any financial instrument.

Derivative financial instruments utilized by CommScope, which are not entered into for speculative purposes, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. At March 31, 1999, the Company evaluated its commodity pricing and foreign currency exchange exposures and concluded that it was not currently beneficial to use derivative financial instruments to hedge its current positions with respect to those exposures. However, the Company's Eurodollar Credit Agreement (which is not a derivative financial instrument) serves as a hedge against currency exchange exposures related to the Company's net investment in its coaxial cable business in Seneffe, Belgium.

As of March 31, 1999, the Company had entered into interest rate swap agreements to effectively convert an aggregate amount of $100 million of outstanding variable-rate borrowings to a fixed-rate basis. Contracts for notional amounts of $50 million each expire in April 1999 and October 2001, respectively. Under the agreements, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and fixed rates of 5.79% and 4.81%, respectively.

Also as of March 31, 1999, the variable rate borrowing under the Eurodollar Credit Agreement was effectively converted into a fixed rate of 4.53% through an interest rate swap agreement with terms that are identical to the Eurodollar Credit Agreement. Net payments or receipts resulting from the various interest rate swap agreements are recorded as adjustments to interest expense in each quarter.

At March 31, 1999, the weighted-average effective interest rate on outstanding borrowings and associated credit fees under the Credit Agreement, the Eurodollar Credit Agreement and the Alabama State Industrial Development Authority Notes was 6.1%.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company beginning with the year ending December 31, 2000. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

EUROPEAN MONETARY UNION - EURO

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. As of that date, the Euro began trading on currency exchanges. The legacy currencies of the participating countries will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. The Company conducts business in member countries.

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

The Company is addressing the issues involved with the introduction of the Euro. Among the issues facing the company are the assessment and conversion of information technology ("IT") systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of legacy currencies. In addition, the Company is reviewing certain existing contracts for potential modification and assessing its pricing / marketing strategies in the affected European markets.

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

Modifications to most written programs for IT systems and applications (which initially were developed in-house) have been in progress by Company personnel since early 1997. In addition, certain non-compliant systems and applications have been or are being replaced with Year 2000 compliant systems and products. Substantially all IT systems and applications acquired from external sources are being upgraded to Year 2000 compliant versions (if they are not already) through system upgrades or through the purchase of new systems. The Company believes that it has achieved 79% Year 2000 compliance for critical internal IT systems and applications at March 31, 1999, with 100% Year 2000 compliance expected by the third quarter of 1999. Virtually all the critical non-IT systems (including a variety of equipment control devices) are currently being identified, evaluated and modified, as appropriate, for Year 2000 compliance through upgrades to Year 2000 compliant devices.

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

The Company currently does not believe that the costs of addressing Year 2000 compliance issues will be material to the Company's results of operations, financial condition or cash flows. The Company estimates that, through March 31, 1999, it has spent $500,000 to address Year 2000 compliance issues for IT systems and applications and $100,000 for non-IT devices. Future expenditures to address Year 2000 compliance issues are currently estimated at $400,000 for IT systems and applications and $300,000 for non-IT devices. The Company expects to finance expenditures for Year 2000 compliance modifications through cash flows from future operations.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projects", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, such as the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in costs and to continue to integrate acquisitions, price fluctuations of materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, international economic and political uncertainties and other specific factors discussed in Exhibit 99 to the Form 10-K for the period ending December 31, 1998. The information contained in this Form 10-Q represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.

                  27       Financial Data Schedule


         (b) Reports on Form 8-K filed during the three months ended March 31, 1999:

                           None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     COMMSCOPE, INC.

May 10, 1999                                          /s/ Jearld L. Leonhardt
Date                                                 Jearld L. Leonhardt
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     Signing    both    in   his
                                                     capacity as Executive  Vice
                                                     President  on behalf of the
                                                     Registrant   and  as  Chief
                                                     Financial  Officer  of  the
                                                     Registrant