Form 10-Q
period 1999-06-30
COMMSCOPE INC
filed 1999-07-30
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

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

Yes   x     No
     ---       ---

As of July 23, 1999 there were 50,737,954 shares of Common Stock outstanding.

                              COMMSCOPE, INC.
                                 FORM 10-Q
                               JUNE 30, 1999
                             TABLE OF CONTENTS






                                                                   Page No.
                                                              -------------

Part I-Financial Information (Unaudited):

    Item 1.  Condensed Consolidated Financial Statements
             Condensed Consolidated Statements of Income               3
             Condensed Consolidated Balance Sheets                     4
             Condensed Consolidated Statements of Cash                 5
               Flows
             Condensed Consolidated Statement of                       6
               Stockholders' Equity
             Notes to Condensed Consolidated Financial             7 - 9
               Statements

    Item 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Position              10 - 16

Part II - Other Information

    Item 1.  Legal Proceedings                                        16
    Item 2.  Changes in Securities                                    16
    Item 4.  Submission of Matters to a Vote of Security              16
              Holders
    Item 6.  Exhibits and Reports on Form 8-K                         17

    Signatures                                                        18

                              COMMSCOPE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                Three Months Ended    Six Months Ended
                                                     June 30,            June 30,
                                            ----------------------  -----------------------
                                              1999        1998         1999        1998
                                            ----------  ----------  ----------- -----------

Net Sales                                   $ 186,882   $ 141,886    $ 334,953   $ 275,488
                                            ----------  ----------  ----------- -----------

Operating Costs and Expenses:
   Cost of sales                              137,022     109,189      248,258     215,223
   Selling, general and administrative         17,330      12,935       31,899      25,468
   Research and development                     1,945       1,449        3,434       3,202
   Amortization of goodwill                     1,347       1,297        2,594       2,600
                                            ----------  ----------  ----------- -----------

      Total operating costs and expenses      157,644     124,870      286,185     246,493
                                            ----------  ----------  ----------- -----------

Operating Income                               29,238      17,016       48,768      28,995
Other income (expense)                            (17)          7           (7)      2,134
Interest expense                               (2,567)     (4,099)      (5,365)     (8,296)
Interest income                                   111         182          250         340
                                            ----------  ----------  ----------- -----------

Income before income taxes                     26,765      13,106       43,646      23,173
Provision for income taxes                     (9,673)     (4,607)     (15,794)     (8,342)
                                            ----------  ----------  ----------- -----------

Net Income                                   $ 17,092     $ 8,499     $ 27,852    $ 14,831
                                            ==========  ==========  =========== ===========


Net income per share:
   Basic                                       $ 0.34      $ 0.17       $ 0.55      $ 0.30
   Assuming dilution                           $ 0.33      $ 0.17       $ 0.54      $ 0.30

Weighted-average shares outstanding:
   Basic                                       50,650      49,177       50,527      49,155
   Assuming dilution                           51,906      49,588       51,613      49,456




         See notes to condensed consolidated financial statements.


                           COMMSCOPE, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 (unaudited)
                                                                   June 30,    December 31,
                                                                     1999         1998
                                                                 -----------  -----------

                               ASSETS

Cash and cash equivalents                                            $ 5,737      $ 4,129
Accounts receivable, less allowance for doubtful accounts of
   $4,919 and $4,126, respectively                                   124,544       93,627
Inventories                                                           35,878       29,986
Prepaid expenses and other current assets                              2,156        3,745
Deferred income taxes                                                 13,369       12,925
                                                                 -----------  -----------
     Total current assets                                            181,684      144,412

Property, plant and equipment, net                                   150,202      135,082
Goodwill, net of accumulated amortization of
   $45,986 and $43,396, respectively                                 164,882      164,024
Other intangibles, net of accumulated amortization of
   $30,684 and $29,314, respectively                                  18,081       19,451
Investments and other assets                                           2,332        2,358
                                                                 -----------  -----------

     Total Assets                                                  $ 517,181    $ 465,327
                                                                 ===========  ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $ 42,180     $ 23,717
Other accrued liabilities                                             37,003       26,713
                                                                 -----------  -----------
     Total current liabilities                                        79,183       50,430

Long-term debt                                                       172,445      181,800
Deferred income taxes                                                 16,576       17,543
Other non-current liabilities                                         12,475       11,582
                                                                 -----------  -----------
     Total Liabilities                                               280,679      261,355

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value; Authorized shares:  20,000,000;
   Issued and outstanding shares:  None at June 30, 1999 and
   December 31, 1998                                                      --            --
Common Stock, $.01 par value; Authorized shares:  300,000,000;
   Issued and outstanding shares:  50,732,762 at June 30, 1999;
   50,254,467 at December 31, 1998                                       507          503
Additional paid-in capital                                           161,706      155,631
Retained earnings                                                     75,690       47,838
Accumulated other comprehensive income (loss)                         (1,401)          --
                                                                 -----------  -----------
     Total Stockholders' Equity                                      236,502      203,972
                                                                 -----------  -----------

     Total Liabilities and Stockholders' Equity                    $ 517,181    $ 465,327
                                                                 ===========  ===========

         See notes to condensed consolidated financial statements.

                              COMMSCOPE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)
                                                                   SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------
                                                                    1999            1998
                                                                -------------   -------------
OPERATING ACTIVITIES:
Net income                                                       $   27,852      $   14,831
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                    14,077          12,184
    Gain on sale of assets of the high temperature
      aerospace and industrial cable business                            --          (1,873)
    Gain on sale of other property, plant and equipment                  (4)             --
    Changes in assets and liabilities:
      Accounts receivable                                           (34,693)         (3,775)
      Inventories                                                    (1,014)          4,341
      Prepaid expenses and other current assets                       1,588           1,259
      Deferred income taxes                                          (1,411)         (2,028)
      Accounts payable and other accrued liabilities                 28,902          25,014
      Other non-current liabilities                                     893             737
      Other                                                            (145)             67
                                                                -------------   -------------
Net cash provided by operating activities                            36,045          50,757

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                      (15,018)         (9,865)
    Acquisition of business in Seneffe, Belgium                     (17,023)             --
    Sale of assets of the high temperature aerospace and
      industrial cable business                                          --           9,654
    Sale of other property, plant and equipment                         172              --
    Other                                                                --             146
                                                                -------------   -------------
Net cash used in investing activities                               (31,869)            (65)

FINANCING ACTIVITIES:
    Net repayments under revolving credit facility                  (25,000)        (47,000)
    Proceeds of term loan facility for acquisition of business
      in Seneffe, Belgium                                            16,353              --
    Exercise of stock options                                         6,060             900
    Issuance of stock to outside director                                19              --
                                                                -------------   -------------
Net cash used in financing activities                                (2,568)        (46,100)

Change in cash and cash equivalents                                   1,608           4,592
Cash and cash equivalents, beginning of period                        4,129           3,330
                                                                -------------   -------------
Cash and cash equivalents, end of period                         $    5,737      $    7,922
                                                                =============   =============


         See notes to condensed consolidated financial statements.

                              COMMSCOPE, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (UNAUDITED - IN THOUSANDS, EXCEPT SHARE DATA)
                       SIX MONTHS ENDED JUNE 30, 1999
                                                                                                         Accumulated
                                                  Number of                                                 Other
                                                   Common                    Additional                 Comprehensive     Total
                                                   Shares        Common        Paid-In      Retained        Income     Stockholders'
                                                 Outstanding     Stock         Capital      Earnings        (Loss)        Equity
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance December 31, 1998                         50,254,467    $      503    $  155,631    $   47,838    $       --    $  203,972

Issuance of shares for stock option exercises        477,295             4         6,056            --            --         6,060
Issuance of shares to outside director                 1,000            --            19            --            --            19
Comprehensive income (loss) - currency
  translation adjustment                                  --            --            --            --        (1,401)       (1,401)
Net income                                                --            --            --        27,852            --        27,852
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance June 30, 1999                             50,732,762    $      507    $  161,706    $   75,690    $   (1,401)   $  236,502
                                                 ============  ============  ============  ============  ============  ============


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

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of income for the three months and the six months ended June 30, 1999 and 1998, the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, and the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1999 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three months and the six months ended June 30, 1999 and 1998. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

      Inventories consist of:


                                      June 30,        December 31,
                                        1999          31, 1998
                                     ------------   --------------

           Raw materials                $  15,078      $  12,379
           Work in process                  8,769          5,811
           Finished goods                  12,031         11,796
                                     ------------   ------------

                                        $  35,878      $  29,986
                                     ============   ============

                              COMMSCOPE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

3.  NET INCOME PER SHARE

Below is a reconciliation of weighted-average common shares outstanding for basic net income per share to weighted-average common and common equivalent shares outstanding for diluted net income per share:

                                       Three     Six      Three     Six
                                       Months    Months   Months    Months
                                       Ended     Ended    Ended     Ended
                                       June 30,  June 30, June 30,  June 30,
                                        1999      1999     1998      1998
                                       ---------------------------------------

Average number of common shares
outstanding - for basic net income     50,650    50,527   49,177     49,155
per share
Dilutive effect of stock options        1,256     1,086      411        301
                                     -----------------------------------------
Average  number of common and common
equivalent shares  outstanding - for
diluted net income per share           51,906    51,613   49,588     49,456
                                     =========================================

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                      June 30,     December 31,
                                                         1999         1998
                                                    ------------ -----------------

Credit Agreement (as defined below)                   $  146,000    $   171,000
Eurodollar Credit Agreement (as defined below)            15,645             --
Alabama State Industrial Development
Authority Notes                                           10,800         10,800
                                                     ----------- -----------------
                                                      $  172,445    $   181,800
                                                     =========== =================

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

5.    BUSINESS ACQUISITIONS AND DIVESTITURES

In February 1998, the Company sold certain real and personal property and inventories of its high-temperature aerospace and industrial cables business to Alcatel for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $1.9 million ($0.02 per basic and diluted share, net of tax effect).

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

6.  NEWLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company beginning with the year ending December 31, 2001. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

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

HIGHLIGHTS

CommScope reported net income of $17 million ($0.34 per basic share and $0.33 per diluted share) for the quarter ended June 30, 1999, an increase of $9 million (101%) from the quarter ended June 30, 1998 net income of $8 million ($0.17 per basic and diluted share).

For the six months ended June 30, 1999, CommScope reported net income of $28 million ($0.55 per basic share and $0.54 per diluted share), an increase of $13 million (88%) from the six months ended June 30, 1998 net income of $15 million ($0.30 per basic and diluted share).

Net income for the six months ended June 30, 1998 includes a one-time pre-tax gain of $1.9 million related to the sale of the Company's high-temperature aerospace and industrial cables business. Excluding the gain, net income for the six months ended June 30, 1998 was $14 million ($0.28 per basic and diluted share).


       COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH
           PERIODS ENDED JUNE 30, 1999 WITH THE THREE AND SIX MONTH
                        PERIODS ENDED JUNE 30, 1998

NET SALES

Net sales for the second quarter and six months ended June 30, 1999 increased $45 million (32%) to $187 million and $60 million (22%) to $335 million, respectively, from the comparable prior year periods. The increase in net sales is primarily due to strengthening domestic coaxial cable sales and solid growth in all key product categories.

For the second quarter and six months ended June 30, 1999, international sales increased 22% and 31%, respectively, compared to the corresponding periods in 1998, due mainly to the acquisition of the Company's new coaxial cable business in Seneffe, Belgium and improving Latin American sales.

Net sales to cable television and other video distribution markets ("CATV/Video Products") for the second quarter and six months ended June 30, 1999 increased $31 million (28%) to $143 million and $46 million (21%) to $262 million, respectively, from comparable prior year periods. The increase in sales of CATV/Video Products resulted primarily from improving coaxial cable sales to domestic telecommunications companies and cable television system operators (MSOs).

Net  sales  for local  area  network  and  other  data  applications  ("LAN
Products") for the second quarter and six months ended June 30, 1999 increased $2 million (11%) to $23 million and decreased $6 million (13%) to $38 million, respectively, from comparable prior periods. The year-over-year sales decrease for LAN Products is primarily due to pricing pressure in the LAN market. However, sales of LAN products made a strong recovery in the second quarter of 1999, compared to the first quarter of 1999 and the second quarter of 1998, due primarily to the strength of the underlying market, the ongoing shift to high-performance products, and the acceptance of CommScope's Isolite TM foamed insulation for Unshielded Twisted Pair (UTP) cables.

Net sales for wireless and other telecommunications applications ("Wireless and Other Telecom Products") for the second quarter and six months ended June 30, 1999 were $21 million and $36 million, respectively, as compared to $9 million and $16 million for the comparable periods in 1998. These substantial increases reflect strong sales growth in both Cell Reach for wireless applications and other telecommunications products for enhanced communications services.

GROSS PROFIT (NET SALES LESS COST OF SALES)

Gross profit for the second quarter and six months ended June 30, 1999 was $50 million and $87 million, respectively, compared to $33 million and $60 million for the comparable prior year periods, an increase of 53% and 44%, respectively. Gross profit margins improved to 26.7% and 25.9% for the second quarter and six months ended June 30, 1999, respectively, compared to 23.0% and 21.9% for the comparable prior periods. The primary drivers of the improvement in gross profit and gross profit margins are the increased sales volumes and favorable product mix, engineered manufacturing efficiencies including "value capture" vertical integration, material and commodity cost improvements, and improving Cell Reach profitability. These improvements were somewhat offset by lower prices for LAN Products and sales from the Seneffe facility, which currently has lower than Company-average margins.

The Company anticipates continued improvement in gross profit margins due to ongoing cost reduction initiatives. However, these improvements may be moderated by the pricing environment for LAN Products, the implementation of a new enterprise information management system and increasing commodity prices.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense for the second quarter and six months ended June 30, 1999 was $17 million and $32 million, respectively, compared to $13 million and $25 million for the comparable prior periods. As a percentage of net sales, SG&A expense was 9% and 10%, respectively, for the second quarter and six months ended June 30, 1999, compared to 9% for both comparable periods of 1998. SG&A expense increased primarily due to the expansion of sales and marketing efforts to support developing products and sales growth targets.

RESEARCH AND DEVELOPMENT

Research and development expense as a percentage of net sales remained steady at 1% during all periods presented. The Company has ongoing programs to develop new products and market opportunities for its products and core capabilities and new manufacturing technologies to achieve cost reductions.

OTHER INCOME, NET

In February 1998, the Company sold certain real and personal property and inventories of its high-temperature aerospace and industrial cables business to Alcatel for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $1.9 million ($0.02 per basic and diluted share, net of tax effect).

INTEREST EXPENSE

Interest expense for the second quarter and six months ended June 30, 1999 was $2.6 million and $5.4 million, respectively, compared to $4.1 million and $8.3 million for the comparable prior periods. The decrease in interest costs is due to the reduction in borrowings under the Company's credit facility from $208 million at the end of the second quarter of 1998 to $146 million at the end of the second quarter of 1999. This reduction in interest expense was partially offset during the six months ended June 30, 1999 by interest expense on new borrowings of 15 million Euros (equivalent to $16.4 million at the date of borrowing), which are discussed below under LIQUIDITY AND CAPITAL RESOURCES.

INCOME TAXES

The effective tax rate was 36% for the six months ended June 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $36 million for the six months ended June 30, 1999 compared to $51 million for the comparable period in 1998, a decrease of $15 million, or 29%. The decrease in cash flow provided by operations is primarily due to increased accounts receivable resulting from higher sales volume and moderated somewhat by improved cash collections.

Working capital was $103 million at June 30, 1999, compared to $94 million at December 31, 1998. Management of the Company believes that working capital levels are appropriate to support current levels of orders and backlog.

During the six months ended June 30, 1999, the Company invested $15 million in equipment and facilities compared to $10 million for the comparable period in 1998. The capital spending in each period was primarily attributable to vertical integration projects, capacity expansion, and equipment upgrades to meet increased current and anticipated future business demands. The Company utilized an additional $17 million during the six months ended June 30, 1999 to acquire Alcatel's coaxial cable business in Seneffe, Belgium. During the six months ended June 30, 1998, the Company received initial cash proceeds of $10 million related to the sale of its high temperature aerospace and industrial cables business.

The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. During the six months ended June 30, 1999 the Company repaid $25 million under its revolving credit facility. Additionally, the Company borrowed 15 million Euros (equivalent to $16.4 million on the date of borrowing) under a new variable rate term loan agreement (the "Eurodollar Credit Agreement") to fund the acquisition of the coaxial cable business in Seneffe, Belgium. Based upon its analysis of the Company's consolidated financial position and the expected results of its operations in the future, management believes that the Company will have sufficient cash flows from future operations and the financial flexibility to attract both short-term and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect the Company's operations or its ability to meet its cash requirements.

In the normal course of business, CommScope uses various financial instruments, including derivative financial instruments, for purposes other than trading. Non-derivative financial instruments include letters of credit and commitments to extend credit (accounts receivable). The Company controls its exposures to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At June 30, 1999, in management's opinion, CommScope did not have any significant exposure to any individual or customer or counter-party, nor did CommScope have any significant concentration of credit risk related to any financial instrument.

Derivative financial instruments utilized by CommScope, which are not entered into for speculative purposes, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. At June 30, 1999, the Company evaluated its commodity pricing and foreign currency exchange exposures and concluded that it was not currently beneficial to use derivative financial instruments to hedge its current positions with respect to those exposures. However, the Company's Eurodollar Credit Agreement (which is not a derivative financial instrument) serves as a hedge against currency exchange exposures related to the Company's net investment in its coaxial cable business in Seneffe, Belgium.

As of June 30, 1999 the Company had entered into an interest rate swap agreement to effectively convert an aggregate amount of $50 million of outstanding variable-rate borrowings to a fixed-rate basis. The agreement expires in October 2001. Under the agreement, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and the fixed rate of 4.81%.

Also as of June, 30, 1999, the variable rate borrowing under the Eurodollar Credit Agreement was effectively converted into a fixed rate of 4.53% through an interest rate swap agreement with terms that are identical to the Eurodollar Credit Agreement. Net payments or receipts resulting from the interest rate swap agreements are recorded as adjustments to interest expense in each quarter.

At June 30, 1999, the weighted average effective interest rate on outstanding borrowings and associated credit fees under the Credit Agreement, the Eurodollar Credit Agreement, and the Alabama State Industrial Development Authority Notes was 5.7%.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company beginning with the year ending December 31, 2001. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

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

A database of internal IT systems and applications and non-IT control devices which rely on date-sensitive computer logic has been developed to provide a starting framework from which to address the significant issues related to Year 2000 compliance. Each of these systems, applications and devices has been classified as a priority A, B, or C issue. Both A and B priority items are deemed as critical systems which must be modified or upgraded into Year 2000 compliance. Priority C items are non-critical IT and non-IT systems which will be upgraded into Year 2000 compliance upon completion of the modification of A and B priority items.

The Year 2000 compliance project team has also accumulated a database of significant third parties. Each of these third parties has been contacted and asked to provide responses which will allow the Company to assess their ability to achieve Year 2000 compliance. The Company is currently following up on non-responses and, where necessary, responses received. The Company has begun evaluating third party compliance through internal testing, where feasible, to verify that the modifications are effective. Almost all of the Company's suppliers are still engaged in executing their Year 2000 compliance efforts. As a result, the Company at this time cannot fully evaluate the Year 2000 risks to its supply of goods and services. The Company maintains a list of alternative suppliers as part of its contingency plan in the event current suppliers do not timely complete their compliance efforts. However, because there are limited sources of certain materials used in manufacturing the Company's products, the Company may not be able to develop an alternative source of supply if the operations of its current suppliers are interrupted as a result of Year 2000 non-compliance. CommScope will continue to monitor the Year 2000 status of its suppliers to minimize this risk and will develop or modify, as appropriate, contingency plans as the risks become more clear.

Modifications to most written programs for IT systems and applications (which initially were developed in-house) have been in progress by Company personnel since early 1997. In addition, certain non-compliant systems and applications have been or are being replaced with Year 2000 compliant systems and products. Substantially all IT systems and applications acquired from external sources are being upgraded to Year 2000 compliant versions (if they are not already) through system upgrades or through the purchase of new systems. The Company believes that it has achieved 79% Year 2000 compliance for critical internal IT systems and applications at June 30, 1999, with 100% Year 2000 compliance requirements for such systems and applications targeted for the end of the third quarter of 1999. Virtually all the critical non-IT systems (including a variety of equipment control devices) have been identified and are being evaluated and modified, as appropriate, for Year 2000 compliance through upgrades to Year 2000 compliant devices.

The Company plans to test the effectiveness of corrective actions taken to achieve Year 2000 compliance during 1999 and has begun to perform compliance testing on systems and applications for which Year 2000 modifications have been made. As compliance testing is completed and a full assessment of the risks from potential Year 2000 systems failures can be made, the Company plans to develop Year 2000 contingency plans for such risks. These contingency plans will factor in business and operating decisions related to the potential failure of significant third parties to become Year 2000 compliant.

The Company currently does not believe that the costs of addressing Year 2000 compliance issues will be material to the Company's results of operations, financial condition or cash flows. The Company estimates that, through June 30, 1999, it has spent $730,000 to address Year 2000 compliance issues for IT systems and applications and $125,000 for non-IT devices. Future expenditures to address Year 2000 compliance issues are currently estimated at $245,000 for IT systems and applications and $275,000 for non-IT devices. The Company expects to finance expenditures for Year 2000 compliance modifications through cash flows from future operations.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projects", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, such as the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in costs and to continue to integrate acquisitions, price fluctuations of materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, international economic and political uncertainties and other specific factors discussed in Exhibit 99 to the Form 10-Q for the six months ended June 30, 1999. The information contained in this Form 10-Q represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.


                        PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     Bi-metallic center conductors are among the major raw materials that the Company uses in producing coaxial cables. It purchases bi-metallic center conductors from Copperweld Bimetallic Products Company under a long-term supply agreement expiring in March 2000. On July 28, 1999, the Company received from Copperweld a demand for arbitration of a pricing dispute under the agreement, stating that Copperweld is entitled to recover from the Company an amount which Copperweld alleges "could exceed $5,000,000." The Company intends to answer the demand for arbitration by denying that it owes any amount to Copperweld and demanding that Copperweld pay the Company a purchase price rebate exceeding $1,000,000. The Company's management believes that the Company's position in this matter is meritorious and intends to pursue vigorously the Company's claim and to defend vigorously against Copperweld's allegation. No assurance can be given as to the outcome of this arbitration.

ITEM 2.     CHANGES IN SECURITIES

     On June 14, 1999, the Company amended its Rights Agreement. A copy of the amendment has been filed on the Amendment to the Registration Statement on Form 8-A/A filed June 14, 1999 (file No. 1-12929).

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Meeting") on May 7, 1999. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 50,509,737 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 44,492,987 shares voted in person or by proxy, constituting a quorum.

     At the Meeting, two of the Company's directors were elected for 3 year terms ending at the 2002 Annual Meeting of Stockholders by the vote set forth below:

       Name of Director              Votes For        Votes Withheld

       Edward D. Breen               43,689,152          803,835
       James M. Whitson              44,031,357          461,630

     The Company's other four directors, whose terms of office continue after the Meeting, are Frank M. Drendel, Duncan M. Faircloth, Boyd L. George, and George N. Hutton, Jr.

     A proposal to ratify the appointment by the board of directors of the Company of Deloitte & Touche LLP as independent auditors for the Company for the 1999 fiscal year was approved by 44,401,138 votes cast in favor, 59,038 votes cast against and 32,811 votes abstaining.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit No.
            -----------

          4.2* Amendment No. 1 to the Rights Agreement, dated as of June 14, 1999, between CommScope, Inc. and ChaseMellon Shareholder Services, LLC.

          10.8 Amended and Restated CommScope, Inc. 1997 Long Term Incentive Plan, as amended through June 9, 1999.

          10.9.1 Form of Amendment No. 1 to Severance Protection Agreement between the Company and certain executive officers.

          10.11 CommScope, Inc. Annual Incentive Plan, as amended through June 9, 1999.

          27.      Financial Data Schedule.

          99.      Forward-Looking Information

      (b) Reports on Form 8-K filed during the three months ended June 30, 1999:

                  None

------------------
* Incorporated herein by reference from the Amendment to the Registration Statement on Form 8-A/A filed June 14, 1999 (file No. 1-12929).

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMMSCOPE, INC.

July 30, 1999                       /s/ Jearld L. Leonhardt
-------------------------           -----------------------------------------
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