Form 10-Q
period 1999-09-30
COMMSCOPE INC
filed 1999-11-12
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

                                       OR

[   ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

             For the transition period from __________ to __________

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

Yes  x     No

As of October 31, 1999 there were 50,802,723 shares of Common Stock outstanding.

                                 CommScope, Inc.
                                    Form 10-Q
                               September 30, 1999
                                Table of Contents






                                                                       Page No.
                                                                     -----------

Part I - Financial Information (Unaudited):

  Item 1. Condensed Consolidated Financial Statements:
            Condensed Consolidated Statements of Income                   3
            Condensed Consolidated Balance Sheets                         4
            Condensed Consolidated Statements of Cash Flows               5
            Condensed Consolidated Statement of Stockholders' Equity      6
            Notes to Condensed Consolidated Financial Statements        7 - 9

  Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Position                          10 - 16

Part II - Other Information

  Item 1. Legal Proceedings                                              17

  Item 6. Exhibits and Reports on Form 8-K                               17

  Signatures                                                             18

                                                           CommScope, Inc.
                                             Condensed Consolidated Statements of Income
                                          (Unaudited--in thousands, except per share data)


                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                        --------------------------------------------------------------------
                                                             1999              1998             1999              1998
                                                        ----------------  ---------------  ----------------  ---------------

Net sales                                                     $ 202,315        $ 150,057         $ 537,268        $ 425,545
                                                        ----------------  ---------------  ----------------  ---------------

Operating costs and expenses:
    Cost of sales                                               147,782          112,776           396,040          327,999
    Selling, general and administrative                          16,830           13,229            48,729           38,697
    Research and development                                      2,106            1,236             5,540            4,438
    Amortization of goodwill                                      1,347            1,297             3,941            3,897
                                                        ----------------  ---------------  ----------------  ---------------
        Total operating costs and expenses                      168,065          128,538           454,250          375,031
                                                        ----------------  ---------------  ----------------  ---------------

Operating income                                                 34,250           21,519            83,018           50,514
Other income (expense)                                               (1)              42                (8)           2,176
Interest expense                                                 (2,424)          (3,806)           (7,789)         (12,102)
Interest income                                                      57               96               307              436
                                                        ----------------  ---------------  ----------------  ---------------

Income before income taxes                                       31,882           17,851            75,528           41,024
Provision for income taxes                                      (12,144)          (6,430)          (27,938)         (14,772)
                                                        ----------------  ---------------  ----------------  ---------------

Net income                                                    $  19,738        $  11,421         $  47,590        $  26,252
                                                        ================  ===============  ================  ===============


Net income per share:
    Basic                                                        $ 0.39           $ 0.23            $ 0.94           $ 0.53
    Assuming dilution                                            $ 0.38           $ 0.23            $ 0.92           $ 0.53

Weighted-average shares outstanding:
    Basic                                                        50,775           49,196            50,611           49,169
    Assuming dilution                                            52,273           49,600            51,861           49,505




                                      See notes to condensed consolidated financial statements.

                                                           CommScope, Inc.
                                                Condensed Consolidated Balance Sheets
                                                  (In thousands, except share data)
                                                                                  (Unaudited)
                                                                                 September 30,        December 31,
                                                                                     1999                1998
                                                                                ----------------    ----------------

                                                  Assets

Cash and cash equivalents                                                             $   6,823           $   4,129
Accounts receivable, less allowance for doubtful accounts of
    $5,524 and $4,126, respectively                                                     138,851              93,627
Inventories                                                                              36,691              29,986
Prepaid expenses and other current assets                                                 2,527               3,745
Deferred income taxes                                                                    14,555              12,925
                                                                                ----------------    ----------------
       Total current assets                                                             199,447             144,412

Property, plant and equipment, net                                                      158,944             135,082
Goodwill, net of accumulated amortization of
    $47,333 and $43,396, respectively                                                   163,535             164,024
Other intangibles, net of accumulated amortization of
    $31,369 and $29,314, respectively                                                    17,396              19,451
Investments and other assets                                                              2,244               2,358
                                                                                ----------------    ----------------

       Total Assets                                                                   $ 541,566           $ 465,327
                                                                                ================    ================

                                   Liabilities and Stockholders' Equity

Accounts payable                                                                      $  43,330           $  23,717
Other accrued liabilities                                                                43,329              26,713
                                                                                ----------------    ----------------
       Total current liabilities                                                         86,659              50,430

Long-term debt                                                                          167,471             181,800
Deferred income taxes                                                                    17,469              17,543
Other non-current liabilities                                                            12,952              11,582
                                                                                ----------------    ----------------
       Total Liabilities                                                                284,551             261,355

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value; Authorized shares:  20,000,000;
    Issued and outstanding shares:  None at September 30, 1999 and
    December 31, 1998                                                                        --                  --
Common Stock, $.01 par value; Authorized shares:  300,000,000;
    Issued and outstanding shares:  50,794,834 at September 30, 1999;
    50,254,467 at December 31, 1998                                                         508                 503
Additional paid-in capital                                                              162,494             155,631
Retained earnings                                                                        95,428              47,838
Accumulated other comprehensive loss                                                     (1,415)                 --
                                                                                ----------------    ----------------
       Total Stockholders' Equity                                                       257,015             203,972
                                                                                ----------------    ----------------

       Total Liabilities and Stockholders' Equity                                     $ 541,566           $ 465,327
                                                                                ================    ================

                                      See notes to condensed consolidated financial statements.

                                                           CommScope, Inc.
                                           Condensed Consolidated Statements of Cash Flows
                                                     (Unaudited - in thousands)
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       ------------------------------------
                                                                                            1999                1998
                                                                                       ----------------   -----------------

Operating Activities:
Net income                                                                                    $ 47,590            $ 26,252
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               21,207              18,341
    Gain on sale of assets of the high temperature aerospace and industrial
        cable business                                                                              --              (1,873)
    Changes in assets and liabilities:
        Accounts receivable                                                                    (48,952)            (12,107)
        Inventories                                                                             (1,644)              5,193
        Prepaid expenses and other current assets                                                1,203                 740
        Deferred income taxes                                                                   (1,705)             (1,514)
        Accounts payable and other accrued liabilities                                          36,379              22,419
        Other non-current liabilities                                                            1,370               1,159
        Other                                                                                       86                  15
                                                                                       ----------------   -----------------
Net cash provided by operating activities                                                       55,534              58,625

Investing Activities:
    Additions to property, plant and equipment                                                 (28,860)            (16,198)
    Acquisition of business in Seneffe, Belgium                                                (17,023)                 --
    Sale of assets of the high temperature aerospace and industrial cable business                  --               9,654
    Other                                                                                           21                 280
                                                                                       ----------------   -----------------
Net cash used in investing activities                                                          (45,862)             (6,264)

Financing Activities:
    Net repayments under revolving credit facility                                             (30,000)            (52,000)
    Proceeds of term loan facility for acquisition of business in Seneffe, Belgium              16,353                  --
    Exercise of stock options                                                                    6,849               1,129
                                                                                       ----------------   -----------------
Net cash used in financing activities                                                           (6,798)            (50,871)

Effect of exchange rate changes on cash                                                           (180)                 --

Change in cash and cash equivalents                                                              2,694               1,490
Cash and cash equivalents, beginning of period                                                   4,129               3,330
                                                                                       ----------------   -----------------
Cash and cash equivalents, end of period                                                      $  6,823            $  4,820
                                                                                       ================   =================

                                      See notes to condensed consolidated financial statements.

                                                           CommScope, Inc.
                                      Condensed Consolidated Statement of Stockholders' Equity
                                            (Unaudited - in thousands, except share data)
                                                Nine Months Ended September 30, 1999



                                                                                                       Accumulated
                                                      Number of                Additional                 Other          Total
                                                    Common Shares     Common    Paid-In    Retained   Comprehensive   Stockholders'
                                                     Outstanding      Stock     Capital    Earnings       Loss           Equity
                                                   --------------------------------------------------------------------------------

Balance December 31, 1998                              50,254,467     $ 503    $ 155,631    $ 47,838      $     --     $ 203,972

Issuance of shares for stock option exercises             539,367         5        6,844          --            --         6,849
Issuance of shares to outside director                      1,000        --           19          --            --            19
Comprehensive loss - currency translation
     adjustment                                                --        --           --          --        (1,415)       (1,415)
Net income                                                     --        --           --      47,590            --        47,590
                                                   --------------------------------------------------------------------------------

Balance September 30, 1999                             50,794,834     $ 508    $ 162,494    $ 95,428      $ (1,415)    $ 257,015
                                                   ================================================================================


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

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

1.  BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

CommScope, Inc. ("CommScope" or the "Company") was incorporated in Delaware in January 1997 and, through its wholly owned subsidiary CommScope, Inc. of North Carolina ("CommScope NC"), operates in the cable manufacturing business. CommScope is a world leader in the design and manufacture of high-performance, high-bandwidth cables for telecommunications applications. The Company believes it is the world's largest manufacturer of coaxial cable for hybrid fiber coaxial ("HFC") cable television systems. CommScope is also a leading supplier of coaxial, twisted-pair, and fiber-optic cables for premise wiring (local area networks), wireless and other communication applications.

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of income for the three months and the nine months ended September 30, 1999 and 1998, the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, and the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1999 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a non-recurring nature recorded during the three months and the nine months ended September 30, 1999 and 1998. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

         Inventories consist of:


                                         September 30,    December 31,
                                             1999            1998
                                             ----            ----

              Raw materials                 $15,497        $12,379
              Work in process                 7,599          5,811
              Finished goods                 13,595         11,796
                                            -------        -------

                                            $36,691        $29,986
                                            =======        =======

                                 CommScope, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                     (In Thousands, Unless Otherwise Noted)

3.  NET INCOME PER SHARE

Below is a reconciliation of weighted-average common shares outstanding for basic net income per share to weighted-average common and common equivalent shares outstanding for diluted net income per share:

                                                          Three       Nine         Three       Nine
                                                          Months      Months       Months      Months
                                                          Ended       Ended        Ended       Ended
                                                        September   September    September   September
                                                         30, 1999    30, 1999     30, 1998    30, 1998
                                                       ----------- ------------- ----------- -----------


Average  number of common  shares  outstanding  - for
basic net income per share                                 50,775        50,611      49,196      49,169
Dilutive effect of stock options                            1,498         1,250         404         336
                                                       ----------- ------------- ----------- -----------
Average  number  of  common  and  common   equivalent
shares outstanding - for diluted net income per share
                                                           52,273        51,861      49,600      49,505
                                                       =========== ============= =========== ===========


4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                    September 30,       December 31,
                                                                        1999                1998
                                                                  ------------------  -----------------

Credit Agreement (as defined below)                                      $  141,000         $  171,000
Eurodollar Credit Agreement (as defined below)                               15,671                 --
Alabama State Industrial Development Authority Notes                         10,800             10,800
                                                                  ------------------  -----------------
                                                                         $  167,471         $  181,800
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

HIGHLIGHTS

CommScope reported net income of $20 million ($0.39 per basic share and $0.38 per diluted share) for the quarter ended September 30, 1999, an increase of $9 million (73%) from the quarter ended September 30, 1998 net income of $11 million ($0.23 per basic and diluted share).

For the nine months ended September 30, 1999, CommScope reported net income of $48 million ($0.94 per basic share and $0.92 per diluted share), an increase of $22 million (81%) from the nine months ended September 30, 1998 net income of $26 million ($0.53 per basic and diluted share).

Net income for the nine months  ended  September  30,  1998  includes a one-time pre-tax gain of $1.9 million related to the sale of the Company's high-temperature aerospace and industrial cables business. Excluding the gain, net income for the nine months ended September 30, 1998 was $25 million ($0.51 per basic and diluted share).


        COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH
         PERIODS ENDED SEPTEMBER 30, 1999 WITH THE THREE AND NINE MONTH
                        PERIODS ENDED SEPTEMBER 30, 1998

NET SALES

Net sales for the third quarter and nine months ended September 30, 1999 increased $52 million (35%) to $202 million and $112 million (26%) to $537 million, respectively, from the comparable prior year periods. The increase in net sales is primarily driven by strong broadband cable sales to domestic telecommunications companies and solid growth in all key product categories.

For the third quarter and nine months ended September 30, 1999, international sales increased 24% and 28%, respectively, compared to the corresponding periods in 1998, due mainly to the acquisition of the Company's new coaxial cable business in Seneffe, Belgium and improving sales in the Asia/Pacific Rim region. While third quarter 1999 Latin American sales decreased compared to third quarter 1998, year-to-date sales were level from 1998 to 1999 and the Company is beginning to see encouraging signs of activity in this region, demonstrated by three recently announced contracts representing more than $11 million in potential revenues to the Company over the next few years.

Net sales to cable television and other video distribution markets ("CATV/Video Products") for the third quarter and nine months ended September 30, 1999 increased $29 million (24%) to $149 million and $75 million (22%) to $410 million, respectively, from comparable prior year periods. The increase in sales of CATV/Video Products resulted primarily from strong sales of broadband cable to domestic telecommunications companies and cable television system operators
(MSOs).

Net sales for local area network and other data applications ("LAN Products") for the third quarter and nine months ended September 30, 1999 increased $6 million (36%) to $23 million and $1 million (1%) to $60 million, respectively, from comparable prior periods. Demand remains strong for high-performance products and pricing for selected products appears to be stabilizing. However, capacity constraints have limited growth in sales of the Company's LAN Products. During the third quarter of 1999, the Company expanded its production capacity for enhanced bandwidth cables and began a 130,000 square-foot expansion of its Claremont, NC facility, in part to support sales growth in LAN Products. The Company is optimistic about growth in sales of its LAN Products, due primarily to the strength of the underlying market, the ongoing shift to high-performance products, and the acceptance of CommScope's IsoliteTM foamed insulation for Unshielded Twisted Pair (UTP) cables.

Net sales for wireless and other telecommunications applications ("Wireless and Other Telecom Products") for the third quarter and nine months ended September 30, 1999 were $31 million and $67 million, respectively, as compared to $14 million and $30 million for the comparable periods in 1998. These substantial increases reflect strong growth in both sales of Cell Reach for wireless applications, which more than tripled year-over-year in the third quarter and nine months ended September 30, and sales of other telecommunications products, which primarily represent cables designed for switching and transmission applications for enhanced telecommunications services.

GROSS PROFIT (NET SALES LESS COST OF SALES)

Gross profit for the third quarter and nine months ended September 30, 1999 was $55 million and $141 million, respectively, compared to $37 million and $98 million for the comparable prior year periods, an increase of 46% and 45%, respectively. Gross profit margins improved to 27.0% and 26.3% for the third quarter and nine months ended September 30, 1999, respectively, compared to 24.8% and 22.9% for the comparable prior periods. The primary drivers of the improvement in gross profit and gross profit margins are the increased sales volumes and favorable product mix, engineered manufacturing efficiencies including "value capture" vertical integration, material and commodity cost improvements, and improving Cell Reach profitability. These improvements were somewhat offset by lower prices for certain LAN Products and the acquisition of the Seneffe facility. This facility, while profitable and improving, currently has lower than Company-average margins.

The Company anticipates continued improvement in gross profit margins due to ongoing cost reduction initiatives. However, these improvements may be moderated by increasing commodity prices and the implementation of a new enterprise information management system.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense for the third quarter and nine months ended September 30, 1999 was $17 million and $49 million, respectively, compared to $13 million and $39 million for the comparable prior periods. As a percentage of net sales, SG&A expense was 8% and 9%, respectively, for the third quarter and nine months ended September 30, 1999, compared to 9% for both comparable periods of 1998. The decrease in third quarter 1999 SG&A expense as a percentage of net sales was due primarily to the strength of sales. However, SG&A expense (in dollars) increased over the prior year as a result of the expansion of sales and marketing efforts to support developing products and sales growth targets.

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

INTEREST EXPENSE

Interest expense for the third quarter and nine months ended September 30, 1999 was $2.4 million and $7.8 million, respectively, compared to $3.8 million and $12.1 million for the comparable prior periods. The decrease in interest costs is due to the reduction in borrowings under the Company's credit facility from $203 million at the end of the third quarter of 1998 to $141 million at the end of the third quarter of 1999. This reduction in interest expense was partially offset during the nine months ended September 30, 1999 by interest expense on new borrowings of 15 million Euros (equivalent to $16.4 million at the date of borrowing), which are discussed below under Liquidity and Capital Resources.

INCOME TAXES

The effective tax rate was 37% and 36% for the nine months ended September 30, 1999 and 1998, respectively. This slight fluctuation in the Company's effective tax rate is primarily a result of the strength in year-to-date domestic versus international sales, which diluted the impact of the Company's foreign sales corporation tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $56 million for the nine months ended September 30, 1999 compared to $59 million for the comparable period in 1998, a decrease of $3 million, or 5%. The decrease in cash flow provided by operations is primarily due to increased accounts receivable resulting from higher sales volume and moderated somewhat by improved cash collections.

Working capital was $113 million at September 30, 1999, compared to $94 million at December 31, 1998. Management of the Company believes that working capital levels are appropriate to support current levels of orders and backlog.

During the nine months ended September 30, 1999, the Company invested $29 million in equipment and facilities compared to $16 million for the comparable period in 1998. The capital spending in each period was primarily attributable to vertical integration projects, capacity expansion, and equipment upgrades to meet increased current and anticipated future business demands. Based on expectations of continued growth, the Company plans to accelerate capital expenditures over the next few quarters. The Company utilized an additional $17 million during the nine months ended September 30, 1999 to acquire Alcatel's coaxial cable business in Seneffe, Belgium. During the nine months ended September 30, 1998, the Company received initial cash proceeds of $10 million related to the sale of its high temperature aerospace and industrial cables business.

The Company's principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. During the nine months ended September 30, 1999 the Company repaid $30 million under its revolving credit facility. Additionally, the Company borrowed 15 million Euros (equivalent to $16.4 million on the date of borrowing) under a new variable rate term loan agreement (the "Eurodollar Credit Agreement") to fund the acquisition of the coaxial cable business in Seneffe, Belgium. Based upon its analysis of the Company's consolidated financial position and the expected results of its operations in the future, management believes that the Company will have sufficient cash flows from future operations and the financial flexibility to attract both short-term and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect the Company's operations or its ability to meet its cash requirements.

In the normal course of business, CommScope uses various financial instruments, including derivative financial instruments, for purposes other than trading. Non-derivative financial instruments include letters of credit and commitments to extend credit (accounts receivable). The Company controls its exposures to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At September 30, 1999, in management's opinion, CommScope did not have any significant exposure to any individual or customer or counter-party, nor did CommScope have any significant concentration of credit risk related to any financial instrument.

Derivative financial instruments utilized by CommScope, which are not entered into for speculative purposes, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. At September 30, 1999, the Company evaluated its commodity pricing and foreign currency exchange exposures and concluded that it was not currently beneficial to use derivative financial instruments to hedge its current positions with respect to those exposures. However, the Company's Eurodollar Credit Agreement (which is not a derivative financial instrument) serves as a hedge against currency exchange exposures related to the Company's net investment in its coaxial cable business in Seneffe, Belgium.

As of September 30, 1999 the Company had entered into an interest rate swap agreement to effectively convert an aggregate amount of $50 million of outstanding variable-rate borrowings to a fixed-rate basis. The agreement expires in October 2001. Under the agreement, interest settlement payments will be made quarterly based upon the spread between the three month LIBOR, as adjusted quarterly, and the fixed rate of 4.81%.

Also as of September, 30, 1999, the variable rate borrowing under the Eurodollar Credit Agreement was effectively converted into a fixed rate of 4.53% through an interest rate swap agreement with terms that are identical to the Eurodollar Credit Agreement. Net payments or receipts resulting from the interest rate swap agreements are recorded as adjustments to interest expense in each quarter.

At September 30, 1999, the weighted average effective interest rate on outstanding borrowings and associated credit fees under the Credit Agreement, the Eurodollar Credit Agreement, and the Alabama State Industrial Development Authority Notes was 5.8%.

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

YEAR 2000

CommScope is currently addressing an issue common to most companies - ensuring that its existing IT systems and applications and other non-IT control devices are suitable for continued use into and beyond the Year 2000. Many IT systems and applications and non-IT control devices were originally created using only two digits to identify a year in the date field - and accordingly may recognize a date using "00" as the Year 1900 or some other date rather than the Year 2000. Failure to make appropriate modifications or upgrades to critical IT systems and applications and non-IT control devices could result in a system failure or miscalculations causing significant disruptions to operations. Third parties with whom the Company interacts also employ various computer systems with similar Year 2000 compliance issues. Failure by third parties to adequately address their own Year 2000 compliance issues exposes the Company to business risks such as a reduced demand for the Company's products or the lack of availability of critical raw materials or services required for manufacturing the Company's products. The Company's products themselves - high performance, high bandwidth cables for the telecommunications industry - are not affected by the Year 2000 problem. The Year 2000 compliance discussion below is based on information currently available to the Company. Readers are cautioned that forward-looking statements contained in the Year 2000 section should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

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

The Year 2000 compliance project team has also accumulated a database of significant third parties. Each of these third parties has been contacted and asked to provide responses which will allow the Company to assess their ability to achieve Year 2000 compliance. The Company continues to follow up on non-responses and, where necessary, responses received. Almost all of the Company's suppliers are still engaged in executing their Year 2000 compliance efforts. As a result, the Company at this time cannot fully evaluate the Year 2000 risks to its supply of goods and services. The Company has substantially completed its evaluation of third party compliance through internal testing, where feasible, to verify that third party modifications are effective. The Company will continue to evaluate and test third party compliance as it continues to receive notice that its suppliers have completed their year 2000 compliance efforts. The Company maintains a list of alternative suppliers as part of its contingency plan in the event current suppliers do not timely complete their compliance efforts. However, because there are limited sources of certain materials used in manufacturing the Company's products, the Company may not be able to develop an alternative source of supply if the operations of its current suppliers are interrupted as a result of Year 2000 non-compliance. Correspondence received from the Company's suppliers indicates that they do not anticipate any Year 2000 problems resulting in an inability to meet CommScope's materials requirements. In addition, the Company has negotiated with significant suppliers to maintain additional inventories of raw materials on consignment at the supplier's site or in off-site storage, to mitigate the risk that those vendors may experience production interruptions as a result of Year 2000 issues. CommScope will continue to monitor the Year 2000 status of its suppliers to minimize this risk and will develop or modify, as appropriate, contingency plans if new risks become apparent.

Modifications to most written programs for IT systems and applications (which initially were developed in-house) have been in progress by Company personnel since early 1997. In addition, certain non-compliant systems and applications have been or are being replaced with Year 2000 compliant systems and products. Substantially all IT systems and applications acquired from external sources have been or are being upgraded to Year 2000 compliant versions through system upgrades or through the purchase of new systems. The Company believes that it has achieved 92% Year 2000 compliance, based on tests performed, for critical internal IT systems and applications at November 12, 1999, with 100% Year 2000 compliance for those critical systems and applications targeted for completion of upgrades and testing by the end of November 1999. Virtually all the critical non-IT systems (including a variety of equipment control devices) have been identified and evaluated and are being modified and tested, as appropriate, for Year 2000 compliance through upgrades to Year 2000 compliant devices, with 100% compliance expected before the end of the fourth quarter.

The Company continues to test the effectiveness of corrective actions taken to achieve Year 2000 compliance during 1999. Based upon a full assessment of the risks from potential Year 2000 systems failures, the Company has developed Year 2000 contingency plans for such risks. These contingency plans will factor in business and operating decisions related to the potential failure of significant third parties to become Year 2000 compliant. These contingency plans include alternate supply sourcing and build-up of inventories by major suppliers (both discussed above), as well as emergency utility backup procedures and manual procedures to perform automated tasks.

The Company currently does not believe that the costs of addressing Year 2000 compliance issues will be material to the Company's results of operations, financial condition or cash flows. The Company estimates that, through September 30, 1999, it has spent $840,000 to address Year 2000 compliance issues for IT systems and applications and $125,000 for non-IT devices. Future expenditures to address Year 2000 compliance issues are currently estimated at $110,000 for IT systems and applications and $90,000 for non-IT devices. The Company expects to continue to finance expenditures for Year 2000 compliance modifications through cash flows from future operations.

Due to the Company's dependence upon, and its current uncertainty with, the Year 2000 compliance of certain third-party customers, suppliers and vendors, the Company is unable to determine at this time its most reasonably likely worst case scenario. There is a risk that lack of Year 2000 readiness on the part of the Company's customers could have a negative effect on the Company's sales, but this effect cannot be reasonably estimated. The risk that the Company may not be able to meet customer demand as a result of supply shortages has been addressed by the Company's contingency plan. The Company expects its continuing Year 2000 compliance efforts and contingency plans to reduce significantly the Company's level of risk related to the impact of all known Year 2000 issues.

The Company believes that the corrective actions implemented under the direction of the Year 2000 compliance project team will be completed on a timely basis in a cost-effective manner to ensure that the Company's internal systems will be operational and suitable for continued use in the Year 2000 and beyond. In addition, the Company believes that significant third parties will become Year 2000 compliant or that adequate contingency plans that have been developed will ensure minimal business interruption to the Company's operations. However, there can be no guarantee that problems associated with system failure or deficient system operation due to Year 2000 compliance issues will not result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q which are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projects", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside the control of the Company, such as the level of market demand for the Company's products, competitive pressures, the ability to achieve reductions in costs and to continue to integrate acquisitions, price fluctuations of materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, international economic and political uncertainties and other specific factors discussed in Exhibit 99 to the Form 10-Q for the nine months ended September 30, 1999. The information contained in this Form 10-Q represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Bi-metallic center conductors are among the major raw materials that the Company uses in producing coaxial cables. It purchases bi-metallic center conductors from Copperweld Bimetallic Products Company under a long-term supply agreement expiring in March 2000. On July 28, 1999, the Company received from Copperweld a demand for arbitration of a pricing dispute under the agreement, and the Company thereafter asserted a counterclaim concerning the pricing dispute. By agreement dated November 11, 1999, the Company and Copperweld agreed to settle this dispute, and Copperweld agreed to continue to supply bi-metallic center conductors to the Company, both through and following the March 2000 expiration date of the current supply agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EXHIBIT NO.

             27.  Financial Data Schedule

             99.  Forward-Looking Information


         (b) Reports on Form 8-K filed during the three months ended September 30, 1999:

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     COMMSCOPE, INC.

November 12, 1999                                     /s/ Jearld L. Leonhardt
Date                                                 Jearld L. Leonhardt
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     Signing    both    in   his
                                                     capacity as Executive  Vice
                                                     President  on behalf of the
                                                     Registrant   and  as  Chief
                                                     Financial  Officer  of  the
                                                     Registrant