Form 10-K
period 1999-12-31
COMMSCOPE INC
filed 2000-03-28
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

         ----------------------------------------------------------


                                 FORM 10-K
(MARK ONE)
|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                     OR
|_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _______ TO _______

                     COMMISSION FILE NUMBER: 001-12929

                              COMMSCOPE, INC.
           (Exact name of registrant as specified in its charter)

           DELAWARE                                     36-4135495
   (State or other jurisdiction of           I.R.S. Employer Identification No.)
   incorporation or organization)
    1375 LENOIR-RHYNE BOULEVARD
     HICKORY, NORTH CAROLINA
                                                          28602
(Address of principal executive offices)               (Zip Code)

                               (828) 324-2200
            (Registrant's telephone number, including area code)
         ----------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------

Common Stock, par value $.01 per share            New York Stock Exchange
 Preferred Stock Purchase Rights                  New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: NONE
         ----------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part Ill of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $2,169.5 million as of March 21, 2000 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. As of March 21, 2000 there were 50,995,406 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF
       STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

               ---------------------------------------------

                                   PART I

ITEM 1.   BUSINESS

     On July 28, 1997, CommScope, Inc. became an independent public company when it was spun off from its parent company, General Instrument Corporation (subsequently renamed "General Semiconductor, Inc."). Unless the context otherwise requires, references to "CommScope, Inc.," or "we," "us," or "our" are to CommScope, Inc. and its direct and indirect subsidiaries, including CommScope Inc. of North Carolina, on a consolidated basis since the spin-off and to the coaxial and other cable business conducted by General Instrument Corporation prior to the spin-off.

GENERAL

     We are a leading worldwide designer, manufacturer and marketer of a broad line of coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access and wireless communications. We believe that we supplied over 50% of all coaxial cable purchased in the United States in 1999 for broadband cable networks using Hybrid Fiber Coaxial (HFC) architecture. We believe we are also the largest manufacturer and supplier of coaxial cable for HFC cable networks in Europe. We are also a leading supplier of fiber optic cables primarily for HFC cable networks and have developed specialized, proprietary fiberoptic products for telecommunications applications. We are a leading supplier of coaxial cable for telephone central office switching and transmission applications, as well as video distribution applications such as satellite television and security surveillance. In addition, we have developed an innovative line of coaxial cables for wireless communication infrastructure applications that have superior performance characteristics compared to traditional cables. We are a leading provider of high-performance premise wiring for local area networks and have developed a new patent-pending foaming process for unshielded twisted pair cables that significantly reduces cost and improves electrical performance. We sell our products to approximately 2,300 customers in more than 76 countries.

     For the year ended December 31, 1999 our revenues were $748.9 million and our net income was $68.1 million. During this period, approximately 74% of our revenues were for HFC cable networks and other video applications, 14% were for wireless, central office and other telecommunications applications and 12% were for local area network premise wiring applications. International sales were 24% of our revenues during this period.

     We believe that we are the world's most technologically advanced, low-cost provider of coaxial cable With our leading product offerings, cost-efficient manufacturing and economies of scale, we believe we will benefit from the convergence of video, voice and high-speed Internet access and the resulting demand for enhanced HFC broadband networks.

     We believe that the following industry trends will drive demand for our products:

     o endorsement of the HFC architecture by major cable, telephone and technology companies;

     o    increasing use of the Internet;

     o increasing need for additional bandwidth to accommodate new applications;

     o increasing maintenance requirements for HFC cable networks as operators improve reliability for telephony, data and other two-way services;

     o expansion of telephone central offices to accommodate digital subscriber line (DSL) growth and growing alternate access providers of telephony and data services;

     o the continuing rapid deployment of wireless communications systems worldwide; and

     o increasing demand for higher speed and bandwidth for local area networks.

BUSINESS STRATEGY

     We have adopted a growth strategy to expand and strengthen our current market position as the leading worldwide supplier of coaxial cable for broadband communications. The principal elements of our growth strategy are:

     BENEFIT FROM HFC PARADIGM SHIFT. A vast majority of video networks worldwide, such as cable service provider networks, have adopted the HFC cable network architecture for video service delivery. Recent events involving major telecommunications and cable service providers create the potential to expand the role of HFC cable networks from a video-centric focus to a key platform for delivery of a variety of broadband services. These events include AT&T Corporation's acquisition of Tele-Communications, Inc. (TCI), AT&T Corporation's pending acquisition of MediaOne Group, Inc., the strategic relationship between AT&T Corporation and Time Warner, Inc. to offer cable telephony to residential and small business customers in 33 states and to develop the next-generation broadband services, Microsoft Corporation's $1 billion investment in Comcast Corporation and investments in cable television in Europe and the United Kingdom, Paul Allen's acquisitions of Marcus Cable Company, L.L.C., Charter Communications, Inc. and other cable companies, and the recent success of high-speed cable data services such as those offered by Excite@Home Corporation and others. We believe that the HFC cable network architecture provides the most cost-effective bandwidth for multi-channel video, voice and data into homes around the world. This architecture enables both cable and telecommunications service providers to offer new products and services such as high-speed Internet access, video on demand, Internet protocol telephony and high-definition television. As the leading provider of coaxial cable for HFC cable networks, we believe we are well positioned to benefit from the build out, upgrade and maintenance of these networks in both domestic and international markets.

     DEVELOP PROPRIETARY PRODUCTS AND EXPAND MARKET OPPORTUNITIES. We maintain an active program to identify new market opportunities and develop and commercialize products that use our core technology and manufacturing competencies. We have developed new products and entered new markets, including coaxial cable for wireless applications, satellite cables, local area network cables, specialized coaxial based telecommunication cables, broadcast audio and video cables and coaxial cables in conduit. We have developed specialized coaxial (Power Feeder(R)) and fiber optic (Fiber Feeder(TM)) cables for distribution and telephony applications in HFC cable networks.

     We used our expertise in aluminum coaxial cable technology to help develop Cell Reach(R), a patented copper coaxial cable solution for the wireless antenna market. We believe Cell Reach(R) is a technologically superior product with a lower total lifetime cost of ownership than the current industry standard. Cell Reach(R) has been installed in thousands of cellular and personal communications services antenna sites with leading service providers such as Nextel Communications, Inc., Sprint Corporation and certain Sprint affiliates, certain AT&T Corporation affiliates and Metricom, Inc.

     We developed UltraMedia, a high-end local area network cable product targeted for high-speed local area network applications. We have also developed a thin-wall foam design (Isolite(TM)) for twisted pair cables on which a patent is pending.

     CONTINUOUSLY IMPROVE OPERATING EFFICIENCIES. We invested more than $205 million in the development and acquisition of state-of-the-art manufacturing facilities and new technologies during the past five fiscal years. These investments help to increase our capacity and operating efficiencies, improve management control and provide more consistent product quality. As a result, we believe we are one of the few manufacturers capable of satisfying volume production, time-to-market, and technology requirements of customers for coaxial cable in the communications industry. We believe that our breadth and scale permit us to cost-effectively invest in improving our operating efficiency through investments in engineering and cost-management programs. We intend to capture additional value in the supply chain through vertical integration projects.

     EXPAND OUR GLOBAL PLATFORM. We believe that the worldwide demand for video and data services, the large number of television households outside the United States and relatively low penetration rates for cable television in most countries provide significant long-term opportunities. We have become a major supplier of coaxial cable for the cable television and broadband services industries in international markets, principally Europe, Latin America and the Pacific Rim. In 1999 we had approximately 309 international customers in more than 76 countries, representing approximately $177.7 million or 24% of our 1999 revenue. We support our international sales efforts with sales representatives based in Europe, Latin America and the Pacific Rim. In addition, we are able to benefit from our domestic cable customer base because some of those customers are also equity investors in international cable service providers.

     Although there is current uncertainty in international markets, we believe that we are well positioned to benefit over the long term from future international growth opportunities. We believe we became the largest manufacturer and supplier of coaxial cable for HFC cable networks in Europe with our acquisition in January 1999 of Alcatel Benelux Cable S.A.'s coaxial cable business in Seneffe, Belgium. This acquisition also gave us access to established European distribution channels and complementary coaxial cable technologies.

     In addition, we recently purchased an existing 455,000-square-foot facility in Newton, North Carolina to expand our wireless business, support growth in other markets and house certain engineering, research and development functions. We also expanded our Claremont, North Carolina facility by 137,500 square feet. We expect to equip this expansion by midyear 2000. We intend to establish or acquire international distribution and/or manufacturing facilities to further improve our ability to service international customers as well as reduce shipping and importation costs.

     LEVERAGE SUPERIOR CUSTOMER SERVICE. We believe that our coaxial cable manufacturing capacity is greater than that of any other manufacturer. This enables us to provide our customers with a unique high-volume service capability. As a result of our 24-hour, seven days per week continuous manufacturing operations, we are able to offer faster order turnaround services. In addition, we believe that our ability to offer rapid delivery services, materials management and logistics services to customers through our private truck fleet is an important competitive advantage.

BUSINESS UNITS

     We manufacture and sell cable for three broad product categories:

     o    cable television and other video applications;

     o    local area network applications; and

     o    wireless and other telecommunications applications.

     DOMESTIC HFC CABLE TV MARKET. We design, manufacture and market primarily coaxial cable, most of which is used in the cable television industry. We manufacture two primary types of coaxial cable:

     o semi-flexible, which has an aluminum or copper outer tubular shield or outer conductor; and

     o flexible, which is typically smaller in diameter than semi-flexible coaxial cable and has a more flexible outer conductor typically made of metallic tapes and braided fine wires.

     Semi-flexible coaxial cables are typically used in the trunk and feeder distribution portion of cable television systems, and flexible coaxial cables, also known as drop cables, are typically used for connecting the feeder cable to a residence or business or for some other communications applications. We also manufacture fiber optic cable for the cable television industry and others.

     Cable television service traditionally has been provided primarily by cable television system operators that have been awarded franchises from the municipalities they serve. In response to increasing competitive pressures and expanding revenue opportunities, cable television system operators have been expanding the variety of their service offerings not only for video, but for Internet access and telephony, which generally requires increasing amounts of cable and system bandwidth. Cable television system operators have generally adopted, and we believe that for the foreseeable future will continue to adopt, HFC cable system designs when seeking to increase system bandwidth. These systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, and the advantages of high-bandwidth coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communications devices. We believe that:

     o cable television system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of their cable systems;

     o there will be an ongoing need for high-capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system; and

     o coaxial cable will remain the most cost effective means for the transmission of broadband signals to the home or business over shorter distances in cable networks.

     For local distribution purposes, coaxial cable has the necessary signal carrying capacity or bandwidth to handle upstream and downstream signal transmission.

     The construction, expansion and upgrade of cable systems require significant capital investment by cable operators. Cable television system operators have been significant borrowers from the credit and capital markets. Therefore, capital spending within the domestic cable television industry has historically been cyclical, depending to a significant degree on the availability of credit and capital. The cable television industry has also been subject to varying degrees of both national and local government regulation, most recently the Telecom Act and the 1992 Cable Act, and their implementing regulations adopted in 1993 and 1994. The regional Bell operating companies and other telephone service providers have generally been subject to regulatory restrictions which prevented them from offering cable television service within their franchise telephone areas. However, the Telecom Act removes or phases out many of the regulatory and sale restrictions affecting cable television system operators and telephone operating companies in the offering of video and telephone services. We believe that the Telecom Act will encourage competition among cable television system operators, telephone operating companies and other communications companies in offering video, telephone and data services such as Internet access to consumers, and that providers of such services will upgrade their present communications delivery systems. We have provided coaxial cables to most major U.S. telephone operating companies. Several of these companies are installing broadband networks for the delivery of video, telephone and other services to some portion of their telephone service areas. The broadband networks proposed by some of the telephone companies use HFC technologies similar to those employed by many cable television operators.

     INTERNATIONAL MARKETS. Cable system designs using HFC technology are increasingly being used in international markets with low cable television penetration. As of December 31, 1999, based upon industry trade publications and reports from telecommunications industry analysts, we estimate that approximately 32% of the television households in Europe subscribe to some form of multichannel television service as compared to a subscription rate of approximately 75% in the United States. Based upon such sources, we estimate that subscription rates in the Asia/Pacific Rim and Latin American/Caribbean markets are even lower at approximately 28% and 19%, respectively. In terms of television households, it is estimated that there are approximately 263 million television households in Europe, approximately 440 million in Asia/Pacific Rim and approximately 96 million in Latin America and the Caribbean. This compares to approximately 100 million television households in the United States.

     As of December 31, 1999 we had sales in more than 76 countries. We have penetrated the international marketplace through a field sales organization and through a network of distributors and agents located in major countries where we do business. In addition to new customers developed by our network of distributors and sales representatives, many large U.S. cable television operators, with whom we have had long established business relationships, are active investors in cable television systems outside the United States.

     VIDEO AND BROADCAST APPLICATIONS (NON-CABLE TELEVISION). Many specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We are a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full service communications providers worldwide. In the satellite direct-to-home cable market, where specialized composite coaxial and copper cables transmit satellite-delivered video signals and antenna positioning/control signals, we have developed a leading market position.

We market an array of premium metallic and optical cable products directed at the broadcasting and video production studio market. Because of our position in other video transport markets and access to distribution channels within these markets, we view these products as a growth opportunity, although we cannot assure you that we will be able to penetrate these markets successfully.

     LOCAL AREA NETWORK MARKET. The proliferation of personal computers, and more broadly the practice of distributed computing, has created a need for products which enable users to share files, applications and peripheral equipment such as printers and data storage devices. Local area networks, typically consisting of at least one dedicated computer (a "server"), peripheral devices, network software and interconnecting cables, were developed in response to this demand. We manufacture a variety of twisted pair, coaxial and fiber optic cables to transmit data for local area network applications. The most widely used cable design for this application consists of four high-performance twisted pairs that are capable of transmitting data at rates in excess of 100 mbps. We focus our products and marketing on cables with enhanced electrical and physical performance such as our UltraMedia unshielded twisted pair. We believe that UltraMedia cable is among the highest performing unshielded twisted pair cables in the industry. Copper and fiber optic composite cables are frequently combined in a single cable to reduce installation costs and support multimedia applications.

     WIRELESS COMMUNICATION APPLICATIONS. We believe that the rapid deployment of cellular or "wireless" communication systems throughout the United States and the rest of the world presents a growth opportunity for us. Semi-flexible coaxial cables are used to connect the antennae located at the top of cellular antenna towers to the radios and power sources located adjacent to or near the antenna site. In 1996 and 1997, we developed Cell Reach(R) products, a line of copper shielded semi-flexible coaxial cables and related connectors and accessories to address this market. We are expanding manufacturing capacity for this product line and we are developing additional products and marketing programs for Cell Reach(R) for both the United States and certain international markets. Cell Reach(R) has been installed in thousands of cellular and personal communications services sites with leading service providers such as Nextel Communications, Inc., Sprint Corporation and certain Sprint affiliates, certain AT&T Corporation affiliates and Metricom, Inc. There are, however, larger, well established companies with significant financial resources and brand recognition in the cellular market which have established marketing channels for coaxial cables and accessories.

     OTHER MARKETS. We have developed a strategy for addressing additional cable consuming markets. By combining narrowly focused product and market management with our cable manufacturing and operational skills, we are entering new markets for broadcast, home automation, telephone central office switching and transmission, and other high-performance communications applications.

MANUFACTURING

     We employ advanced cable manufacturing processes, the most important of which are:

     o    thermoplastic extrusion for insulating wires and cables;

     o high-speed welding and swaging of metallic shields or outer conductors;

     o    braiding;

     o    cabling; and

     o    automated testing.


     Many of these processes, some of which are proprietary and/or trade secret information, are performed on equipment that has been modified for our purposes or specifically built to our specifications, often internally in our own machine shop facilities. We do not fabricate all of the raw material components used in making most of our cables, such as certain wires, tapes, tubes and similar materials. We believe, however, that fabrication, to the extent economically feasible, could be done by us instead of being outsourced.

     For example, we acquired the clad wire fabrication equipment and technology of Texas Instruments Incorporated for manufacturing copper-clad aluminum wire and copper-clad steel wire that we use as center conductors for our cable. This acquisition allows us to further vertically integrate our processes, providing an opportunity to significantly reduce cost. We are also pursuing fine wire drawing to produce wires to be braided for flexible coaxial cables. The manufacturing processes of the three principal types of cable we manufacture are further described below.

     COAXIAL CABLES. We employ a number of advanced plastic and metal forming processes in the manufacture of coaxial cable. Three fundamental process sequences are common to almost all coaxial cables:

     o First, a plastic insulation material, called the dielectric, is melt extruded around a metallic wire or center conductor. Current state-of-the-art dielectrics consist of foamed plastics to enhance the electrical properties of the cable. Precise control of the foaming process is critical to achieve the mechanical and electrical performance required for broadband services and cellular communications applications. We believe that plastic foam extrusion, using proprietary materials, equipment and control systems, is one of our core competencies.

     o The second step involves sheathing the dielectric material with a metallic shield or outer conductor. Three basic shield designs and processes are used. For semi-flexible coaxial cables, we apply solid aluminum or copper shields over the dielectric by either pulling the dielectric insulated wire into a long, hollow metallic tube or welding the metallic tube directly over the dielectric. Welding allows the use of thinner metal, resulting in more flexible products. We use a proprietary welding process that achieves significantly higher process speeds than those achievable using other cable welding methods. The same welding process has led to extremely efficient manufacturing processes of copper shielded products for cellular communications. For both hollow and welded tubes, the cable is passed through tools that form the metallic shield tightly around the dielectric.

     o Flexible coaxial cables, which are usually smaller in diameter than semi-flexible coaxial cables, generally are made with the third shield design. Flexible outer shield designs typically involve laminated metallic foils and braided fine wires which are used to enhance flexibility which is more desirable for indoor wiring or for connecting subscribers in drop cable applications.

     o The third and usually final process sequence is the melt extrusion of thermoplastic jackets to protect the coaxial cable. A large number of variations are produced during this sequence including: incorporating an integral strength member; customer specified extruded stripes and printing for identification; abrasion and crush resistant jackets; and adding moisture blocking fillers.

     TWISTED COPPER PAIRS. We insulate single copper wires using high-speed thermoplastic extrusion techniques. Two insulated copper singles are then twinned by twisting them into an electrically balanced pair unit in a separate process. They are then bunched or cabled by grouping two or more pair units into larger units for further processing in one or more further processes depending on the number of pairs desired within the completed cable. The cabled units are then shielded and jacketed or simply jacketed without applying a metallic shield in the jacketing process. The jacketing process involves extrusion of a plastic jacket over a shielded or unshielded cable core. The majority of sales of our twisted copper pairs come from plenum rated unshielded twisted pair cables for local area network applications. Plenum cables are cables rated under the National Electrical Code as safe for installation within the air plenum areas of office buildings due to their flame retarding and low smoke generating characteristics when heated. Plenum cables are made from more costly thermoplastic insulating materials, such as FEP. These materials have significantly higher extrusion temperature profiles that require more costly extrusion equipment than non-plenum rated cables. We believe that the processing of plenum rated materials is one of our core competencies. In addition, we recently announced an engineering breakthrough for the extrusion of FEP. The patent pending thin-wall foam FEP process improves signal velocity and uses significantly less raw material in a smaller diameter cable in typical applications. We believe that this process enhances our ability to grow and serve customers in all local area network segments.

     FIBER OPTIC CABLES. We manufacture fiber optic cables by purchasing bulk uncabled optical fiber singles and buffering them before cabling them into unjacketed core units. We then apply protective outer jackets and, sometimes, shields and jackets in a final process before testing. The manufacturing and test equipment for fiber optic cables are different from those used to manufacture coaxial and copper twisted pair cables. Most of the fiber optic cables we produce are sold to the cable television and local area network industry. Some of these fiber optic cables are produced under licenses acquired from other fiber and fiber optic cable manufacturers.

     COMPOSITE CABLES. We also produce cables that are combinations of some or all of coaxial cables, copper singles or twisted copper pairs and fiber optic cables within a single cable for a variety of applications. The most significant of the composite cables we manufacture are combination coaxial and copper twisted pairs within a common outer jacket which are being used by some telephone companies and cable operators to provide both cable television services and telephone services to the same households over HFC cable networks. Nearly all of our current markets have applications for composite cables which we can manufacture.

RESEARCH AND DEVELOPMENT

     Our research, development and engineering expenditures for the creation and application of new and improved products and processes were $8 million, $6 million and $6 million for the years ended December 31, 1999, 1998, and 1997, respectively. We focus our research and development efforts primarily on those product areas that we believe have the potential for broad market applications and significant sales within a one-to-three year period. We anticipate that the level of spending on product development activities will accelerate in future years. The widespread deployment of broadband services and HFC cable systems is expected to provide opportunities for us to enhance our coaxial cable product lines and to improve our manufacturing processes. Additionally, we expect that our participation in the local area network, wireless communications and other new markets now identified will require higher rates of product development spending in relation to sales generated than has been the case in recent years.

SALES AND DISTRIBUTION

     We market our products worldwide through a combination of more than 100 direct sales, territory managers and manufacturers' representative personnel. We support our sales organization with regional service centers in: North Carolina; California; Alabama; Seneffe, Belgium; Birmingham, England; and Melbourne, Australia. In addition, we utilize local inventories, sales literature, internal sales service support, design engineering services and a group of product engineers who travel with sales personnel and territory managers and assist in product application issues, and conduct technical seminars at customer locations to support our sales organization. We have expanded our global presence through our acquisition of Europe's largest manufacturer of cable television coaxial cable.

     A key aspect of our customer support and distribution chain is the use of our private truck fleet. We believe that the ability to offer rapid delivery services, materials management and logistics services to customers through our private truck fleet is an important competitive advantage.

     Our products are sold and used in a wide variety of applications. Our products primarily are sold directly to cable system operators, telecommunications companies, original equipment manufacturers and indirectly through distributors. There has been a trend on the part of original equipment manufacturer customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. We have concentrated our efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. Our strategy is to provide a broad selection of products in the areas in which we compete. We have achieved a preferred supplier designation from many of our cable television, telephone and original equipment manufacturer customers. We are also in the process of implementing an integrated information management system.

     We believe that this new system, when fully implemented, will help us improve business practices, will allow faster access to information and ultimately will enable us to better service our customers.

     Cable television services in the United States are provided primarily by cable television system operators. It is estimated that the five largest cable television system operators account for more than 50% of the cable television subscribers in the United States. The major cable television system operators include such companies as AT&T, Time Warner Cable, MediaOne, Comcast and Cablevision Systems Corporation. Many of the major cable television system operators are our customers, including those listed above. During the year ended December 31, 1999, AT&T and its affiliates accounted for approximately 10% of our net sales. No other customer accounted for 10% or more of our net sales in 1999. During 1998 and 1997, sales to no single customer accounted for 10% or more of our net sales.

PATENTS

     We pursue an active policy of seeking intellectual property protection, namely patents, for new products and designs. We hold 47 patents worldwide and have 80 pending applications. We consider our patents to be valuable assets, but no single patent is material to our operations as a whole. We intend to rely on our proprietary knowledge, trade secrets and continuing technological innovation to develop and maintain our competitive position.

BACKLOG

     At December 31, 1999, 1998, and 1997, we had an order backlog of approximately $104 million, $43 million, and $55 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. In some cases, unfilled orders may be canceled prior to shipment of goods; but cancellations historically have not been material. Due to growth in our business, some lead times have lengthened. However, our current order backlog may not be indicative of future demand.

COMPETITION

     We encounter competition in substantially all areas of our business. We compete primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than we do, as well as medium to small companies. We also face competition from certain smaller companies that have concentrated their efforts in one or more areas of the coaxial cable market. We believe that we enjoy a strong competitive position in the coaxial cable market due to our position as a low-cost, high-volume coaxial cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. We also believe that we enjoy a strong competitive position in the electronic cable market due to our large direct field sales organization within the local area network segment, the comprehensive nature of our product line and our long established reputation for quality.

RAW MATERIALS

     In the manufacture of coaxial and twisted pair cables, we process metal tubes, tapes and wires including bimetallic wires (wires made of aluminum or steel with thin outer skins of copper) that are fabricated from high-grade aluminum, copper and steel. Most of these fabricated metal components are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We have adopted a hedging policy pursuant to which we may, from time to time, attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Other major raw materials we use include polyethelenes, polyvinylchlorides, FEP and other plastic insulating materials, optical fibers, and wood and cardboard shipping and packaging materials. In 1999, approximately 11% of our raw material purchases were for bimetallic center conductors for coaxial cables, nearly all of which were purchased from Copperweld Corporation under a long-term supply arrangement expiring in March 2000. Copperweld has agreed to continue to supply us with bimetallic center conducts after expiration of this agreement, but this continued supply arrangement is indefinite in duration. If we are unable to continue to purchase bimetallic center conductors from this supplier, either before or after expiration of this arrangement, we may be unable to obtain these raw materials on commercially acceptable terms from another source. There are few, and limited, alternative sources of supply for these raw materials. In

February 1999, we purchased the clad wire fabrication equipment and technology of Texas Instruments Incorporated for manufacturing copper-clad aluminum wire and copper-clad steel wire. We anticipate that in midyear 2000 we will begin to produce a significant portion of the bimetallic center conductors we use. However, the loss of Copperweld as a supplier of bimetallic center conductors, either during the term of the current supply contract, or after the expiration of that agreement, and/or our failure to vertically integrate these products, could have a material adverse effect on our business and financial condition. In addition, we purchase fine aluminum wire from a limited number of suppliers. Fine aluminum wire is a smaller raw material purchase than bimetallic wire. Neither of these major raw materials could be readily replaced in sufficient quantities if all supplies from the respective primary sources were disrupted for an extended period and we were unable to vertically integrate the production of these products. In such event, there could be a materially adverse impact on our financial results.

     Additionally, FEP is the primary raw material used throughout the industry for producing flame-retarding cables for local area network applications. There are few worldwide producers of FEP and market supplies have been periodically limited over the past several years. Availability of adequate supplies of FEP will be critical to future local area network cable sales growth.

     We have demonstrated an ability to successfully foam FEP. Our ability to expand foaming of FEP on a larger scale would help moderate the impact of any limitation of the FEP supply. Alternative sources of supply or access to alternative materials are generally available for all other major raw materials we use. Supplies of all other material raw materials we use are generally adequate and expected to remain so for the foreseeable future.

ENVIRONMENT

     We use some hazardous substances and generate some solid and hazardous waste in the ordinary course of our business. As a result, we are subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. Because of the nature of our business, we have incurred, and will continue to incur, costs relating to compliance with these environmental laws. Although we believe that we are in substantial compliance with such environmental requirements, and we have not in the past been required to incur material costs in connection with this compliance, there can be no assurance that our cost to comply with these requirements will not increase in the future. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had and is not expected to have a materially adverse effect on our operations or financial condition.

EMPLOYEES

     At December 31, 1999, we employed approximately 3,300 people. Substantially all employees are located in the United States. We also have employees in foreign countries, including those in our Seneffe, Belgium operations. We believe that our relations with our employees are satisfactory.

ITEM 2.   PROPERTIES

     Our principal administrative, production and research and development facilities are located in the following locations:

     The Hickory, North Carolina facility occupies approximately 40,000 square feet under a lease expiring in December 2001. Our executive offices, sales office and customer service department are located at this facility.

     The Catawba, North Carolina facility occupies approximately 1,000,000 square feet and is owned by us. The Catawba facility manufactures coaxial cables, is the major distribution facility for our products and houses certain administrative and engineering activities.

     The Claremont, North Carolina facility occupies approximately 587,500 square feet and is owned by us. The Claremont facility manufactures coaxial, copper twisted pair and fiber optic cables and houses certain of our administrative, sales and engineering activities.

     The Newton, North Carolina facility occupies approximately 455,000 square feet of manufacturing, office and warehouse space and is owned by us. We intend to renovate the facility and establish the new CommScope Cable Technology Center at this location. Once renovated, we expect the facility to house some of our engineering, research and development functions as well as manufacturing of wireless products.

     The Scottsboro, Alabama facility occupies approximately 150,000 square feet and is owned by us. The Scottsboro facility manufactures coaxial cables.

     The Seneffe, Belgium, facility occupies approximately 120,000 square feet and is owned by us. The Seneffe facility houses certain coaxial cable manufacturing and sales activities.

     The Statesville, North Carolina facility occupies approximately 315,000 square feet and is owned by us. The Statesville facility houses certain twisted pair cable manufacturing, cable-in-conduit manufacturing, wire fabrication, recycling activities, research and development, and engineering activities.

     In March 2000, we leased an approximately 225,500-square-foot facility in Sparks, Nevada primarily for the manufacturing of cable-in-conduit products and for a regional service and distribution facility.

     We do not believe there is any material long-term excess capacity in our facilities, although utilization is subject to change based on customer demand. We believe that our facilities and equipment generally are well maintained, in good operating condition and suitable for our purposes and adequate for our present operations.

ITEM 3.   LEGAL PROCEEDINGS

     We are not involved in any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. We do not believe that any such claims or lawsuits will have a materially adverse effect on our financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the three months ended December 31, 1999.

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "CTV." The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

                                           Common Stock
                                            Price Range
                                     --------------------------
                                        High           Low
                                     -----------    -----------

1998
First Quarter                        $ 15 3/16      $ 11 5/8
Second Quarter                       $ 17 7/16      $ 13 5/16
Third Quarter                        $ 20 11/16     $  9  3/8
Fourth Quarter                       $ 17 1/4       $  8  3/4

1999
First Quarter                        $ 21 9/16      $ 15 7/8
Second Quarter                       $ 31 3/16      $ 19 1/4
Third Quarter                        $ 40           $ 29 1/4
Fourth Quarter                       $ 46 3/8       $ 31 11/16

     As of March 21, 2000 the approximate number of registered stockholders of record of our common stock was 761.

     We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Our debt agreements contain limits on our ability to pay cash dividends on our common stock.



ITEM 6.   SELECTED FINANCIAL DATA

                                Five Year Summary of Selected Financial Data (In
                            thousands, except ratios and per share amounts)

                                                                Year Ended December 31,
                                                -----------------------------------------------------------------
                                                  1999         1998         1997         1996         1995
                                                  ----         ----         ----         ----         ----

RESULTS OF OPERATIONS:
Net sales                                       $748,914     $571,733     $599,216     $572,212     $485,160
Gross profit                                     200,106      134,593      141,000      155,089      129,428
Operating income                                 117,517       72,843       79,182      100,254       85,263
Net income                                        68,077       39,231       37,458       57,122       47,331
Pro forma net income (1)                              --           --       34,604       51,908           --

NET INCOME PER SHARE
    INFORMATION (1):
Weighted average number of
  shares outstanding:
    Basic                                         50,669       49,221       49,107       49,105           --
    Assuming dilution                             52,050       49,521       49,238       49,200           --
Net income per share:
    Basic                                       $   1.34     $   0.80     $   0.70     $   1.06           --
    Assuming dilution                           $   1.31     $   0.79     $   0.70     $   1.06           --

BALANCE SHEET DATA:
Cash and cash equivalents                       $ 30,223     $  4,129     $  3,330     $     --     $     --
Property, plant and equipment, net               181,488      135,082      133,235      117,022       90,587
Total assets                                     582,535      465,327      483,539      479,885      412,378
Working capital                                  146,952       93,982      112,786      107,220       72,908
Long-term debt, including
    current maturities (2)                       198,402      181,800      265,800       10,800       10,800
Stockholders' equity (2)                         281,344      203,972      150,032      393,560      339,177

OTHER INFORMATION:
Earnings before net interest,
    taxes, depreciation, and
    amortization ("EBITDA") (3)                 $147,360     $ 99,616     $ 96,606     $121,045     $102,597
Depreciation and amortization                     29,295       24,662       21,677       18,952       17,219
Capital expenditures                              57,149       22,784       29,871       33,218       27,281
Ratio of earnings to fixed charges                 11.62         4.90         5.49        10.13         9.63

-----------------

(1) Pro forma net income, weighted average number of shares outstanding and net income per share have not been presented for 1995 since we, through our wholly owned subsidiary CommScope, Inc. of North Carolina ("CommScope NC"), were formerly a wholly owned indirect subsidiary of General Instrument Corporation with no separately issued or outstanding equity securities prior to the spin-off on July 28, 1997. On the date of the spin-off, through a series of transactions and stockholder dividends initiated by General Instrument, CommScope NC became our wholly owned subsidiary. The unaudited pro forma information for 1996 and 1997 has been prepared utilizing the historical consolidated statements of income of CommScope NC adjusted to reflect a net debt level of $275 million at the beginning of each period presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings and a total of 49.1 million common shares outstanding and 49.2 million common and potential common shares outstanding for basic and diluted earnings per share, respectively. There is no pro forma information for 1998 or 1999 since the spin-off occurred in 1997.


(2) Giving effect to transactions related to the spin-off as if they had occurred on December 31, 1996, on a pro forma basis, long-term debt would have been $276,800 and stockholders' equity would have been $128,348 on that date.

(3) EBITDA is presented not as an alternative measure of operating results or cash flow (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to our ability to service debt. The EBITDA measure included herein may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

          CommScope, Inc., through its wholly owned subsidiaries, operates in the cable manufacturing business. We are a leading worldwide designer, manufacturer and marketer of a broad line of coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access and wireless communications. We believe we are the world's largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) cable television systems. We are also a leading supplier of coaxial, twisted pair and fiber optic cables for premise wiring (local area networks), wireless and other communication applications.

          CommScope, Inc. was incorporated in Delaware in January 1997. On July 28, 1997, through a series of transactions and stockholder dividends initiated by General Instrument Corporation ("General Instrument"): (i) CommScope, Inc. of North Carolina ("CommScope NC"), formerly a wholly owned indirect subsidiary of General Instrument, became a wholly owned subsidiary of CommScope, Inc. and (ii) CommScope, Inc. was spun off to the stockholders of General Instrument. General Instrument retained no ownership interest in CommScope, Inc. or CommScope NC. CommScope, Inc. commenced operations as an independent entity with publicly traded common stock on July 28, 1997.

          Our consolidated financial statements for the period prior to the spin-off reflect our results of operations and cash flows that were included in the consolidated financial statements of General Instrument. These financial results include the revenues and expenses directly attributable to our operations and an allocation of certain general corporate and administrative expenses and net interest expense from General Instrument. We believe the assumptions underlying these financial statements are reasonable, although these financial statements may not necessarily reflect the results of operations had we been a separate, stand-alone entity.


FINANCIAL HIGHLIGHTS

For the three year period 1997-1999, we reported the following results:

                                       Year Ended December 31,
                        --------------------------------------------------
                              1999             1998            1997 (A)
                        -----------------  --------------  ---------------

Net income                  $ 68,077         $ 39,231            $ 34,604
Net income per share -          1.31             0.79                0.70
   assuming dilution


(A) Net income and net income per share information for 1997 are presented on a pro forma basis, giving effect to the spin-off on July 28, 1997.

          One-time events during 1998 include an after-tax profit of $1.4 million related to the sale of certain real and personal property and inventories of our high temperature aerospace and industrial cable business and an after-tax benefit of $1.9 million related to the partial reversal of 1997 after-tax charges associated with our closed Australian joint venture. Net income for 1998, excluding these one-time events would have been $35.9 million, or $0.73 per basic and diluted share.

     One-time events during 1997 include an after-tax charge of $3.1 million associated with the closing of the Australian joint venture. Net income for 1997, excluding this one-time event, would have been $37.7 million, or $0.77 per basic and diluted share.

     Our consolidated financial statements and related notes, included in
Item 8, should be read as an integral part of the financial highlights and the following financial review.


COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 WITH THE YEAR ENDED DECEMBER 31, 1998

Net Sales

     Net sales for the year ended December 31, 1999 increased $177.2 million or 31% to $748.9 million, from 1998. The increase in net sales is primarily driven by strong broadband cable sales to domestic telecommunications companies and solid growth in all key product categories. The following table presents (in millions) our revenues by product line as well as domestic versus international sales for the years ended December 31, 1999 and 1998:

                                       1999 Net     % of 1999     1998 Net    % of 1998
                                         Sales       Net Sales      Sales     Net Sales
                                     ----------------------------------------------------

CATV/Video Products                     $557.4        74.4%        $457.2       80.0%
LAN Products                              87.3        11.7           74.8       13.1
Wireless & Other Telecom Products        104.2        13.9           39.7        6.9
                                   =====================================================
     Total worldwide sales              $748.9       100.0%        $571.7      100.0%
                                   =====================================================

Domestic sales                          $571.2        76.3%        $431.9       75.6%
International sales                      177.7        23.7          139.8       24.4
                                   =====================================================
     Total worldwide sales              $748.9       100.0%        $571.7      100.0%
                                   =====================================================


     For the year ended December 31, 1999, international sales increased 27% compared to 1998, due mainly to the acquisition of our new coaxial cable business in Seneffe, Belgium and improving sales in the Asia/Pacific Rim region. While year-to-date Latin American sales were level from 1998 to 1999, we are beginning to see encouraging signs of activity in this region, demonstrated by three recently announced contracts representing more than $11 million in potential revenues over the next few years.

     Net sales to cable television and other video distribution markets ("CATV/Video Products") for the year ended December 31, 1999 increased $100.2 million or 22% to $557.4 million, from 1998. The increase in sales of CATV/Video Products resulted primarily from strong sales of broadband cable to domestic telecommunications companies and cable television system operators. Domestic CATV/Video sales grew approximately 20% year-over-year. This performance reflects the ongoing momentum in the upgrade of broadband networks for multi-channel video, voice and high-speed Internet access.

     Net sales for local area network and other data applications ("LAN Products") for the year ended December 31, 1999 increased $12.5 million or 17% to $87.3 million, from 1998. Demand remains strong for high-performance products and pricing for selected products appears to have stabilized. However, during 1999, capacity constraints limited growth in sales of certain LAN Products. During the second half of 1999, we expanded our production capacity for enhanced bandwidth cables and began a 137,500-square-foot expansion of our Claremont, N.C. facility, in part to support sales growth in LAN Products. We expect to equip this expansion in midyear 2000. We are optimistic about growth in sales of our LAN Products, due primarily to the strength of the underlying market, the ongoing shift to high-performance products, and the acceptance of our Isolite(TM) foamed insulation for unshielded twisted pair cables.

     Net sales for wireless and other telecommunications products for the year ended December 31, 1999 were $104.2 million as compared to $39.7 million in 1998. This substantial year-over-year increase reflects strong growth in both sales of Cell Reach(R) for wireless applications and sales of other telecommunications products. Sales of Cell Reach products more than quadrupled year-over-year. We believe that Cell Reach is now recognized as the new standard of performance and value in the wireless industry due to its superior performance and compelling value proposition for the growing wireless industry. With significant capacity scheduled to come on line in midyear 2000, we believe that Cell Reach will be a substantial contributor to our long-term growth goals. Other telecommunications products primarily represent cables designed for switching and transmission applications for enhanced telecommunications services. Sales of other telecommunications products more than doubled year-over-year.

Gross Profit (Net Sales Less Cost of Sales)

     Gross profit for the year ended December 31, 1999 was $200.1 million, compared to $134.6 million for 1998, an increase of 49%. Gross profit margins improved to 26.7% for the year ended December 31, 1999, compared to gross profit margins of 23.5% for 1998. The primary drivers of the improvement in gross profit and gross profit margins are:

     o    increased sales volumes and favorable product mix;

     o    improving Cell Reach profitability; and

     o aggressive cost reduction efforts, primarily through engineered manufacturing efficiencies including vertical integration projects.

     These improvements were somewhat offset by lower prices for certain LAN Products and the acquisition of the Seneffe facility. This facility, while profitable and improving, currently has lower than our average margins. The Seneffe facility is expected to play a key role in strengthening our worldwide delivery capability. We expect to continue investing in this facility and intend to increase its capacity and productivity.

     In order to mitigate escalating material costs, we recently announced global price increases of 6-8% for all of our hybrid fiber coaxial (HFC) related products. We began notifying customers of this price increase in late December 1999 and began implementing the increase in February 2000.

     We anticipate continued improvement in gross profit margins due to ongoing cost reduction initiatives. However, these improvements may be moderated by increasing commodity prices.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expense for the year ended December 31, 1999 was $68.9 million, compared to $52.8 million for 1998. As a percentage of net sales, SG&A expense was 9% for the years ended December 31, 1999 and 1998. The absolute amount of SG&A expense increased over the prior period as a result of the expansion of sales and marketing efforts to support developing products and sales growth targets.

Research and Development

     Research and development expense as a percentage of net sales remained steady at 1% for the years ended December 31, 1999 and 1998. We have ongoing programs to develop new products and market opportunities for our products and core capabilities and new manufacturing technologies to achieve cost reductions.

Gain on Sale of Assets

     In February 1998, we sold certain real and personal property and inventories of our high temperature aerospace and industrial cable business to Alcatel NA Cable Systems, Inc. for an adjusted price of $13 million. We recognized a pretax gain from the sale of $1.9 million or $0.02 per basic and diluted share, net of tax effect.

Other Income (Expense), Net

     In December 1998, we recorded a pretax benefit of $2.0 million, or $0.04 per basic and diluted share, net of tax effect, related to the partial reversal of 1997 after-tax charges associated with our closed Australian joint venture.

Net Interest Expense

     Net interest expense for the year ended December 31, 1999 was $9.6 million, compared to $14.9 million for 1998. The decrease in net interest costs is primarily due to the lower amount of weighted average outstanding borrowings under our revolving credit agreement during 1999. In addition, all outstanding borrowings under our revolving credit agreement were repaid in December 1999 with proceeds from the issuance of our convertible notes, which carry a lower effective interest rate. This reduction in interest expense was partially offset during the year ended December 31, 1999 by interest expense on new borrowings of 15 million euros (equivalent to $16.4 million at the date of borrowing), which are discussed below under "Liquidity and Capital Resources."

Income Taxes

     Our effective tax rate was 37% for the year ended December 31, 1999 and 35% for 1998. This fluctuation in our effective tax rate is partly due to the strength in 1999 domestic versus international sales, which diluted the impact of our foreign sales corporation tax benefit. In addition, the 1998 rate included a benefit of 1% from the reversal of a valuation allowance established in 1997 for charges associated with the closing of our Australian joint venture.


COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 WITH THE YEAR ENDED DECEMBER 31, 1997

Net Sales

     Net sales for the year ended December 31, 1998 were $571.7 million compared to $599.2 million in 1997, a decrease of 5%. The following table presents (in millions) our revenues by product line as well as domestic versus international sales for the years ended December 31, 1998 and 1997:

                                                    1998 Net      % of 1998         1997 Net      % of 1997
                                                      Sales        Net Sales          Sales       Net Sales
                                                -----------------------------------------------------------

CATV/Video Products                                    $457.2        80.0 %          $491.5       82.0 %
LAN Products                                             74.8        13.1              76.6       12.8
Wireless and Other Telecom Products                      39.7         6.9              31.1        5.2
                                                ----------------------------------------------------------
     Total worldwide sales                             $571.7       100.0 %          $599.2      100.0 %
                                                ==========================================================

Domestic sales                                         $431.9        75.6 %          $398.8       66.6 %
International sales                                     139.8        24.4             200.4       33.4


                                                ==========================================================
     Total worldwide sales                             $571.7       100.0 %          $599.2      100.0 %
                                                ==========================================================


     International sales (of which over 96% are for CATV/Video Products) decreased 30%, or $60.6 million, in 1998 from 1997 international sales of $200.4 million. Sales to Latin America and the Pacific Rim were affected due to the economic turmoil experienced in those regions during 1998. Sales to the Pacific Rim were also negatively affected by decreased sales activity in Australia ($0.9 million in 1998 compared to $10.3 million in 1997).

     Overall sales of CATV/Video Products in 1998 decreased by 7% compared to 1997. Sales of CATV/Video Products represented 80% of our net sales in 1998, compared to 82% in 1997. Domestically, sales of CATV/Video Products increased by 8%, driven primarily by increased sales to multiple system operators using HFC cable networks, who continued their system upgrading activities.

     To complement our offering of CATV/Video Products, we continue to focus on growth opportunities for LAN Products. As a leader in the concept of high performance premise wiring cable, sales of LAN Products grew from approximately $25 million in 1993 to $76.6 million in 1997, before decreasing 2% in 1998 to $74.8 million. Although the sales of "enhanced" cable continued to be strong, many of the distributors of "generic" cable had unanticipated high inventory levels late in 1998 resulting in reduced sales to those distributors.

     Many of our LAN Products utilize the raw material FEP to produce flame-retarding cables. There are few worldwide producers of FEP and market supplies of this product have been periodically limited over the past several years. In 1998, we announced that we had developed a thin-wall foam FEP process, which was patented in 1999, that is designed to use approximately 30% less FEP in typical product designs and improve signal velocity. Customer response to initial use of the new products has been positive.

     Overall average selling prices for CATV/Video Products for the full fiscal year 1998 decreased slightly from 1997, but were generally more stable than in recent years. Overall average selling prices for LAN Products were stable for 1998 as compared to 1997, primarily due to a stronger mix of enhanced cables, which provide higher unit prices than standard grade cables. However, overall average selling prices for LAN Products were lower during the second half of 1998.

     Sales of wireless and other telecommunications products increased by $8.6 million in 1998 compared to 1997. Included in these amounts are sales of wiring products used in telecommunication applications, Cell Reach product sales, and sales from the high temperature aerospace and industrial cable business (which was sold in February 1998).

     We have expanded into additional markets through the internal development of new products such as Cell Reach, which is a coaxial cable product designed to be installed on antenna towers for cellular telephone, personal communication services ("PCS"), paging and other wireless or cellular communications applications. Initial marketing of Cell Reach cables and accessories as the lowest loss, lowest life-cycle cost solution for wireless applications to cellular network operators in the United States and certain international markets began in 1997. Sales of Cell Reach products represented approximately 2% of total net sales in 1998. Contracts with Airgate Wireless and Sprint PCS, announced late in 1998, confirm that the Cell Reach product is gaining industry recognition in the wireless and cellular market.

Gross Profit (Net Sales Less Cost of Sales)

     Gross profit for the year ended December 31, 1998 was $134.6 million, compared to $141.0 million for the comparable prior year period, a decrease of $6.4 million, or 5%. Gross profit margin was 23.5% in 1998 and 1997. The decrease in gross profit is primarily due to the lower sales volume in 1998 as compared to 1997.

     Gross profit margin, while stable on a year-to-year basis, improved significantly throughout 1998. Gross profit margins were 20.6% for the first quarter of 1998, 23.0% for the second quarter of 1998, 24.8% for the third quarter of 1998 and 25.3% for the fourth quarter of 1998. The gross profit margin improvement of almost 500 basis points during the last three calendar quarters of 1998 is due primarily to the following factors:

     o    a stabilization of market prices for our coaxial cable products;

     o engineered manufacturing efficiencies including vertical integration projects;

     o raw material cost improvements (including costs for commodity raw materials); and

     o    improving Cell Reach product profitability.


     We have focused on developing or acquiring manufacturing capabilities that allow for the in-house production or modification of materials and components used in the production of our finished products that are more efficient than commercially practiced.

     Our Cell Reach product generated negative gross profit margin during initial marketing and test installations in 1997. For 1997, Cell Reach manufacturing start-up costs negatively affected gross profit margin by approximately 70 basis points. As Cell Reach gained industry recognition during 1998, product sales increased and the product produced positive gross profit margin in 1998.

Selling, General and Administrative

     SG&A expense for the year ended December 31, 1998 was $52.8 million, compared to $50.4 million for the comparable prior year period, an increase of $2.4 million, or 5%. As a percentage of net sales, SG&A expense was 9% in 1998 and 8% in 1997. The increase in the absolute amount of SG&A expense was due primarily to expanded sales and marketing efforts for our products.

Research and Development

     Research and development expense was 1% of net sales in both 1998 and 1997.

Gain on Sale of Assets

     In February 1998, we sold certain real and personal property and inventories of our high temperature aerospace and industrial cable business to Alcatel NA Cable Systems, Inc. for an adjusted price of $13 million. We recognized a pretax gain from the sale of $1.9 million or $0.02 per basic and diluted share, net of tax effect.

Other Income (Expense), Net

     Other income (expense), net in 1998 includes a $2.0 million pretax benefit for the partial reversal of 1997 pretax charges related to our financial investment in an Australian joint venture. Other income
(expense), net in 1997 primarily reflects pretax charges of $3.9 million to reduce our total current financial investment in an Australian joint venture to expected net realizable value.

     Due to certain governmental regulation changes and other events affecting the market for cable products in Australia during 1997, manufacturing operations of the joint venture were suspended in August 1997 and formally discontinued by decision of the joint venture's directors in December 1997. During the fourth quarter of 1997, we recorded pretax charges of $3.9 million to other income (expense), net to reduce our total current financial investment in the joint venture to expected net realizable value. Tax benefits were recorded at our effective tax rate reduced by a $0.7 million valuation allowance established for expected nondeductible capital losses resulting from the investment. Net of tax benefits of $0.8 million, these charges reduced 1997 net income by $3.1 million, or $0.06 per basic and diluted share.

     In July 1998, a formal termination and dissolution agreement for the joint venture was completed. The partial liquidation of the joint venture's assets in 1998, which was affected by the terms of the formal termination and dissolution agreement between the partners, indicated that the financial position of the joint venture at final dissolution would be better than was anticipated at December 31, 1997. Accordingly, $2.0 million of the 1997 pretax charges related to our financial investment in the joint venture were reversed into other income (expense), net, representing $0.04 per basic and diluted share after taxes, including reversal of the capital loss valuation allowance established in 1997. Final dissolution and liquidation of this joint venture is expected to be completed in accordance with Australian legal requirements in 2000 and is not expected to have a material impact on the Company's results of operations.

Net Interest Expense

     Net interest expense was $14.9 million in 1998 compared to $13.5 million in 1997. On a pro forma basis (giving effect to the spin-off as if it had occurred on January 1, 1997), net interest expense was $18.1 million in 1997. The reduction in net interest expense in 1998 compared to pro forma net interest expense in 1997 was primarily attributable to an $84 million reduction in borrowings under our revolving credit facility in 1998 (and a total reduction of $95 million from the date of the spin-off to December 31, 1998).

Income Taxes

     Our effective tax rate in 1998 was 35% (representing a 36% normal effective tax rate reduced primarily by the effects of the change in a capital loss valuation allowance of 1%). Our effective tax rate in 1997 was 39% (representing a 38% normal effective tax rate increased by 1% for the establishment of a capital loss valuation allowance). The capital loss valuation allowance established in 1997 relates to expected nondeductible capital losses resulting from our equity investment in the Australian joint venture. The 200 basis point reduction in the normal effective tax rate for 1998 compared to 1997 was mainly due to increased tax benefits from foreign sales and the utilization of state investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations was $79.4 million for the year ended December 31, 1999, compared to $82.9 million for 1998, a decrease of $3.5 million, or 4%. The decrease in cash flow provided by operations in 1999, compared to 1998, is primarily due to increased accounts receivable resulting from higher sales volume and moderated somewhat by improved cash collections. This decrease was also somewhat offset by an increase in accounts payable and other accrued liabilities.

     Working capital was $147.0 million at December 31, 1999, compared to $94.0 million at December 31, 1998. We believe that working capital levels are appropriate to support current levels of orders and backlog.

     During the year ended December 31, 1999, we invested $57.1 million in equipment and facilities compared to $22.8 million in 1998. The capital spending in each period was primarily attributable to vertical integration projects, capacity expansion, and equipment upgrades to meet increased current and anticipated future business demands. Based on expectations of continued growth, we plan to accelerate capital expenditures over the next few quarters. We expect capital expenditures for equipment and facilities in 2000 to be approximately $75 million. This level of capital spending includes anticipated expenditures for potential international expansion opportunities.

     We utilized an additional $17.0 million during the year ended December 31, 1999 to acquire Alcatel's coaxial cable business in Seneffe, Belgium. During the year ended December 31, 1998, we received initial cash proceeds of $9.7 million related to the sale of our high temperature aerospace and industrial cable business.

     Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. In December 1999, in order to create a longer-term capital structure, we issued $172.5 million of 4% convertible subordinated notes due in 2006. The proceeds from these convertible notes were used primarily to repay outstanding indebtedness under our revolving credit agreement. Additionally in 1999, we borrowed 15 million euros (equivalent to $16.4 million on the date of borrowing) under a new variable rate term loan agreement to fund the acquisition of our coaxial cable business in Seneffe, Belgium. Including the convertible notes, we owed long-term debt of $198.4 million, or 41% of our book capital structure, defined as long-term debt and total stockholders' equity, as of December 31, 1999, compared to $181.8 million, or 47% of our book capital structure as of December 31, 1998.

     Based upon our analysis of our consolidated financial position and the expected results of our operations in the future, we believe that we will have sufficient cash flows from future operations and the financial flexibility to attract both short-term and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect our operations or ability to meet cash requirements.

MARKET RISK

     We have established a risk management strategy that includes the use of derivative financial instruments primarily to reduce our exposure to market risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. Derivative financial instruments utilized by us, which are not entered into for speculative purposes, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. Our policy is to designate all derivatives as hedges and to account for the derivatives in the same manner as the item being hedged. We do not utilize derivative financial instruments for trading purposes, nor do we engage in speculation.

     Materials, in their finished form, account for a large portion of our cost of sales. These materials are fabricated from commodity products that are openly traded on exchange markets and are subject to significant potential changes in market prices. Increases in the prices of certain commodity products could result in higher overall production costs.

     We primarily bill customers in foreign countries in US dollars. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar can adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. The 1999 acquisition of our Belgian subsidiary created a specific market risk that a decline in the value of the Belgian franc (or the euro) compared to the US dollar could adversely affect our net investment in that subsidiary. Our Eurodollar Credit Agreement, which is denominated in euros, serves as a hedge of our net investment in the Belgian subsidiary.

     As of December 31, 1999, the only derivative financial instrument outstanding was an interest rate swap agreement that serves as a fixed-rate hedge to the variable-rate borrowings under our Eurodollar Credit Agreement, as required under the covenants of this term loan. At December 31, 1999, we evaluated our commodity pricing and foreign currency exchange exposures and concluded that it was not currently beneficial to use derivative financial instruments to hedge our current positions with respect to those exposures. The fair values of the interest rate and commodity price swap contracts outstanding at December 31, 1998 and the interest rate swap agreement outstanding at December 31, 1999 are not material to our financial position.

     Our nonderivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. At December 31, 1999, the book values of each of the financial instruments recorded on our balance sheet are considered representative of their respective fair values due to their variable interest rates, their short terms to maturity, or their short length of time outstanding. Fair value of the Company's debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of arrangements.

     The following table summarizes our market risks associated with long-term debt and foreign currency exposure. The table presents principal cash outflows and related interest rates by year of maturity.


                                                           Long-term Debt Maturities by Year
                                                                   ($ in millions)


                                                                                  There-      Total     Fair
                                 2000      2001      2002       2003      2004    after                Value
                           -----------------------------------------------------------------------------------

Fixed rate ($US)                $ --      $ --      $ --       $ --      $ --      172.5     $172.5    $172.5
   Average interest rate        4.00%     4.00%     4.00%      4.00%     4.00%     4.00%

Variable rate ($US)             $ --      $ --      $ --       $ --      $ --    $ 10.8      $ 10.8    $ 10.8
   Average interest rate        5.56%     5.56%     5.56%      5.56%     5.56%     5.56%

Variable rate (EUR)             $ --     $ 2.3     $ 3.0      $ 3.0     $ 3.0     $ 3.8      $ 15.1    $ 15.1
   Average interest rate        4.19%     4.19%     4.19%      4.19%     4.19%     4.19%



EFFECTS OF INFLATION

     We continually attempt to minimize any effect of inflation on earnings by controlling our operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on our results of operations.

     The principal raw materials purchased by us (fabricated aluminum, plastics, bimetals, copper and fiber) are subject to changes in market price as these materials are linked to the commodity markets. To the extent that we are unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of our operations.

OTHER

     We are either a plaintiff or a defendant in pending legal matters in the normal course of business; however, we believe none of these legal matters will have a materially adverse effect on our financial statements upon final disposition. In addition, we are subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. Our manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on our financial statements.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for us beginning with the year ending December 31, 2001. We are currently evaluating the effects of SFAS No. 133 on our financial statements and current disclosures.

EUROPEAN MONETARY UNION -- EURO

     On January 1, 1999, several member countries of the European Monetary Union established fixed conversion rates between their existing sovereign currencies, and adopted the euro as their new common legal currency. As of that date, the euro began trading on currency exchanges. The legacy currencies of the participating countries will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. We conduct business in member countries.

     During the transition period, cashless payments (for example, wire transfers) can be made in the euro, and parties to individual transactions can elect to pay for goods and services using either the euro or the legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce euro notes and coins and eventually withdraw all legacy currencies so that they will no longer be available.

     We are addressing the issues involved with the introduction of the euro. Among the issues facing us are the assessment and conversion of information technology systems to allow for transactions to take place in both the legacy currencies and the euro and the eventual elimination of legacy currencies. In addition, we are reviewing certain existing contracts for potential modification and assessing our pricing/marketing strategies in the affected European markets.

     Based on current information, we do not expect that the euro conversion will have a materially adverse effect on our business, results of operations, cash flows or financial condition.

YEAR 2000

     During 1999, we completed our preparations to mitigate the risks posed by Year 2000 compliance issues. We prepared for the Year 2000 risks through a corporate wide effort to modify, upgrade and replace various information technology and non-information technology systems, devices, and applications. To date, we have not experienced any significant Year 2000 related problems with our information technology or non-information technology systems, devices or applications. In addition, we have not experienced any significant Year 2000 related problems with any of our major customers or suppliers.

     The costs of addressing Year 2000 compliance issues were not material to our results of operations, financial condition or cash flows and were financed through cash flows from operations.

     We believe that we and our major customers and suppliers have become Year 2000 compliant to ensure minimal business interruption to our operations. However, we cannot assure you that problems associated with system failure or deficient system operation due to Year 2000 compliance issues will not result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition.

INFORMATION MANAGEMENT SYSTEM

     On January 2, 2000, we began the implementation of a new integrated information management system. Our goal for this new computer-based system is to help us improve business practices, allow faster access to information and ultimately enable us to service our customers better in the future, among other things.

     However, during January 2000 we experienced some delays in certain shipments in connection with the transition to this new information system. During the first quarter of 2000, we worked diligently to correct these transition issues and to increase shipping efforts to reduce the system-related backlogs. While this shipping issue may have a negative impact on our first quarter 2000 results, we do not believe that these transition issues will have a material impact on our results of operations, liquidity or financial condition in 2000. However, we cannot assure you that we will incur no future issues with this system.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, such as effective implementation of the new integrated information management system, developments in technology, pricing and acceptance of our products, changes in material costs, industry competition, regulatory changes affecting the cable industry, international economic conditions, telecommunications industry capital spending, successful expansion and related operation of the Newton and Claremont facilities, successful implementation of the bimetals operation and other vertical integration activities, the ability to achieve reductions in costs and to continue to integrate acquisitions, foreign currency fluctuations, technological obsolescence, international economic and political uncertainties and other specific factors discussed in Exhibit 99 to this Form 10-K, which is incorporated by reference herein. The information contained in this Form 10-K represents our best judgment at the date of this report based on information currently available. However, we do not intend to update this information to reflect developments or information obtained after the date of this report and disclaim any legal obligation to do so.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                          PAGE #
    ---------------------------------------------------------------------------

     Independent Auditors' Report                                          26
     Consolidated Statements of Income for the Years ended
            December 31, 1999, 1998 and 1997                               27
     Consolidated Balance Sheets as of December 31, 1999 and 1998          28
     Consolidated Statements of Cash Flows for the Years ended
            December 31, 1999, 1998 and 1997                               29
     Consolidated Statements of Stockholders' Equity for the Years
            ended December 31, 1999, 1998 and 1997                         30
     Notes to Consolidated Financial Statements                           31-45
     Schedule II - Valuation and Qualifying Accounts                       46

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
 of CommScope, Inc.
Hickory, North Carolina

We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Hickory, North Carolina
January 31, 2000


                                                            COMMSCOPE, INC.
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                          (IN THOUSANDS, EXCEPT NET INCOME PER SHARE AMOUNTS)



                                                                              Year Ended December 31,
                                                                 -------------------------------------------------
                                                                         1999             1998             1997
                                                                 --------------    --------------   --------------

Net sales (Notes 4, 5 and 16)                                    $      748,914    $      571,733   $      599,216
                                                                 --------------    --------------   --------------


Operating costs and expenses:
   Cost of sales                                                        548,808           437,140          458,216
   Selling, general and administrative                                   68,869            52,817           50,361
   Research and development                                               8,332             5,612            6,234
   Amortization of goodwill                                               5,388             5,194            5,223
   Gain on sale of assets (Note 5)                                           --            (1,873)              --
                                                                 --------------    --------------   --------------
     Total operating costs and expenses                                 631,397           498,890          520,034
                                                                 --------------    --------------   --------------

Operating income                                                        117,517            72,843           79,182

Other income (expense), net (Note 4)                                        736             2,261           (4,183)
Interest expense                                                        (10,230)          (15,448)         (13,685)
Interest income                                                             604               558              200
                                                                 --------------    --------------   --------------
Income before income taxes                                              108,627            60,214           61,514

Provision for income taxes (Note 11)                                    (40,550)          (20,983)         (24,056)
                                                                 --------------    --------------   --------------
Net income                                                       $       68,077    $       39,231   $       37,458
                                                                 ==============    ==============   ==============




Net income per share:
   Basic                                                         $         1.34   $          0.80        *
   Assuming dilution                                             $         1.31   $          0.79        *

Weighted-average shares outstanding:
   Basic                                                                 50,669            49,221        *
   Assuming dilution                                                     52,050            49,521        *


*    Historical net income per share data for 1997 is not considered relevant for the reasons provided in Notes 2 and 3. Pro forma net income per share data is presented in Note 3.


                                           See notes to consolidated financial statements.


                                                            COMMSCOPE, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                         As of December 31,
                                                                                   -----------------------------
                                                                                       1999           1998
                                                                                   -----------------------------

                                     ASSETS


Cash and cash equivalents                                                            $     30,223     $   4,129

Accounts receivable, less allowance for doubtful accounts of $4,838 and $4,126,
   respectively                                                                           127,018        93,627
Inventories (Note 6)                                                                       40,208        29,986
Prepaid expenses and other current assets                                                   2,376         3,745
Deferred income taxes (Note 11)                                                            15,354        12,925
                                                                                   --------------  -------------
     Total current assets                                                                 215,179       144,412

Property, plant and equipment, net (Note 7)                                               181,488       135,082
Goodwill, net of accumulated amortization of $48,777 and $43,396, respectively
                                                                                          162,075       164,024
Other intangibles, net of accumulated amortization of $32,055 and $29,314,
   respectively                                                                            16,710        19,451
Other assets (Note 9)                                                                       7,083         2,358
                                                                                   --------------  -------------
     Total Assets                                                                        $582,535     $ 465,327
                                                                                   ==============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                          $29,179       $23,717
Other accrued liabilities (Note 8)                                                         39,048        26,713
                                                                                   --------------  -------------
     Total current liabilities                                                             68,227        50,430


Long-term debt (Note 9)                                                                   198,402       181,800
Deferred income taxes (Note 11)                                                            20,346        17,543
Other noncurrent liabilities (Note 10)                                                     14,216        11,582
                                                                                   --------------  -------------
     Total Liabilities                                                                    301,191       261,355

Commitments and contingencies (Note 15)

Stockholders' Equity (Notes 1,9,12 and 13):
   Preferred stock, $.01 par value; Authorized shares:  20,000,000; Issued and                 --            --
     outstanding shares:  None at December 31, 1999 and 1998
   Common stock, $.01 par value; Authorized shares:  300,000,000; Issued and outstanding shares:  50,889,208 at December 31, 1999; 50,254,467 at
     December 31, 1998                                                                        509           503
Additional paid-in capital                                                                166,875       155,631
Retained earnings                                                                         115,915        47,838
Accumulated other comprehensive loss (Note 17)                                            (1,955)            --
                                                                                   --------------  -------------
     Total Stockholders' Equity                                                           281,344       203,972
                                                                                   --------------  -------------

     Total Liabilities and Stockholders' Equity                                        $  582,535      $465,327
                                                                                   ==============  ============



                               See notes to consolidated  financial statements.


                                                            COMMSCOPE, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)



                                                                              YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                      1999           1998           1997
                                                                   ----------- ---------------  -----------

OPERATING ACTIVITIES:
Net income                                                           $68,077       $   39,231   $   37,458
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                      29,295           24,662       21,677
   Deferred income taxes                                                (98)            1,788        1,374
   Gain on sale of assets of the high temperature aerospace
     and industrial cable business                                        --          (1,873)           --
   Changes in assets and liabilities:
     Accounts receivable                                            (37,367)            5,114        6,076
     Inventories                                                     (5,340)            6,318      (1,087)
     Prepaid expenses and other current assets                         1,356          (1,546)      (1,152)
     Accounts payable and other accrued liabilities                   21,368            7,667      (7,713)
     Other noncurrent liabilities                                      2,633            1,856          161
     Other                                                             (499)            (340)        2,894
                                                                   ---------   ---------------  ----------
Net cash provided by operating activities                             79,425           82,877       59,688

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                       (57,149)         (22,784)     (29,871)
   Acquisition of business in Seneffe, Belgium                      (17,023)               --           --
   Sale of assets of the high temperature aerospace and
     industrial cable business                                            --            9,654           --
   Other                                                                 314              343          268
                                                                   ---------   ---------------  ----------
Net cash used in investing activities                               (73,858)         (12,787)     (29,603)

FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving credit facility
                                                                   (171,000)         (84,000)      255,000
   Proceeds from term loan facility for acquisition of
     business in Seneffe, Belgium                                     16,353               --           --
   Proceeds from issuance of convertible notes                       172,500               --           --
   Debt issuance costs                                               (5,084)               --        (705)
   Dividend paid to former parent company                                 --               --    (265,212)
   Transfers to former parent company, net                                --               --     (15,838)
   Proceeds from exercise of stock options                             8,024            1,235           --
   Proceeds from issuance of shares in secondary offering                 --           13,474           --
                                                                   ---------   ---------------  ----------
Net cash provided by (used in) financing activities                   20,793         (69,291)     (26,755)

Effect of exchange rate changes on cash                                (266)               --           --

Change in cash and cash equivalents                                   26,094              799        3,330
Cash and cash equivalents, beginning of year                           4,129            3,330           --
                                                                   ---------   ---------------  ----------
Cash and cash equivalents, end of year                           $    30,223   $        4,129   $    3,330
                                                                   =========   ===============  ==========



                    See notes to consolidated financial statements.


                                                            COMMSCOPE, INC.
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                          Accumulated
                                        Number of                 Additional                 Other          Total
                                      Common Shares                Paid-In     Divisional   Retained   Comprehensive  Stockholders'
                                      Outstanding    Common Stock  Capital       Equity     Earnings        Loss          Equity
                                     -------------  ------------  ----------   ----------   --------    -------------  ------------


Balance December 31, 1996                     --     $    --      $     --     $393,560     $     --   $       --      $  393,560

Transfers to former parent company,
   net                                        --          --            --      (15,838)          --           --         (15,838)
Dividend paid to former parent
   company                                    --          --            --     (265,212)          --           --        (265,212)
Net income (and comprehensive
   income) from January 1, 1997 to
   July 27, 1997                              --          --            --       28,851           --           --          28,851
Issuance of shares in the
   Distribution (Note 1)              49,104,874         491       140,870     (141,361)          --           --              --
Issuance of shares to outside
   directors                               4,000          --            64           --           --           --              64
Net income (and comprehensive
   income) from July 28, 1997 to
   December 31, 1997                          --          --            --           --        8,607           --           8,607
                                     ----------------------------------------------------------------------------------------------


Balance December 31, 1997             49,108,874         491       140,934           --        8,607           --         150,032


Issuance of shares in secondary
   offering                            1,050,573          11        13,463           --           --           --          13,474
Issuance of shares for stock option
   exercises                              95,020           1         1,140           --           --           --           1,141
Tax benefit from stock option
   exercises                                  --          --            94           --           --           --              94
Net income (and comprehensive
   income)                                    --          --            --           --       39,231           --          39,231
                                     ----------------------------------------------------------------------------------------------


Balance December 31, 1998             50,254,467         503       155,631           --       47,838           --         203,972


Issuance of shares for stock option
   exercises                             633,741           6         8,024           --           --           --           8,030
Tax benefit from stock option
   exercises                                  --          --         3,201           --           --           --           3,201
Issuance of shares to outside              1,000          --            19           --           --           --              19
   director
Comprehensive income:
   Net income                                 --          --            --           --       68,077           --          68,077
   Other comprehensive loss
     (Note 17)                                --          --            --           --           --       (1,955)         (1,955)
                                     ----------------------------------------------------------------------------------------------
Total comprehensive income                    --          --            --           --       68,077       (1,955)         66,122
                                     ==============================================================================================


Balance December 31, 1999             50,889,208     $   509      $166,875     $     --    $ 115,915   $   (1,955)     $  281,344
                                     ==============================================================================================



                                                     See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)



1.   BACKGROUND AND DESCRIPTION OF THE BUSINESS

     CommScope, Inc. ("CommScope" or the "Company"), through its wholly owned subsidiaries, operates in the cable manufacturing business. CommScope is a leading worldwide designer, manufacturer and marketer of a broad line of coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access and wireless communications. Management believes CommScope is the world's largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) cable television systems. CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications.

     CommScope, Inc. was incorporated in Delaware in January 1997. On July 28, 1997 (the "Distribution Date"), through a series of transactions and stockholder dividends (the "Distribution") initiated by General Instrument Corporation ("General Instrument"): (i) CommScope, Inc. of North Carolina ("CommScope NC"), formerly a wholly owned indirect subsidiary of General Instrument, became a wholly owned subsidiary of CommScope, Inc. and (ii) CommScope, Inc. was spun off to the stockholders of General Instrument. General Instrument retained no ownership interest in CommScope, Inc. or CommScope NC. CommScope, Inc. commenced operations as an independent entity with publicly traded common stock on July 28, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include CommScope and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

BASIS OF PRESENTATION

     The accompanying financial statements for the period prior to the Distribution Date include the revenues and expenses directly attributable to the Company's operations and an allocation of certain general corporate and administrative expenses and net interest expense from General Instrument. General corporate and administrative expenses were allocated to the Company on a consistent basis using management's estimate of services provided to CommScope by General Instrument. Consolidated net interest expense of General Instrument for the period prior to the Distribution was allocated to CommScope based upon the Company's net assets as a percentage of the total net assets of General Instrument. The provision for income taxes for the period prior to the Distribution was based on the Company's expected annual effective tax rate, calculated assuming CommScope had filed tax returns as a separate, free-standing entity. The expense allocations from General Instrument, for the period prior to the Distribution, were made consistent with prior periods. Although management believes these allocations are reasonable, the financial results prior to the Distribution do not necessarily reflect the results of operations of CommScope had it operated as a separate, free-standing entity, and may not be indicative of future operations.

     The financial results of the Company and transfers of capital to / from General Instrument by the Company prior to the Distribution were included in the consolidated results of operations and financial position of General Instrument. Accordingly, all transactions affecting stockholders' equity prior to the Distribution Date are presented as divisional equity in the consolidated statements of stockholders' equity. Transfers of capital to / from General Instrument by the Company reflect the net cash generated or used by the Company during the period prior to the Distribution as a participant in the General Instrument cash management program. After the dividend payment was made to General Instrument in accordance with the terms of the Distribution, the remaining divisional equity was contributed to the Company by General Instrument and is reflected as common stock and additional paid-in capital. Net income of the

Company after the Distribution is reflected as a component of retained earnings. At the Distribution Date, CommScope implemented an independent cash management program and assumed responsibility for the general corporate and administrative expenses, financing costs and income taxes associated with operating a separate, free-standing public company.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents represent amounts on deposit in banks and cash invested temporarily in various instruments with a maturity of three months or less at the time of purchase.

INVENTORIES

     Inventories are stated at the lower of cost, determined on a first-in, first-out ("FIFO") basis, or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line and accelerated methods. Average useful lives are 10 to 35 years for buildings and improvements and three to 10 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred.

GOODWILL, OTHER INTANGIBLES AND OTHER LONG-LIVED ASSETS

     Goodwill is being amortized on a straight-line basis over 30 to 40 years. Other intangibles consist primarily of patents and customer lists, which are being amortized on a straight-line basis over approximately 17 years.

     Management continually reassesses the appropriateness of both the carrying value and remaining life of long-lived assets by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis, and other factors. Management believes that, as of December 31, 1999, the carrying value and remaining life of recorded goodwill, other intangibles and other long-lived assets is appropriate.

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

     The 1997 provision for income taxes has been determined as if CommScope had filed separate tax returns for the period prior to the Distribution. Future tax rates could vary from the historical effective tax rates depending upon the Company's future legal structure and tax elections.

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

ADVERTISING COSTS

     Advertising costs are expensed in the period in which they are incurred. Advertising expense was $1.1 million in 1999, $0.9 million in 1998 and $1.2 million in 1997.

DERIVATIVE FINANCIAL INSTRUMENTS

     CommScope has established a risk management strategy that includes the use of derivative financial instruments primarily to reduce its exposure to market risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. CommScope's policy is to designate all derivatives as hedges and to account for the derivatives in the same manner as the item being hedged. CommScope does not utilize derivative financial instruments for trading purposes, nor does it engage in speculation.

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of the Company's Belgian subsidiary are measured using the local currency as the functional currency. Revenues and expenses of this subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of this subsidiary have been translated at the rates of exchange as of the balance sheet date. Translation gains and losses of this subsidiary are recorded to other comprehensive income or loss (see
Note 17).

     Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of foreign receivables or payables, are included in determining net income and were not material to the results of the Company's operations during 1999, 1998, or 1997.

     The Eurodollar Credit Agreement (see Note 9), which serves as a hedge of the Company's net investment in its Belgian subsidiary, is translated at the rate of exchange as of the balance sheet date. The translation gains or losses on this loan are recorded, net of tax, to other comprehensive income or loss (see Note 17).

NET INCOME PER SHARE

     Net income per share (basic) is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share (assuming dilution) is computed by dividing net income by the weighted average number of common and potential common shares outstanding. The following table reconciles shares outstanding for each computation of net income per share:

                                                                            Year Ended December 31,
                                                           ----------------------------------------------------------
                                                               1999 (C)              1998              1997 (A)
                                                         --------------------- ------------------ -------------------

Weighted average number of common shares outstanding
                                                                       50,669             49,221              49,107
Dilutive effect of employee stock options (B)                           1,381                300                 131
                                                         --------------------- ------------------ -------------------
Weighted average number of common and potential common
shares outstanding                                                     52,050             49,521              49,238
                                                         ===================== ================== ===================

------------------------

(A) Weighted average share information for 1997 is presented on a pro forma basis, and assumes that a total of 49.1 million common shares and 49.2 million common and potential common shares were outstanding from January 1, 1996 to the Distribution Date. Additionally, the weighted average share information for 1997 reflects the impact of changes in common shares outstanding and stock option dilution subsequent to the Distribution Date. Pro forma net income per share information is presented in Note 3.

(B)    For additional information regarding employee stock options, see Note 12.

(C) On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the computation of net income per share (assuming dilution) for 1999 because its inclusion would have been antidilutive. See Note 9 for further discussion of convertible notes.

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

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date for FASB Statement No. 133, which delays the Company's effective date until the first quarter of the year ending December 31, 2001. Management is currently evaluating the effects of SFAS No. 133 on the Company's financial statements and current disclosures.

3.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The Company's earnings were included in General Instrument's results of operations for the period prior to the Distribution. Additionally, the capital structure of the Company changed significantly as a result of initial borrowings under the Company's credit facility on the Distribution Date, which were utilized primarily to make a dividend payment to General Instrument in accordance with the terms of the Distribution (see Note 9). Accordingly, no historical net income per share data has been presented for 1997.

     The unaudited pro forma financial information below presents the consolidated results of operations of CommScope as if the Distribution had occurred on January 1, 1997. The unaudited pro forma financial information does not purport to represent what the Company's operations actually would have been for 1997 or to project the Company's operating results for any future period.

     The unaudited pro forma information below was prepared by adjusting the Company's 1997 net income to reflect interest expense based on a net debt level of $275 million at January 1, 1997. Pro forma interest expense was computed using an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with borrowings initially outstanding under the Company's credit facilities at the Distribution Date. Weighted average common and potential common shares outstanding at the Distribution Date are assumed to be outstanding since January 1, 1997 (see Note 2 for additional information on weighted average shares outstanding).

     Giving effect to the Distribution as of January 1, 1997, pro forma net income was $34,604 for the year ended December 31, 1997 ($0.70 per basic and diluted share). Pro forma net income for 1997 was calculated based on net interest expense of $18.1 million and income tax expense of $22.3 million.

4.  JOINT VENTURE

     In August 1995, CommScope entered into a joint venture agreement with Pacific Dunlop Ltd. to produce cable in Australia, acquiring a 49% ownership interest. The Company's share of income and losses from the joint venture was recorded as other income (expense), net in the consolidated statements of income using the equity method of accounting. The Company's share of losses from the joint venture in 1997 was $6.1 million, including the significant fourth quarter 1997 charges discussed below.

     Due to certain governmental regulation changes and other events affecting the market for cable products in Australia during 1997, manufacturing operations of the joint venture were suspended in August 1997 and formally discontinued by decision of the joint venture's directors in December 1997. During the fourth quarter of 1997, CommScope recorded pretax charges of $3.9 million to other income (expense), net to reduce its total current financial investment in the joint venture to expected net realizable value. Tax benefits were recorded at the Company's effective tax rate reduced by a $0.7 million valuation allowance established for expected non-deductible capital losses resulting from the investment (see Note 11 for additional information on income taxes). Net of tax benefits of $0.8 million, these charges reduced 1997 net income by $3.1 million ($0.06 per basic and diluted share).

     In July 1998, a formal termination and dissolution agreement for the joint venture was completed. The partial liquidation of the joint venture's assets in 1998, which was affected by the terms of the formal termination and dissolution agreement between the partners, indicated that the financial position of the joint venture at final dissolution would be better than was anticipated at December 31, 1997. Accordingly, $2.0 million of the 1997 pretax charges related to the Company's financial investment in the joint venture were reversed into other income ($0.04 per basic and diluted share after taxes, including reversal of the capital loss valuation allowance established in 1997). Final dissolution and liquidation of this joint venture is expected to be completed in accordance with Australian legal requirements in 2000 and is not expected to have a material impact on the Company's results of operations.

     Sales of cable products to the joint venture by CommScope totaled $0.9 million in 1998 and $10.3 million in 1997.

5.   ACQUISITIONS AND DIVESTITURES

     Effective January 1, 1999, in a transaction with Alcatel Cable Benelux, S.A. ("Alcatel"), the Company acquired certain assets and assumed certain liabilities of Alcatel's coaxial cable business in Seneffe, Belgium. The acquisition provides the Company with a European base of operations, access to established distribution channels and complementary coaxial cable technologies.

     The Seneffe acquisition has been accounted for as a purchase business combination and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of the acquisition of approximately $20 million, including $3.5 million of goodwill, which is being amortized over 30 years. Payment for the acquired business was not required until March 1999 and was financed primarily by borrowings under the new Eurodollar Credit Agreement (see Note 9).

     In February 1998, the Company sold certain real and personal property and inventories of the High Temperature Aerospace and Industrial Cable Business to Alcatel NA Cable Systems, Inc. for an adjusted price of $13 million. The Company recognized a pre-tax gain from the sale of $1.9 million as a gain on sale of assets.

     Sales from the High Temperature Aerospace and Industrial Cable Business totaled $2.4 million in 1998 prior to the sale and $16.5 million in 1997.

6.   INVENTORIES

                                               December 31,
                                  ---------------------------------------
                                        1999                1998
                                -------------------  --------------------

Raw materials                         $   16,597        $   12,379
Work in process                            9,942             5,811
Finished goods                            13,669            11,796
                                -------------------  --------------------
                                      $   40,208        $   29,986
                                ===================  ====================

     The principal raw materials purchased by CommScope (fabricated aluminum, plastics, bimetals, copper and fiber) are subject to changes in market price as these materials are linked to the commodity markets. To the extent that CommScope is unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of operations of CommScope.

7.   PROPERTY, PLANT AND EQUIPMENT

                                                  December 31,
                                     ---------------------------------------
                                          1999                 1998
                                   -------------------  --------------------

Land and land improvements                                    $     3,577
                                                5,284
Buildings and improvements                     52,347              43,639
Machinery and equipment                       196,367             158,333
Construction in progress                       26,651              10,418
                                   -------------------  --------------------
                                              280,649             215,967
Accumulated depreciation                      (99,161)           (80,885)
                                   ===================  ====================
                                          $   181,488         $   135,082
                                   ===================  ====================

     Depreciation expense was $20,778, $16,377, and 13,420 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.  OTHER ACCRUED LIABILITIES
                                                       December 31,
                                        ------------------------------------
                                               1999                 1998
                                        -------------------  ---------------

Salaries and compensation liabilities     $    19,225         $    12,379
Postretirement benefit liabilities              9,143               5,063
Product reserves                                2,196               1,799
Interest                                          530                 697
Other                                           7,954               6,775
                                        -------------------  ---------------
                                          $                   $    26,713
                                               39,048
                                        ===================  ===============

9.  LONG-TERM DEBT

                                                       December 31,
                                          ----------------------------------
                                               1999                 1998
                                         ------------------  ---------------

Credit Agreement                         $           --         $  171,000
Convertible Notes                              172,500                  --
Eurodollar Credit Agreement                     15,102                  --
IDA Notes                                       10,800              10,800
                                         ------------------  ---------------
                                               198,402             181,800
Less current portion                                 --                   --
                                         ==================  ===============
                                            $  198,402          $  181,800
                                         ==================  ===============

CREDIT AGREEMENT

     On July 23, 1997 the Company entered into an unsecured $350 million revolving credit agreement with a group of banks (as amended, the "Credit Agreement"). On the Distribution Date, the Company initially borrowed $266 million under the Credit Agreement. The initial borrowings were utilized to make a dividend payment to General Instrument in accordance with the terms of the Distribution and to fund debt issuance costs of the Credit Agreement. The Company utilizes the Credit Agreement for, among other things, general working capital needs, financing capital expenditures and other general corporate purposes. All outstanding borrowings under the Credit Agreement were repaid in December 1999 with proceeds from the issuance of convertible debt (discussed below).

     The Credit Agreement provides a total of $350 million in available revolving credit commitments through (i) loans available at various interest rates and interest maturity periods (collectively, the Revolving Credit Loans) and (ii) the issuance of standby or commercial letters of credit (Letters of Credit) of up to $50 million. The Credit Agreement expires on December 31, 2002.

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

     During 1999, the Company was party to several interest rate swap agreements to effectively convert an aggregate amount of $150 million of variable-rate borrowings under the Credit Agreement to a fixed-rate basis. One agreement for a notional amount of $50 million expired in April 1999. The other agreements were terminated in December 1999, when the underlying borrowings were repaid.

     The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends, and maintaining certain levels of consolidated net worth, leverage ratio and interest coverage ratio. The Company was in compliance with these covenants at December 31, 1999.

CONVERTIBLE NOTES

     On December 15, 1999, the Company issued $172.5 million of 4% convertible subordinated notes due December 15, 2006. These notes are convertible at any time into shares of CommScope common stock at a conversion price of $48.19 per share, which is subject to adjustment, as provided in the Indenture. The Company may redeem some or all of these notes at any time on or after December 15, 2002 at redemption prices specified in the Indenture. In connection with the issuance of the convertible notes, the Company incurred costs of approximately $5.0 million, which have been capitalized as other assets and are being amortized over the term of the notes. The net proceeds of $167.5 million from this convertible debt offering were used primarily to repay outstanding indebtedness under the Credit Agreement. The remaining proceeds will be used to finance capital expenditures and for other general corporate purposes.

 EURODOLLAR CREDIT AGREEMENT

     In February 1999, the Company entered into a term loan agreement for 15 million euros ($16.4 million at the date of borrowing) that matures on March 1, 2006 (as amended, the "Eurodollar Credit Agreement"). The proceeds of the Eurodollar Credit Agreement were used to fund a portion of the acquisition costs and initial working capital needs of the Company's manufacturing facility in Seneffe, Belgium. Borrowings under this loan agreement bear interest at a variable rate equal to the Euro LIBOR Market Rate plus an applicable margin, payable quarterly. Principal payments on this loan are due in 20 equal quarterly installments of 750,000 euros beginning June 1, 2001.

     As of December 31, 1999, the Company was party to an interest rate swap agreement, as required by the terms of the Eurodollar Credit Agreement, to effectively convert the variable-rate loan to a fixed-rate basis. The notional amount is equal to the outstanding principal balance of the Eurodollar Credit Agreement and will decrease in tandem with principal repayments, which begin June 1, 2001. Under the agreement, interest settlement payments will be made quarterly based upon the spread between the Euro LIBOR Market Rate, as adjusted quarterly, and a fixed rate of 4.53%.

IDA NOTES

     In January 1995, CommScope entered into a $10.8 million unsecured loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the "IDA Notes"). Borrowings under the IDA Notes bear interest at variable rates based upon current market conditions for short-term financing. All outstanding borrowings under the IDA Notes are due on January 1, 2015.

OTHER MATTERS

     Maturities of long-term debt for the next five years are as follows: none in 2000; $2,265 in 2001; $3,020 in 2002; $3,020 in 2003 and $3,020 in
2004.

     The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 4.82% at December 31, 1999 and 6.16% at December 31, 1998.

10.  EMPLOYEE BENEFIT PLANS

     The Company sponsors the CommScope, Inc. of North Carolina Employees Profit Sharing and Savings Plan (the "Profit Sharing and Savings Plan"). The majority of the Company's contributions to the Profit Sharing and Savings Plan are made at the discretion of the Company's Board of Directors. In addition, eligible employees may elect to contribute up to 10% of their salaries. CommScope contributes an amount equal to 50% of the first 4% of the employee's salary that the employee contributes. CommScope contributed $6.5 million in 1999, $6.8 million in 1998 and $8.4 million in 1997 to the Profit Sharing and Savings Plan, of which $5.0 million, $5.4 million and $7.0 million each year was discretionary.

     The Company also sponsors an unfunded postretirement group medical and dental plan (the "Postretirement Health Plan") that provides benefits to full-time employees who retire from the Company at age 65 or greater with a minimum of 10 years of active service. The Postretirement Health Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance, with Medicare as the primary provider of health care benefits for eligible retirees. The accounting for the Postretirement Health Plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to maintain a consistent level of cost sharing with retirees. The Company recognizes the cost of providing and maintaining postretirement benefits during employees' active service periods.

     Additionally, the Company sponsors two defined benefit pension plans ("Defined Benefit Pension Plans"). The first is a nonqualified unfunded supplemental executive retirement plan that provides certain key executives with defined pension benefits. This plan is funded entirely by Company contributions. The second is a nonqualified pension plan which provides pension benefits for certain international management-level employees. This plan is funded by Company and employee contributions.

     Amounts accrued under the Postretirement Health Plan and the Defined Benefit Pension Plans are included in other noncurrent liabilities. The following table summarizes information for the Defined Benefit Pension Plans and the Postretirement Health Plan (in thousands):

                                                                                     Other Postretirement
                                                            Pension Benefits               Benefits
                                                         ------------------------  -------------------------
                                                            1999         1998         1999         1998
                                                         -----------  -----------  -----------  ------------
Change in benefit obligation:
 Postretirement benefit obligation, beginning of year
                                                         $   5,413    $   4,785    $   8,502    $   8,581
  Benefit obligation at date of transition                     915           --           --           --
  Service cost                                                  --           --        1,021          726
  Interest cost                                                362          346          682          514
  Plan participants' contributions                              --           --           15           24
  Curtailment due to divestiture (see Note 5)                   --           --           --       (1,348)
  Actuarial (gain) loss                                       (650)         301        2,777           90
  Benefits paid                                                (75)         (19)         (40)         (85)
                                                         -----------  -----------  -----------  ------------
 Postretirement benefit obligation, end of year          $   5,965    $   5,413    $  12,957    $   8,502
                                                         -----------  -----------  -----------  ------------

Change in plan assets:
 Fair value of plan assets, beginning of year            $      --    $      --    $      --    $      --
  Fair value of plan assets at date of transition              418           --           --           --
  Employer and plan participant contributions                   75           19           40           85
  Benefits paid                                                (75)         (19)         (40)         (85)
                                                         -----------  -----------  -----------  ------------
 Fair value of plan assets, end of year                  $     418    $      --    $      --    $      --
                                                         -----------  -----------  -----------  ------------

Funded status (postretirement benefit obligation
  in excess of fair value of plan assets)                $   5,547    $   5,413    $  12,957    $   8,502
  Unrecognized net actuarial loss                             (196)        (882)      (4,793)      (2,138)
  Unrecognized net transition amount                          (497)          --           --           --
                                                         ===========  ===========  ===========  ============
Accrued benefit cost, end of year                        $   4,854    $   4,531    $   8,164    $   6,364
                                                         ===========  ===========  ===========  ============

Discount rate                                                 7.75%        6.75%        7.75%       6.75%
Rate of return on plan assets                                 5.50%          --           --           --
Rate of compensation increase                                 4.75%        4.75%          --           --

     Net periodic benefit cost for the Defined Benefit Pension Plans and the Postretirement Health Plan consists of the following components (in thousands):

                                             Pension Benefits              Other Postretirement Benefits
                                     ----------------------------------  ----------------------------------
                                       1999        1998        1997        1999        1998        1997
                                     ----------  ----------  ----------  ----------  ----------  ----------

Service cost                         $    --     $     --    $    --     $  1,021    $     726   $    701
Interest                                 362          346        284          682          514        549
Recognized actuarial loss                 36           12         --          121           53        113
                                     ----------  ----------  ----------
                                                                         ==========  ==========  ==========
Net periodic benefit cost            $   398     $    358    $   284     $  1,824    $   1,293   $  1,363
                                     ==========  ==========  ==========  ==========  ==========  ==========


     For measurement purposes, an 11% annual rate of increase in health care costs was assumed for 2000 and is assumed to decrease gradually to 5.25% for 2006 and remain at that level thereafter. The increase in the postretirement benefit obligation in 1999 reflects actuarial losses primarily related to changes in expected future postretirement health care claim costs.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 1999:


                                                1-Percentage-    1-Percentage-
                                                Point Increase   Point Decrease
                                                --------------   --------------

Effect on total of service and interest cost
 components of net periodic benefit cost           $    496       $    (368)
Effect on postretirement benefit obligation           3,285          (2,502)

11.  INCOME TAXES
     The components of the provision for income taxes and the reconciliation of the statutory U.S. federal income tax rate to the Company's effective rate are as follows:


                                                              Year Ended December 31,
                                                 ---------------------------------------------------
                                                    1999               1998               1997
                                               ---------------    ---------------    ---------------

Current:
  Federal                                      $       37,404       $   17,464       $     20,200
  State                                                 3,244            1,731              2,482
                                               ---------------    ---------------    ---------------
  Current income tax provision                         40,648           19,195             22,682
                                               ---------------    ---------------    ---------------

Deferred:
  Federal                                                (90)            1,721              1,176
  State                                                   (8)               67                198
                                               ---------------    ---------------    ---------------
  Deferred income tax provision (benefit)                (98)            1,788              1,374
                                               ---------------    ---------------    ---------------

Total provision for income taxes               $     40,550       $     20,983       $     24,056
                                               ===============    ===============    ===============

Statutory U.S. federal income tax rate                 35.0%              35.0%              35.0%
State income taxes, net of federal benefit              1.9                2.0                2.7
Foreign sales corporation benefit                      (1.4)              (3.8)              (2.8)
Permanent items and other                               1.8                2.7                3.1
Change in valuation allowance for capital
  loss carryforward                                    --                 (1.1)               1.1
                                               ---------------    ---------------    ---------------
Effective income tax rate                              37.3%              34.8%              39.1%
                                               ===============    ===============    ===============

     The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet are as follows:


                                                                          December 31,
                                                        ---------------------------------------
                                                               1999                1998
                                                      -------------------  --------------------

Deferred tax assets:
  Accounts receivable and inventory reserves          $       7,933        $      6,358
  Product reserves                                              835                 683
  Employee benefits                                           4,165               3,421
  Postretirement benefits                                     5,085               4,140
  Other                                                       2,421               2,934
                                                      -------------------  --------------------
Total deferred tax assets                                    20,439              17,536

Deferred tax liabilities:
  Property, plant and equipment                             (20,743)            (16,904)
  Intangibles                                                (4,688)             (5,250)
                                                      -------------------  --------------------
Total deferred tax liabilities                              (25,431)            (22,154)

                                                      -------------------  --------------------

Net deferred tax liability                            $      (4,992)       $     (4,618)
                                                      ===================  ====================

Deferred taxes as recorded on the balance sheet:
    Current deferred tax asset                        $      15,354        $     12,925
    Noncurrent deferred tax liability                       (20,346)            (17,543)
                                                      -------------------  --------------------

Net deferred tax liability                            $      (4,992)       $     (4,618)
                                                      ===================  ====================


     The valuation allowance at December 31, 1997 related to a portion of a capital loss carryforward resulting from the Company's equity investment in an Australian joint venture. The capital losses incurred from the equity investment were lower than anticipated at December 1997 and, accordingly, the valuation allowance was reversed in 1998.

     At December 31, 1999 the Company had approximately $4.7 million in state investment tax credits that can be utilized to reduce state income tax liabilities for future tax years through 2006.

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

     The CommScope Incentive Plan provides for the granting of stock options, restricted stock grants, performance share units and phantom shares to employees of the Company and its subsidiaries and the granting of stock options to nonemployee directors of the Company. Awards of stock options made to Company employees and nonemployee directors of General Instrument prior to the Distribution under the GI Incentive Plan were transferred to the CommScope Incentive Plan at the Distribution Date (the "Substitute Options"). A total of 2.1 million shares of Substitute Options were transferred at the Distribution Date, and 4.6 million additional shares are authorized for issuance under the CommScope Incentive Plan. Stock options expire 10 years from the date they are granted. Options vest over service periods that range from two to five years. Upon initial election to the Company's board of directors, a non-employee director is granted 1,000 shares of stock, which are fully vested and transferable upon issuance.

     The following tables summarize the Company's stock option activity from the Distribution Date and information about stock options outstanding at December 31, 1999 (in thousands, except per share information):


                                                                                      Weighted Average
                                                                                     Exercise Price Per
                                                                Shares (000s)              Share
                                                             ---------------------  ---------------------

Substitute Options transferred from GI Incentive Plan                2,149              $   12.70
Granted                                                              1,674                  12.31
Cancelled                                                              (15)                 13.19
                                                             ---------------------  ---------------------
Stock options outstanding at December 31, 1997                       3,808                  12.53

Granted                                                              1,178                  15.16
Cancelled                                                             (359)                 12.28
Exercised                                                              (95)                 12.01
                                                             ---------------------  ---------------------
Stock options outstanding at December 31, 1998                       4,532                  13.25

Granted                                                                690                  37.08
Cancelled                                                              (84)                 14.29
Exercised                                                             (634)                 12.72
                                                             =====================  =====================
Stock options outstanding at December 31, 1999                       4,504              $   16.96
                                                             =====================  =====================

Stock options exercisable at December 31, 1999                       2,068              $   12.99
                                                             =====================  =====================

Shares reserved for future issuance at
  December 31, 1999                                                  1,517
                                                             =====================

                                   Options Outstanding                          Options Exercisable
                   -----------------------------------------------------------------------------------------

                                         Weighted
                                         Average      Weighted Average                     Weighted Average
    Range of                            Remaining      Exercise Price                       Exercise Price
Exercise Prices                        Contractual        Per Share                            Per Share
                     Shares (000s)   Life (in Years)                       Shares (000s)
-----------------  ----------------------------------------------------- ------------------------------------

   $8 to $15            2,685                 6.9     $      12.51             1,756       $      12.57
    15 to 25            1,165                 8.8            15.42               312              15.33
    25 to 35               27                 7.8            28.96                --              --
    35 to 46              627                10.0            38.40                --              --
                   ===================================================== ====================================
   $8 to $46            4,504                 7.8      $     16.96             2,068       $      12.99
                   ===================================================== ====================================


     The Company has elected to account for stock options using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of fair value and valuation data for stock options and the pro forma effects on net income and net income per share. The weighted average fair value per option has been estimated using the Black-Scholes option pricing model. Pro forma information presents net income and net income per share as if compensation expense for grants made after January 1, 1995 had been recorded using the fair value based method prescribed by SFAS No. 123. The 1997 pro forma information is presented after giving effect to the pro forma adjustments for the Distribution (see Note 3). These disclosures are as follows:

                                                            Year Ended December 31,
                                            ----------------------------------------------------
                                               1999                1998               1997
                                           -------------    ----------------   -----------------

Valuation assumptions:
  Expected option term (years)                     3.5               4.5             4.5
  Expected volatility                             50.0%             50.0%           47.4%
  Expected dividend yield                          0.0%              0.0%            0.0%
  Risk free interest rate                          6.0%              6.0%            6.0%
Weighted average fair value per option       $   15.87         $    7.35      $     6.06
Pro forma:
  Net income                                 $  64,020         $  37,803      $   32,546
  Net income per share - basic                    1.26              0.77            0.66
  Net income per share - assuming dilution
                                                  1.23              0.76            0.66


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

     The rights become exercisable and will begin to trade separately from the Common Stock upon the earlier of (i) the first date of public announcement that a person or group (other than pursuant to a Permitted Offer, as defined) has acquired beneficial ownership of 15% or more of the outstanding Common Stock; or (ii) 10 business days following a person's or group's commencement of, or announcement of and intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the Common Stock. The rights will entitle holders (other than an Acquiring Person, as defined) to purchase Common Stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase $120 worth of the surviving company's common stock for $60. The Company may redeem the rights for $0.01 each at any time prior to such acquisitions. The rights will expire on June 12, 2007.

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

14.  CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Nonderivative financial instruments include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the amount reserved in the Company's balance sheet. The Company manages its exposures to credit risk associated with financial instruments through credit approvals, credit limits and monitoring procedures. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many different geographic areas. At December 31, 1999, trade receivables from a major customer and its affiliates comprised 10% of the Company's total trade accounts receivable. However, in management's opinion, the Company did not have any other significant risk of credit loss due to the nonperformance of any customer or counterparty related to any financial instrument. In addition, management believes that the various counterparties with which the Company enters into derivative agreements consist of only financially sound institutions and, accordingly, believe that the credit risk for non-performance of these contracts is low.

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and interest rate and commodity price swap contracts. At December 31, 1999, the book values of each of the financial instruments recorded on the Company's balance sheet are considered representative of their respective fair values due to their variable interest rates and / or short terms to maturity. Fair value of the Company's debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of arrangements.

     At December 31, 1999, the only derivative financial instrument outstanding was an interest rate swap agreement, which serves as a fixed-rate hedge to the variable-rate borrowings under the Eurodollar Credit Agreement (see Note 9). The fair values of the interest rate and commodity price swap contracts outstanding at December 31, 1998 and the interest rate swap agreement outstanding at December 31, 1999 were not material to the Company's financial position.


15.  COMMITMENTS AND CONTINGENCIES

     CommScope leases certain equipment under operating leases expiring at various dates through the year 2008. Rent expense was $5.4 million in 1999, $4.2 million in 1998 and $3.0 million in 1997. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 1999 are: $3,504 in 2000; $2,967 in 2001; $2,248 in
2002; $2,001 in 2003; $1,784 in 2004 and $7,180 thereafter.

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

16. INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHICAL INFORMATION

     The Company's operations are conducted within one business segment that designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications applications.

     Sales of coaxial cable products to a major customer and its affiliates were approximately 10%, 9% and 7% of net sales in 1999, 1998 and 1997, respectively. No other customer accounts for 10% or more of net sales during any of the three fiscal years in the period ended December 31, 1999.

     Sales to related parties were less than 2.5% of net sales in 1999, less than 2% of net sales in 1998 and less than 1% of net sales in 1997. Trade accounts receivable from related parties were less than 2% of the Company's total trade accounts receivable balance as of December 31, 1999 and less than 1% as of December 31, 1998. Purchases from related parties were less than 1% of cost of sales and operating expenses in 1999 and 1998.

     Sales to customers located outside of the United States
("international sales") comprised 24% of net sales in 1999 and 1998 and 33% of net sales in 1997. International sales by geographic region and worldwide sales by product are as follows (in millions):

                                                         Year Ended December 31,
                                       ------------------------------------------------------------
                                                 1999                1998               1997
                                       ------------------------------------------------------------

Latin America                                        $  43.0             $  43.0            $  74.3
Asia / Pacific Rim                                      47.6                40.1               57.6
Europe                                                  65.4                39.2               48.0
Canada                                                  18.3                14.9               17.5
Other                                                    3.4                 2.6                3.0
                                       ------------------------------------------------------------

Total international sales                            $ 177.7             $ 139.8            $ 200.4
                                       ============================================================

                                                         Year Ended December 31,
                                       ------------------------------------------------------------
                                                 1999                1998               1997
                                       ------------------------------------------------------------

Cable television and other video
  applicationproducts                                $ 557.4             $ 457.2            $ 491.5
Local area network products                             87.3                74.8               76.6
Wireless and other telecom products                    104.2                39.7               31.1
                                       ------------------------------------------------------------

Total worldwide sales by product                     $ 748.9             $ 571.7            $ 599.2
                                       ============================================================

Net property, plant and equipment by geographic area is as follows (in millions):

                                                             December 31,
                                                ----------------------------------------
                                                          1999                1998
                                                ----------------------------------------

United States                                             $  171.9            $  135.1
Europe                                                         9.6                  --
                                                ----------------------------------------

Total net property, plant and equipment                   $  181.5            $  135.1
                                                ========================================

17.  OTHER

SUPPLEMENTAL CASH FLOW INFORMATION (IN MILLIONS)

                                                            Year Ended December 31,
                                           ----------------------------------------------------
                                                 1999               1998          1997 (A) (B)
                                           ----------------------------------------------------
Cash paid during the year for:
     Taxes                                      $ 37.1             $ 18.0             $ 9.0
     Interest                                     10.3               17.1               5.5
Noncash activities:
     Tax benefit from exercise of stock            3.2                0.1                --
        options

------------------

(A) For the period prior to the Distribution, currently payable or refundable federal income taxes (plus certain state income taxes) and changes in deferred tax assets and liabilities were settled with General Instrument through divisional equity.

(B) Interest costs incurred prior to the Distribution, with the exception of interest on the IDA Notes, were settled with General Instrument through divisional equity.

OTHER COMPREHENSIVE LOSS

     Comprehensive income consists of net income plus other comprehensive income or loss, defined as all other changes in net assets from nonowner sources. The Company had no items of other comprehensive income or loss for the years ended December 31, 1998 or 1997.

Other comprehensive loss for the year ended December 31, 1999 consists of the following (in thousands):

Foreign currency translation loss - Belgian subsidiary           $    2,734
Foreign currency translation gain -
    Eurodollar Credit Agreement                                      (1,251)
Deferred tax liability for foreign currency translation -
     Eurodollar Credit Agreement                                        472
                                                                   --------
Other comprehensive loss                                         $    1,955

18.  QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 First        Second        Third       Fourth
                                                Quarter       Quarter      Quarter      Quarter
                                            ----------------------------------------------------

Fiscal 1999:
  Net sales                                     $148,071     $186,882     $202,315     $211,646
  Gross profit                                    36,835       49,860       54,533       58,878
  Operating income                                19,530       29,238       34,250       34,499
  Net income                                      10,760       17,092       19,738       20,487
  Net income per share, basic                       0.21         0.34         0.39         0.40
  Net income per share, diluted                     0.21         0.33         0.38         0.39

Fiscal 1998:
  Net sales                                     $133,602     $141,886     $150,057     $146,188
  Gross profit                                    27,568       32,697       37,281       37,047
  Operating income                                13,852       17,016       21,519       20,456
  Net income                                       6,332        8,499       11,421       12,979
  Net income per share, basic and assuming
  dilution (1)                                      0.13         0.17         0.23         0.26

(1)  Net income per share (basic) for the year ended December 31, 1998 is $0.80.



                                                            COMMSCOPE, INC.
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                            (IN THOUSANDS)

                                                                  Additions
                                                          ----------------------------
                                                                         Charged to
              Description                   Balance at     Charged to       Other                       Balance at
                                           Beginning of     Costs and     Accounts       Deductions       End of
                                              Period        Expenses     (Describe)    (Describe) (1)     Period
--------------------------------------------------------------------------------------------------------------------

Deducted from assets:
  Allowance for doubtful accounts
     Year ended December 31, 1999            $4,126        $1,602          $ --            $ 890         $4,838
     Year ended December 31, 1998            $3,985         $ 995          $ --            $ 854         $4,126
     Year ended December 31, 1997            $3,761         $ 525          $ --            $ 301         $3,985

(1) Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

          None.


                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is contained in the sections captioned "Management of the Company--Board of Directors of the Company", "Management of the Company--Committees of the Board of Directors--Board Meetings", and "Management of the Company--Section 16(a) Beneficial Ownership Reporting Compliance" included in our Proxy Statement for the 2000 Annual Meeting of Stockholders ("2000 Proxy Statement"), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS

     Set forth below is certain information with respect to the executive officers of the Company as of March 1, 2000.

Name and Title                    Age           Business Experience
--------------                    ---           -------------------

Frank M. Drendel                  55       Frank M. Drendel has been our
Chairman and Chief                         Chairman and Chief Executive
Executive Officer                          Officer since the spin-off. He
                                           has served as Chairman and
                                           President of CommScope NC,
                                           currently our wholly-owned
                                           subsidiary, from 1986 to the
                                           spin-off and has served as Chief
                                           Executive Officer of CommScope
                                           NC since 1976. Mr. Drendel is a
                                           director of Nextel
                                           Communications, Inc., C-SPAN and
                                           the National Cable Television
                                           Association.

Brian D. Garrett                  51       Brian D. Garrett has been our
President and Chief                        President and Chief Operating
Operating Officer                          Officer since 1997. He has
                                           served as Executive Vice
                                           President, Operations of
                                           CommScope NC since 1997. From
                                           1996 to 1997, he was Executive
                                           Vice President and General
                                           Manager of the Network Cable
                                           Division of CommScope NC and
                                           Vice President and General
                                           Manager of the Network Cable
                                           Division from 1986 to 1996.

Jearld L. Leonhardt               51       Jearld L. Leonhardt has been our
Executive Vice President                   Executive Vice President and
and Chief Financial Officer                Chief Financial Officer since
                                           February 1999. He has served as
                                           our Executive Vice President,
                                           Finance and Administration from
                                           the spin-off until February
                                           1999. He was our Treasurer from
                                           the spin-off until 1997. He has
                                           served as Executive Vice
                                           President and Chief Financial
                                           Officer of CommScope NC since
                                           February 1999. He has served as
                                           Executive Vice President,
                                           Finance and Administration of
                                           CommScope NC from 1983 until
                                           February 1999 and Treasurer of
                                           CommScope NC from 1983 until
                                           1997.

William R. Gooden                 58       William R. Gooden has been our
Senior Vice President                      Senior Vice President and
and Controller                             Controller since the spin-off.
                                           He has served as Senior Vice
                                           President and Controller of
                                           CommScope NC since 1996 and was
                                           Vice President and Controller
                                           from 1991 to 1996.

Name and Title                    Age           Business Experience
--------------                    ---           -------------------

Larry W. Nelson                   57       Larry W. Nelson has been our
Executive Vice President,                  Executive Vice President,
Development                                Executive Vice President,
                                           Development since the spin-off.
                                           He has served as Executive
                                           Development Vice President,
                                           Development of CommScope NC
                                           since 1997. From 1988 to 1997,
                                           he was Executive Vice President
                                           and General Manager of the Cable
                                           TV Division of CommScope NC.

Frank J. Logan                    57       Frank J. Logan has been our
Executive Vice President                   Executive Vice President,
International                              Executive Vice President,
                                           International since the
                                           spin-off. He has served as
                                           Executive International Vice
                                           President, International of
                                           CommScope NC since 1996. From
                                           1989 to 1996, he was Vice
                                           President, International of
                                           CommScope NC.

Gene W. Swithenbank               60       Gene W. Swithenbank has been our
Executive Vice President,                  Executive Vice President,
Sales and Marketing                        Executive Vice President, Sales
                                           and Marketing since the
                                           spin-off. He has served as Sales
                                           and Marketing Executive Vice
                                           President, Sales and Marketing
                                           for CommScope NC since 1997 and
                                           Executive Vice President, CATV
                                           Sales and Marketing since 1996.
                                           From 1992 to 1996, Mr.
                                           Swithenbank was Senior Vice
                                           President, CATV Sales of
                                           CommScope NC.

Randall W. Crenshaw               43       Randall W. Crenshaw has been our
Executive Vice President                   Executive Vice President,
Producrement/Logistics                     Procurement/Logistics since the
                                           spin-off. He has served as
                                           Executive Vice President,
                                           Procurement/Logistics of
                                           CommScope NC since 1997. From
                                           1994 to 1997, Mr. Crenshaw was
                                           Vice President Operations for
                                           the Network Cable Division of
                                           CommScope NC. Prior to that
                                           time, Mr. Crenshaw has held
                                           various positions with CommScope
                                           NC since 1985.

Frank B. Wyatt, II                37       Frank B. Wyatt, II has been our
Vice President, General                    Vice President, General Counsel
Counsel and Secretary                      and Secretary since the
                                           spin-off. He has served as Vice
                                           President of CommScope NC since
                                           1997 and General Counsel and
                                           Secretary of CommScope NC since
                                           1996. From 1987 to 1996, he was
                                           an attorney with the law firm of
                                           Bell, Seltzer, Park & Gibson,
                                           P.A. (now Alston & Bird LLP).

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is contained in the section captioned "Management of the Company" in our 2000 Proxy Statement and is incorporated by reference herein. The sections captioned "Management of the Company--Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in our 2000 Proxy Statement are not incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is contained in the sections captioned "Beneficial Ownership of Common Stock" and "Management of the Company--Stock Options" in our 2000 Proxy Statement, which sections are incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the section captioned "Management of the Company--Certain Relationships and Related Transactions" in our 2000 Proxy Statement and is incorporated by reference herein.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents Filed as Part of this Report:

              1.  Financial Statements.

                    The following consolidated financial statements of
                       CommScope, Inc. are included under Part II, Item 8:

                    Independent Auditors' Report.
                    Consolidated Statements of Income for the Years ended
                       December 31, 1999, 1998 and 1997.
                    Consolidated Balance Sheets as of December 31, 1999 and
                       1998.
                    Consolidated Statements of Cash Flows for the Years
                       ended December 31, 1999, 1998 and 1997.
                    Consolidated Statements of Stockholders' Equity for the
                       Years ended December 31, 1999, 1998 and 1997.
                    Notes to Consolidated Financial Statements.

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

              3.  List of Exhibits.  See Index of Exhibits included on page E-1.

         (b)  Reports on Form 8-K:

                    On December 7, 1999 we filed a current report on Form 8-K announcing our planned convertible subordinated note offering.

                    On December 15, 1999 we filed a current report on Form 8-K announcing completion of our convertible subordinated note offering.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CommScope, Inc.



Date:  March 20, 2000             By: /s/ Frank M. Drendel
                                     ------------------------------------
                                     Frank M. Drendel
                                     Chairman and Chief Executive Officer




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

        Signature                          Title                           Date
        ---------                          -----                           ----


/s/ Frank M. Drendel       Chairman of the Board and Chief       March 20, 2000
-------------------------     Executive Officer
    Frank M. Drendel


/s/ Jearld L. Leonhardt    Executive Vice President and          March 20, 2000
-------------------------    Chief Financial Officer
   Jearld L. Leonhardt     (Principal financial officer)


/s/ William R. Gooden      Senior Vice President and Controller  March 20, 2000
-------------------------    (Principal accounting officer)
   William R. Gooden


/s/ Edward D. Breen                     Director                 March 20, 2000
-------------------------
   Edward D. Breen


/s/ Duncan M. Faircloth                 Director                 March 20, 2000
-------------------------
  Duncan M. Faircloth


/s/ Boyd L. George                      Director                 March 20, 2000
-------------------------
   Boyd L. George


/s/ George N. Hutton, Jr.               Director                 March 20, 2000
-------------------------
   George N. Hutton


/s/ James N. Whitson, Jr.               Director                 March 20, 2000
-------------------------
    James N. Whitson

                             INDEX OF EXHIBITS
                             -----------------

Exhibit No.                       Description
-----------                       -----------

   3.1 Amended and Restated Certificate of Incorporation of CommScope, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

   3.2 Amended and Restated By-Laws of CommScope, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

   4.1 Rights Agreement, dated June 12, 1997, between CommScope, Inc. and ChaseMellon Shareholder Services, L.L.C. (Incorporated herein by reference from the Registration Statement on Form 8-A filed June 30, 1997 (File No. 1-12929)).

   4.1.1 Amendment No. 1 to Rights Agreement, dated as of June 14, 1999, between CommScope, Inc. and ChaseMellon Shareholder Services. (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed June 14, 1999 (File No. 1-12929)).

  10.1 Employee Benefits Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

  10.2 Debt and Cash Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

  10.3 Insurance Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

  10.4 Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

  10.5 Trademark License Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General
          Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

  10.6 Transition Services Agreement, dated as of July 25, 1997, between NextLevel Systems, Inc. and CommScope, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

  10.7 Credit Agreement, dated as of July 23, 1997, among CommScope, Inc. of North Carolina, Certain Banks, The Chase Manhattan Bank, as Administrative Agent and The Chase Manhattan Bank, Bank of America National Trust and Savings Association, BankBoston, N.A., Bank of Tokyo-Mitsubishi Trust Company, CIBC, Inc., Credit Lyonnais Atlanta Agency, First Union National Bank, The Fuji Bank, Limited, Atlanta Agency, NationsBank, N.A., Toronto Dominion (New York), Inc. and Wachovia Bank, N.A. as Co-Agents. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

  10.7.1 First Amendment to the Credit Agreement, dated as of December 7, 1999 to the Credit Agreement dated as of July 23, 1997, among CommScope, Inc. of North Carolina, The Chase Manhattan Bank, as Administrative Agent, and the Banks from time to time parties thereto, and the financial institutions named therein as co-agents for the Banks.

  10.8+ Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan, as amended through June 9, 1999. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12929)).

  10.9 Form of Severance Protection Agreement between the Company and certain executive officers. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929)).

  10.9.1 Form of Amendment to Severance Protection Agreement between the Company and certain Executive Officers. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12929)).

  10.10 Employment Agreement between Frank Drendel, General Instrument Corporation and CommScope, Inc. of North Carolina, the Letter Agreement related thereto dated May 20, 1993 and Amendment to Employment Agreement dated July 25, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929)).

  10.11 Credit Agreement, dated February 26, 1999, between First Union National Bank and CommScope, Inc. of North Carolina.
          (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12929)).

  10.11.1 First Amendment to the Credit Agreement, dated as of December 7, 1999 between First Union National Bank and CommScope Inc. of North Carolina.

  10.12+ The CommScope, Inc. Annual Incentive Plan, as amended through June 9, 1999.

  10.13 Indenture dated as of December 15, 1999 between CommScope, Inc. and First Union National Bank, as Trustee (Incorporated by reference from the Company's Registration Statement on form S-3 dated January 14, 2000 (File No. 333-94691).

  10.14 Registration Rights Agreement, dated December 15, 1999 between CommScope Inc. and the Initial Purchasers (Incorporated by reference from the Company's Registration Statement on form S-3 dated January 14, 2000 (File No. 333-94691)

  12.     Statements re: Computation of Ratios.

  21.     Subsidiaries of the Registrant.

  23.     Consent of Deloitte & Touche LLP.

  27. Financial Data Schedule (filing only for the Electronic Data Gathering, Analysis and Retrieval system of the U.S. Securities and Exchange Commission).

  99.     Forward-Looking Information

----------------------------------
+      Management Compensation.