Form 10-Q
period 2000-03-31
COMMSCOPE INC
filed 2000-05-15
CIK 1035884

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

              1375 Lenoir-Rhyne Boulevard, Hickory, North Carolina
                    (Address of principal executive offices)
                                      28602
                                   (Zip Code)

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

Yes [ X ]    No [   ]

As of April 30, 2000 there were 51,040,023 shares of Common Stock outstanding.

                                CommScope, Inc.
                                   Form 10-Q
                                March 31, 2000
                               Table of Contents

                                                                       Page No.
                                                                      ----------

Part I - Financial Information (Unaudited):

  Item 1. Condensed Consolidated Financial Statements
            Condensed Consolidated Statements of Income                   3
            Condensed Consolidated Balance Sheets                         4
            Condensed Consolidated Statements of Cash Flows               5
            Condensed Consolidated Statement of Stockholders' Equity      6
            Notes to Condensed Consolidated Financial Statements        7 - 8

  Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Position                           9 - 13

Part II - Other Information:

  Item 6. Exhibits and Reports on Form 8-K                               14

  Signatures                                                             15


                                 CommScope, Inc.
                   Condensed Consolidated Statements of Income
        (Unaudited - in thousands, except net income per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------

Net sales                                              $ 203,939      $ 148,071

Operating costs and expenses:
   Cost of sales                                         151,586        111,236
   Selling, general and administrative                    18,397         14,569
   Research and development                                3,638          1,489
   Amortization of goodwill                                1,343          1,247
                                                       ---------      ---------
      Total operating costs and expenses                 174,964        128,541
                                                       ---------      ---------

Operating income                                          28,975         19,530
Other income (expense), net                                  (15)            10
Interest expense                                          (2,388)        (2,798)
Interest income                                              392            139
                                                       ---------      ---------

Income before income taxes                                26,964         16,881
Provision for income taxes                               (10,237)        (6,121)
                                                       ---------      ---------

Net income                                             $  16,727      $  10,760
                                                       =========      =========

Net income per share:
   Basic                                                  $ 0.33         $ 0.21
   Assuming dilution                                      $ 0.32         $ 0.21

Weighted average shares outstanding:
   Basic                                                  50,935         50,401
   Assuming dilution                                      52,500         51,218

           See notes to condensed consolidated financial statements.


                                 CommScope, Inc.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                         (Unaudited)
                                                          March 31,  December 31,
                                                            2000         1999
                                                         ----------  ------------

                                     Assets

Cash and cash equivalents                                $   2,278    $  30,223
Accounts receivable, less allowance for doubtful
   accounts of $5,266 and $4,838, respectively             162,974      127,018
Inventories (Note 2)                                        60,930       40,208
Prepaid expenses and other current assets                    2,650        2,376
Deferred income taxes                                       16,409       15,354
                                                         ---------    ---------
      Total current assets                                 245,241      215,179

Property, plant and equipment, net                         195,813      181,488
Goodwill, net of accumulated amortization of
   $50,115 and $48,777, respectively                       160,715      162,075
Other intangibles, net of accumulated amortization
   of $32,740 and $32,055, respectively                     16,025       16,710
Other assets                                                 6,812        7,083
                                                         ---------    ---------

      Total Assets                                       $ 624,606    $ 582,535
                                                         =========    =========

                      Liabilities and Stockholders' Equity

Accounts payable                                         $  42,794    $  29,179
Other accrued liabilities                                   47,898       39,048
                                                         ---------    ---------
      Total current liabilities                             90,692       68,227

Long-term debt                                             197,642      198,402
Deferred income taxes                                       20,868       20,346
Other noncurrent liabilities                                14,890       14,216
                                                         ---------    ---------
      Total Liabilities                                    324,092      301,191

Commitments and contingencies (Note 4)                        --           --

Stockholders' Equity:
   Preferred stock, $.01 par value; Authorized
     shares:  20,000,000; Issued and outstanding
     shares: None at March 31, 2000 and
     December 31, 1999                                        --           --
   Common stock, $.01 par value; Authorized shares:
     300,000,000; Issued and outstanding shares:
     51,017,342 at March 31, 2000; 50,889,208 at
     December 31, 1999                                         510          509
   Additional paid-in capital                              169,870      166,875
   Retained earnings                                       132,642      115,915
   Accumulated other comprehensive loss                     (2,508)      (1,955)
                                                         ---------    ---------
      Total Stockholders' Equity                           300,514      281,344
                                                         ---------    ---------

      Total Liabilities and Stockholders' Equity         $ 624,606    $ 582,535
                                                         =========    =========

           See notes to condensed consolidated financial statements.


                                 CommScope, Inc.
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
OPERATING ACTIVITIES:
Net income                                                 $ 16,727    $ 10,760
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                             8,176       6,932
    Deferred income taxes                                      (827)     (1,118)
    Changes in assets and liabilities:
      Accounts receivable                                   (36,343)    (14,100)
      Inventories                                           (21,031)     (1,854)
      Prepaid expenses and other current assets                (295)      2,222
      Accounts payable and other accrued liabilities         24,134      18,516
      Other noncurrent liabilities                              674         431
      Other                                                     (84)       (116)
                                                           --------    --------
Net cash provided by (used in) operating activities          (8,869)     21,673

INVESTING ACTIVITIES:
    Additions to property, plant and equipment              (20,858)     (9,005)
    Acquisition of business in Seneffe, Belgium                --       (17,023)
    Other                                                       228        --
                                                           --------    --------
Net cash used in investing activities                       (20,630)    (26,028)

FINANCING ACTIVITIES:
    Net repayments under revolving credit facility             --       (10,000)
    Proceeds from term loan facility for acquisition
      of business in Seneffe, Belgium                          --        16,353
    Proceeds from exercise of stock options                   1,653       3,417
                                                           --------    --------
Net cash provided by financing activities                     1,653       9,770

Effect of exchange rate changes on cash                         (99)        (68)
                                                           --------    --------

Change in cash and cash equivalents                         (27,945)      5,347
Cash and cash equivalents, beginning of period               30,223       4,129
                                                           --------    --------
Cash and cash equivalents, end of period                   $  2,278    $  9,476
                                                           ========    ========

           See notes to condensed consolidated financial statements.


                                                           CommScope, Inc.
                                      Condensed Consolidated Statement of Stockholders' Equity
                                          (Unaudited - in thousands, except share amounts)
                                                  Three Months Ended March 31, 2000

                                                                                              Accumulated
                                      Number of                  Additional                      Other          Total
                                    Common Shares     Common      Paid-In        Retained    Comprehensive   Stockholder's
                                     Outstanding      Stock       Capital        Earnings        Loss           Equity
                                    -------------     ------     ----------      --------    -------------   -------------

Balance December 31, 1999             50,889,208       $509       $166,875       $115,915       $(1,955)       $ 281,344

Issuance of shares for stock
    option exercises                     128,134          1          1,652           --            --              1,653
Tax benefit from stock option
    exercises                               --          --           1,343           --            --              1,343
Comprehensive income:
    Net income                              --          --            --           16,727          --             16,727
    Other comprehensive loss                --          --            --             --            (553)            (553)
                                    -------------     ------     ----------      --------    -------------   -------------
Total comprehensive income                  --          --            --           16,727          (553)          16,174
                                    -------------     ------     ----------      --------    -------------   -------------
Balance March 31, 2000                51,017,342       $510       $169,870       $132,642       $(2,508)       $ 300,514
                                    =============     ======     ==========      ========    =============   =============

                                      See notes to condensed consolidated financial statements.

                                       6

                                 CommScope, Inc.
              Notes to Condensed Consolidated Financial Statements
               (Unaudited - In Thousands, Unless Otherwise Noted)

1.  BACKGROUND AND BASIS OF PRESENTATION

Background

   CommScope, Inc. ("CommScope" or the "Company"), through its wholly owned subsidiaries, operates in the cable manufacturing business. CommScope is a leading worldwide designer, manufacturer and marketer of a wide array of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access and wireless communications. Management believes CommScope is the world's largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) cable television systems. CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications.

Basis of Presentation

   The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of income for the three months ended March 31, 2000 and 1999, the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, and the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2000 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a nonrecurring nature recorded during the three months ended March 31, 2000 or 1999. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

   The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

   Inventories consist of:

                                  March 31,    December 31,
                                    2000           1999
                                ------------   ------------

      Raw materials               $ 22,114       $ 16,597
      Work in process               12,173          9,942
      Finished goods                26,643         13,669
                                ------------   ------------
                                  $ 60,930       $ 40,208
                                ============   ============

3.  NET INCOME PER SHARE

   Below is a reconciliation of weighted average common shares outstanding for basic net income per share to weighted average common and potential common shares outstanding for diluted net income per share:

                                                             Three      Three
                                                             Months     Months
                                                             Ended      Ended
                                                            March 31,  March 31,
                                                            2000 (A)     1999
                                                            ---------  ---------

Weighted average number of common shares outstanding          50,935     50,401
Dilutive effect of employee stock options                      1,565        817
                                                            ---------  ---------
Weighted average number of common and potential
  common shares outstanding                                   52,500     51,218
                                                            =========  =========

(A) On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the computation of net income per share (assuming dilution) for the three months ended March 31, 2000 because its inclusion would have been antidilutive.

4.  COMMITMENTS AND CONTINGENCIES

   At March 31, 2000, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $8.9 million. These commitments relate to capacity expansion projects, the majority of which are expected to be completed in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in our Annual Report on Form 10-K. Unless otherwise specified, capitalized terms used herein are used as defined in our audited consolidated financial statements for the year ended December 31, 1999 or in the unaudited condensed consolidated financial statements included in this document.

HIGHLIGHTS

   We reported net income of $17 million, or $0.33 per basic share and $0.32 per diluted share, for the quarter ended March 31, 2000. These results reflect an increase of $6 million, or 55%, from the quarter ended March 31, 1999 net income of $11 million, or $0.21 per basic and diluted share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 WITH THE THREE MONTH PERIOD ENDED MARCH 31, 1999

Net Sales

   Net sales for the first quarter ended March 31, 2000 increased $56 million or 38% to $204 million, compared to the same period in 1999. This increase primarily resulted from higher sales volume, as the price increases implemented in mid-February 2000 had little impact on first quarter results. The increase in sales volume was primarily driven by strong broadband cable sales to domestic telecommunications companies. Domestic sales rose 46% to nearly $154 million in the first quarter of 2000, compared to the same period in 1999.

   For the first quarter ended March 31, 2000, international sales increased 18% to $50 million compared to the same period in 1999, due mainly to improving sales in Latin America and the Asia/Pacific Rim region.

     Net sales to cable television and other video distribution markets ("CATV/Video Products") for the first quarter ended March 31, 2000 increased $31 million or 26% to nearly $150 million, compared to the same period in 1999. The increase in sales of CATV/Video Products was led by strong sales of broadband cable to Multiple System Operators. First quarter domestic CATV/Video sales grew approximately 30%, year-over-year. This performance reflects more than a doubling of year-over-year sales of fiber optic cable. Sales in our portfolio of broadband Hybrid Fiber Coaxial (HFC) products for last-mile communications continue to accelerate and interest continues to grow in the area of residential cabling solutions for in-home video, voice and high-speed Internet access.

   Net sales for local area network and other data applications ("LAN Products") for the first quarter ended March 31, 2000 increased $10 million or 66% to $25 million, compared to the same period in 1999. We are optimistic about growth in sales of our LAN Products, due primarily to the strength of the underlying market, increased demand for gigabit network infrastructure systems, and the continued acceptance of our patent-pending IsoliteTM foamed insulation for unshielded twisted pair cables.

   Net sales for wireless and other telecommunications products for the first quarter ended March 31, 2000 more than doubled to $29.3 million from $14.6 million for the first quarter of 1999. This substantial year-over-year increase reflects strong growth in both sales of Cell Reach(R) for wireless applications and sales of other telecommunications products. Other telecommunications products primarily represent cables designed for switching and transmission applications for enhanced telecommunications services. First quarter sales of Cell Reach products more than tripled year-over-year. We believe that our patented Cell Reach products are now recognized as the new standard for performance and value in the wireless industry due to their superior performance and compelling value proposition for the growing wireless industry. With significant capacity scheduled to come on line in midyear 2000, we believe that Cell Reach will be a substantial contributor to our long-term growth goals.

Gross Profit (Net Sales Less Cost of Sales)

   Gross profit for the first quarter ended March 31, 2000 was approximately $52 million, compared to almost $37 million for the same period in 1999. Gross profit margins improved to 25.7% for the first quarter ended March 31, 2000, compared to gross profit margins of 24.9% for the same period in 1999. The primary drivers of the improvement in gross profit and gross profit margins are:

o     increased sales volumes;
o     improving Cell Reach profitability; and
o     aggressive   cost   reduction   efforts, primarily through  engineered
        manufacturing efficiencies including vertical integration projects.

   We anticipate continued sequential improvement in gross profit margins despite rising raw material costs and the impact of certain one-time costs that affected production and shipping in the first quarter of 2000. Our recently implemented price increases for HFC products and vertical integration activities, which should begin yielding benefits late in the second quarter of 2000, are expected to more than offset the rising cost and tightening supply of some raw materials.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expense for the first quarter ended March 31, 2000 was $18 million, compared to $15 million for the same period in 1999. As a percentage of net sales, SG&A expense was 9% for the first quarter ended March 31, 2000, down slightly from 10% for the same period in 1999, mainly due to the fact that general and administrative expenses did not grow at the same rate as net sales and the associated selling expenses. SG&A expense is expected to continue to increase in absolute amount and be in the range of 9.5% to 10% of net sales over the longer term due primarily to the expansion of our sales and marketing efforts to support developing products and sales growth targets.

Research and Development

   Research and development expense as a percentage of net sales increased to nearly 2% for the first quarter ended March 31, 2000 compared to 1% for the same period in 1999. This increase is due primarily to our vertical integration projects for bimetal wire fabrication and fine wire drawing. We have ongoing programs to develop new products and market opportunities for our products and core capabilities and new manufacturing technologies to achieve cost reductions.

Net Interest Expense

   Net interest expense for the first quarter ended March 31, 2000 was $2.0 million, compared to $2.7 million for the same period in 1999. The decrease in net interest expense is primarily due to the favorable impact of the 4% convertible subordinated notes we issued in December 1999. All outstanding borrowings under our revolving credit agreement were repaid in December 1999 with proceeds from the issuance of our convertible notes, which carry a lower effective interest rate.

Income Taxes

   Our effective tax rate was 38% for the first quarter ended March 31, 2000 and 36% for the same period in 1999. This fluctuation in our effective tax rate is mainly due to the strength in domestic versus international sales, which diluted the impact of our foreign sales corporation tax benefit during the first quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Cash used in operating activities was approximately $9 million for the first quarter ended March 31, 2000, compared to cash provided by operating activities of $22 million for the same period in 1999. This decrease in operating cash flow is primarily due to increased accounts receivable and inventories, which were somewhat offset by increased accounts payable. The increase in accounts receivable is due primarily to the increase in sales, which was heavily concentrated in the last half of the quarter ended March 31, 2000. The increase in inventory, which was offset by an increase in accounts payable, was primarily related to an intentional buildup of raw materials and Cell Reach products in anticipation of increased seasonal demand.

   Working capital was $155 million at March 31, 2000, compared to $147 million at December 31, 1999. We believe that working capital levels are appropriate to support current levels of orders and backlog.

   During the first quarter ended March 31, 2000, we invested $21 million in property, plant and equipment compared to $9 million during the same period in 1999. As planned, we accelerated capital spending during the first quarter of 2000 to support vertical integration projects, capacity expansion, and equipment upgrades to meet increased current and anticipated future business demands. As of March 31, 2000, we had committed funds of approximately $8.9 million under purchase orders and contracts related to these projects, the majority of which are expected to be completed in 2000.

   We utilized an additional $17 million during the first quarter ended March 31, 1999 to acquire Alcatel's coaxial cable business in Seneffe, Belgium.

   Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. We currently have $350 million of available borrowing capacity under our revolving credit agreement, which expires in December 2002. We owed long-term debt of $197.6 million, or 39.7% of our book capital structure, defined as long-term debt and total stockholders' equity, as of March 31, 2000, compared to $198.4 million, or 41.4% of our book capital structure as of December 31, 1999. The slight decrease in long-term debt is due solely to the favorable impact of foreign exchange rate fluctuations on our 15 million eurodollar term loan.

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

MARKET RISK

   As disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the use of derivative financial instruments primarily to reduce our exposure to these market risks. Our exposure associated with these market risks has not materially changed since December 31, 1999. In addition, we have not acquired any new derivative financial instruments since that date or terminated any derivative financial instruments that existed at that date.

INFORMATION MANAGEMENT SYSTEM

   On January 2, 2000, we began the implementation of a new integrated information management system. Our goal for this new computer-based system is to help us improve business practices, allow faster access to information and ultimately enable us to service our customers better in the future, among other things.

   However, during January 2000 we experienced some delays in certain shipments in connection with the transition to this new information system. During the first quarter of 2000, we worked diligently to resolve these transition issues and to increase shipping efforts to reduce the system-related backlogs. We do not believe that these transition issues will have a material impact on our results of operations, liquidity or financial condition for the full year 2000. We have made progress incorporating our new information system into our business model and expect to reap its full benefits over the longer term. However, we cannot assure you that we will incur no future issues with this system.

FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends,"
"intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, effective implementation of the new integrated information management system, developments in technology, pricing and acceptance of our products, margin improvement, changes in cost and availability of materials, achievement of sales, growth, and earnings goals, industry competition, regulatory changes affecting our business, international economic conditions, telecommunications industry capital spending, successful expansion and related operation of our facilities, successful implementation of the bimetals operation and other vertical integration activities, the ability to achieve reductions in costs and to continue to integrate acquisitions, foreign currency fluctuations, technological obsolescence, international economic and political uncertainties and other specific factors discussed in Exhibit 99 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend to update this information to reflect developments or information obtained after the date of this report and disclaim any legal obligation to do so.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             EXHIBIT NO.

                27. Financial Data Schedule
                99. Forward-Looking Information

        (b) Reports on Form 8-K filed during the three months ended March 31, 2000:

                On February 2, 2000 we filed a current report on Form 8-K announcing our financial results for the full-year 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMSCOPE, INC.

May 15, 2000              /s/ Jearld L. Leonhardt
----------------------    -----------------------
Date                      Jearld L. Leonhardt
                          Executive Vice President and Chief Financial Officer
                          Signing both in his capacity as Executive Vice
                          President on behalf of the Registrant and as
                          Chief Financial Officer of the Registrant