Form 10-Q
period 2000-06-30
COMMSCOPE INC
filed 2000-08-15
CIK 1035884

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                     OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

Yes  X     No

   -----     -----

As of July 31, 2000 there were 51,223,201 shares of Common Stock outstanding.

                              CommScope, Inc.

                                 Form 10-Q

                               June 30, 2000

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


                                                           CommScope, Inc.
                                             Condensed Consolidated Statements of Income
                                   (Unaudited--in thousands, except net income per share amounts)


                                                                         Three Months Ended                   Six Months Ended
                                                                              June 30,                            June 30,
                                                                    ---------------------------         ---------------------------
                                                                       2000              1999              2000              1999
                                                                    ---------         ---------         ---------         ---------

Net sales                                                           $ 241,244         $ 186,882         $ 445,183         $ 334,953

Operating costs and expenses:
    Cost of sales                                                     176,863           137,022           328,449           248,258
    Selling, general and administrative                                20,080            17,330            38,477            31,899
    Research and development                                            4,955             1,945             8,593             3,434
    Amortization of goodwill                                            1,342             1,347             2,685             2,594
                                                                    ---------         ---------         ---------         ---------
          Total operating costs and expenses                          203,240           157,644           378,204           286,185
                                                                    ---------         ---------         ---------         ---------

Operating income                                                       38,004            29,238            66,979            48,768
Other income (expense), net                                               495               (17)              480                (7)
Interest expense                                                       (2,588)           (2,567)           (4,976)           (5,365)
Interest income                                                            53               111               445               250
                                                                    ---------         ---------         ---------         ---------

Income before income taxes                                             35,964            26,765            62,928            43,646
Provision for income taxes                                            (13,671)           (9,673)          (23,908)          (15,794)
                                                                    ---------         ---------         ---------         ---------

Net income                                                          $  22,293         $  17,092         $  39,020         $  27,852
                                                                    =========         =========         =========         =========


Net income per share (Note 3):

    Basic                                                           $    0.44         $    0.34         $    0.76         $    0.55
    Assuming dilution                                               $    0.42         $    0.33         $    0.74         $    0.54

Weighted average shares outstanding (Note 3):

    Basic                                                              51,151            50,650            51,046            50,527
    Assuming dilution                                                  56,249            51,906            56,167            51,613


                                      See notes to  condensed  consolidated
financial statements.



                                                           CommScope, Inc.
                                                Condensed Consolidated Balance Sheets
                                                (In thousands, except share amounts)

                                                                                                      (Unaudited)
                                                                                                        June 30,        December 31,
                                                                                                          2000              1999
                                                                                                       ---------         ---------
                                                        Assets

Cash and cash equivalents                                                                              $   3,716         $  30,223
Accounts receivable, less allowance for doubtful accounts of
    $5,848 and $4,838, respectively                                                                      198,210           127,018
Inventories (Note 2)                                                                                      64,986            40,208
Prepaid expenses and other current assets                                                                  2,692             2,376
Deferred income taxes                                                                                     17,147            15,354
                                                                                                       ---------         ---------
         Total current assets                                                                            286,751           215,179

Property, plant and equipment, net                                                                       220,015           181,488
Goodwill, net of accumulated amortization of
    $51,457 and $48,777, respectively                                                                    159,373           162,075
Other intangibles, net of accumulated amortization of
    $33,425 and $32,055, respectively                                                                     15,340            16,710
Other assets                                                                                               6,451             7,083
                                                                                                       ---------         ---------

         Total Assets                                                                                  $ 687,930         $ 582,535
                                                                                                       =========         =========

                                         Liabilities and Stockholders' Equity

Accounts payable                                                                                       $  55,434         $  29,179
Other accrued liabilities                                                                                 40,082            39,048
Current portion of long-term debt (Note 4)                                                                   716              --
                                                                                                       ---------         ---------
         Total current liabilities                                                                        96,232            68,227

Long-term debt (Note 4)                                                                                  226,906           198,402
Deferred income taxes                                                                                     21,108            20,346
Other noncurrent liabilities                                                                              15,664            14,216
                                                                                                       ---------         ---------
         Total Liabilities                                                                               359,910           301,191

Commitments and contingencies                                                                               --                --

Stockholders' Equity:
    Preferred stock, $.01 par value; Authorized shares: 20,000,000;
       Issued and outstanding shares:  None at June 30, 2000 and
       December 31, 1999                                                                                    --                --
    Common stock, $.01 par value; Authorized shares: 300,000,000;
       Issued and outstanding shares:  51,212,934 at June 30, 2000;
       50,889,208 at December 31, 1999                                                                       512               509
    Additional paid-in capital                                                                           174,873           166,875
    Retained earnings                                                                                    154,935           115,915
    Accumulated other comprehensive loss                                                                  (2,300)           (1,955)
                                                                                                       ---------         ---------
         Total Stockholders' Equity                                                                      328,020           281,344
                                                                                                       ---------         ---------

         Total Liabilities and Stockholders' Equity                                                    $ 687,930         $ 582,535
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



                                                           CommScope, Inc.
                                           Condensed Consolidated Statements of Cash Flows
                                                     (Unaudited - in thousands)

                                                                                                             Six Months Ended
                                                                                                                 June 30,

                                                                                                      -----------------------------
                                                                                                        2000                 1999
                                                                                                      --------             --------

Operating Activities:

Net income                                                                                            $ 39,020             $ 27,852
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                                     16,894               14,077
      Deferred income taxes                                                                             (1,331)              (1,411)
      Changes in assets and liabilities:
          Accounts receivable                                                                          (71,435)             (34,628)
          Inventories                                                                                  (25,037)                (837)
          Prepaid expenses and other current assets                                                       (326)               1,576
          Accounts payable and other accrued liabilities                                                31,553               28,857
          Other noncurrent liabilities                                                                   1,447                  893
          Other                                                                                             35                 (165)
                                                                                                      --------             --------
Net cash provided by (used in) operating activities                                                     (9,180)              36,214

Investing Activities:

      Additions to property, plant and equipment                                                       (51,619)             (15,018)
      Acquisition of business in Seneffe, Belgium                                                         --                (17,023)
      Sale of property, plant and equipment                                                                353                  172
                                                                                                      --------             --------
Net cash used in investing activities                                                                  (51,266)             (31,869)

Financing Activities:

      Net borrowings (repayments) under revolving credit facility                                       30,000              (25,000)
      Proceeds from term loan facility for acquisition of business
          in Seneffe, Belgium                                                                             --                 16,353
      Proceeds from exercise of stock options                                                            4,065                6,060
                                                                                                      --------             --------
Net cash provided by (used in) financing activities                                                     34,065               (2,587)

Effect of exchange rate changes on cash                                                                   (126)                (150)

                                                                                                      --------             --------
Change in cash and cash equivalents                                                                    (26,507)               1,608
Cash and cash equivalents, beginning of period                                                          30,223                4,129
                                                                                                      --------             --------
Cash and cash equivalents, end of period                                                              $  3,716             $  5,737
                                                                                                      ========             ========


                                      See notes to  condensed  consolidated
financial statements.



                                                           CommScope, Inc.
                                      Condensed Consolidated Statement of Stockholders' Equity
                                          (Unaudited - in thousands, except share amounts)
                                                   Six Months Ended June 30, 2000


                                                                                                        Accumulated

                                            Number of                     Additional                      Other           Total
                                          Common Shares      Common        Paid-in        Retained    Comprehensive    Stockholders'
                                           Outstanding       Stock         Capital        Earnings        Loss            Equity
                                            ----------     ----------     ----------     ----------     ----------      ----------

Balance December 31, 1999                   50,889,208     $      509     $  166,875     $  115,915     $   (1,955)     $  281,344

Issuance of shares for stock
      option exercises                         323,726              3          4,062           --             --             4,065
Tax benefit from stock option
      exercises                                   --             --            3,936           --             --             3,936
Comprehensive income:
      Net income                                  --             --             --           39,020           --            39,020
      Other comprehensive loss                    --             --             --             --             (345)           (345)
                                            ----------     ----------     ----------     ----------     ----------      ----------
Total comprehensive income                        --             --             --           39,020           (345)         38,675
                                            ----------     ----------     ----------     ----------     ----------      ----------

Balance June 30, 2000                       51,212,934     $      512     $  174,873     $  154,935     $   (2,300)     $  328,020
                                            ==========     ==========     ==========     ==========     ==========      ==========


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

Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of income for the three months and six months ended June 30, 2000 and 1999, the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2000 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. There were no adjustments of a nonrecurring nature recorded during the three months and six months ended June 30, 2000 or 1999. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

     The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Inventories consist of:

                                  June 30,     December 31,
                                    2000           1999
                                ------------   ------------

         Raw materials             $ 25,715       $ 16,597
         Work in process             11,920          9,942
         Finished goods              27,351         13,669
                                ------------   ------------
                                   $ 64,986       $ 40,208
                                ============   ============

3.  NET INCOME PER SHARE

     Below is a reconciliation of weighted average common shares outstanding for basic net income per share to weighted average common and potential common shares outstanding for diluted net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted net income per share is based on net income adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities. The diluted net income per share calculation assumes the exercise of stock options using the treasury stock method.



                                                             Three Months              Six Months
                                                            Ended June 30,           Ended June 30,
                                                        -----------------------  -----------------------
                                                           2000        1999         2000        1999
                                                        ----------- -----------  ----------- -----------
Numerator:

  Net income for basic net income per share               $ 22,293    $ 17,092     $ 39,020    $ 27,852
  Convertible debt interest and amortization,
    net of tax                                               1,179        --          2,361        --
                                                        ----------- -----------  ----------- -----------
  Net income available to common stockholders
    for diluted net income per share                      $ 23,472    $ 17,092     $ 41,381    $ 27,852
                                                        =========== ===========  =========== ===========

Denominator:

  Weighted average number of common shares
    outstanding for basic net income per share              51,151      50,650       51,046      50,527
  Effect of dilutive securities:
    Employee stock options                                   1,518       1,256        1,541       1,086
    Convertible debt                                         3,580        --          3,580        --
                                                        ----------- -----------  ----------- -----------
  Weighted average number of common and
    potential common shares outstanding for
    diluted net income per share                            56,249      51,906       56,167      51,613
                                                        =========== ===========  =========== ===========

4.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                June 30,       December 31,
                                                  2000             1999
                                              ------------     ------------

         Credit Agreement                       $  30,000        $   --
         Convertible Notes                        172,500          172,500
         Eurodollar Credit Agreement               14,322           15,102
         IDA Notes                                 10,800           10,800
                                              ------------     ------------
                                                  227,622          198,402
         Less: current portion                       (716)           --
                                              ------------     ------------
                                                $ 226,906        $ 198,402
                                              ============     ============

     Principal payments on the Eurodollar Credit Agreement are due in 20 equal quarterly installments of 750 euros beginning June 1, 2001.

5.  NEWLY ISSUED ACCOUNTING GUIDANCE

     The SEC has issued Staff Accounting Bulletin No. 101 ("SAB 101"), as amended on June 26, 2000, titled "Revenue Recognition in Financial Statements." SAB 101 provides SEC guidance on the recognition, presentation and disclosure of revenue in accordance with generally accepted accounting principles in the financial statements. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the current fiscal year. The Company has determined that implementation of the applicable provisions of SAB 101 will not have a material effect on the Company's financial statements and current disclosures. However, the SEC has recently indicated that it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on the Company's financial statements and current disclosures.

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

Highlights

     For the second quarter ended June 30, 2000, we reported net income of $22 million, or $0.42 per diluted share. These results reflect an increase in net income of $5 million, or 30%, compared to the second quarter ended June 30, 1999 net income of $17 million, or $0.33 per diluted share.

     For the six months ended June 30, 2000, we reported net income of $39 million, or $0.74 per diluted share. These results reflect an increase in net income of $11 million, or 40%, compared to the six months ended June 30, 1999 net income of $28 million, or $0.54 per diluted share.

Comparison of results of operations for the three and six month periods ended June 30, 2000 with the three and six month periods ended June 30, 1999

Net Sales

     Net sales for the second quarter ended June 30, 2000 increased $54 million, or 29%, to $241 million, compared to the second quarter ended June 30, 1999. Net sales for the six months ended June 30, 2000 increased $110 million, or 33%, to $445 million, compared to the six months ended June 30, 1999. This increase in net sales was primarily driven by strong domestic broadband cable sales and robust international sales. Domestic sales rose 26% to $180 million in the second quarter and 34% to $334 million in the six months ended June 30, 2000, compared to the same periods in 1999.

     For the second quarter of 2000, international sales increased 41% to $61 million compared to the same period in 1999. International sales for the six months ended June 30, 2000 increased 30% to $111 million compared to the same period in 1999. This performance reflects strong growth across all regions led by a 60% year over year increase in second quarter sales to the Asia/Pacific Rim region.

     Net sales to cable television and other video distribution markets ("CATV/Video Products") for the second quarter of 2000 increased $39 million, or 27%, to $182 million, compared to the same period in 1999. For the six months ended June 30, 2000, net sales of CATV/Video Products increased $70 million, or 27%, to $332 million, compared to the same period in 1999. These increases in sales of CATV/Video Products were led by strong sales of broadband cable to Multiple System Operators ("MSOs"). Second quarter domestic CATV/Video sales grew approximately 21%, year over year, reflecting a strong increase in sales of fiber optic cable, despite tight supplies of fiber during the second quarter of 2000. We believe that our unique ability to offer both coaxial and fiber optic cable continues to be an important competitive advantage. Sales in our portfolio of broadband Hybrid Fiber Coaxial (HFC) products for last-mile communications continue to accelerate and interest continues to grow in the area of residential cabling solutions for in-home video, voice and high-speed Internet access.

     Net sales for local area network and other data applications ("LAN Products") for the second quarter of 2000 increased $2 million, or 10%, to $25 million, compared to the same period in 1999. For the six months ended June 30, 2000, sales of LAN Products increased $12 million, or 32%, to $50 million, compared to the same period in 1999. While demand for gigabit network infrastructure systems remains strong for high-performance products, competition has increased in the LAN Products market. We are experiencing difficult pricing patterns at essentially all performance levels and expect ongoing pricing pressure to continue.

     Net sales for wireless and other telecommunications products ("Wireless and Other Products") for the second quarter of 2000 increased $13 million, or 64%, to nearly $35 million, compared to the same period in 1999. For the six months ended June 30, 2000, sales of Wireless and Other Products increased $28 million, or 79%, to $64 million, compared to the same period in 1999. This substantial year over year increase reflects strong growth in both sales of Cell Reach(R) for wireless applications and sales of other telecommunications products. Other telecommunications products primarily represent cables designed for switching and transmission applications for enhanced telecommunications services. We have achieved robust growth in sales of our Cell Reach products, and with our expanded product line we have the capability to support mobile wireless and wireless local loop applications. As a result of this growth, we are adding significant wireless capacity during the second half of 2000. In addition, we have established a full-service distribution facility in Sparks, Nevada that is intended to support our ability to serve large wireless buildouts across the United States. While we expect Cell Reach to be a substantial contributor to CommScope's long-term growth, we anticipate increasing pricing pressure and aggressive competition in the wireless market.

Gross Profit (Net Sales Less Cost of Sales)

     Gross  profit  for  the  second   quarter  ended  June  30,  2000  was
approximately $64 million, compared to almost $50 million for the same period in 1999, and gross profit margin remained flat at 26.7% for both periods. For the six months ended June 30, 2000, gross profit increased to $117 million, compared to $87 million for the same period in 1999. Our first quarter 2000 price increases contributed to the slight increase in gross profit margin to 26.2% for the six months ended June 30, 2000, compared to 25.9% for the same period in 1999. These price increases also resulted in an increase in gross profit margin of approximately 1% for the second quarter of 2000 compared to the first quarter. However, year over year growth in the second quarter was constrained primarily by the rising cost of key materials which offset the favorable effect of the first quarter 2000 price increases.

     While the tight supply and rising cost of key materials are expected for the remainder of the year, we continue to make progress on capacity and material supply issues. A major focus during the second half of 2000 will be to accelerate the internal production of bimetallic center conductors for coaxial cables. Although we produced small quantities during the second quarter of 2000, the ramp up of production has progressed slower than anticipated. In order to enhance our ability to meet the strong demand for broadband coaxial cables, we have allocated additional resources to this vertical integration project and we have an ongoing supply arrangement for bimetallic center conductors with our current supplier through the end of 2000. In response to the rapid rise in the cost of materials, we intend to raise prices for essentially all HFC-related cable products by approximately 6% with implementation beginning in mid-September.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expense for the second quarter ended June 30, 2000 was $20 million, or 8.3% of sales, compared to $17 million, or 9.3% of sales, for the same period in 1999. For the six months ended June 30, 2000, SG&A expense was $38 million, or 8.6% of sales, compared to $32 million, or 9.5% of sales, for the same period in 1999. SG&A expense as a percent of sales decreased approximately 1% year over year mainly because general and administrative expenses did not grow at the same rate as sales and the associated selling expenses. We expect SG&A expense to be in the range of 8.5% to 9.0% of sales over the longer term.

Research and Development

     Research and development ("R&D") expense rose to nearly $5 million, or 2% of sales, for the second quarter ended June 30, 2000, compared to $2 million, or 1% of sales, for the same period in 1999. For the six months ended June 30, 2000, R&D expense rose to almost $9 million, or 2% of sales, compared to just over $3 million, or 1% of sales, for the same period in 1999. This increase was due primarily to our vertical integration projects for bimetal wire fabrication and fine wire drawing. We expect the level of R&D expense to remain at around 2% of sales for the remainder of 2000 due primarily to these ongoing vertical integration projects and programs to develop new products.

Other Income (Expense), Net

     Other income (expense), net for the three months and six months ended June 30 ,2000 includes a one-time pretax gain of $517 thousand related to the final liquidation of a closed Australian joint venture. We anticipate no third party claims and no additional gains or losses related to this joint venture. In addition, we expect this joint venture to be completely dissolved by or around the end of 2000 once the deregistration period required by Australian legal authorities is complete.

Net Interest Expense

     Net interest expense was flat at $2.5 million for the second quarters ended June 30, 2000 and 1999. For the six months ended June 30, 2000, net interest expense decreased to $4.5 million, compared to $5.1 million for the same period in 1999. Our weighted average effective interest rate decreased from June 30, 1999 to June 30, 2000, during a period of rising market interest rates, due mainly to the favorable impact of the issuance of our 4% fixed rate convertible subordinated notes in December 1999. All outstanding borrowings under our revolving credit agreement, which carries a variable interest rate, were repaid in December 1999 with proceeds from the issuance of our convertible notes. However, we borrowed an additional $30 million under the revolving credit agreement during the first six months of 2000. During the quarter ended June 30, 2000, the favorable impact of the convertible notes was somewhat offset by the increase in the variable interest rate on our revolving credit agreement, compared to the same period in 1999.

Income Taxes

     Our effective tax rate was 38% for the second quarter and six months ended June 30, 2000, compared to 36% for the same periods in 1999. This fluctuation in our effective tax rate was mainly due to the strength in domestic versus international sales, which diluted the impact of our foreign sales corporation tax benefit during 2000.

Liquidity and Capital Resources

     Cash used in operating activities was approximately $9 million for the six months ended June 30, 2000, compared to cash provided by operating activities of $36 million for the same period in 1999. This decrease in operating cash flow was primarily due to an increase in non-cash components of working capital.

     Working capital was $191 million at June 30, 2000, compared to $147 million at December 31, 1999. The increase in inventories during the six months ended June 30, 2000, resulting from higher production levels, was more than offset by an increase in accounts payable. The increase in accounts receivable was due primarily to higher sales volume, but was also impacted by an increase in our days sales outstanding. We expect days sales outstanding to improve modestly over the remainder of 2000, based on improvements in the efficiency of operating the accounts receivable related modules of our new information management system.

     During the six months ended June 30, 2000, we invested $52 million in property, plant and equipment compared to $15 million during the same period in 1999. We have increased capital spending during 2000 to support vertical integration projects, capacity expansion and equipment upgrades to meet increased current and anticipated future business demands. We expect capital expenditures for equipment and facilities in 2000 to be approximately $90 to $100 million.

     We utilized an additional $17 million during the six months ended June 30, 1999 to acquire Alcatel's coaxial cable business in Seneffe, Belgium.

     Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. We currently have $320 million of available borrowing capacity under our revolving credit agreement, which expires in December 2002. We had long-term debt of $228 million, or 41% of our book capital structure, defined as long-term debt and total stockholders' equity, as of June 30, 2000, compared to $198 million, or 41% of our book capital structure as of December 31, 1999. The increase in long-term debt during the six months ended June 30, 2000 was due to additional borrowing under our revolving credit agreement to finance working capital needs and increased capital expenditures necessary to support vertical integration projects, expand capacity and upgrade equipment.

     Based upon analysis of our consolidated financial position and the expected results of our operations in the future, we believe that we will have sufficient cash flows from future operations and the financial flexibility to attract both short-term and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other growth objectives and to support principal and interest payment requirements on our outstanding long-term indebtedness. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect our operations or ability to meet cash requirements.

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

Our exposure associated with these market risks has not materially changed since December 31, 1999. During the first six months of 2000, we borrowed an additional $30 million under our revolving credit agreement, which bears interest at a variable rate. However, we do not believe that the market risk associated with this debt is material to our financial position and results of operations. In addition, we have not acquired any new derivative financial instruments since that date or terminated any derivative financial instruments that existed at that date.

Information Management System

     On January 2, 2000, we began the implementation of a new integrated information management system. Our goal for this new computer-based system is to help us improve business practices, allow faster access to information and, among other things, ultimately enable us to service our customers better in the future.

     However, during January 2000 we experienced some delays in certain shipments in connection with the transition to this new information system. During the first quarter of 2000, we worked diligently to resolve these transition issues and to increase shipping efforts to reduce the system-related backlogs. During the first six months of 2000, the transition also contributed to an increase in accounts receivable (see "Liquidity and Capital Resources"). We do not believe that these transition issues will have a material impact on our results of operations, liquidity, or financial condition for the full year 2000. We have made progress incorporating our new information system into our business model and expect to reap its full benefits over the longer term. However, we cannot assure you that we will incur no future issues with this system.

Newly Issued Accounting Guidance

     The  Securities  and  Exchange  Commission  ("SEC")  has issued  Staff
Accounting Bulletin No. 101 ("SAB 101"), as amended on June 26, 2000, titled "Revenue Recognition in Financial Statements." SAB 101 provides SEC guidance on the recognition, presentation and disclosure of revenue in accordance with generally accepted accounting principles in the financial statements. We must implement any applicable provisions of SAB 101 no later than the fourth quarter of the current fiscal year. We have determined that implementation of the applicable provisions of SAB 101 will not have a material effect on our financial statements and current disclosures. However, the SEC has recently indicated that it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, we are unable to assess the impact, if any, it may have on our financial statements and current disclosures.

Forward-Looking Statements

     Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), successful implementation of internal bimetal production and other vertical integration activities, pricing and acceptance of our products, successful expansion and related operation of our facilities, margin improvement, effective implementation of our integrated information management system, developments in technology, industry competition, achievement of sales, growth, and earnings goals, regulatory changes affecting our business, worldwide economic conditions, foreign currency fluctuations, technological obsolescence, the ability to achieve reductions in costs and to continue to integrate acquisitions, international economic and political uncertainties and other factors discussed. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including without limitation, general economic conditions, acquisitions of telecommunication companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit 99 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend to update this information to reflect developments or information obtained after the date of this report and disclaim any legal obligation to do so.

                        PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its Annual Meeting of Stockholders (the "Meeting") on May 5, 2000. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities
              Exchange Act of 1934, as amended. A total of 50,995,406 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 46,427,463 shares voted in person or by proxy, constituting a quorum.

              At the Meeting, two of the Company's directors were elected for three year terms ending at the 2003 Annual Meeting of Stockholders by the vote set forth below:

              Name of Director          Votes For        Votes Withheld

              Frank M. Drendel          45,858,121           569,342
              Duncan M. Faircloth       45,818,547           608,916

              The Company's other four directors, whose terms of office continue after the Meeting, are Edward D. Breen, Boyd L. George, George N. Hutton, Jr., and James N. Whitson.

              A proposal to ratify the appointment by the board of directors of the Company of Deloitte & Touche LLP as independent auditors for the Company for the 2000 fiscal year was approved by 46,331,210 votes cast in favor, 37,681 votes cast against and 58,572 votes abstaining.

              In addition, a proposal to ratify an amendment to the Amended and Restated CommScope, Inc. 1997 Long-term Incentive Plan was approved by 30,622,879 votes cast in favor, 15,665,290 votes cast against and 139,294 votes abstaining. The amendment provides for an increase in the shares reserved for issuance under the Plan by an additional 2,000,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                      EXHIBIT NO.

                      10.7.2 Second Amendment to the Credit Agreement, dated as of April 27, 2000 to the Credit Agreement dated as of July 23, 1997, among CommScope, Inc. of North Carolina, The Chase Manhattan Bank, as Administrative Agent, and the Banks from time to time parties thereto, and the financial institutions named therein as co-agents for the Banks.

                      10.11.2 Second Amendment to the Credit Agreement, dated as of June 28, 2000 to the Credit Agreement dated as of February 26, 1999, between First Union National Bank and CommScope, Inc. of North Carolina.

                        27. Financial Data Schedule

                      99. Forward-Looking Information

         (b) Reports on Form 8-K filed during the three months ended June 30, 2000:

                      On April 20, 2000 we filed a current report on Form 8-K announcing our financial results for the first quarter ended March 31, 2000.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        COMMSCOPE, INC.

August 14, 2000         /s/ Jearld L. Leonhardt

----------------        ----------------------------------------------------
Date                    Jearld L. Leonhardt
                        Executive Vice President and Chief Financial Officer
                        Signing both in his capacity as Executive Vice
                        President on behalf of the Registrant and as Chief Financial Officer of the Registrant