Form 10-Q
period 2000-09-30
COMMSCOPE INC
filed 2000-11-13
CIK 1035884

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

As  of  October  31,  2000  there  were  51,241,101   shares  of   Common  Stock
outstanding.

                                 CommScope, Inc.
                                    Form 10-Q
                               September 30, 2000

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

                                                    CommScope, Inc.
                                      Condensed Consolidated Statements of Income
                            (Unaudited--in thousands, except net income per share amounts)


                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                        2000              1999              2000              1999
                                                      ---------         ---------         ---------         ---------
Net sales                                             $ 256,873         $ 202,315         $ 702,056         $ 537,268

Operating costs and expenses:
    Cost of sales                                       190,608           147,782           519,057           396,040
    Selling, general and administrative                  20,105            16,830            58,582            48,729
    Research and development                              5,158             2,106            13,751             5,540
    Amortization of goodwill                              1,341             1,347             4,026             3,941
                                                      ---------         ---------         ---------         ---------
        Total operating costs and expenses              217,212           168,065           595,416           454,250
                                                      ---------         ---------         ---------         ---------

Operating income                                         39,661            34,250           106,640            83,018
Other income (expense), net                                  12                (1)              492                (8)
Interest expense                                         (2,635)           (2,424)           (7,611)           (7,789)
Interest income                                              39                57               484               307
                                                      ---------         ---------         ---------         ---------

Income before income taxes                               37,077            31,882           100,005            75,528
Provision for income taxes                              (14,089)          (12,144)          (37,997)          (27,938)
                                                      ---------         ---------         ---------         ---------

Net income                                            $  22,988         $  19,738         $  62,008         $  47,590
                                                      =========         =========         =========         =========


Net income per share (Note 3):

    Basic                                             $    0.45         $    0.39         $    1.21         $    0.94
    Assuming dilution                                 $    0.43         $    0.38         $    1.17         $    0.92

Weighted average shares outstanding (Note 3):

    Basic                                                51,229            50,775            51,106            50,611
    Assuming dilution                                    55,972            52,273            56,108            51,861


                               See notes to condensed consolidated financial statements.

                                               CommScope, Inc.
                                    Condensed Consolidated Balance Sheets
                                    (In thousands, except share amounts)


                                                                               (Unaudited)
                                                                               September 30,     December 31,
                                                                                   2000             1999
                                                                                 ---------        ---------
                                                   Assets

Cash and cash equivalents                                                        $   5,698        $  30,223
Accounts receivable, less allowance for doubtful accounts of
    $7,482 and $4,838, respectively                                                201,583          127,018
Inventories (Note 2)                                                                60,959           40,208
Prepaid expenses and other current assets                                            3,086            2,376
Deferred income taxes                                                               19,367           15,354
                                                                                 ---------        ---------
        Total current assets                                                       290,693          215,179

Property, plant and equipment, net                                                 240,300          181,488
Goodwill, net of accumulated amortization of
    $52,788 and $48,777, respectively                                              158,011          162,075
Other intangibles, net of accumulated amortization of
    $34,110 and $32,055, respectively                                               14,886           16,710
Other assets                                                                         9,893            7,083
                                                                                 ---------        ---------

        Total Assets                                                             $ 713,783        $ 582,535
                                                                                 =========        =========

                                    Liabilities and Stockholders' Equity

Accounts payable                                                                 $  59,521        $  29,179
Other accrued liabilities                                                           47,757           39,048
Current portion of long-term debt (Note 4)                                           1,323             --
                                                                                 ---------        ---------
        Total current liabilities                                                  108,601           68,227

Long-term debt (Note 4)                                                            216,204          198,402
Deferred income taxes                                                               22,285           20,346
Other noncurrent liabilities                                                        16,267           14,216
                                                                                 ---------        ---------
        Total Liabilities                                                          363,357          301,191

Commitments and contingencies (Note 5)                                                --               --

Stockholders' Equity:
    Preferred stock, $.01 par value; Authorized shares: 20,000,000;
      Issued and outstanding shares:  None at September 30, 2000 and
      December 31, 1999                                                               --               --
    Common stock, $.01 par value; Authorized shares: 300,000,000;
      Issued and outstanding shares:  51,241,014 at September 30, 2000;
      50,889,208 at December 31, 1999                                                  512              509
    Additional paid-in capital                                                     175,456          166,875
    Retained earnings                                                              177,923          115,915
    Accumulated other comprehensive loss                                            (3,465)          (1,955)
                                                                                 ---------        ---------
        Total Stockholders' Equity                                                 350,426          281,344
                                                                                 ---------        ---------

        Total Liabilities and Stockholders' Equity                               $ 713,783        $ 582,535
                                                                                 =========        =========


                          See notes to condensed consolidated financial statements.

                                               CommScope, Inc.
                               Condensed Consolidated Statements of Cash Flows
                                         (Unaudited - in thousands)


                                                                                   Nine Months Ended
                                                                                      September 30,

                                                                                2000                 1999
                                                                              --------             --------
Operating Activities:

Net income                                                                    $ 62,008             $ 47,590
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                              25,831               21,207
     Deferred income taxes                                                      (2,790)              (1,705)
     Tax benefit from stock option exercises                                     4,138                2,171
     Changes in assets and liabilities:
         Accounts receivable                                                   (75,607)             (48,952)
         Inventories                                                           (21,532)              (1,644)
         Prepaid expenses and other current assets                                (767)               1,203
         Accounts payable and other accrued liabilities                         39,800               34,208
         Other noncurrent liabilities                                            2,052                1,370
         Other                                                                     (72)                  86
                                                                              --------             --------
Net cash provided by operating activities                                       33,061               55,534

Investing Activities:

     Additions to property, plant and equipment                                (79,455)             (28,860)
     Acquisition of business in Seneffe, Belgium                                  --                (17,023)
     Investment in unconsolidated affiliate                                     (3,750)                --
     Sale of property, plant and equipment                                         470                   21
                                                                              --------             --------
Net cash used in investing activities                                          (82,735)             (45,862)

Financing Activities:

     Net borrowings (repayments) under revolving credit facility                21,000              (30,000)
     Proceeds from term loan facility for acquisition of business
         in Seneffe, Belgium                                                      --                 16,353
     Proceeds from exercise of stock options                                     4,446                6,849
                                                                              --------             --------
Net cash provided by (used in) financing activities                             25,446               (6,798)

Effect of exchange rate changes on cash                                           (297)                (180)

                                                                              --------             --------
Change in cash and cash equivalents                                            (24,525)               2,694
Cash and cash equivalents, beginning of period                                  30,223                4,129
                                                                              --------             --------
Cash and cash equivalents, end of period                                      $  5,698             $  6,823
                                                                              ========             ========


                          See notes to condensed consolidated financial statements.

                                                           CommScope, Inc.
                                      Condensed Consolidated Statement of Stockholders' Equity
                                          (Unaudited - in thousands, except share amounts)
                                                Nine Months Ended September 30, 2000


                                            Number of                                                  Accumulated
                                             Common                      Additional                       Other          Total
                                             Shares         Common        Paid-In        Retained     Comprehensive   Stockholders'
                                           Outstanding      Stock         Capital        Earnings         Loss           Equity
                                           ----------     ----------     ----------     ----------     ----------      ----------

Balance December 31, 1999                  50,889,208     $      509     $  166,875     $  115,915     $   (1,955)     $  281,344

Issuance of shares for stock
     option exercises                         351,806              3          4,443           --             --             4,446
Tax benefit from stock option
     exercises                                   --             --            4,138           --             --             4,138
Comprehensive income:
     Net income                                  --             --             --           62,008           --            62,008
     Other comprehensive loss                    --             --             --             --           (1,510)         (1,510)
                                           ----------     ----------     ----------     ----------     ----------      ----------
Total comprehensive income                       --             --             --           62,008         (1,510)         60,498
                                           ----------     ----------     ----------     ----------     ----------      ----------

Balance September 30, 2000                 51,241,014     $      512     $  175,456     $  177,923     $   (3,465)     $  350,426
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

Basis of Presentation

   The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of income for the three months and nine months ended September 30, 2000 and 1999, the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2000 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

   Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

   Inventories consist of:
                               September 30,    December 31,
                                   2000             1999
                               ------------     ------------

      Raw materials               $ 30,187         $ 16,597
      Work in process               11,348            9,942
      Finished goods                19,424           13,669
                               ------------     ------------
                                  $ 60,959         $ 40,208
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



                                                   Three Months         Nine Months
                                                       Ended               Ended
                                                   September 30,       September 30,
                                                 -----------------   -----------------
                                                  2000      1999      2000      1999
                                                 -------   -------   -------   -------
Numerator:

  Net income for basic net income per share      $22,988   $19,738   $62,008   $47,590
  Convertible debt interest and amortization,
    net of tax                                     1,177      --       3,538      --
                                                 -------   -------   -------   -------
  Net income available to common stockholders
    for diluted net income per share             $24,165   $19,738   $65,546   $47,590
                                                 =======   =======   =======   =======


Denominator:

  Weighted average number of common shares
    outstanding for basic net income per share    51,229    50,775    51,106    50,611
  Effect of dilutive securities:
    Employee stock options                         1,163     1,498     1,422     1,250
    Convertible debt                               3,580      --       3,580      --
                                                 -------   -------   -------   -------
  Weighted average number of common and
    potential common shares outstanding for
    diluted net income per share                  55,972    52,273    56,108    51,861
                                                 =======   =======   =======   =======

4.  LONG-TERM DEBT

   Long-term debt consisted of the following:

                                    September 30,  December 31,
                                        2000           1999
                                    ------------   ------------

        Credit Agreement              $  21,000      $   --
        Convertible Notes               172,500        172,500
        Eurodollar Credit Agreement      13,227         15,102
        IDA Notes                        10,800         10,800
                                    ------------   ------------
                                        217,527        198,402
        Less: current portion            (1,323)         --
                                    ------------   ------------
                                      $ 216,204      $ 198,402
                                    ============   ============

   Principal payments on the Eurodollar Credit Agreement are due in 20 equal quarterly installments of 750 euros beginning June 1, 2001.

5.  COMMITMENTS AND CONTINGENCIES

   At September 30, 2000, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $11.6 million. These commitments relate to ongoing capacity expansion projects.

6.  NEWLY ISSUED ACCOUNTING GUIDANCE

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

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchases and sales exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives, permitting hedge accounting for foreign currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company has begun identifying derivative instruments as defined in SFAS No. 133, reviewing contracts for embedded derivatives, and evaluating the need for recognition and disclosure of any derivatives identified. In addition, the Company has begun developing policies and procedures with respect to overall risk management, hedge designation and effectiveness, ongoing review of contracts for derivative implications, and various other SFAS No. 133 issues. In conjunction with this process, the Company is also evaluating the impact of SFAS No. 133, as amended by SFAS No. 138, on CommScope's consolidated results of operations, financial position, and cash flows. The Company will adopt SFAS No. 133 and the amendments provided by SFAS No. 138 on January 1, 2001.

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

Highlights

   For the third quarter ended September 30, 2000, we reported net income of $23 million, or $0.43 per diluted share. These results reflect an increase in net income of $3 million, or 16%, compared to the third quarter ended September 30, 1999 net income of $20 million, or $0.38 per diluted share.

   For the nine months ended September 30, 2000, we reported net income of $62 million, or $1.17 per diluted share. These results reflect an increase in net income of $14 million, or 30%, compared to the nine months ended September 30, 1999 net income of $48 million, or $0.92 per diluted share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 WITH THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

Net Sales

   Net sales for the third quarter ended September 30, 2000 increased $55 million, or 27%, to $257 million, compared to the third quarter ended September 30, 1999. Net sales for the nine months ended September 30, 2000 increased $165 million, or 31%, to $702 million, compared to the nine months ended September 30, 1999. This performance was primarily driven by a strong increase in sales of broadband cable for Hybrid Fiber Coaxial ("HFC") applications. Higher sales volume, combined with price increases on certain products, accounted for the majority of these increases. Domestic sales rose 27% to $197 million in the third quarter of 2000 and 31% to $532 million in the nine months ended September 30, 2000, compared to the same periods in 1999.

   For the third quarter of 2000, international sales increased 29% to $60 million compared to the same period in 1999. International sales for the nine months ended September 30, 2000 increased 29% to $170 million compared to the same period in 1999. This performance reflects robust international demand for HFC products, especially in Latin America where third quarter sales nearly doubled year over year.

   Net sales to cable television and other video distribution markets ("CATV/Video Products") for the third quarter of 2000 increased $49 million, or 33%, to $198 million, compared to the same period in 1999. For the nine months ended September 30, 2000, net sales of CATV/Video Products increased $119 million, or 29%, to $529 million, compared to the same period in 1999. These increases reflect accelerating worldwide demand for our portfolio of HFC products, including fiber optic cable. Sales of our fiber optic cable increased more than 50% year over year for the third quarter and nine months ended September 30, 2000, despite the ongoing tight supply of fiber. Third quarter domestic CATV/Video sales grew approximately 36%, year over year, led by strong growth in sales of broadband cable to Multiple System Operators ("MSOs"). We believe that our unique ability to offer both coaxial and fiber optic cable continues to be an important competitive advantage.

   Net sales for wireless and other telecommunications products ("Wireless and Other Products") for the third quarter of 2000 increased $7 million, or 24%, to $38 million, compared to the same period in 1999. For the nine months ended September 30, 2000, sales of Wireless and Other Products increased $35 million, or 53%, to $102 million, compared to the same period in 1999. We are in the process of expanding our wireless capabilities and recently began production testing of newly installed wireless equipment. While we expect our Cell Reach(R) product for wireless applications to be a substantial contributor to our long-term growth, we continue to experience pricing pressure and aggressive competition in the wireless market. We also expect ongoing competitive pressures for our other telecommunications products, which primarily represent coaxial cables designed for switching and transmission applications for enhanced telecommunications services.

   Net sales for local area network and other data applications ("LAN Products") for the third quarter of 2000 decreased $2 million, or 9%, to $21 million, compared to the same period in 1999. For the nine months ended September 30, 2000, sales of LAN Products increased $10 million, or 17%, to $71 million, compared to the same period in 1999. We are implementing a comprehensive performance improvement plan for our LAN Products group, which includes reorganizing sales and operational management and working with distributors to reduce inventories, which we believe are too high. We expect this process to have a negative impact on sales and orders of LAN Products during the fourth quarter of 2000.

Gross Profit (Net Sales Less Cost of Sales)

   Gross profit for the third quarter ended September 30, 2000 was approximately $66 million, compared to almost $55 million for the same period in 1999, however gross profit margin for the third quarter of 2000 decreased to 25.8% from 27.0% for the same period in 1999. For the nine months ended September 30, 2000, gross profit increased to $183 million, compared to $141 million for the same period in 1999, while gross profit margin for the nine months ended September 30, 2000 decreased slightly to 26.1% compared to 26.3% for the same period in 1999. Price increases for HFC products and favorable product mix had a positive effect on gross profit margin during 2000, but were more than offset by the combination of lower prices for LAN Products, the rising cost of key materials, and reduced manufacturing efficiency resulting from capacity expansions, resulting in the overall decline in gross profit margin, year over year. In response to rising costs, we implemented a 6% price increase for HFC products in mid-September of 2000. While this price increase did not materially impact third quarter results, it is expected to provide significant sequential improvement in gross profit margin in the fourth quarter of 2000.

   Due to the strong demand for broadband cables, we expect supplies of key materials, such as bimetallic center conductors and optical fiber, to be tight for the remainder of 2000. A major focus for us continues to be the acceleration of internal production of bimetallic center conductors for coaxial cables. While we have made progress improving output in this project, the ramp up of production has progressed slower than anticipated. As a result, we have allocated additional resources to this strategic vertical integration project. In addition, we have secured a supply arrangement with our current supplier for a fixed amount of bimetallic center conductors for calendar year 2001 and are working toward a longer-term arrangement with them.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expense for the third quarter ended September 30, 2000 was $20 million, or 7.8% of sales, compared to $17 million, or 8.3% of sales, for the same period in 1999. For the nine months ended September 30, 2000, SG&A expense was $59 million, or 8.3% of sales, compared to $49 million, or 9.1% of sales, for the same period in 1999. SG&A expense as a percent of sales decreased slightly year over year mainly because general and administrative expenses did not grow at the same rate as sales and the associated selling expenses.

Research and Development

   Research and development ("R&D") expense rose to $5 million, or 2% of sales, for the third quarter ended September 30, 2000, compared to $2 million, or 1% of sales, for the same period in 1999. For the nine months ended September 30, 2000, R&D expense rose to almost $14 million, or 2% of sales, compared to just over $5 million, or 1% of sales, for the same period in 1999. This increase was due primarily to our vertical integration projects for bimetal wire fabrication and fine wire drawing.

Other Income (Expense), Net

   Other income (expense), net for the nine months ended September 30 ,2000 includes a one-time pretax gain of $517 thousand related to the final liquidation of a closed Australian joint venture. We anticipate no third party claims and no additional gains or losses related to this joint venture. In addition, we expect this joint venture to be completely dissolved by the end of 2000 once the deregistration period required by Australian legal authorities is complete.

Net Interest Expense

   Net interest expense was $2.6 million for the third quarter ended September 30, 2000, compared to $2.4 million for the same period in 1999. For the nine months ended September 30, 2000, net interest expense decreased to $7.1 million, compared to $7.5 million for the same period in 1999. Our weighted average effective interest rate decreased from September 30, 1999 to September 30, 2000, during a period of rising market interest rates, due mainly to the favorable impact of the issuance of our 4% fixed rate convertible subordinated notes in December 1999. All outstanding borrowings under our revolving credit agreement, which carries a variable interest rate, were repaid in December 1999 with proceeds from the issuance of our convertible notes. However, we borrowed an additional $21 million, net of repayments, under the revolving credit agreement to primarily fund capacity expansion projects and support working capital requirements during the first nine months of 2000. The year over year increase in net interest expense during the third quarter was due primarily to the increase in total borrowings outstanding during the period. Also, the favorable impact of the convertible notes was somewhat offset by the increase in the variable interest rate on our revolving credit agreement from the same period in 1999.

Income Taxes

   Our effective tax rate was 38% for the third quarter and nine months ended September 30, 2000, compared to 38% for the quarter ended September 30, 1999 and 37% for the nine months ended September 30, 1999. We increased our effective tax rate from 36% to 38% in the third quarter of 1999 to reflect an adjustment for the strength in our domestic versus international sales, which diluted the impact of our foreign sales corporation tax benefit during 1999 and 2000.

Liquidity and Capital Resources

   Cash provided by operating activities was approximately $33 million for the nine months ended September 30, 2000, compared to $56 million for the same period in 1999. This decrease in operating cash flow was primarily due to an increase in non-cash components of working capital.

   Working capital was $182 million at September 30, 2000, compared to $147 million at December 31, 1999. The increase in inventories during the nine months ended September 30, 2000, resulting from higher production levels, was more than offset by an increase in accounts payable. The increase in accounts receivable was due primarily to higher sales volume, but was also impacted by an increase in our days sales outstanding.

   During the nine months ended September 30, 2000, we invested $79 million in property, plant and equipment compared to $29 million during the same period in 1999. We have increased capital spending during 2000 to support vertical integration projects, capacity expansion and equipment upgrades to meet increased current and anticipated future business demands. As of September 30, 2000, we had committed funds of approximately $11.6 million under purchase orders and contracts related to these projects. We expect capital expenditures for equipment and facilities in 2000 to be approximately $100 to $110 million.

   During the quarter ended September 30, 2000, we made an investment of approximately $4 million in a wireless infrastructure project management company. We utilized an additional $17 million during the nine months ended September 30, 1999 to acquire Alcatel's coaxial cable business in Seneffe, Belgium.

   Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. We currently have $329 million of available borrowing capacity under our revolving credit agreement, which expires in December 2002. We had total long-term debt of $218 million, or 38% of our book capital structure, defined as long-term debt and total stockholders' equity, as of September 30, 2000, compared to $198 million, or 41% of our book capital structure as of December 31, 1999. The increase in long-term debt during the nine months ended September 30, 2000 was due to additional borrowing under our revolving credit agreement to finance working capital needs and increased capital expenditures necessary to support vertical integration projects, expand capacity and upgrade equipment.

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

Market Risk

   As disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the use of derivative financial instruments primarily to reduce our exposure to these market risks. Our exposure associated with these market risks has not materially changed since December 31, 1999. During the first nine months of 2000, we borrowed an additional $21 million, net of repayments, under our revolving credit agreement, which bears interest at a variable rate. However, we do not believe that the market risk associated with this debt is material to our financial position and results of operations. In addition, we have not acquired any new derivative financial instruments since that date or terminated any derivative financial instruments that existed at that date.

Information Management System

   On January 2, 2000, we began the implementation of a new integrated information management system. Our goal for this new computer-based system is to help us improve business practices, allow faster access to information and, among other things, ultimately enable us to service our customers better in the future.

   However, during January 2000 we experienced some delays in certain shipments in connection with the transition to this new information system. During the first quarter of 2000, we worked diligently to resolve these transition issues and to increase shipping efforts to reduce the system-related backlogs. During the first nine months of 2000, the transition also contributed to an increase in accounts receivable (see "Liquidity and Capital Resources"). We do not believe that these transition issues will have a material impact on our results of operations, liquidity, or financial condition for the full year 2000. We have made progress incorporating our new information system into our business model and expect to reap its full benefits over the longer term. However, we cannot assure you that we will incur no future issues with this system.

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

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchases and sales exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives, permitting hedge accounting for foreign currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have begun identifying derivative instruments as defined in SFAS No. 133, reviewing contracts for embedded derivatives, and evaluating the need for recognition and disclosure of any derivatives identified. In addition, we have begun developing policies and procedures with respect to overall risk management, hedge designation and effectiveness, ongoing review of contracts for derivative implications, and various other SFAS No. 133 issues. In conjunction with this process, we are also evaluating the impact of SFAS No. 133, as amended by SFAS No. 138, on our consolidated results of operations, financial position, and cash flows. We will adopt SFAS No. 133 and the amendments provided by SFAS No. 138 on January 1, 2001.

Forward-Looking Statements

   Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), successful implementation of internal bimetal production and other vertical integration activities, pricing and acceptance of our products, successful expansion and related operation of our facilities, margin improvement, effective implementation of our integrated information management system, developments in technology, industry competition, achievement of sales, growth, and earnings goals, ability of our customers to secure adequate financing, regulatory changes affecting our business, worldwide economic conditions, foreign currency fluctuations, technological obsolescence, the ability to achieve reductions in costs and to continue to integrate acquisitions, international economic and political uncertainties and other factors discussed. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general economic conditions, acquisitions of telecommunication companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit 99 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend to update this information to reflect developments or information obtained after the date of this report and disclaim any legal obligation to do so.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               EXHIBIT NO.

               27.   Financial Data Schedule
               99.   Forward-Looking Information

        (b) Reports on Form 8-K filed during the three months ended September 30, 2000:

               On July 20, 2000 we filed a current report on Form 8-K announcing our financial results for the second quarter ended June 30, 2000.

               On August 14, 2000 we filed a current report on Form 8-K commenting on our financial outlook for the third quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMMSCOPE, INC.

November 13, 2000                   /s/ Jearld L. Leonhardt
-------------------------------     ------------------------------------------
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