Form 10-K405
period 2000-12-31
COMMSCOPE INC
filed 2001-03-23
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                 -----------------------------------------

                                 FORM 10-K

(MARK ONE)

|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     OR

|_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _______ TO _______

                     COMMISSION FILE NUMBER: 001-12929

                              COMMSCOPE, INC.
           (Exact name of registrant as specified in its charter)

               DELAWARE                                   36-4135495
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

     1375 LENOIR-RHYNE BOULEVARD
             P.O. BOX 339
        HICKORY, NORTH CAROLINA                             28603
 (Address of principal executive offices)                 (Zip Code)

                               (828) 324-2200
            (Registrant's telephone number, including area code)
            ----------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
-------------------               -----------------------------------------
Common Stock, par                           New York Stock Exchange
  value $.01 per share
Preferred Stock                             New York Stock Exchange
  Purchase Rights


      Securities registered pursuant to Section 12(g) of the Act: NONE
                 -----------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part Ill of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $859 million as of March 20, 2001 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. As of March 20, 2001 there were 51,360,367 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2001 ANNUAL MEETING
     OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                 -----------------------------------------

                                   PART I

ITEM 1.   BUSINESS

     Unless the context otherwise requires, references to "CommScope, Inc.," or "we," "us," or "our" are to CommScope, Inc. and its direct and indirect subsidiaries, including CommScope Inc. of North Carolina, on a consolidated basis.

GENERAL

     We are a leading worldwide designer, manufacturer and marketer of a broad line of coaxial, fiber optic, and other high-performance electronic cable products for cable television, telephony, Internet access and wireless communications. We believe that we supplied over 50% of all coaxial cable purchased in the United States in 2000 for broadband cable networks using Hybrid Fiber Coax (HFC) architecture. We believe we are also the largest manufacturer and supplier of coaxial cable for HFC cable networks in the world. We are also a leading supplier of fiber optic cables primarily for HFC cable networks and have developed specialized, proprietary fiber optic products for telecommunications applications. We are a leading supplier of coaxial cable for telephone central office switching and transmission applications, as well as video distribution applications such as satellite television and security surveillance. In addition, we have developed an innovative line of coaxial cables for wireless communication infrastructure applications that have superior performance characteristics compared to traditional cables. We are also a leading provider of high-performance premise wiring for local area networks. We sell our products to approximately 2,200 customers in more than 95 countries.

     For the year ended December 31, 2000 our revenues were $950 million and our net income was $85 million. During this period, approximately 77% of our revenues were for HFC cable networks and other video applications, 14% were for wireless, central office and other telecommunications applications and 9% were for local area network premise wiring applications. International sales were approximately 24% of our revenues during this period. For further discussion of current and prior year domestic and international revenues, see Items 7 and 8 of this Form 10-K.

     We believe that we are the world's most technologically advanced, low-cost provider of coaxial cable. With our leading product offerings, cost-efficient manufacturing and economies of scale, we believe we will benefit from the convergence of video, voice and high-speed Internet access and the resulting demand for enhanced HFC broadband networks.

     We believe that the following industry trends will continue to drive demand for our products:

     o endorsement of the HFC architecture by major cable, telephone and technology companies;

     o    increasing use of the Internet;

     o increasing need for additional bandwidth to accommodate new applications;

     o increasing maintenance requirements for HFC cable networks as operators improve reliability for telephony, data and other two-way services;

     o the continuing rapid deployment of wireless communications systems worldwide;

     o increasing demand for higher speed and bandwidth for local area networks; and

     o regional clustering of cable systems that will facilitate the delivery of advanced services such as telephony.

BUSINESS STRATEGY

     We have adopted a growth strategy to expand and strengthen our current market position as the leading worldwide supplier of coaxial cable for broadband communications. The principal elements of our growth strategy are:

     BENEFIT FROM WORLDWIDE HFC PARADIGM SHIFT. A vast majority of video networks worldwide, such as cable service providers, have adopted the HFC cable network architecture for video service delivery. Events over the past 12 months involving major telecommunications and cable service providers create the potential to expand the role of HFC cable networks from a video-centric focus to a key platform for delivery of a variety of broadband services. These events include transactions such as the historic America Online and Time Warner merger, Microsoft's investment in TITUS Communications, which is the second largest broadband provider in Japan, and the recent Liberty Media/Klesch & Company announcement regarding its intended purchase of the majority interest in several regional operating companies from Deutsche Telecom in Germany.

     We believe that the HFC cable network architecture provides the most cost-effective bandwidth for multi-channel video, voice and data into homes around the world. This architecture enables both cable and other telecommunications service providers to offer new services such as high-speed Internet access, video on demand, Internet protocol telephony, high-definition television and other interactive services. According to the Federal Communications Commission Annual Report on Competition in Video Markets, dated January 8, 2001, domestic cable operators continue to upgrade their broadband infrastructure at a rapid pace to increase channel capacity and to develop facilities for these advanced services.

     DEVELOP PROPRIETARY PRODUCTS AND EXPAND MARKET OPPORTUNITIES. We maintain an active program to identify new market opportunities and develop and commercialize products that use our core technology and manufacturing competencies. We have developed new products and entered new markets, including coaxial cable for wireless applications, satellite cables, local area network cables, specialized coaxial based telecommunication cables, broadcast audio and video cables and coaxial cables in conduit. We have developed specialized coaxial (Power Feeder(R)) and fiber optic (Fiber Feeder(TM)) cables for distribution and telephony applications in HFC cable networks. We have also developed UltraPipe(TM), a high-end local area network cable product targeted for high-speed local area network applications.

     We used our expertise in aluminum coaxial cable technology to help develop Cell Reach(R), a patented copper coaxial cable solution for the wireless antenna market. We believe Cell Reach(R) is a technologically superior product with a lower total lifetime cost of ownership than the current industry standard. Cell Reach(R) has been installed in thousands of cellular and personal communications services antenna sites with leading service providers such as Nextel Communications, Inc., Sprint Corporation and certain Sprint affiliates, and certain AT&T Corporation affiliates. We have also developed a number of broadband cables for other wireless applications.

     CONTINUOUSLY IMPROVE OPERATING EFFICIENCIES. We invested approximately $230 million in the development and acquisition of state-of-the-art manufacturing facilities and new technologies during the past four fiscal years. These investments help to increase our capacity and operating efficiencies, improve management control and provide more consistent product quality. As a result, we believe we are one of the few manufacturers capable of satisfying volume production, time-to-market, and technology requirements of customers for coaxial cable in the communications industry. We believe that our breadth and scale permit us to cost-effectively invest in improving our operating efficiency through investments in engineering and cost-management programs. We intend to capture additional value in the supply chain through ongoing vertical integration projects.

     EXPAND OUR GLOBAL PLATFORM. We believe that the worldwide demand for video and data services, the large number of television households outside the United States and relatively low penetration rates for cable television in most countries provide significant long-term opportunities. We have become a major supplier of coaxial cable for the cable television and broadband services industries in international markets, principally Europe, Latin America and the Pacific Rim. In 2000 we had approximately 275 international customers in more than 95 countries, representing approximately $232 million or approximately 24% of our 2000 revenue. We support our international sales efforts with sales representatives based in Europe, Latin America and the Pacific Rim. In addition, we are able to benefit from our domestic cable customer base because some of those customers are also equity investors in international cable service providers.

     Although there is current uncertainty in international markets, we believe that we are well positioned to benefit over the long term from future international growth opportunities. As broadband HFC networks expand globally, CommScope intends to acquire and open facilities in countries that we believe have strategic value. We believe in-country manufacturing is important because it moves us closer to international customers, it can lower taxes and tariffs and provides the opportunity to improve customer service.

     For example, in 1999 CommScope acquired the Alcatel Cable Benelux, S.A. coaxial cable business in Seneffe, Belgium. With this acquisition, we believe that we became the largest manufacturer and supplier of coaxial cable for HFC cable networks in Europe. This acquisition gave us access to established European distribution channels and complementary coaxial cable technologies. We believe it has strengthened CommScope's position as a potential supplier for the expected telecommunications upgrade and rebuild activity in Germany, Spain and other European countries. During 2000, we increased the capability and efficiency of our Belgium facility for HFC related products. We also intend to begin establishing capabilities for the manufacture of products for wireless applications at our Belgium facility in late 2001.

     In September, 2000, we purchased an existing facility in Jaguariuna, Brazil that we expect to provide approximately 289,000 square feet of manufacturing and office space when modifications are complete in the second half of 2001. This facility is expected to manufacture products for both HFC and wireless applications.

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

BUSINESS GROUPS

     We manufacture and sell cable for three broad product groups, which are similar in nature and share similar production processes, customers, distribution channels and regulatory environments:

     o    cable television and other video applications;

     o    wireless and other telecommunications applications; and

     o    local area network applications.

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

     INTERNATIONAL MARKETS. Cable system designs using HFC technology are increasingly being used in international markets with low cable television penetration. As of December 31, 2000, based upon industry trade publications and reports from telecommunications industry analysts, we estimate that there are more than 800 million television households worldwide, including roughly 450 million in the Asia/Pacific Rim region, roughly 240 million in Europe and nearly 100 million in the Latin America/Caribbean region, among others. This compares to approximately 100 million television households in the United States. We estimate that roughly 45% of the television households in Europe subscribe to some form of multichannel television service compared to subscription rates of nearly 80% in the United States. Based upon such sources, we estimate that subscription rates in the Asia/Pacific Rim and Latin America/Caribbean markets are even lower at roughly 25% and 15%, respectively.

     As of December 31, 2000 we had sales in more than 95 countries. We have penetrated the international marketplace through a field sales organization and through a network of distributors and agents located in major countries where we do business. In addition to new customers developed by our network of distributors and sales representatives, many large U.S. cable television operators, with whom we have had long established business relationships, are active investors in cable television systems outside the United States.

     OTHER VIDEO MARKETS (NON-CABLE TELEVISION). Many specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We are a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full service communications providers worldwide. In the satellite direct-to-home cable market, where specialized cables transmit satellite-delivered video signals and antenna positioning/control signals, we have developed a leading market position. We market an array of premium metallic and optical cable products directed at the broadcasting and video production studio market.

     WIRELESS COMMUNICATIONS MARKET. We believe that the rapid deployment of wireless communications systems throughout the United States and the rest of the world presents a growth opportunity for us. Semi-flexible coaxial cables are used to connect the antennae located at the top of wireless antenna towers to the radios and power sources located adjacent to or near the antenna site. Over the past few years, we developed Cell Reach(R) products, a line of copper shielded semi-flexible coaxial cable and related connectors and accessories to address this market. Cell Reach has been installed in thousands of wireless base stations with leading service providers such as Nextel Communications, Inc., Sprint Corporation and certain Sprint affiliates and certain AT&T affiliates.

     We have expanded manufacturing capacity for this product line and are in the process of establishing international sales and manufacturing capabilities. We intend to begin establishing Cell Reach manufacturing capabilities in our Jaguariuna, Brazil facility in the second half of 2001 and in our Seneffe, Belgium facility in late 2001.

     CommScope also manufactures other broadband coaxial cables, fiber optic cables and twisted pair cables that are used for various wireless applications, including PCS, Cellular, Multichannel Multipoint Distribution Service (MMDS), Local Multipoint Distribution System (LMDS), land mobile radio, paging and in-building wireless applications. During 2000, we developed specialized coaxial cables for these applications, including Broadband Wireless Communication (BWCTM) cables, which are highly flexible low loss 50 ohm braided coaxial cables, and fire retardant CMR-rated riser cables, which are designed to meet the stringent requirements of many fire safety codes.

     However, we expect ongoing aggressive competition from larger, well established companies with significant financial resources, brand recognition in the cellular market and established marketing channels for coaxial cable and accessories.

     LOCAL AREA NETWORK MARKET. The proliferation of personal computers, and more broadly the practice of distributed computing, has created a need for products which enable users to share files, applications and peripheral equipment such as printers and data storage devices. Local area networks, typically consisting of at least one dedicated computer (a "server"), peripheral devices, network software and interconnecting cables, were developed in response to this demand. We manufacture a variety of twisted pair, coaxial and fiber optic cables to transmit data for local area network applications. The most widely used cable design for this application consists of four high-performance twisted pairs that are capable of transmitting data at rates in excess of 100 mbps. We focus our products and marketing on cables with enhanced electrical and physical performance such as our UltraPipe(TM) unshielded twisted pair. We believe that UltraPipe cable is among the highest performing unshielded twisted pair cables in the industry. Copper and fiber optic composite cables are frequently combined in a single cable to reduce installation costs and support multimedia applications.

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

     For example, we began the internal production of copper-clad aluminum wire and copper-clad steel wire that we use as center conductors for our cable. While the ramp up of production has progressed slower than anticipated, we made significant progress improving output during the second half of 2000. During 2000, we also began fine wire drawing to produce wires to be braided for flexible coaxial cables. The manufacturing processes of the three principal types of cable we manufacture are further described below.

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

RESEARCH AND DEVELOPMENT

     Our research, development and engineering expenditures for the creation and application of new and improved products and processes were $18 million, $8 million, and $6 million for the years ended December 31, 2000, 1999 and 1998, respectively. We focus our research and development efforts primarily on two areas:

     o those product areas that we believe have the potential for broad market applications and significant sales within a one-to-three year period; and

     o    new manufacturing technologies to achieve cost reductions.

     For example, during 2000 research and development expenditures reflect significant investment in ongoing strategic vertical integration projects. The widespread deployment of broadband services and HFC cable systems is expected to provide opportunities for us to enhance our coaxial cable product lines and to improve our manufacturing processes. Additionally, we expect that our participation in the local area network, wireless communications and other new markets now identified may require higher rates of product development spending in relation to sales generated than has been the case in recent years.

SALES AND DISTRIBUTION

     We market our products worldwide through a combination of more than 110 direct sales, territory managers and manufacturers' representative personnel. We support our sales organization with regional service centers in: Alabama; Nevada; North Carolina; Puerto Rico; Australia; Belgium; and England. In addition, we utilize local inventories, sales literature, internal sales service support, design engineering services and a group of product engineers who travel with sales personnel and territory managers and assist in product application issues, and conduct technical seminars at customer locations to support our sales organization. We have expanded our global presence through our acquisition of Europe's largest manufacturer of cable television coaxial cable.

     A key aspect of our customer support and distribution chain is the use of our private truck fleet. We believe that the ability to offer rapid delivery services, materials management and logistics services to customers through our private truck fleet is an important competitive advantage.

     Our products are sold and used in a wide variety of applications. Our products primarily are sold directly to cable system operators, telecommunications companies, original equipment manufacturers and indirectly through distributors. There has been a trend on the part of larger customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. We have concentrated our efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. Our strategy is to provide a broad selection of products in the areas in which we compete. We have achieved a preferred supplier designation from many of our cable television, telephone and original equipment manufacturer customers. We have also strengthened our information technology infrastructure and implemented an integrated information management system, which we believe will help us improve business practices.

     Cable television services in the United States are provided primarily by cable television system operators. It is estimated that the five largest cable television system operators account for more than 50% of the cable television subscribers in the United States. The major cable television system operators include such companies as AT&T, AOL Time Warner Cable, Cox Communications, Comcast and Charter Communications. Many of the major cable television system operators are our customers, including those listed above. During the years ended December 31, 2000 and 1998 no customer accounted for 10% or more of our net sales. During the year ended December 31, 1999, AT&T and its affiliates accounted for approximately 10% of our net sales. No other customer accounted for 10% or more of our net sales in 1999.

PATENTS

     We pursue an active policy of seeking intellectual property protection, namely patents, for new products and designs. We hold 54 patents worldwide and have 100 pending applications. We consider our patents to be valuable assets, but no single patent is material to our operations as a whole. We intend to rely on our proprietary knowledge, trade secrets and continuing technological innovation to develop and maintain our competitive position.

BACKLOG

     At December 31, 2000, 1999 and 1998, we had an order backlog of approximately $156 million, $104 million and $43 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. In some cases, unfilled orders may be canceled prior to shipment of goods; but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

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

RAW MATERIALS

     In the manufacture of coaxial and twisted pair cables, we process metal tubes, tapes and wires including bimetallic center conductors (wires made of aluminum or steel with thin outer skins of copper) that are fabricated from high-grade aluminum, copper and steel. Most of these fabricated metal components are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We have adopted a hedging policy pursuant to which we may, from time to time, attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Other major raw materials we use include polyethelenes, polyvinylchlorides, FEP and other plastic insulating materials, optical fibers, and wood and cardboard shipping and packaging materials (some of which are available only from limited sources).

     In 2000, approximately 11% of our raw material purchases were for bimetallic center conductors for coaxial cables, nearly all of which were purchased from Copperweld Corporation. We have secured a supply arrangement with Copperweld for bimetallic center conductors for calendar year 2001 and are working toward a longer-term arrangement with them. If we are unable to continue to purchase the necessary quantities of bimetallic center conductors, namely copper clad aluminum wire and copper clad steel wire, from this supplier, we may be unable to obtain these raw materials on commercially acceptable terms from another source. There are few, and limited, alternative sources of supply for these raw materials. We have begun to produce a portion of our bimetallic center conductor requirements. Management believes that our current supply arrangement with Copperweld, together with our increasing internal production of bimetallic center conductors, addresses concerns regarding the continuing availability of these key materials and enhances our ability to support the demand for broadband cable. Although the parent of Copperweld has filed for Chapter 11 debtor-in-possession reorganization, management does not believe this will affect the Company's supply arrangement with Copperweld. However, the loss of Copperweld as a supplier of bimetallic center conductors, Copperweld's inability to supply, and/or our failure to adequately expand our internal production of these products, could have a material adverse effect on our business and financial condition.

     In addition, we purchase fine aluminum wire from a limited number of suppliers. Fine aluminum wire is a smaller raw material purchase than bimetallic center conductors. Neither of these major raw materials could be readily replaced in sufficient quantities if all supplies from the respective primary sources were disrupted for an extended period and we were unable to vertically integrate the production of these products. In such event, there could be a materially adverse impact on our financial results.

     Additionally, FEP is the primary raw material used throughout the industry for producing flame retarding cables for local area network applications. There are few worldwide producers of FEP and market supplies have been periodically limited over the past several years. Availability of adequate supplies of FEP will be critical to future local area network cable sales growth.

     Optical fiber is a primary material used for making fiber optic cables. There are few worldwide suppliers of optical fiber and market supplies have been tight over the past twelve months. Availability of adequate supplies of optical fiber will be critical to future fiber optic cable sales growth.

     Alternative sources of supply or access to alternative materials are generally available for all other major raw materials we use. We believe supplies of all other major raw materials we use are generally adequate and we expect them to remain so for the foreseeable future.

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

EMPLOYEES

     At December 31, 2000, we employed approximately 4,000 people. Substantially all employees are located in the United States. We also have employees in foreign countries, including those located in Belgium and Brazil. We believe that our relations with our employees are satisfactory.

ITEM 2.   PROPERTIES

     Our principal administrative, production and research and development facilities are located in the following locations:

     The Hickory, North Carolina facility occupies approximately 40,000 square feet under a lease expiring in December 2001. Our executive offices, sales office and customer service department are located at this facility. The Company intends to consolidate certain corporate and administrative functions in a different leased facility of approximately 80,000 square feet in Hickory, North Carolina in late 2001.

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

     The Statesville, North Carolina facility occupies approximately 315,000 square feet and is owned by us. The Statesville facility houses certain cable-in-conduit manufacturing, wire fabrication, recycling, research and development, and engineering activities.

     The Seneffe, Belgium, facility occupies approximately 120,000 square feet and is owned by us. The Seneffe facility houses certain coaxial cable manufacturing and sales activities.

     The Newton, North Carolina facility occupies approximately 455,000 square feet of manufacturing, office and warehouse space and is owned by us. This facility houses some of our administrative, engineering, and research and development functions as well as manufacturing and sales activities for our wireless products group.

     The Sparks, Nevada facility occupies approximately 225,500 square feet under a lease expiring in 2003. The Sparks facility manufactures cable-in-conduit products and houses regional service and distribution activities.

     The Jaguariuna, Brazil facility occupies approximately 289,000 square feet of manufacturing space and is owned by us. Construction of the Jaguariuna facility is in progress and when it opens in the second half of 2001, it will house certain coaxial cable manufacturing and sales activities.

     We are building a projected 238,000 square-foot facility in Kings Mountain, North Carolina. The facility will manufacture coaxial cable and is scheduled to be operational in late 2001.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the three months ended December 31, 2000.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "CTV." The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

                                                     Common Stock
                                                     Price Range
                                                   -----------------
                                                    High      Low
                                                   -------  --------

1999
First Quarter                                      $21.56   $ 15.88
Second Quarter                                     $31.19   $ 19.25
Third Quarter                                      $40.00   $ 29.25
Fourth Quarter                                     $46.38   $ 31.69

2000
First Quarter                                      $49.38   $ 30.75
Second Quarter                                     $50.13   $ 32.63
Third Quarter                                      $40.31   $ 22.63
Fourth Quarter                                     $26.88   $ 15.25

     As of March 20, 2001 the approximate number of registered stockholders of record of our common stock was 706.

     We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Our debt agreements contain limits on our ability to pay cash dividends on our common stock.

ITEM 6.   SELECTED FINANCIAL DATA

                Five-Year Summary of Selected Financial Data
            (In thousands, except ratios and per share amounts)

                                          Year Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
RESULTS OF OPERATIONS:
Net sales                     $950,026  $748,914  $571,733  $599,216  $572,212
Gross profit                   251,054   200,106   134,593   141,000   155,089
Operating income               146,051   117,517    72,843    79,182   100,254
Net income                      84,887    68,077    39,231    37,458    57,122
Pro forma net income (1)            --        --        --    34,604    51,908

NET INCOME PER SHARE
 INFORMATION (1):
Weighted average number
 of shares outstanding:
    Basic                       51,142    50,669    49,221    49,107    49,105
    Assuming dilution           56,047    52,050    49,521    49,238    49,200
Net income per share:
    Basic                     $   1.66  $   1.34  $   0.80  $   0.70  $   1.06
    Assuming dilution         $   1.60  $   1.31  $   0.79  $   0.70  $   1.06

BALANCE SHEET DATA:
Cash and cash equivalents     $  7,704  $ 30,223  $  4,129  $  3,330  $     --
Property, plant and
 equipment, net                251,356   181,488   135,082   133,235   117,022
Total assets                   721,182   582,535   465,327   483,539   479,885
Working capital                209,104   146,952    93,982   112,786   107,220
Long-term debt, including
 current maturities (2)        227,436   198,402   181,800   265,800    10,800
Stockholders' equity (2)       374,520   281,344   203,972   150,032   393,560

OTHER INFORMATION:
Earnings before net
 interest, taxes,
 depreciation, and
 amortization ("EBITDA")(3)   $181,474  $147,360  $ 99,616  $ 96,606  $121,045
Depreciation and
 amortization                   35,799    29,295    24,662    21,677    18,952
Capital expenditures            98,640    57,149    22,784    29,871    33,218
Ratio of earnings to fixed
 charges                         14.16     11.62      4.90      5.49     10.13

(1) We, through our wholly owned subsidiary CommScope, Inc. of North Carolina ("CommScope NC"), were formerly a wholly owned indirect subsidiary of General Instrument Corporation with no separately issued or outstanding equity securities prior to the spin-off on July 28, 1997. On the date of the spin-off, through a series of transactions and stockholder dividends initiated by General Instrument, CommScope NC became our wholly owned subsidiary. The unaudited pro forma information for 1996 and 1997 has been prepared utilizing the historical consolidated statements of income of CommScope NC adjusted to reflect a net debt level of $275 million at the beginning of each year presented at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings and a total of 49.1 million common shares outstanding and
     49.2 million common and potential common shares outstanding for basic and diluted earnings per share, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

     CommScope, Inc., through its wholly owned subsidiaries, operates in the cable manufacturing business. We are a leading worldwide designer, manufacturer and marketer of a wide array of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access and wireless communications. We believe we are the world's largest manufacturer of coaxial cable for hybrid fiber coax (HFC) cable television systems. We are also a leading supplier of coaxial, twisted pair and fiber optic cables for premise wiring (local area networks), wireless and other communication applications.

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

FINANCIAL HIGHLIGHTS

     For the three-year period 1998-2000, we reported the following results (in thousands, except per share amounts):

                                        Year Ended December 31,
                                 --------------------------------------
                                     2000         1999         1998
                                 ------------ ------------ ------------
Net income                         $ 84,887     $ 68,077     $ 39,231
Net income per share -
 assuming dilution                     1.60         1.31         0.79

     Our consolidated financial statements and related notes, included in
Item 8, should be read as an integral part of the financial highlights and the following financial review.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 WITH THE YEAR ENDED DECEMBER 31, 1999

NET SALES

     Net sales for the year ended December 31, 2000 increased $201.1 million or 27% to $950.0 million, from 1999. The increase in net sales was primarily driven by strong sales of broadband and fiber optic cable for HFC applications. Higher sales volume, combined with price increases on certain HFC products, accounted for the majority of the year-over-year sales increase.

     The following table presents (in millions) our revenues by product line as well as domestic versus international sales for the years ended December 31, 2000 and 1999:

                                     2000    % of 2000    1999       % of
                                      Net       Net        Net     1999 Net
                                     Sales     Sales      Sales      Sales
                                 ------------------------------------------

CATV/Video Products                 $733.1      77.2%    $557.4      74.4%
Wireless & Other Telecom
 Products                            131.6      13.8      104.2      13.9
LAN Products                          85.3       9.0       87.3      11.7
                                 ------------------------------------------
     Total worldwide sales          $950.0     100.0%    $748.9     100.0%
                                 ==========================================

Domestic sales                      $717.6      75.5%    $571.2      76.3%
International sales                  232.4      24.5      177.7      23.7
                                 ------------------------------------------
     Total worldwide sales          $950.0     100.0%    $748.9     100.0%
                                 ==========================================

     For the year ended December 31, 2000, international sales increased 31% compared to 1999, due mainly to robust demand for HFC products around the world, with particular strength in the Latin American region. We purchased a manufacturing facility in Brazil during 2000 where we expect to begin production in the second half of 2001 to help us meet the expected demand for HFC and wireless products in Latin America.

     Net sales to cable television and other video distribution markets ("CATV/Video Products") for the year ended December 31, 2000 increased $175.7 million or 32% to an all-time record of $733.1 million, from 1999. The increase in sales of CATV/Video Products resulted primarily from strong sales of broadband cable to telecommunications companies and cable television system operators. Domestic CATV/Video sales grew approximately 32% year over year, led by strong sales of fiber optic cable. We believe that our ability to offer both coaxial and fiber optic cable continues to be an important competitive advantage.

     Net sales for wireless and other telecommunications products ("Wireless and Other Telecom Products") for the year ended December 31, 2000 increased $27.4 million or 26% to $131.6 million, from 1999. This increase was primarily due to growth in sales of both telephone central office products and our newest-generation wireless cables. While we expect our Cell Reach(R) product for wireless applications to be a substantial contributor to our long-term growth, we continue to experience pricing pressure and aggressive competition in the wireless market. In response to these pressures, we have improved performance in certain existing products, broadened our product portfolio, begun establishing international sales and manufacturing capabilities, and substantially completed capacity additions at our Newton, North Carolina facility which have enhanced our manufacturing efficiencies. We also expect increasing competitive pressures for our other telecommunications products, which primarily represent coaxial cables designed for switching and transmission applications for enhanced telecommunications services.

     Net sales for local area network and other data applications ("LAN Products") for the year ended December 31, 2000 decreased $2.0 million or 2% to $85.3 million, from 1999. This decrease was due primarily to a buildup of distribution channel inventory in the first half of 2000, which slowed sales in the second half of the year, and lower prices for LAN Products. We began implementing a comprehensive performance improvement plan for our LAN Products group during the fourth quarter of 2000. This plan included reorganizing LAN sales and operational management as well as ongoing efforts to reduce distribution channel inventory, improve efficiency, and increase the velocity of the manufacturing and distribution cycle.

GROSS PROFIT (NET SALES LESS COST OF SALES)

     Gross profit for the year ended December 31, 2000 was $251.1 million, compared to $200.1 million for 1999, an increase of 25%. Gross profit margins decreased slightly to 26.4% for the year ended December 31, 2000, compared to gross profit margins of 26.7% for 1999.

     While price increases for HFC products had a positive effect on gross profit margins during 2000, they were more than offset by the combination of lower prices for LAN Products, the rising cost of key materials, and reduced manufacturing efficiency resulting from capacity expansions. In addition, we are continuing to make improvements in the gross profit margins at our Belgium facility.

     During 2000, supplies of key materials, such as bimetallic center conductors and optical fiber were tight. A major focus for us continues to be the acceleration of internal production of bimetallic center conductors for coaxial cables. While the ramp up of production has progressed slower than anticipated, we made significant progress improving output in this project in the second half of 2000. In addition, we have secured a supply arrangement with our current supplier for bimetallic center conductors for calendar year 2001 and are working toward a longer-term arrangement with them.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expense for the year ended December 31, 2000 was $81.2 million, compared to $68.9 million for 1999. As a percentage of net sales, SG&A expense was 8.5% for the year ended December 31, 2000 compared to 9.2% for the year ended December 31, 1999. The absolute amount of SG&A expense increased over the prior period as a result of the expansion of sales and marketing efforts to support developing products and sales growth targets. However, as a percentage of sales, SG&A expense decreased in 2000, compared to 1999, as a result of effective cost management efforts.

RESEARCH AND DEVELOPMENT

     Research and development expense as a percentage of net sales increased to 1.9% for the year ended December 31, 2000, compared to 1.1% for the year ended December 31, 1999. This increase was primarily due to our vertical integration projects for bimetallic wire fabrication and fine wire drawing. We have ongoing programs to develop new products and market opportunities for our products and core capabilities and new manufacturing technologies to achieve cost reductions.

OTHER INCOME, NET

     Other income, net for the year ended December 31, 2000 includes a pretax gain of $517 thousand related to the final liquidation of a closed Australian joint venture. This joint venture was completely dissolved as of December 29, 2000, when the deregistration period required by the Australian legal authorities expired.

NET INTEREST EXPENSE

     Net interest expense for the year ended December 31, 2000 was $9.7 million, compared to $9.6 million for 1999. Our weighted average effective rate on outstanding borrowings, including amortization of associated loan fees, was 5.14% as of December 31, 2000, compared to 4.82% as of December 31, 1999.

INCOME TAXES

     Our effective tax rate was 38% for the year ended December 31, 2000 and 37% for 1999. This slight increase was due primarily to the dilution of our foreign sales corporation tax benefit, a result of strong domestic sales and increasing sales from our Belgium facility, and higher tax rates in foreign jurisdictions, particularly Belgium. We expect the effective tax rate for 2001 to decrease to approximately 37% as a result of certain tax savings strategies.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 WITH THE YEAR ENDED DECEMBER 31, 1998

NET SALES

     Net sales for the year ended December 31, 1999 increased $177.2 million or 31% to $748.9 million, from 1998. The increase in net sales was primarily driven by strong broadband cable sales to domestic telecommunications companies and solid growth in all key product categories. The following table presents (in millions) our revenues by product line as well as domestic versus international sales for the years ended December 31, 1999 and 1998:

                                     1999    % of 1999    1998       % of
                                      Net       Net        Net     1998 Net
                                     Sales     Sales      Sales      Sales
                                 ------------------------------------------

CATV/Video Products                 $557.4      74.4%    $457.2      80.0%
Wireless & Other Telecom
 Products                            104.2      13.9       39.7       6.9
LAN Products                          87.3      11.7       74.8      13.1
                                 ------------------------------------------
     Total worldwide sales          $748.9     100.0%    $571.7     100.0%
                                 ==========================================

Domestic sales                      $571.2      76.3%    $431.9      75.6%
International sales                  177.7      23.7      139.8      24.4
                                 ------------------------------------------
     Total worldwide sales          $748.9     100.0%    $571.7     100.0%
                                 ==========================================

     For the year ended December 31, 1999, international sales increased 27% compared to 1998, due mainly to the acquisition of our coaxial cable business in Belgium and improving sales in the Asia/Pacific Rim region.

     Net sales of CATV/Video Products for the year ended December 31, 1999 increased $100.2 million or 22% to $557.4 million, from 1998. The increase in sales of CATV/Video Products resulted primarily from strong sales of broadband cable to domestic telecommunications companies and cable television system operators. Domestic CATV/Video sales grew approximately 20% year over year. This performance reflects increased activity during 1999 in the upgrade of broadband networks for multi-channel video, voice and high-speed Internet access.

     Net sales of Wireless and Other Telecom Products for the year ended December 31, 1999 were $104.2 million as compared to $39.7 million in 1998. This substantial year-over-year increase reflects strong growth in both sales of Cell Reach(R) for wireless applications and sales of other telecommunications products. Sales of Cell Reach products more than quadrupled year over year. Sales of other telecommunications products more than doubled year over year.

     Net sales of LAN Products for the year ended December 31, 1999 increased $12.5 million or 17% to $87.3 million, from 1998. During 1999, capacity constraints limited growth in sales of certain LAN Products. During the second half of 1999, we expanded our production capacity for enhanced bandwidth cables and began a 137,500-square-foot expansion of our Claremont, North Carolina facility, in part to support sales growth in LAN Products.

GROSS PROFIT (NET SALES LESS COST OF SALES)

     Gross profit for the year ended December 31, 1999 was $200.1 million, compared to $134.6 million for 1998, an increase of 49%. Gross profit margins improved to 26.7% for the year ended December 31, 1999, compared to gross profit margins of 23.5% for 1998. The primary drivers of the improvement in gross profit and gross profit margins were:

     o    increased sales volumes and favorable product mix;

     o    improving Cell Reach profitability; and

     o aggressive cost reduction efforts, primarily through engineered manufacturing efficiencies including vertical integration projects.

     These improvements were somewhat offset by lower prices for certain LAN Products and the acquisition of our Belgium facility. This facility, while profitable and improving, had lower than our average margins in 1999.

SELLING, GENERAL AND ADMINISTRATIVE

     SG&A expense for the year ended December 31, 1999 was $68.9 million, compared to $52.8 million for 1998. As a percentage of net sales, SG&A expense was 9% for the years ended December 31, 1999 and 1998. The absolute amount of SG&A expense increased over the prior period as a result of the expansion of sales and marketing efforts to support developing products and sales growth targets.

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

OTHER INCOME, NET

     In December 1998, we recorded a pretax benefit of $2.0 million, or $0.04 per basic and diluted share, net of tax effect, related to the partial reversal of 1997 after-tax charges associated with our closed Australian joint venture.

NET INTEREST EXPENSE

     Net interest expense for the year ended December 31, 1999 was $9.6 million, compared to $14.9 million for 1998. The decrease in net interest costs was primarily due to the lower amount of weighted average outstanding borrowings under our revolving credit agreement during 1999. In addition, all outstanding borrowings under our revolving credit agreement were repaid in December 1999 with proceeds from the issuance of our convertible notes, which carry a lower effective interest rate. This reduction in interest expense was partially offset during the year ended December 31, 1999 by interest expense on new borrowings of 15 million euros (equivalent to $16.4 million at the date of borrowing).

INCOME TAXES

     Our effective tax rate was 37% for the year ended December 31, 1999 and 35% for 1998. This fluctuation in our effective tax rate was partly due to the strength in 1999 domestic versus international sales, which diluted the impact of our foreign sales corporation tax benefit. In addition, the 1998 rate included a benefit of 1% from the reversal of a valuation allowance established in 1997 for charges associated with the closing of our Australian joint venture.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations was $44.9 million for the year ended December 31, 2000, compared to $79.4 million for 1999, a decrease of $34.5 million, or 43%. This decrease in operating cash flow was primarily due to an increase in accounts receivable and inventories.

     Working capital was $209.1 million at December 31, 2000, compared to $147.0 million at December 31, 1999. The increase in working capital was primarily due to increased accounts receivable, which resulted from higher sales volume and was also impacted by an increase in our days sales outstanding. In addition, working capital was impacted by increased inventories, due in part to our vertical integration activities and efforts to build up supplies of key raw materials.

     During the year ended December 31, 2000, we invested $98.6 million in equipment and facilities compared to $57.1 million in 1999. We increased capital spending during 2000 to support vertical integration projects, capacity expansion, and equipment upgrades to meet increased current and anticipated future business demands. As of December 31, 2000, we had committed funds of approximately $22.5 million under purchase orders and contracts related to these projects. We expect capital expenditures for equipment and facilities in 2001 to be approximately $90-100 million, with the majority of funds expected to be invested in global capacity expansion projects.

     During 2000, we made an investment of approximately $3.8 million in a wireless infrastructure project management company. We utilized an additional $17.0 million during the year ended December 31, 1999 to acquire Alcatel's coaxial cable business in Belgium. During the year ended December 31, 1998, we received initial cash proceeds of $9.7 million related to the sale of our high temperature aerospace and industrial cable business.

     Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. As of December 31, 2000, we had $320 million of available borrowing capacity under our revolving credit agreement which expires in December 2002. We owed total long-term debt of $227.4 million, or 38% of our book capital structure, defined as long-term debt and total stockholders' equity, as of December 31, 2000, compared to $198.4 million, or 41% of our book capital structure, as of December 31, 1999. The increase in long-term debt during 2000 was due to additional borrowings under our revolving credit agreement to finance working capital needs and increased capital expenditures necessary to support vertical integration projects, expand capacity, and upgrade equipment, among other things.

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

MARKET RISK

     We have established a risk management strategy that includes the reasonable use of derivative financial instruments primarily to manage our exposure to market risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. Derivative financial instruments which may be utilized by us, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. Our policy is to designate all derivatives as hedges and to account for the derivatives in the same manner as the item being hedged. Through December 31, 2000, such derivatives were not recognized as assets or liabilities in the consolidated balance sheets. We do not utilize derivative financial instruments for trading purposes, nor do we engage in speculation.

     Materials, in their finished form, account for a large portion of our cost of sales. These materials are fabricated from commodity products that are openly traded on exchange markets and are subject to significant potential changes in market prices. Increases in the prices of certain commodity products could result in higher overall production costs.

     We primarily bill customers in foreign countries in US dollars. However, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar can adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. The 1999 acquisition of our Belgian subsidiary created a specific market risk that a decline in the value of the Belgian franc (or the euro) compared to the US dollar could adversely affect our net investment in that subsidiary. Our Eurodollar Credit Agreement, which is denominated in euros, serves as a partial hedge of our net investment in the Belgian subsidiary. Our investment in Brazil during 2000 created a new foreign subsidiary and a specific market risk that a decline in the value of the Brazilian real compared to the US dollar could adversely affect our net investment in that subsidiary. We are evaluating alternatives to help us reasonably manage the market risk of our net investment in the Brazilian operation.

     As of December 31, 2000, the only derivative financial instrument outstanding was an interest rate swap agreement that serves as a fixed-rate hedge of the variable-rate borrowings under our Eurodollar Credit Agreement, as required under the covenants of this term loan. The fair value of the interest rate swap agreement outstanding at December 31, 2000 was not material to our financial position. At December 31, 2000, we were in the process of evaluating hedging alternatives related to foreign currency exchange exposures. In addition, we evaluated our commodity pricing exposures and concluded that it was not currently beneficial to use derivative financial instruments to hedge our current commodity price risks.

     Our nonderivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. At December 31, 2000 and 1999, the book values of each of the financial instruments recorded on our balance sheet were considered representative of their respective fair values due to their variable interest rates and / or short terms to maturity, with the exception of our convertible debt, which was recorded in the financial statements at $172.5 million, but had a fair value of $122.5 million at December 31, 2000. Fair value of our debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of arrangements, or quoted market prices whenever available.

     The following tables summarize our market risks associated with long-term debt and foreign currency exposure as of December 31, 2000 and 1999. The tables present principal cash outflows and related interest rates by year of maturity.

                     LONG-TERM DEBT MATURITIES BY YEAR
                              ($ in millions)

                          As of December 31, 2000

                                                                   There-            Fair
                           2000    2001    2002    2003    2004    after   Total     Value
                          ----------------------------------------------------------------
Fixed rate ($US)          $  --   $  --   $  --   $  --   $  --   $172.5   $172.5   $122.5
 Average interest rate    4.00%   4.00%   4.00%   4.00%   4.00%   4.00%

Variable rate ($US)       $  --   $30.0   $  --   $  --   $  --   $  --     $30.0   $ 30.0
 Average interest rate    7.02%   7.02%   7.02%   7.02%   7.02%   7.02%

Variable rate ($US)       $  --   $  --   $  --   $  --   $  --   $ 10.8    $10.8   $ 10.8
 Average interest rate    6.66%   6.66%   6.66%   6.66%   6.66%   6.66%

Variable rate (EUR)       $ 2.1   $ 2.8   $ 2.8   $ 2.8   $ 2.8   $ 0.8     $14.1   $ 14.1
 Average interest rate    5.82%   5.82%   5.82%   5.82%   5.82%   5.82%


                          As of December 31, 1999

                                                                   There-            Fair
                           2001    2002    2003    2004    2005    after   Total     Value
                          ----------------------------------------------------------------

Fixed rate ($US)          $  --   $  --   $  --   $  --   $  --   $172.5   $172.5   $172.5
 Average interest rate    4.00%   4.00%   4.00%   4.00%   4.00%   4.00%

Variable rate ($US)       $  --   $  --   $  --   $  --   $  --   $ 10.8   $ 10.8   $ 10.8
 Average interest rate    5.56%   5.56%   5.56%   5.56%   5.56%   5.56%

Variable rate (EUR)       $  --   $ 2.3   $ 3.0   $ 3.0   $ 3.0   $  3.8   $ 15.1   $ 15.1
 Average interest rate    4.19%   4.19%   4.19%   4.19%   4.19%   4.19%


EFFECTS OF INFLATION

     We continually attempt to minimize any effect of inflation on earnings by controlling our operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on our results of operations.

     The principal raw materials purchased by us (fabricated aluminum, plastics, bimetals, copper and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. To the extent that we are unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of our operations.

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

NEWLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE FOR FASB STATEMENT NO. 133 and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standards require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on CommScope's consolidated results of operations, financial position, and cash flows as of January 1, 2001.

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

     However, during 2000 we experienced some transition issues in connection with this new information system, but they did not have a material impact on our results of operations, liquidity or financial condition for the full year 2000. We have made progress incorporating our new information system into our business model and expect to reap its full benefits over the longer term. However, we cannot assure you that we will incur no future issues with this system.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "think," "thinks" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, expected demand from our customers, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), successful implementation of internal bimetal production and other vertical integration activities, pricing and acceptance of our products, successful expansion and related operation of our facilities, margin improvement, effective implementation of our integrated information management system, developments in technology, industry competition, achievement of sales, growth, and earnings goals, ability of our customers to secure adequate financing, regulatory changes affecting our business, worldwide economic conditions, foreign currency fluctuations, technological obsolescence, the ability to achieve reductions in costs and to continue to integrate acquisitions, international economic and political uncertainties and other factors discussed. Actual results may also differ due to changes in communications industry capital spending, which is affected by a variety of factors, including, without limitation, general economic conditions, acquisitions of communications companies by others, consolidation within the communications industry, the financial condition of communications companies and their access to financing, competition among communications companies, technological developments, and new legislation and regulation of communications companies. These and other factors are discussed in greater detail in Exhibit 99 to this Form 10-K. The information contained in this Form 10-K represents our best judgment at the date of this report based on information currently available. However, we do not intend to update this information to reflect developments or information obtained after the date of this report and are not undertaking any duty or obligation to do so.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                        PAGE #
  -------------------------------------------                        ------

    Independent Auditors' Report.......................................24
      Consolidated Statements of Income for the Years ended
    December 31, 2000, 1999 and 1998...................................25
      Consolidated Balance Sheets as of December 31, 2000 and 1999.....26
    Consolidated Statements of Cash Flows for the Years ended
      December 31, 2000, 1999 and 1998.................................27
    Consolidated Statements of Stockholders' Equity for the Years
      ended December 31, 2000, 1999 and 1998...........................28
    Notes to Consolidated Financial Statements.........................29-44
    Schedule II - Valuation and Qualifying Accounts....................45

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CommScope, Inc.

     We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiaries ("the Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

Hickory, North Carolina
January 31, 2001

                              COMMSCOPE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
            (IN THOUSANDS, EXCEPT NET INCOME PER SHARE AMOUNTS)

                                                 Year Ended December 31,
                                                 -----------------------
                                             2000          1999          1998
                                          ---------     ---------     ---------

Net sales (Notes 3, 4 and 15)             $ 950,026     $ 748,914     $ 571,733
                                          ---------     ---------     ---------
Operating costs and expenses:
 Cost of sales                              698,972       548,808       437,140
 Selling, general and administrative         81,217        68,869        52,817
 Research and development                    18,419         8,332         5,612
 Amortization of goodwill                     5,367         5,388         5,194
 Gain on sale of assets (Note 4)                  -             -        (1,873)
                                          ---------     ---------     ---------
   Total operating costs and expenses       803,975       631,397       498,890
                                          ---------     ---------     ---------
Operating income                            146,051       117,517        72,843
Other income, net (Note 3)                      484           736         2,261
Interest expense                            (10,214)      (10,230)      (15,448)
Interest income                                 559           604           558
                                          ---------     ---------     ---------
Income before income taxes                  136,880       108,627        60,214
Provision for income taxes (Note 10)        (51,993)      (40,550)      (20,983)
                                          ---------     ---------     ---------
Net income                                $  84,887     $  68,077     $  39,231
                                          =========     =========     =========


Net income per share (Note 2):
  Basic                                   $    1.66     $    1.34     $    0.80
  Assuming dilution                       $    1.60     $    1.31     $    0.79

Weighted average shares
 outstanding (Note 2):
  Basic                                      51,142        50,669        49,221
  Assuming dilution                          56,047        52,050        49,521


              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                        CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             As of December 31,
                                          -----------------------
                                             2000          1999
                                          ---------     ---------
                          ASSETS

Cash and cash equivalents                 $   7,704     $  30,223
Accounts receivable, less
 allowance for doubtful accounts
 of $9,187 and $4,838, respectively         197,536       127,018
Inventories (Note 5)                         63,763        40,208
Prepaid expenses and other current
 assets                                       3,364         2,376
Deferred income taxes (Note 10)              17,296        15,354
                                          ---------     ---------
     Total current assets                   289,663       215,179
Property, plant and equipment,
 net (Note 6)                               251,356       181,488
Goodwill, net of accumulated
 amortization of $54,140 and
 $48,777, respectively                      156,685       162,075
Other intangibles, net of accumu-
 lated amortization of $34,796 and
 $32,055, respectively                       13,969        16,710
Other assets (Note 8)                         9,509         7,083
                                          ---------     ---------
     Total Assets                         $ 721,182     $ 582,535
                                          =========     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                          $  39,958     $  29,179
Other accrued liabilities
 (Note 7)                                    38,481        39,048
Current portion of long-term
 debt (Note 8)                                2,120             -
                                          ---------     ---------
     Total current liabilities               80,559        68,227
Long-term debt, less current
 portion (Note 8)                           225,316       198,402
Deferred income taxes (Note 10)              24,006        20,346
Other noncurrent liabilities
 (Note 9)                                    16,781        14,216
                                          ---------     ---------
     Total Liabilities                      346,662       301,191

Commitments and contingencies (Note 14)

Stockholders' Equity
 (Notes 11 and 12):
   Preferred stock, $.01 par value;
    Authorized shares: 20,000,000;
     Issued and outstanding shares:
     None at December 31, 2000 and 1999           -             -
   Common stock, $.01 par value;
     Authorized shares: 300,000,000;
     Issued and outstanding shares:
     51,263,703 at December 31, 2000;
     50,889,208 at December 31, 1999            513           509
   Additional paid-in capital               175,803       166,875
   Retained earnings                        200,802       115,915
   Accumulated other comprehensive
    loss (Note 16)                           (2,598)       (1,955)
                                          ---------     ---------
       Total Stockholders' Equity           374,520       281,344
                                          ---------     ---------
       Total Liabilities and
        Stockholders' Equity              $ 721,182     $ 582,535
                                          =========     =========

              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                 Year Ended December 31,
                                                 -----------------------
                                             2000          1999          1998
                                          ---------     ---------     ---------
OPERATING ACTIVITIES:
Net income                                $  84,887     $  68,077     $  39,231
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization             35,799        29,295        24,662
   Deferred income taxes                      1,350           (98)        1,788
   Tax benefit from stock option
    exercises                                 4,195         3,201            94
   Gain on sale of assets of the
    high temperature aerospace and
    industrial cable business                     -             -        (1,873)
   Changes in assets and liabilities:
       Accounts receivable                  (70,450)      (37,367)        5,114
       Inventories                          (23,912)       (5,340)        6,318
       Prepaid expenses and other
        current assets                         (971)        1,356        (1,546)
       Accounts payable and other
        accrued liabilities                  10,428        18,167         7,573
       Other noncurrent liabilities           2,565         2,633         1,856
       Other                                  1,033          (505)         (246)
                                          ---------     ---------     ---------
Net cash provided by operating activities    44,924        79,419        82,971

INVESTING ACTIVITIES:
   Additions to property, plant and
    equipment                               (98,640)      (57,149)      (22,784)
   Acquisition of business in Belgium             -       (17,023)            -
   Investment in unconsolidated affiliate    (3,750)            -             -
   Proceeds from sale of assets of the
    high temperature aerospace and
    industrial cable business                     -             -         9,654
   Other                                        504           314           343
                                          ---------     ---------     ---------
Net cash used in investing activities      (101,886)      (73,858)      (12,787)

FINANCING ACTIVITIES:
   Net borrowings (repayments) under
    revolving credit facility                30,000      (171,000)      (84,000)
   Proceeds from term loan facility
    for acquisition of business in
    Belgium                                       -        16,353             -
   Proceeds from issuance of
    convertible notes                             -       172,500             -
   Debt issuance costs                            -        (5,084)            -
   Proceeds from exercise of stock
    options                                   4,737         8,030         1,141
   Proceeds from issuance of shares
    in secondary offering                         -             -        13,474
                                          ---------     ---------     ---------
Net cash provided by (used in)
 financing activities                        34,737        20,799       (69,385)
Effect of exchange rate changes on cash        (294)         (266)            -
                                          ---------     ---------     ---------
Change in cash and cash equivalents         (22,519)       26,094           799
Cash and cash equivalents, beginning
 of year                                     30,223         4,129         3,330
                                          ---------     ---------     ---------
Cash and cash equivalents, end of year    $   7,704     $  30,223     $   4,129
                                          =========     =========     =========

              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  Number of                                      Accumulated
                                                   Common                Additional                 Other          Total
                                                   Shares      Common      Paid-In    Retained   Comprehensive  Stockholders'
                                                 Outstanding    Stock      Capital    Earnings       Loss          Equity
                                                 -----------   --------   ---------   --------   ------------   -------------
                                                                                                                <C
Balance December 31, 1997                         49,108,874   $    491   $ 140,934   $  8,607   $          -     $ 150,032

Issuance of shares in secondary offering           1,050,573         11      13,463          -              -        13,474
Issuance of shares for stock option exercises         95,020          1       1,140          -              -         1,141
Tax benefit from stock option exercises                    -          -          94          -              -            94
Net income (arid comprehensive income)                     -          -           -     39,231              -        39,231
                                                 -----------   --------   ---------   --------   ------------   -------------

Balance December 31, 1998                         50,254,467        503     155,631     47,838              -       203,972

Issuance of shares for stock option exercises        633,741          6       8,024          -              -         8,030
Tax benefit from stock option exercises                    -          -       3,201          -              -         3,201
Issuance of shares to outside director                 1,000                     19          -              -            19
Comprehensive income:
    Net incorne                                            -          -           -     68,077              -        68,077
    Other comprehensive loss (Note 16)                     -          -           -          -         (1,955)       (1,955)
                                                 -----------   --------   ---------   --------   ------------   -------------
      Total comprehensive income                           -          -           -     68,077         (1,955)       66,122
                                                 -----------   --------   ---------   --------   ------------   -------------

Balance December 31, 1999                         50,889,208        509     166,875    115,915         (1,955)      281,344

Issuance of shares for stock option exercises        374,495          4       4,733          -              -         4,737
Tax benefit trorn stock option exercises                   -          -       4,195          -              -         4,195
Comprehensive income
    Net income                                             -          -           -     84,887              -        84,887
    Other comprehensive loss (Note 16)                     -          -           -          -           (643)         (643)
                                                 -----------   --------   ---------   --------   ------------   -------------
      Total comprehensive income                           -          -           -     84,887           (643)       84,244
                                                 -----------   --------   ---------   --------   ------------   -------------
Balance December 31, 2000                         51,263,703      $ 513   $ 175,803    200,802       $ (2,598)    $ 374,520
                                                 ===========   ========   =========   ========   ============   =============


              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1.   BACKGROUND AND DESCRIPTION OF THE BUSINESS

     CommScope, Inc. ("CommScope" or the "Company"), through its wholly owned subsidiaries, operates in the cable manufacturing business. CommScope, Inc. was incorporated in Delaware in January 1997. CommScope is a leading worldwide designer, manufacturer and marketer of a wide array of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access and wireless communications. Management believes CommScope is the world's largest manufacturer of coaxial cable for hybrid fiber coax (HFC) cable television systems. CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, including interest costs associated with qualifying capital additions. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line and accelerated methods. Average useful lives are 10 to 35 years for buildings and improvements and three to 10 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred.

GOODWILL, OTHER INTANGIBLES AND OTHER LONG-LIVED ASSETS

     Goodwill is being amortized on a straight-line basis over 30 to 40 years. Other intangibles consist primarily of patents and customer lists, which are being amortized on a straight-line basis over approximately 17 years.

     Management continually reassesses the appropriateness of both the carrying value and remaining life of long-lived assets by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis, and other factors. Management believes that, as of December 31, 2000, the carrying value and remaining life of recorded goodwill, other intangibles and other long-lived assets is appropriate.

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

INCOME TAXES

     Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Investment tax credits are recorded using the flow-through method.

     No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to CommScope. CommScope currently intends that such earnings will continue to be invested in those foreign subsidiaries.

STOCK OPTIONS

     Compensation cost for stock options is measured using the intrinsic value based method of accounting. All stock options granted by the Company have an intrinsic value of zero at the date of grant, therefore no compensation cost is recorded in the financial statements.

REVENUE RECOGNITION

     Revenue from sales of the Company's products is recognized at the time the goods are shipped and title passes, provided the earnings process is complete and revenue is measurable. Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances, returns, and rebates.

ADVERTISING COSTS

     Advertising costs are expensed in the period in which they are incurred. Advertising expense was $1.4 million in 2000, $1.1 million in 1999, and $0.9 million in 1998.

DERIVATIVE FINANCIAL INSTRUMENTS

     CommScope has a risk management strategy that includes the reasonable use of derivative financial instruments primarily to manage its exposure to risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. CommScope does not utilize derivative financial instruments for trading purposes, nor does it engage in speculation. Through December 31, 2000, derivative instruments were not recognized as assets or liabilities in the consolidated balance sheets. Interest rate swap agreements have been accounted for using the settlement basis of accounting in which no gains or losses on the fair value of a swap were recognized during the term of the swap. Gains or losses arising from hedges of anticipated transactions have been recognized in earnings or as an adjustment of carrying amounts when the hedged transaction occurred.

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the rates of exchange as of the balance sheet date. Translation gains and losses are recorded to other comprehensive income or loss (see Note 16).

     Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of foreign receivables or payables and short-term intercompany advances, are included in determining net income and were not material to the results of the Company's operations during 2000, 1999, or 1998. Foreign currency transaction

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

gains and losses related to long-term intercompany loans which are not expected to be settled in the foreseeable future are recorded to other comprehensive income or loss (see Note 16).

     The Eurodollar Credit Agreement (see Note 8), which is designated and effective as a partial hedge of the Company's net investment in its Belgian subsidiary, is translated at the rate of exchange as of the balance sheet date. The transaction gains or losses on this loan are recorded, net of tax, to other comprehensive income or loss (see Note 16).

NET INCOME PER SHARE

     Net income per share, basic, is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share, assuming dilution, is computed by dividing net income, adjusted for the dilutive effect of convertible debt, by the weighted average number of common and potential common shares outstanding. The following table reconciles net income and shares outstanding for each computation of net income per share:

                                                  Year Ended December 31,
                                               ---------------------------
                                                 2000      1999      1998
                                               -------   -------   -------
Numerator:
 Net income for basic net income per share $84,887 $68,077 $39,231 Convertible debt interest and
  amortization, net of tax (A)                   4,714        --        --
                                               -------   -------   -------
     Net income available to common
      stockholders for
      diluted net income per share             $89,601   $68,077   $39,231
                                               =======   =======   =======

Denominator:
 Weighted average number of common
  shares outstanding for basic net
  income per share                              51,142    50,669    49,221
 Effect of dilutive securities:
  Convertible debt (A)                           3,580        --        --
  Employee stock options (B)                     1,325     1,381       300
                                               -------   -------   -------
   Weighted average number of common
    and potential common shares
    outstanding for diluted net income
    per share                                   56,047    52,050    49,521
                                               =======   =======   =======

(A) On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes is included in the calculation of net income per share, assuming dilution, for the year ended December 31, 2000 because it is dilutive. The effect of the assumed conversion of these notes was excluded from the computation of net income per share, assuming dilution, for the year ended December 31, 1999 because it would have been antidilutive. For the year ended December 31, 2000, the dilutive effect of convertible debt on net income represents after-tax interest expense and amortization of deferred financing fees associated with this convertible debt. The dilutive effect of convertible debt on weighted average shares reflects the number of shares issuable upon conversion, assuming 100% conversion of all convertible notes as of the beginning of the year. See Note 8 for further discussion of convertible notes.

(B) Options to purchase approximately 708 thousand common shares at prices ranging from $33.56 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the year ended December 31, 2000 because the options' exercise prices were greater than the average market price of the common shares. These options, which expire on various dates during 2009 and 2010, were still outstanding as of December 31, 2000. There were no common shares excluded from the computation of net income

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

per share, assuming dilution, for the years ended December, 31, 1999 and 1998. For additional information regarding employee stock options, see Note 11.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

     The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE FOR FASB STATEMENT NO. 133 and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standards require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on CommScope's consolidated results of operations, financial position, and cash flows as of January 1, 2001.

3.   JOINT VENTURE

     In 1995, CommScope entered into a joint venture agreement with Pacific Dunlop Ltd. to produce cable in Australia, acquiring a 49% ownership interest. The Company's share of income and losses from the joint venture was recorded as other income, net in the consolidated statements of income using the equity method of accounting. Due to certain governmental regulation changes and other events affecting the market for cable products in Australia in and around 1997, manufacturing operations of the joint venture were suspended and formally discontinued by decision of the joint venture's directors in 1997.

     In 1998, a formal termination and dissolution agreement for the joint venture was completed. The partial liquidation of the joint venture's assets in 1998, which was affected by the terms of the formal termination and dissolution agreement between the partners, indicated that the financial position of the joint venture at final dissolution would be better than was anticipated at December 31, 1997. Accordingly, $2.0 million of the 1997 pretax charges related to the Company's financial investment in the joint venture were reversed into other income ($0.04 per basic and diluted share after taxes, including reversal of the capital loss valuation allowance established in 1997). Sales of cable products to the joint venture by CommScope totaled $0.9 million in 1998.

     Final dissolution of this joint venture was completed in accordance with Australian legal requirements as of December 29, 2000. A pretax gain of $517 thousand related to the final liquidation of this joint venture was recognized in other income during the year ended December 31, 2000. We anticipate no third party claims and no additional gains or losses related to this closed joint venture.

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

4.   ACQUISITIONS AND DIVESTITURES

     Effective January 1, 1999, in a transaction with Alcatel Cable Benelux, S.A. ("Alcatel"), the Company acquired certain assets and assumed certain liabilities of Alcatel's coaxial cable business in Belgium. The acquisition provides the Company with a European base of operations, access to established distribution channels and complementary coaxial cable technologies.

     The Belgium acquisition has been accounted for as a purchase business combination and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of the acquisition of approximately $20 million, including $3.5 million of goodwill, which is being amortized over 30 years. Payment for the acquired business was financed primarily by borrowings under the Eurodollar Credit Agreement (see Note 8).

     In 1998, the Company sold certain real and personal property and inventories of the High Temperature Aerospace and Industrial Cable Business to Alcatel NA Cable Systems, Inc. for an adjusted price of $13 million. The Company recognized a pretax gain from the sale of $1.9 million as a gain on sale of assets. Sales from the High Temperature Aerospace and Industrial Cable Business totaled $2.4 million in 1998 prior to the sale.

5.   INVENTORIES

                                                December 31,
                                             ------------------
                                               2000      1999
                                             --------   -------

Raw materials                                $28,382    $16,597
Work in process                               11,124      9,942
Finished goods                                24,257     13,669
                                             --------   -------
                                             $63,763    $40,208
                                             ========   =======

     The principal raw materials purchased by CommScope (fabricated aluminum, plastics, bimetals, copper and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. To the extent that CommScope is unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of operations of CommScope.

6.   PROPERTY, PLANT AND EQUIPMENT

                                                 December 31,
                                             --------------------
                                               2000        1999
                                             ---------   --------

Land and land improvements                   $   9,701      5,284
Buildings and improvements                      63,429     52,347
Machinery and equipment                        275,406    196,367
Construction in progress                        27,546     26,651
                                             ---------   --------
                                               376,082    280,649
Accumulated depreciation                      (124,726)   (99,161)
                                             ---------   --------
                                             $251,356    $181,488
                                             =========   ========

     Depreciation expense was $26,631, $20,778, and $16,377 for the years ended December 31, 2000, 1999, and 1998, respectively. For the year ended December 31, 2000, the Company capitalized interest of $176. No interest was capitalized for the years ended December 31, 1999 and 1998.

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

7.   OTHER ACCRUED LIABILITIES

                                                 December 31,
                                             --------------------
                                               2000       1999
                                             ---------   --------

Salaries and compensation liabilities        $  18,775   $ 19,225
Postretirement benefit liabilities
 (see Note 9)                                   11,308      9,143
Product reserves                                 1,672      2,196
Interest                                           463        530
Other                                            6,263      7,954
                                             ---------   --------
                                             $  38,481   $ 39,048
                                             =========   ========

8.   LONG-TERM DEBT

                                                 December 31,
                                             --------------------
                                              2000         1999
                                             ---------   --------

Credit Agreement                             $  30,000   $     --
Convertible Notes                              172,500    172,500
Eurodollar Credit Agreement                     14,136     15,102
IDA Notes                                       10,800     10,800
                                             ---------   --------
                                               227,436    198,402
Less current portion                            (2,120)        --
                                             ---------   --------
                                             $ 225,316   $198,402
                                             =========   ========

CREDIT AGREEMENT

     In July 1997 the Company entered into an unsecured $350 million revolving credit agreement with a group of banks (as amended, the "Credit Agreement"). The Company utilizes the Credit Agreement for, among other things, general working capital needs, financing capital expenditures and other general corporate purposes.

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

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

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

     The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends, and maintaining certain levels of consolidated net worth, leverage ratio and interest coverage ratio. The Company was in compliance with these covenants at December 31, 2000.

CONVERTIBLE NOTES

     In December 1999, the Company issued $172.5 million of 4% convertible subordinated notes due December 15, 2006. These notes are convertible at any time into shares of CommScope common stock at a conversion price of $48.19 per share, which is subject to adjustment, as provided in the Indenture. The Company may redeem some or all of these notes at any time on or after December 15, 2002 at redemption prices specified in the Indenture. In connection with the issuance of the convertible notes, the Company incurred costs of approximately $4.9 million, which have been capitalized as other assets and are being amortized over the term of the notes. The net proceeds of $167.6 million from this convertible debt offering were used primarily to repay outstanding indebtedness under the Credit Agreement in addition to funding capital expenditures and other general corporate activities.

EURODOLLAR CREDIT AGREEMENT

     In February 1999, the Company entered into an unsecured term loan agreement for 15 million euros ($16.4 million at the date of borrowing) that matures on March 1, 2006 (as amended, the "Eurodollar Credit Agreement"). The proceeds of the Eurodollar Credit Agreement were used to fund a portion of the acquisition costs and initial working capital needs of the Company's manufacturing facility in Belgium. Borrowings under this loan agreement bear interest at a variable rate equal to the Euro LIBOR Market Rate plus an applicable margin, payable quarterly. Principal payments on this loan are due in 20 equal quarterly installments of 750 thousand euros beginning June 1, 2001.

     As of December 31, 2000, the Company was party to an interest rate swap agreement, as required by the terms of the Eurodollar Credit Agreement, to effectively convert the variable-rate loan to a fixed-rate basis. The notional amount is equal to the outstanding principal balance of the Eurodollar Credit Agreement and will decrease in tandem with principal repayments, which begin June 1, 2001. Under the agreement, interest settlement payments will be made quarterly based upon the spread between the Euro LIBOR Market Rate, as adjusted quarterly, and a fixed rate of 4.53%.

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

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

OTHER MATTERS

     Maturities of long-term debt for the next five years are as follows:
$2,120 in 2001; $32,827 in 2002; $2,827 in 2003, $2,827 in 2004, and $2,827
in 2005.

     The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 5.14% at December 31, 2000, and 4.82% at December 31, 1999.

9.   EMPLOYEE BENEFIT PLANS

     The Company sponsors the CommScope, Inc. of North Carolina Employees Retirement Savings Plan (the "Employees Retirement Savings Plan"). The majority of the Company's contributions to the Employees Retirement Savings Plan are made at the discretion of the Company's Board of Directors. In addition, eligible employees may elect to contribute up to 10% of their salaries, limited to the maximum contribution amount allowed by the Internal Revenue Service. CommScope contributes an amount equal to 50% of the first 4% of the employee's salary that the employee contributes. CommScope contributed $8.3 million in 2000, $6.5 million in 1999, and $6.8 million in 1998 to the Employees Retirement Savings Plan, of which $6.4 million, $5.0 million and $5.4 million each year was discretionary.

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

     Additionally, the Company sponsors two defined benefit pension plans ("Defined Benefit Pension Plans"). The first is a nonqualified unfunded supplemental executive retirement plan that provides certain key executives with defined pension benefits. This plan is funded entirely by Company contributions. The second is a nonqualified pension plan, which provides pension benefits for certain international management-level employees. This plan is funded by Company and employee contributions.

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

     Amounts accrued under the Postretirement Health Plan and the Defined Benefit Pension Plans are included in other noncurrent liabilities. The following table summarizes information for the Defined Benefit Pension Plans and the Postretirement Health Plan:

                                                             Pension Benefits    Other Postretirement
                                                                                       Benefits
                                                          ---------------------------------------------
                                                              2000        1999       2000         1999
                                                           ---------   ---------   ---------   ---------
Change in benefit obligation:
 Postretirement benefit obligation, beginning of year       $ 5,965     $ 5,413     $12,957     $ 8,502
 Benefit obligation at date of transition                        --         915          --          --
 Service cost                                                   104          --       1,237       1,021
 Interest cost                                                  432         362       1,001         682
 Plan participants' contributions                                11          --          15          15
 Actuarial (gain) loss                                           44        (650)      2,374       2,777
 Benefits paid                                                 (119)        (75)        (62)        (40)
 Translation gain and other                                    ( 60)         --          --          --
                                                           ---------   ---------   ---------   ---------
Postretirement benefit obligation, end of year              $ 6,377     $ 5,965     $17,522     $12,957
                                                           ---------   ---------   ---------   ---------
Change in plan assets:
 Fair value of plan assets, beginning of year               $   418     $    --     $    --     $    --
 Fair value of plan assets at date of transition                 --         418          --          --
 Employer and plan participant contributions                    206          75          62          40
 Return on plan assets                                           23          --          --          --
 Benefits paid                                                 (119)        (75)        (62)        (40)
 Translation loss and other                                     (27)         --          --          --
                                                           ---------   ---------   ---------   ---------
Fair value of plan assets, end of year                      $   501     $   418     $    --     $    --
                                                           ---------   ---------   ---------   ---------
Funded status (postretirement benefit obligation
 in excess of fair value of plan assets):                   $ 5,876     $ 5,547     $17,522     $12,957
 Unrecognized net actuarial loss                               (240)       (196)     (7,008)     (4,793)
 Unrecognized net transition amount                            (435)       (497)         --          --
                                                           ---------   ---------   ---------   ---------
Accrued benefit cost, end of year                             $5,201      $4,854    $10,514     $8,164
                                                           =========   =========   =========   =========
Discount rate                                                 7.75%       7.75%       7.75%       7.75%
Rate of return on plan assets                                 5.50%       5.50%          --          --
Rate of compensation increase                                 4.75%       4.75%          --          --



     Net periodic benefit cost for the Defined Benefit Pension Plans and the Postretirement Health Plan consists of the following components:

                                                                                    Other
                                                  Pension Benefits          Postretirement Benefits
                                            ---------------------------   ---------------------------
                                              2000     1999      1998      2000       1999     1998
                                            -------   -------   -------   -------   -------   -------
Service cost                                $   104   $    --   $    --   $ 1,237   $ 1,021   $   726
Interest cost                                   432       362       346     1,001       682       514
Recognized actuarial loss                        44        36        12       159       121        53
Amortization of transition obligation            29        --        --        --        --        --
Return on plan assets                           (23)       --        --        --        --        --
                                            -------   -------   -------   -------   -------   -------
Net periodic benefit cost                    $ 586     $ 398      $ 358    $2,397     $1,824    $1,293
                                            =======   =======   =======   =======   =======   =======

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

     For measurement purposes, a 10% annual rate of increase in health care costs was assumed for 2001 and is assumed to decrease gradually to 5.25% for 2006 and remain at that level thereafter. The increase in the postretirement benefit obligation in 2000 is primarily due to demographic changes.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2000:

                                               1-Percentage-    1-Percentage-
                                               Point Increase   Point Decrease
                                               --------------   --------------

Effect on total of service and interest           $   634          $   (473)
cost components of net periodic benefit cost
Effect on postretirement benefit obligation         4,386            (3,347)

10.  INCOME TAXES

     The components of the provision for income taxes and the reconciliation of the statutory U.S. federal income tax rate to the Company's effective rate are as follows:

                                                     Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  -------   -------   -------
Current:
  Federal                                         $46,723   $37,404   $17,464
  State                                             3,920     3,244     1,731
                                                  -------   -------   -------
  Current income tax provision                     50,643    40,648    19,195
                                                  -------   -------   -------
Deferred:
  Federal                                           1,244       (90)    1,721
  State                                               106        (8)       67
                                                  -------   -------   -------
  Deferred income tax provision (benefit)           1,350       (98)    1,788
                                                  -------   -------   -------

Total provision for income taxes                  $51,993   $40,550   $20,983
                                                  =======   =======   =======

Statutory U.S. federal income tax rate               35.0%     35.0%     35.0%
State income taxes, net of federal benefit            1.9       1.9       2.0
Foreign sales corporation benefit                    (1.1)     (1.4)     (3.8)
Permanent items and other                             2.2       1.8       2.7
Change in valuation allowance for capital
  loss carryforward                                    --        --      (1.1)
                                                  -------   -------   -------
Effective income tax rate                            38.0%     37.3%     34.8%
                                                  =======   =======   =======

     The change in valuation allowance in 1998 related to a portion of a capital loss carryforward resulting from the Company's equity investment in an Australian joint venture. The actual capital losses incurred in 1998 from the equity investment were lower than anticipated when the valuation allowance was established at December 31, 1997 and, accordingly, the valuation allowance was reversed in 1998.

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

     The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet are as follows:

                                                          December 31,
                                                      -------------------
                                                        2000       1999
                                                      --------   --------
Deferred tax assets:
  Accounts receivable and inventory reserves          $ 11,276   $  7,933
  Product reserves                                         635        835
  Employee benefits                                      3,709      4,165
  Postretirement benefits                                5,969      5,085
  Other                                                  1,861      2,421
                                                      --------   --------
Total deferred tax assets                               23,450     20,439

Deferred tax liabilities:
  Property, plant and equipment                        (25,040)   (20,743)
  Intangibles                                           (5,120)    (4,688)
                                                      --------   --------
Total deferred tax liabilities                         (30,160)   (25,431)
                                                      --------   --------
Net deferred tax liability                            $ (6,710)  $ (4,992)
                                                      ========   ========

Deferred taxes as recorded on the balance sheet:
  Current deferred tax asset                          $ 17,296   $ 15,354
  Noncurrent deferred tax liability                    (24,006)   (20,346)
                                                      --------   --------
Net deferred tax liability                            $ (6,710)  $ (4,992)
                                                      ========   ========

     At December 31, 2000 the Company had approximately $4.3 million in state investment tax credits that can be utilized to reduce state income tax liabilities for future tax years through 2006.

     The cumulative amount of undistributed earnings from foreign subsidiaries amounted to $1,376 at December 31, 2000. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

11.  STOCK COMPENSATION PLANS

     In 1997, the Company adopted the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the "CommScope Incentive Plan"), which was formally approved by the Company's stockholders in 1998. The CommScope Incentive Plan provides for the granting of stock options, restricted stock grants, performance share units and phantom shares to employees of the Company and its subsidiaries and the granting of stock options to nonemployee directors of the Company. A total of 8.7 million shares have been authorized for issuance under the CommScope Incentive Plan through December 31, 2000. Stock options expire 10 years from the date they are granted. Options vest over service periods that range from two to five years. Upon initial election to the Company's board of directors, a non-employee director is granted 1,000 shares of stock, which are fully vested and transferable upon issuance.

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

     The following tables summarize the Company's stock option activity and information about stock options outstanding at December 31, 2000:

                                                                     Weighted
                                                                     Average
                                                                  Exercise Price
                                                        Shares         Per
                                                     in thousands)    Share
                                                      ----------    ---------

Stock options outstanding at December 31, 1997          3,808       $12.53
Granted                                                 1,178        15.16
Cancelled                                                (359)       12.28
Exercised                                                 (95)       12.01
                                                      ----------   ---------
Stock options outstanding at December 31, 1998          4,532        13.25

Granted                                                   690        37.08
Cancelled                                                 (84)       14.29
Exercised                                                (634)       12.72
                                                      ----------   ---------

Stock options outstanding at December 31, 1999          4,504        16.96

Granted                                                 1,446        18.81
Cancelled                                                (123)       21.67
Exercised                                                (375)       12.57
                                                      ----------   ---------

Stock options outstanding at December 31, 2000          5,452       $17.64
                                                      ==========   =========


Stock options exercisable at December 31, 1998          1,690       $12.70
Stock options exercisable at December 31, 1999          2,068       $12.99
Stock options exercisable at December 31, 2000          2,747       $15.04

Shares reserved for future issuance at
  December 31, 2000                                     2,194


                   Options Outstanding           Options Exercisable
            ---------------------------------   -----------------------
                       Weighted
                       Average
                       Remaining     Weighted                Weighted
                      Contractual    Average                  Average
 Range of    Shares      Life        Exercise    Shares      Exercise
 Exercise     (in        (in          Price       (in         Price
  Prices    thousands)  Years)      Per Share   thousands)   Per Share
----------  ---------------------------------   -----------------------

$8 to $20     4,697      7.5          $14.49     2,543        $13.19
 20 to 30        31      7.9           25.00         3         24.85
 30 to 40       712      8.9           37.66       200         38.27
 40 to 48        12      9.1           44.64         1         43.06
            ---------------------------------   -----------------------
$8 to $48     5,452      7.7          $17.64     2,747        $15.04
            =================================   =======================

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

     The Company has elected to account for stock options using the intrinsic value based method. The weighted average fair value per option has been estimated using the Black-Scholes option pricing model. Pro forma information presents net income and net income per share as if compensation expense had been recorded using the fair value based method. These disclosures are as follows:

                                                  Year Ended December 31,
                                             --------------------------------
                                                2000       1999        1998
                                             ---------  ----------  ---------
Valuation assumptions:
  Expected option term (years)                   3.5        3.5         4.5
  Expected volatility                           50.0%      50.0%       50.0%
  Expected dividend yield                        0.0%       0.0%        0.0%
  Risk-free interest rate                        5.0%       6.0%        6.0%
Weighted average fair value per option        $ 7.76     $15.87      $ 7.35
Pro forma:
  Net income (in thousands)                  $78,734    $64,020     $37,803
  Net income per share - basic                  1.54       1.26        0.77
  Net income per share - assuming dilution      1.49       1.23        0.76

12.  STOCKHOLDER RIGHTS PLAN

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

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

13.  CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Nonderivative financial instruments include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the amount reserved in the Company's balance sheet. The Company manages its exposures to credit risk associated with financial instruments through credit approvals, credit limits and monitoring procedures. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many different geographic areas. At December 31, 2000, no individual customer balance comprised 10% or more of the Company's total trade accounts receivable. In management's opinion, the Company did not have any other significant risk of credit loss due to the nonperformance of any customer or counterparty related to any financial instrument. In addition, management believes that the various counterparties with which the Company enters into derivative agreements consist of only financially sound institutions and, accordingly, believes that the credit risk for non-performance of these contracts is low.

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and interest rate swap contracts. At December 31, 2000 and 1999, the book values of each of the financial instruments recorded on the Company's balance sheet are considered representative of their respective fair values due to their variable interest rates and / or short terms to maturity, with the exception of the Company's convertible debt, which was recorded in the financial statements at $172.5 million, but had a fair value of $122.5 million at December 31, 2000. Fair value of the Company's debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of arrangements, or quoted market prices whenever available.

     At December 31, 2000 and 1999, the only derivative financial instrument outstanding was an interest rate swap agreement, which serves as a fixed-rate hedge to the variable-rate borrowings under the Eurodollar Credit Agreement (see Note 8). The fair value of this interest rate swap agreement was not material to the Company's financial position as of December 31, 2000 and 1999.

14.  COMMITMENTS AND CONTINGENCIES

     CommScope leases certain equipment under operating leases expiring at various dates through the year 2011. Rent expense was $7.8 million in 2000, $5.4 million in 1999, and $4.2 million in 1998. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 2000 are: $4.0 million in 2001; $3.2 million in 2002; $2.4 million in 2003; $2.1 million in 2004, $1.8 million in 2005 and
$5.8 million thereafter.

     As of December 31, 2000, the Company had committed funds of approximately $22.5 million under purchase orders and contracts related to vertical integration projects, capacity expansion, and equipment upgrades to meet current and anticipated future business demands.

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

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

15. INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

     The Company's operations are conducted within one business segment that designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications applications.

     Sales of coaxial cable products to a major customer and its affiliates were approximately 10% of net sales in 1999, and less than 10% of net sales in 2000 and 1998. No other customer accounted for 10% or more of net sales during any of the three fiscal years in the period ended December 31, 2000.

     Sales to related parties were less than 2% of net sales in 2000, less than 2.5% of net sales in 1999, and less than 2% of net sales in 1998. Trade accounts receivable from related parties were less than 2% of the Company's total trade accounts receivable balances as of December 31, 2000 and 1999. Purchases from related parties were less than 1% of cost of sales and operating expenses in 2000 and 1999.

     Sales to customers located outside of the United States
("international sales") comprised approximately 24% of net sales in 2000, 1999 and 1998. International sales by geographic region and worldwide sales by product are as follows (in millions):

                                     Year Ended December 31,
                                 ---------------------------------
                                    2000       1999       1998
                                 ---------------------------------

Latin America                       $67.5      $43.0     $43.0
Asia / Pacific Rim                   58.9       47.6      40.1
Europe                               77.4       65.4      39.2
Canada                               23.1       18.3      14.9
Other                                 5.5        3.4       2.6
                                 ---------------------------------

Total international sales          $232.4     $177.7    $139.8
                                 =================================


                                     Year Ended December 31,
                                 ---------------------------------
                                    2000       1999       1998
                                 ---------------------------------

Cable television and other
 video application products        $733.1     $557.4    $457.2
Wireless and other telecom
 products                           131.6      104.2      39.7
Local area network products          85.3       87.3      74.8
                                 ---------------------------------

Total worldwide sales by product   $950.0     $748.9    $571.7
                                 =================================

Net property, plant and equipment by geographic area is as follows (in millions):

                                              December 31,
                                         -----------------------
                                            2000       1999
                                         -----------------------

United States                              $231.7     $171.9
Europe                                       10.2        9.6
Brazil                                        9.5         --
                                         -----------------------

Total net property, plant and equipment    $251.4     $181.5
                                         =======================

                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

16.  OTHER

SUPPLEMENTAL CASH FLOW INFORMATION

                                      Year Ended December 31,
                                   --------------------------------
                                     2000       1999       1998
                                   --------------------------------
Cash paid during the year for:
     Taxes                          $47,268    $37,112   $17,976
     Interest                         9,467     10,304    17,121

OTHER COMPREHENSIVE LOSS

     Comprehensive income consists of net income plus other comprehensive income or loss, defined as all other changes in net assets from nonowner sources. The Company had no items of other comprehensive income or loss for the year ended December 31, 1998.

     Other comprehensive loss for the years ended December 31, 2000 and 1999 consists of the following:

                                                 Year Ended
                                                December 31,
                                              ----------------
                                                2000    1999
                                              -------- -------
Foreign currency translation loss -
 foreign subsidiaries                         $ 458    $1,411
Foreign currency transaction loss on
 long-term intercompany loans -
 foreign subsidiaries                           780     1,323
Foreign currency transaction gain -
 Eurodollar Credit Agreement                   (963)   (1,251)
Deferred tax liability for foreign
 currency transaction gain -
   Eurodollar Credit Agreement                  368       472
                                              -------- -------
Other comprehensive loss                      $ 643    $1,955
                                              ======== =======

17.  QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE
     DATA)

                              First      Second      Third      Fourth
                             Quarter    Quarter     Quarter     Quarter
                           --------------------------------------------
Fiscal 2000:
  Net sales                 $203,939    $241,244    $256,873   $247,970
  Gross profit                52,353      64,381      66,265     68,055
  Operating income            28,975      38,004      39,661     39,411
  Net income                  16,727      22,293      22,988     22,879
  Net income per share,
   basic                        0.33        0.44        0.45       0.45
  Net income per share,
   diluted                      0.32        0.42        0.43       0.43

Fiscal 1999:
  Net sales                 $148,071    $186,882    $202,315   $211,646
  Gross profit                36,835      49,860      54,533     58,878
  Operating income            19,530      29,238      34,250     34,499
  Net income                  10,760      17,092      19,738     20,487
  Net income per share,
   basic                        0.21        0.34        0.39       0.40
  Net income per share,
   diluted                      0.21        0.33        0.38       0.39

                              COMMSCOPE, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (IN THOUSANDS)

                                                       Additions
                                                 ----------------------
                                                 Charged        Charged                 Balance
                                    Balance at     to             to                       at
                                    Beginning     Costs         Other       Deductions    End
                                       of          and         Accounts     (Describe)     of
         Description                 Period      Expenses     (Describe)        (1)      Period)
------------------------------------------------------------------------------------------------
Deducted from assets:
 Allowance for doubtful accounts
  Year ended December 31, 2000        $4,838      $4,519         $--           $ 170     $9,187
  Year ended December 31, 1999        $4,126      $1,602         $--           $ 890     $4,838
  Year ended December 31, 1998        $3,985      $  995         $--           $ 854     $4,126

(1) Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is contained in the sections captioned "Management of the Company--Board of Directors of the Company", "Management of the Company--Committees of the Board of Directors--Board Meetings", and "Management of the Company--Section 16(a) Beneficial Ownership Reporting Compliance" included in our Proxy Statement for the 2001 Annual Meeting of Stockholders ("2001 Proxy Statement"), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS

     Set forth below is certain information with respect to the executive officers of the Company as of March 20, 2001.

Name and Title             Age                Business Experience
--------------             ---                -------------------


Frank M. Drendel            56    Frank M. Drendel has been our Chairman and
Chairman and Chief                Chief Executive Officer since the
Executive Officer                 spin-off.  He has served as Chairman and
                                  President of CommScope NC, currently our wholly-owned subsidiary, from 1986 to the spin-off and has served as Chief Executive
                                  Officer of CommScope NC since 1976.  Mr.
                                  Drendel is a director of Nextel
                                  Communications, Inc., Corvis Corporation,
                                  C-SPAN and the National Cable Television
                                  Association.

Brian D. Garrett            52    Brian D. Garrett has been President and
President and Chief               Chief Operating Officer of CommScope and
Operating Officer                 CommScope NC since 1997.  He was our
                                  Executive Vice President, Operations from the spin-off until 1997. From 1996 to 1997, he was Executive Vice President and
                                  General Manager of the Network Cable
                                  Division of CommScope NC and Vice
                                  President and General Manager of the
                                  Network Cable Division of CommScope NC
                                  from 1986 to 1996.

Jearld L. Leonhardt         52    Jearld L. Leonhardt has been our Executive
Executive Vice President          Vice President and Chief Financial Officer
and Chief Financial               since 1999.  He has served as our Executive
Officer                           Vice President, Finance and Administration
                                  from the spin-off until 1999. He was our Treasurer from the spin-off until 1997.
                                  He has served as Executive Vice President and Chief Financial Officer of CommScope
                                  NC since 1999. He has served as Executive
                                  Vice President, Finance and
                                  Administration of CommScope NC from 1983 until 1999 and Treasurer of CommScope NC from 1983 until 1997.

Randall W. Crenshaw         44    Randall W. Crenshaw has been Executive
Executive Vice                    Vice President and General Manager, Network,
President and General             of CommScope and CommScope NC since
Manager, Network                  2000.  From the spin-off until
                                  2000, he was Executive Vice President,
                                  Procurement/Logistics of CommScope and
                                  CommScope NC. From 1994 to 1997, Mr.
                                  Crenshaw was Vice President Operations
                                  for the Network Cable Division of
                                  CommScope NC. Prior to that time, Mr.
                                  Crenshaw has held various positions with CommScope NC since 1985.

William R. Gooden           59    William R. Gooden has been our Senior
Senior Vice President             Vice President and Controller since the
and Controller                    spin-off. He has served as Senior Vice
                                  President and Controller of CommScope NC since 1996 and was Vice President and Controller from 1991 to 1996.

Frank J. Logan              58    Frank J. Logan has been our Executive Vice
Executive Vice                    President, International Sales, since the
President,                        spin-off.  He has served as Executive Vice
International Sales               President, International Sales, of CommScope
                                  NC since 1996. From 1989 to 1996, he was
                                  Vice President, International Sales, of
                                  CommScope NC.

Larry W. Nelson             58    Larry W. Nelson has been our Executive Vice
Executive Vice                    President, Business Development, since the
President,                        spin-off.  He has served as Executive Vice
Business Development              President, Business Development, of
                                  CommScope NC since 1997. From 1988 to
                                  1997, he was Executive Vice President and
                                  General Manager, CATV, of CommScope NC.

Christopher A. Story        41    Christopher A. Story has been Executive
Executive Vice                    Vice President, CATV Operations, of
President,                        CommScope and CommScope NC since 2000.
CATV Operations                   From 1998 until 2000, he was Senior Vice
                                  President, CATV Operations, of CommScope
                                  NC. From 1996 to 1998, he was Vice
                                  President, CATV Operations, of CommScope
                                  NC. From 1989 until 1996, he held various positions with CommScope NC.

Gene W. Swithenbank         61    Gene W. Swithenbank has been our Executive
Executive Vice                    Vice President, CATV Sales and Marketing,
President, CATV Sales             since the spin-off.  He has served as
and Marketing                     Executive Vice President, CATV Sales and
                                  Marketing, of CommScope NC since 1996.
                                  From 1992 to 1996, Mr. Swithenbank was
                                  Senior Vice President, CATV Sales and
                                  Marketing, of CommScope NC.

Frank B. Wyatt, II          38    Frank B. Wyatt, II has been Senior Vice
Senior Vice President,            President, General Counsel and Secretary of
General Counsel and               CommScope and CommScope NC since 2000.  He
Secretary                         was Vice President, General Counsel and
                                  Secretary of CommScope and CommScope NC
                                  from the spin-off until 2000. He was Vice
                                  President of CommScope NC from 1997 until
                                  2000, and has served as General Counsel
                                  and Secretary of CommScope NC since 1996.
                                  From 1987 to 1996, he was an attorney
                                  with the law firm of Bell, Seltzer, Park
                                  & Gibson, P.A. (now Alston & Bird LLP).

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is contained in the section captioned "Management of the Company" in our 2001 Proxy Statement and is incorporated by reference herein. The sections captioned "Management of the Company--Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in our 2001 Proxy Statement are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is contained in the sections captioned "Beneficial Ownership of Common Stock" and "Management of the Company--Stock Options" in our 2001 Proxy Statement, which sections are incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the section captioned "Management of the Company--Certain Relationships and Related Transactions" in our 2001 Proxy Statement and is incorporated by reference herein.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of this Report:

          1.   FINANCIAL STATEMENTS.

               The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:

               Independent Auditors' Report.
               Consolidated Statements of Income for the Years ended December 31, 2000, 1999 and 1998.
               Consolidated Balance Sheets as of December 31, 2000 and
               1999.
               Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998.
               Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2000, 1999 and 1998.
               Notes to Consolidated Financial Statements.

          2.   FINANCIAL STATEMENT SCHEDULES.

               Schedule II - Valuation and Qualifying Accounts. Included under Part II, Item 8.

               Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3.   LIST OF EXHIBITS. See Index of Exhibits included on page
               E-1.

     (b)  Reports on Form 8-K:

               On October 23, 2000 we filed a current report on Form 8-K announcing our financial results for the third quarter ended September 30, 2000 and our procedures for complying with Regulation FD.

               On October 26, 2000 we filed a current report on Form 8-K announcing certain balance sheet information.

               On November 27, 2000 we filed a current report on Form 8-K commenting on our financial outlook for the fourth quarter ended December 31, 2000.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CommScope, Inc.



Date:  March 9, 2001                By: /s/ Frank M. Drendel
                                       ------------------------------------
                                       Frank M. Drendel
                                       Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

/s/ Frank M. Drendel             Chairman of the Board and    March 9, 2001
-----------------------------     Chief Executive Officer
       Frank M. Drendel


/s/ Jearld L. Leonhardt        Executive Vice President and   March 9, 2001
-----------------------------     Chief Financial Officer
     Jearld L. Leonhardt       (Principal financial officer)


/s/ William R. Gooden            Senior Vice President and    March 9, 2001
-----------------------------     Controller (Principal
      William R. Gooden            accounting officer)


/s/ Edward D. Breen                      Director             March 9, 2001
-----------------------------
       Edward D. Breen


/s/ Duncan M. Faircloth                  Director             March 9, 2001
-----------------------------
     Duncan M. Faircloth


/s/ Boyd L. George                       Director             March 9, 2001
-----------------------------
        Boyd L. George


/s/ George N. Hutton, Jr.                Director             March 9, 2001
-----------------------------
    George N. Hutton, Jr.


/s/ James N. Whitson                     Director             March 9, 2001
-----------------------------
       James N. Whitson

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

 10.7 Credit Agreement, dated as of July 23, 1997, among CommScope, Inc. of North Carolina, Certain Banks, The Chase Manhattan Bank, as Administrative Agent and The Chase Manhattan Bank, Bank of America National Trust and Savings Association, BankBoston , N.A., Bank of Tokyo-Mitsubishi Trust Company, CIBC, Inc., Credit Lyonnais Atlanta Agency, First Union National Bank, The Fuji Bank, Limited, Atlanta Agency, NationsBank, N.A., Toronto Dominion (New York), Inc. and Wachovia Bank, N.A. as Co-Agents. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

 10.7.1 First Amendment to the Credit Agreement, dated as of December 7, 1999 to the Credit Agreement dated as of July 23, 1997, among CommScope, Inc. of North Carolina, The Chase Manhattan Bank, as Administrative Agent, and the Banks from time to time parties thereto, and the financial institutions named therein as co-agents for the Banks. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12929)).

 10.7.2 Second Amendment to the Credit Agreement, dated as of April 27, 2000 to the Credit Agreement dated as of July 23, 1997, among CommScope, Inc. of North Carolina, The Chase Manhattan Bank, as Administrative Agent, and the Banks from time to time parties thereto, and the financial institutions named therein as co-agents for the Banks. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File no. 1-12929)).

 10.8+ Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan, as amended through December 14, 2000.

 10.9+ Form of Severance Protection Agreement between the Company and certain executive officers. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929)).

 10.9.1+ Form of Amendment to Severance Protection Agreement between the Company and certain Executive Officers. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12929)).

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

 10.11.1 First Amendment to the Credit Agreement, dated as of December 7, 1999 between First Union National Bank and CommScope Inc. of North Carolina. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (file No. 1-12929)).

 10.11.2 Second Amendment to the Credit Agreement, dated as of June 28, 2000 to the Credit Agreement dated as of February 26, 1999, between the First Union National Bank and CommScope, Inc. of North Carolina. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File no. 1-12929)).

 10.12+ The CommScope, Inc. Annual Incentive Plan, as amended through June 9, 1999. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (file No. 1-12929)).

 10.13 Indenture dated as of December 15, 1999 between CommScope, Inc. and First Union National Bank, as Trustee (Incorporated by reference from the Company's Registration Statement on form S-3 dated January 14, 2000 (File No. 333-94691)).

 10.14 Registration Rights Agreement, dated December 15, 1999 between CommScope Inc. and the Initial Purchasers
               (Incorporated by reference from the Company's Registration Statement on form S-3 dated January 14, 2000 (File No. 333-94691)).

 12.           Statements re: Computation of Ratios.

 21.           Subsidiaries of the Registrant.

 23.           Consent of Deloitte & Touche LLP.

 99.           Forward-Looking Information.

------------------------------
+    Management Compensation.