Form 10-Q
period 2001-03-31
COMMSCOPE INC
filed 2001-05-10
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                  ----------------------------------------

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                      Commission file number 001-12929

                              COMMSCOPE, INC.
           (Exact name of registrant as specified in its charter)

                   DELAWARE                    36-4135495
         (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)     Identification No.)

                 1375 LENOIR-RHYNE BOULEVARD, P.O. BOX 339
                          HICKORY, NORTH CAROLINA
                  (Address of principal executive offices)
                                   28603
                                 (Zip Code)

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

As of April 30, 2001 there were 51,373,894 shares of Common Stock outstanding.

                              COMMSCOPE, INC.
                                 FORM 10-Q
                               MARCH 31, 2001
                             TABLE OF CONTENTS


                                                                   Page No.
                                                                  ---------

Part I - Financial Information (Unaudited):

  Item 1. Condensed Consolidated Financial Statements:
     Condensed Consolidated Statements of Income                      3
     Condensed Consolidated Balance Sheets                            4
     Condensed Consolidated Statements of Cash Flows                  5
     Condensed  Consolidated  Statements of Stockholders'
      Equity and Comprehensive Income                                 6
     Notes to Condensed Consolidated Financial Statements           7 - 11

  Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Position                    12 - 16

Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K                         17

    Signatures                                                        18

                              COMMSCOPE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED--IN THOUSANDS, EXCEPT NET INCOME PER SHARE AMOUNTS)


                                                       Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      2001           2000
                                                  -----------     -----------

Net Sales                                          $ 217,360       $ 203,939
                                                  -----------     -----------
Operating costs and expenses:
  Cost of sales (Note 7)                             164,566         151,586
  Selling, general and administrative                 21,966          18,397
  Research and development                             1,480           3,638
  Amortization of goodwill                             1,342           1,343
                                                  -----------     -----------
    Total operating costs and expenses               189,354         174,964
                                                  -----------     -----------
  Operating income                                    28,006          28,975
  Other income (expense), net                            175             (15)
  Interest expense                                    (2,022)         (2,388)
  Interest income                                        158             392
                                                  -----------     -----------
  Income before income taxes                          26,317          26,964
  Provision for income taxes                          (9,738)        (10,237)
                                                  -----------     -----------
  Net income                                       $  16,579       $  16,727
                                                  ===========     ===========

  Net income per share (Note 4):
    Basic                                          $    0.32       $    0.33
    Assuming dilution                              $    0.32       $    0.32

  Weighted average shares outstanding (Note 4):
    Basic                                             51,315          50,935
    Assuming dilution                                 52,028          52,500


          See notes to condensed consolidated financial statements

                              COMMSCOPE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                  (Unaudited)
                                                   March 31,      December 31,
                                                     2001            2000
                                                  -----------     -----------
                                   ASSETS

Cash and cash equivalents                          $   7,045       $   7,704
Accounts receivable, less allowance for
 doubtful accounts of $11,062 and $9,187,
 respectively                                        181,589         197,536
Inventories (Note 2)                                  61,956          63,763
Prepaid expenses and other current assets              2,506           3,364
Deferred income taxes                                 17,608          17,296
                                                  -----------     -----------
    Total current assets                             270,704         289,663

Property, plant and equipment, net                   263,744         251,356
Goodwill, net of accumulated amortization of
 $55,469 and $54,140, respectively                   155,328         156,685
Other intangibles, net of accumulated
 amortization of $35,452 and $34,796,
 respectively                                         13,313          13,969
Other assets (Note 5)                                  9,501           9,509
                                                  -----------     -----------
    Total Assets                                   $ 712,590       $ 721,182
                                                  ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                   $  35,947       $  39,958
Other accrued liabilities (Note 7)                    47,626          38,481
Current portion of long-term debt (Note 3)             2,634           2,120
                                                  -----------     -----------
     Total current liabilities                        86,207          80,559

Long-term debt, less current portion (Note 3)        193,836         225,316
Deferred income taxes                                 24,317          24,006
Other noncurrent liabilities                          17,765          16,781
                                                  -----------     -----------
     Total Liabilities                               322,125         346,662

Commitments and contingencies (Note 8)

Stockholders' Equity:
  Preferred stock, $.01 par value; Authorized
   shares: 20,000,000; Issued and outstanding
   shares: None at March 31, 2001 and
   December 31, 2000                                      --              --
  Common stock, $.01 par value; Authorized
   shares: 300,000,000; Issued and outstanding
   shares: 51,370,195 at March 31, 2001;
   51,263,703 at December 31, 2000                       514             513
  Additional paid-in capital                         177,449         175,803
  Retained earnings                                  217,381         200,802
  Accumulated other comprehensive loss (Note 5)       (4,879)         (2,598)
                                                  -----------     -----------
     Total Stockholders' Equity                      390,465         374,520
                                                  -----------     -----------
     Total Liabilities and Stockholders' Equity    $ 712,590       $ 721,182
                                                  ===========     ===========

         See notes to condensed consolidated financial statements.

                              COMMSCOPE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)


                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                     2001            2000
                                                  -----------     -----------

OPERATING ACTIVITIES:
Net income                                         $  16,579       $  16,727
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization                        9,940           8,176
  Deferred income taxes                                 (372)           (827)
  Tax benefit from stock option exercises                287           1,343
  Changes in assets and liabilities:
    Accounts receivable                               14,851         (36,343)
    Inventories                                        1,282         (21,031)
    Prepaid expenses and other current assets            791            (295)
    Accounts payable and other accrued liabilities     5,691          22,791
    Other noncurrent liabilities                         983             674
    Other                                                464             (84)
                                                  -----------     -----------
Net cash provided by (used in) operating
 activities                                           50,496          (8,869)

INVESTING ACTIVITIES:
  Additions to property, plant and equipment         (22,226)        (20,858)
  Other                                                   --             228
                                                  -----------     -----------
Net cash used in investing activities                (22,226)        (20,630)

FINANCING ACTIVITIES:
  Net repayments under revolving credit facility     (30,000)             --
  Proceeds from exercise of stock options              1,360           1,653
                                                  -----------     -----------
Net cash provided by (used in) financing
 activities                                          (28,640)          1,653

Effect of exchange rate changes on cash                 (289)            (99)
                                                  -----------     -----------
Change in cash and cash equivalents                     (659)        (27,945)
Cash and cash equivalents, beginning of period         7,704          30,323
                                                  -----------     -----------
Cash and cash equivalents, end of period           $   7,045       $   2,278
                                                  ===========     ===========


         See notes to condensed consolidated financial statements.

                              COMMSCOPE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          AND COMPREHENSIVE INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                     2001            2000
                                                  -----------     -----------

Number of common shares outstanding:
  Balance at beginning of period                  51,263,703      50,889,208
  Issuance of shares for stock option exercises      106,492         128,134
                                                  -----------     -----------
  Balance at end of period                        51,370,195      51,017,342
                                                  -----------     -----------

Common stock:
  Balance at beginning of period                   $     513       $     509
  Issuance of shares for stock option exercises            1               1
                                                  -----------     -----------
  Balance at end of period                         $     514       $     510
                                                  -----------     -----------

Additional paid-in capital:
  Balance at beginning of period                   $ 175,803       $ 166,875
  Issuance of shares for stock option exercises        1,359           1,652
  Tax benefit from stock option exercises                287           1,343
                                                  -----------     -----------
  Balance at end of period                         $ 177,449       $ 169,870
                                                  -----------     -----------

Retained earnings:
  Balance at beginning of period                   $ 200,802       $ 115,915
  Net income                                          16,579          16,727
                                                  -----------     -----------
  Balance at end of period                         $ 217,381       $ 132,642
                                                  -----------     -----------

Accumulated other comprehensive loss:
  Balance at beginning of period                   $  (2,598)      $  (1,955)
  Other comprehensive loss                            (2,281)           (553)
                                                  -----------     -----------
  Balance at end of period                         $  (4,879)      $  (2,508)
                                                  -----------     -----------

Total stockholders' equity                         $ 390,465       $ 300,514
                                                  ===========     ===========

Comprehensive income:
  Net income                                       $  16,579       $  16,727
  Other comprehensive loss, net of tax:
    Foreign currency translation loss -
     foreign subsidiaries                               (579)           (463)
    Foreign currency translation loss on long-
     term intercompany loans - foreign
     subsidiaries                                     (2,465)           (558)
    Hedging gain on nonderivative instruments,
     net of tax expense of $335 and $293,
     respectively                                        631             468
    Effect of adopting SFAS No. 133, net of tax
     expense of $135 (Note 5)                            229              --
    Loss on derivative financial instruments
     designated as cash flow hedges, net of tax
     benefit of $57 (Note 5)                             (97)             --
                                                  -----------     -----------
  Total other comprehensive loss, net of tax          (2,281)           (553)
                                                  -----------     -----------

Total comprehensive income                         $  14,298       $  16,174
                                                  ===========     ===========


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

BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of income, cash flows, stockholders' equity and comprehensive income for the three months ended March 31, 2001 and 2000 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

     The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

GOODWILL

     When events or changes in circumstances, such as significant forecasted operating losses or a significant adverse change in legal factors or business climate, indicate that the carrying amount of goodwill may not be recoverable, the asset is reviewed by management for impairment. An impairment loss is recognized if the carrying value exceeds the forecasted, undiscounted operating cash flows of the operating assets related to the goodwill being evaluated. The impairment loss to be recognized is measured as the amount by which the carrying value exceeds fair value, estimated based on forecasted operating cash flows, discounted using a discount rate commensurate with the risks involved. After the impairment loss is recognized, the reduced carrying amount is accounted for as the new cost and amortized over the remaining useful life, which is also revised, if appropriate. There were no events or changes in circumstances during the quarter ended March 31, 2001 that would indicate that the carrying amount of goodwill may not be recoverable.

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


SHIPPING AND HANDLING COSTS

     Amounts billed to a customer in a sale transaction related to shipping costs are included in net sales. All shipping costs incurred to transport products to the customer are recorded in cost of sales. Internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were not material for the quarters ended March 31, 2001 or 2000.


2.   INVENTORIES

                                         March 31,    December 31,
                                           2001           2000
                                        ----------     ----------

          Raw materials                 $  27,767      $  28,382
          Work in process                  13,246         11,124
          Finished goods                   20,943         24,257
                                        ----------     ----------
                                        $  61,956      $  63,763
                                        ==========     ==========


3.   LONG-TERM DEBT

                                         March 31,    December 31,
                                           2001           2000
                                        ----------     ----------

          Credit Agreement              $      --      $  30,000
          Convertible Notes               172,500        172,500
          Eurodollar Credit Agreement      13,170         14,136
          IDA Notes                        10,800         10,800
                                        ----------     ----------
                                          196,470        227,436
          Less current portion             (2,634)        (2,120)
                                        ----------     ----------
                                        $ 193,836      $ 225,316
                                        ==========     ==========


4.   NET INCOME PER SHARE

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

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

     Below is a reconciliation of weighted average common shares outstanding for basic net income per share to weighted average common and potential common shares outstanding for diluted net income per share.


                                                     Three          Three
                                                     Months         Months
                                                     Ended          Ended
                                                    March 31,      March 31,
                                                    2001 (A)       2000 (A)
                                                   ----------     ----------
NUMERATOR:
  Net income for basic net income per share         $ 16,579       $ 16,727
  Convertible debt interest and amortization,
   net of tax                                             --             --
                                                   ----------     ----------
  Net income available to common stockholders
  for diluted net income per share                  $ 16,579       $ 16,727
                                                   ==========     ==========
DENOMINATOR:
  Weighted average number of common shares
   outstanding for basic net income per share         51,315         50,935
  Effect of dilutive securities:
    Employee stock options                               713          1,565
    Convertible debt                                      --             --
                                                   ----------     ----------
  Weighted average number of common and
   potential common shares outstanding for
   diluted net income per share                       52,028         52,500
                                                   ==========     ==========


(A) On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the calculation of net income per share, assuming dilution, for the three months ended March 31, 2001 and 2000 because it would have been antidilutive in both periods.


5.   EFFECT OF ADOPTING SFAS NO. 133

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date for FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other host contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standards require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

     CommScope is exposed to various risks resulting from adverse fluctuations in commodity prices, interest rates, and foreign currency exchange rates. CommScope's risk management strategy includes the use of derivative and nonderivative financial instruments primarily as hedges of these risks in accordance with the requirements of SFAS No. 133, whenever management determines their use to be reasonable and practical. This strategy does not permit

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

the use of derivative financial instruments for trading purposes, nor does it allow for speculation. A hedging instrument may be designated as a fair value hedge to manage exposure to risks related to a firm commitment for the purchase of raw materials or a foreign-currency-denominated firm commitment for the purchase of equipment, or it may be designated as a cash flow hedge to manage exposure to risks related to a forecasted purchase of raw materials, variable interest rate payments, or a forecasted foreign-currency-denominated sale of product. In addition, the use of nonderivative financial instruments is limited to hedging fair value risk related to a firm commitment or a net investment in a foreign subsidiary.

     The Company's risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and nonderivative hedging instruments such as foreign-currency-denominated loans. All hedging instruments are designated and documented, in accordance with SFAS No. 133, as either a fair value hedge or a cash flow hedge at inception. The effectiveness of designated hedging relationships is tested and documented on at least a quarterly basis. Any ineffectiveness of cash flow or net investment hedges is recognized currently in earnings.

     The only derivative instrument identified in the implementation of SFAS No. 133 was an interest rate swap, which effectively converts the variable-rate Eurodollar Credit Agreement to a fixed-rate basis. As of January 1, 2001, this interest rate swap was designated and documented as a cash flow hedge of the risk of changes in the cash flows attributable to fluctuations in the variable benchmark interest rate associated with the underlying debt being hedged. This hedging instrument was effective at the transition date to SFAS No. 133, and at the balance sheet date, and is expected to continue to be effective for the duration of the swap contract, resulting in no anticipated reclassifications from other comprehensive income to earnings. The transition adjustment as of January 1, 2001 was recorded as a change in accounting principle to accumulated other comprehensive loss and other assets on the balance sheet and did not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

     Also, as of January 1, 2001, the Eurodollar Credit Agreement was designated and documented as a hedge of the Company's net investment in its Belgian subsidiary. Since this loan agreement bears a variable rate of interest, its value on the balance sheet is representative of its fair value. As a result, there was no adjustment required under SFAS No. 133 as of January 1, 2001 related to this net investment hedge. This hedging instrument was effective at the transition date to SFAS No. 133, and at the balance sheet date, and is expected to continue to be effective for the duration of the loan agreement, resulting in no anticipated reclassifications from other comprehensive income to earnings. In addition, the Company does not currently intend to repatriate the earnings of this subsidiary in the foreseeable future.

     Activity in the accumulated net gain on derivative instruments included in accumulated other comprehensive loss as of March 31, 2001 consists of the following:

                                                  March 31,
                                                    2001
                                                  --------
         Accumulated net gain on derivative        $   --
          instruments, beginning of year
         Net effect of adopting SFAS No. 133          229
         Net loss on derivative financial
          instruments designated as cash flow
          hedges                                      (97)
                                                  --------
         Accumulated net gain on derivative
          instruments, end of period               $  132
                                                  ========

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


6.   EMPLOYEE BENEFIT PLANS

     Effective January 1, 2001, the Company amended and restated its nonqualified unfunded supplemental executive retirement plan that provides certain key executives with defined pension benefits. The amended and restated plan (the "Restated Plan"), by its terms, does not affect the benefits and rights of participants who were retired as of December 31, 2000. All other eligible participants will receive benefits under the Restated Plan, which is a noncontributory unfunded defined contribution plan. Under the Restated Plan, the Company will credit each participant's account with contributions and earnings on the accumulated balance thereof, as outlined in the plan, but the Company is not required to make any payments until the participant is eligible to receive retirement benefits under the Restated Plan. The amendment and restatement of this plan had no material effect on the consolidated financial statements of the Company upon adoption.


7.   EMPLOYEE TERMINATION BENEFITS

     At the end of March, 2001, the Company eliminated 482 permanent positions and recorded a liability for employee termination benefits in the amount of $632, pretax (or $0.01 per share, after tax), which was recognized in cost of sales. The affected employees were non-exempt, hourly manufacturing employees located in three of the Company's North Carolina facilities. The affected employees were notified of the termination on or prior to March 31, 2001 and were given sufficient information to allow them to calculate the termination benefits to be received. The liability for employee termination benefits related solely to severance pay and will be paid in full during the second quarter of 2001.


8.   COMMITMENTS AND CONTINGENCIES

     As of March 31, 2001, the Company had committed funds of approximately $11 million under purchase orders and contracts related to capacity expansion projects.


9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                  Quarter Ended
                                                    March 31,
                                                 ----------------
                                                   2001     2000
                                                 -------- -------
        Cash paid during the period for:
           Income Taxes                           $ 102    $  61
           Interest                                 616      533

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in our Annual Report on Form 10-K.

HIGHLIGHTS

     Net income was $17 million, or $0.32 per basic and diluted share, for the quarter ended March 31, 2001. Net income for the quarter ended March 31, 2000 was also $17 million, or $0.33 per basic share and $0.32 per diluted share. Net income for the current quarter included charges of approximately $0.01 per share for employee termination benefits related to a previously announced workforce reduction.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2000

Net Sales

     Net sales for the first quarter ended March 31, 2001 increased $13 million or 7% to $217 million, over the same period in 2000. This increase was primarily driven by sales of cable for Hybrid Fiber Coax (HFC) applications and price increases on certain HFC products. Domestic sales rose approximately 1% to $156 million in the first quarter of 2001, over the same period in 2000.

     For the first quarter ended March 31, 2001, international sales were nearly $62 million, an increase of 23% over the same period in 2000. Strong sales to the Latin American market contributed to this growth by more than doubling year over year.

     Net sales to broadband and other video distribution markets ("Broadband/Video Products") for the first quarter ended March 31, 2001 increased approximately $22 million or 15% to $170 million, over the same period in 2000. We have not changed the composition of this product group, but have changed the name from CATV/Video to Broadband/Video in order to reflect the ongoing convergence of video, voice and data. The increase in sales of Broadband/Video Products was primarily driven by price increases for certain HFC-related products and a favorable shift in product mix, resulting from sales of fiber optic cable which grew to more than 10% of total net sales in the current quarter. First quarter domestic Broadband/Video sales grew approximately 11%, year over year, led by fiber optic cable sales which offset a significant decrease in broadband cable sales to AT&T and alternate service providers. We believe that our ability to offer both coaxial and fiber optic cable continues to be an important competitive advantage.

     Net sales for local area network and other data applications ("LAN Products") for the first quarter ended March 31, 2001 decreased approximately $1 million or 3% to $24 million, from the same period in 2000. We believe the comprehensive performance improvement plan implemented for our LAN Products group beginning in the fourth quarter of 2000 laid a solid foundation for improvement in our LAN business. Sales of LAN Products in the current quarter increased 64% over the fourth quarter 2000 levels, primarily due to increased volume.

     Net sales for wireless and other telecommunications products ("Wireless and Other Telecom Products") for the first quarter ended March 31, 2001 were $23 million compared to approximately $32 million in the same period last year. The decrease in sales of Wireless and Other Telecom Products was primarily driven by lower volume. Sales of Wireless Products weakened due primarily to the slowdown in domestic wireless infrastructure spending, triggered in part by tight credit markets. Sales of Other Telecom Products, which primarily represent coaxial cables designed for switching and transmission applications for enhanced telecommunications services, declined due primarily to lower capital spending for telephone central office applications and increasing competitive pressures.

Gross Profit (Net Sales Less Cost of Sales)

     Gross profit for the first quarter ended March 31, 2001 was approximately $53 million, a slight increase over first quarter 2000 gross profit of $52 million. However, first quarter gross profit margin declined to 24.3% from 25.7% year over year. The decline in gross profit margin was due primarily to increased overhead costs associated with capacity expansion, shifting product mix and costs associated with a workforce reduction. In response to the recent slowdown in market demand, we eliminated 482 permanent positions, or about 12% of our worldwide workforce, in late March 2001. Charges related to this workforce reduction, included in cost of sales, were approximately $0.01 per share, after-tax. We intend to continue evaluating all aspects of our business and closely manage costs. However, despite these efforts, we expect continued margin compression during the second quarter of 2001, primarily as a result of lower prices for certain products, flat-to-potentially lower sales volumes, and shifting product mix.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expense for the first quarter ended March 31, 2001 was $22 million, compared to $18 million for the same period in 2000. As a percentage of net sales, SG&A expense was 10% for the first quarter ended March 31, 2001, up slightly over 9% for the same period in 2000, due mainly to increases in bad debt expense resulting from a more difficult collection environment.

Research and Development

     Research and development expense as a percentage of net sales decreased, as expected, to 1% for the first quarter ended March 31, 2001 from 2% for the same period in 2000. This decrease was due primarily to the completion of certain vertical integration projects for bimetallic wire fabrication and fine wire drawing. We have ongoing programs to develop new products and market opportunities for our products and core capabilities and new manufacturing technologies to achieve cost reductions.

Net Interest Expense

     Net interest expense for the first quarter ended March 31, 2001 was $1.9 million, which was not a significant change from $2.0 million for the same period in 2000.

Income Taxes

     Our effective tax rate was 37% for the first quarter ended March 31, 2001 and 38% for the same period in 2000. This decrease in our effective tax rate was due mainly to specific tax savings strategies implemented late in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was approximately $50 million for the first quarter ended March 31, 2001, compared to cash used by operating activities of $9 million for the same period in 2000. This increase in current quarter operating cash flow was mainly due to the decrease in accounts receivable and inventories from December 31, 2000 levels.

     Working capital was $184 million at March 31, 2001, compared to $209 million at December 31, 2000. The decrease relates primarily to lower accounts receivable due to lower sequential sales and higher income taxes payable due to the timing of tax payments. We believe that working capital levels are appropriate to support current levels of orders and backlog.

     During the first quarter ended March 31, 2001, we invested $22 million in property, plant and equipment compared to $21 million during the same period in 2000. As of March 31, 2001, we had committed funds of approximately $11 million under purchase orders and contracts related to capacity expansion projects. In response to current market conditions, we intend to continue evaluating all aspects of our business, including the timing and location of capacity needs. We currently expect capital expenditures for equipment and facilities in 2001 to be approximately $80-$90 million, with the majority of funds expected to be invested in global capacity expansion projects.

     Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. We currently have $350 million of available borrowing capacity under our revolving credit agreement, which expires in December 2002. We owed long-term debt of $196 million, or 33% of our book capital structure, defined as long-term debt and total stockholders' equity, as of March 31, 2001, compared to $227 million, or 38% of our book capital structure as of December 31, 2000. The decrease in long-term debt is due mainly to the repayment of $30 million under our revolving credit agreement and partly to the favorable impact of foreign exchange rate fluctuations on our 15 million eurodollar term loan.

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

MARKET RISK

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended by SFAS No. 137 and 138. The adoption of SFAS No. 133, as amended, did not have a material impact on our consolidated results of operations, financial position, and cash flows as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other host contracts and for hedging activities.

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks in accordance with the requirements of SFAS No. 133, whenever management determines their use to be reasonable and practical. Our exposure associated with these market risks has not materially changed since December 31, 2000. However, we did repay $30 million of variable rate debt on our revolving credit agreement in the first quarter of 2001, somewhat reducing our exposure to interest rate risk. In addition, we have not acquired any new derivative financial instruments since December 31, 2000 or terminated any derivative financial instruments that existed at that date.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "think," "thinks" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, expected demand from our customers, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), successful implementation of internal bimetal production and other vertical integration activities, pricing and acceptance of our products, successful expansion and related operation of our facilities, conditions of excess capacity, the ability to implement cost reductions in a timely manner and the success of those actions, margin improvement, effective implementation of our integrated information management system, developments in technology, industry competition, achievement of sales, growth, and earnings goals, ability of our customers to secure adequate financing, regulatory changes affecting our business, worldwide economic conditions, foreign currency fluctuations, technological obsolescence, the ability to continue to integrate acquisitions, international economic and political uncertainties and other factors discussed. Actual results may also differ due to changes in communications industry capital spending, which is affected by a variety of factors, including, without limitation, general economic conditions, acquisitions of communications companies by others, consolidation within the communications industry, the financial condition of communications companies and their access to financing, competition among communications companies, technological developments, and new legislation and regulation of communications companies. These and other factors are discussed in greater detail in Exhibit 99 to our Form 10-K for the period ending December 31, 2000. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend to update this information to reflect developments or information obtained after the date of this report and are not undertaking any duty or obligation to do so.

                        PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               EXHIBIT NO.

               10.15+ CommScope, Inc. Supplemental Executive Retirement
                      Plan, as amended and restated effective January 1, 2001

          (b) Reports on Form 8-K filed during the three months ended March 31, 2001:

               On February 6, 2001 we filed a current report on Form 8-K announcing our financial results for the full-year 2000.

               On March 7, 2001 we filed a current report on Form 8-K providing our updated outlook for first quarter 2001 results.


-------------------------
+    Management Compensation.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMMSCOPE, INC.

May 10, 2001                       /s/ Jearld L. Leonhardt
-----------------                  -----------------------------------------
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