Form 10-Q
period 2001-06-30
COMMSCOPE INC
filed 2001-08-14
CIK 1035884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

As of July 31, 2001 there were 51,424,970 shares of Common Stock outstanding.

                                 CommScope, Inc.
                                    Form 10-Q
                                  June 30, 2001
                                Table of Contents




                                                                       Page No.
                                                                       --------

Part I - Financial Information (Unaudited):

    Item 1.  Condensed Consolidated Financial Statements:
               Condensed Consolidated Statements of Income                3
               Condensed Consolidated Balance Sheets                      4
               Condensed Consolidated Statements of Cash Flows            5
               Condensed Consolidated Statements of Stockholders'
                  Equity and Comprehensive Income                         6
               Notes to Condensed Consolidated Financial Statements     7 - 13
    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  14 - 18

Part II - Other Information:

    Item 4.  Submission of Matters to a Vote of Security Holders         19
    Item 6.  Exhibits and Reports on Form 8-K                            19
    Signatures                                                           20

                                         CommScope, Inc.
                           Condensed Consolidated Statements of Income
                 (Unaudited--in thousands, except net income per share amounts)

                                                  Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                                ----------------------    ----------------------
                                                  2001         2000         2001         2000
                                                ---------    ---------    ---------    ---------
Net sales                                       $ 199,899    $ 241,244    $ 417,259    $ 445,183

Operating costs and expenses:
    Cost of sales                                 151,589      176,863      316,155      328,449
    Selling, general and administrative            20,579       20,080       42,545       38,477
    Research and development                        2,145        4,955        3,625        8,593
    Amortization of goodwill                        1,341        1,342        2,683        2,685
    Impairment charges for fixed assets
      and investments (Note 7)                     12,615         --         12,615         --
                                                ---------    ---------    ---------    ---------
        Total operating costs and expenses        188,269      203,240      377,623      378,204
                                                ---------    ---------    ---------    ---------
Operating income                                   11,630       38,004       39,636       66,979
Other income (expense), net                          (306)         495         (131)         480
Interest expense                                   (2,052)      (2,588)      (4,074)      (4,976)
Interest income                                       217           53          375          445
                                                ---------    ---------    ---------    ---------
Income before income taxes                          9,489       35,964       35,806       62,928
Provision for income taxes                         (3,511)     (13,671)     (13,249)     (23,908)
                                                ---------    ---------    ---------    ---------
Net income                                      $   5,978    $  22,293    $  22,557    $  39,020
                                                =========    =========    =========    =========


Net income per share (Note 4):
    Basic                                       $    0.12    $    0.44    $    0.44    $    0.76
    Assuming dilution                           $    0.11    $    0.42    $    0.43    $    0.74

Weighted average shares outstanding (Note 4):
    Basic                                          51,385       51,151       51,350       51,046
    Assuming dilution                              52,231       56,249       52,133       56,167



                    See notes to condensed consolidated financial statements.

                                       CommScope, Inc.
                            Condensed Consolidated Balance Sheets
                             (In thousands, except share amounts)

                                                                      (Unaudited)
                                                                        June 30,   December 31,
                                                                         2001         2000
                                                                       ---------    ---------
                                            Assets
Cash and cash equivalents                                              $  17,908    $   7,704
Accounts receivable, less allowance for doubtful accounts of
    $12,472 and $9,187, respectively                                     158,984      197,536
Inventories (Note 2)                                                      53,531       63,763
Prepaid expenses and other current assets (Note 7)                         3,687        3,364
Deferred income taxes                                                     18,329       17,296
                                                                       ---------    ---------
        Total current assets                                             252,439      289,663

Property, plant and equipment, net (Note 7)                              267,590      251,356
Goodwill, net of accumulated amortization of
    $56,615 and $54,140, respectively                                    153,981      156,685
Other intangibles, net of accumulated amortization of
    $36,108 and $34,796, respectively                                     12,657       13,969
Other assets (Notes 6 and 7)                                               6,109        9,509
                                                                       ---------    ---------
        Total Assets                                                   $ 692,776    $ 721,182
                                                                       =========    =========

                             Liabilities and Stockholders' Equity

Accounts payable                                                       $  23,358    $  39,958
Other accrued liabilities                                                 38,217       38,481
Current portion of long-term debt (Note 3)                                 2,551        2,120
                                                                       ---------    ---------
        Total current liabilities                                         64,126       80,559

Long-term debt, less current portion (Note 3)                            192,866      225,316
Deferred income taxes                                                     21,291       24,006
Other noncurrent liabilities                                              18,721       16,781
                                                                       ---------    ---------
        Total Liabilities                                                297,004      346,662

Commitments and contingencies (Note 8)

Stockholders' Equity:
    Preferred stock, $.01 par value; Authorized shares: 20,000,000;
      Issued and outstanding shares:  None at June 30, 2001 and
      December 31, 2000                                                     --           --
    Common stock, $.01 par value; Authorized shares: 300,000,000;
      Issued and outstanding shares:  51,412,820 at June 30, 2001;
      51,263,703 at December 31, 2000                                        514          513
    Additional paid-in capital                                           178,138      175,803
    Retained earnings                                                    223,359      200,802
    Accumulated other comprehensive loss (Notes 5 and 6)                  (6,239)      (2,598)
                                                                       ---------    ---------
        Total Stockholders' Equity                                       395,772      374,520
                                                                       ---------    ---------
        Total Liabilities and Stockholders' Equity                     $ 692,776    $ 721,182
                                                                       =========    =========



                  See notes to condensed consolidated financial statements.

                                     CommScope, Inc.
                     Condensed Consolidated Statements of Cash Flows
                               (Unaudited - in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                   --------------------
                                                                     2001        2000
                                                                   --------    --------
Operating Activities:
Net income                                                         $ 22,557    $ 39,020
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                   19,856      16,894
     Impairment charges for fixed assets and investments             12,615        --
     Deferred income taxes                                           (4,235)     (1,331)
     Tax benefit from stock option exercises                            423       3,936
     Changes in assets and liabilities:
         Accounts receivable                                         37,259     (71,435)
         Inventories                                                  9,489     (25,037)
         Prepaid expenses and other current assets                    1,158        (326)
         Accounts payable and other accrued liabilities             (16,139)     27,617
         Other noncurrent liabilities                                 1,939       1,447
         Other                                                          988          35
                                                                   --------    --------
Net cash provided by (used in) operating activities                  85,910      (9,180)

Investing Activities:
     Additions to property, plant and equipment                     (45,996)    (51,619)
     Other                                                             (328)        353
                                                                   --------    --------
Net cash used in investing activities                               (46,324)    (51,266)

Financing Activities:
     Net borrowings (repayments) under revolving credit facility    (30,640)     30,000
     Proceeds from exercise of stock options                          1,913       4,065
                                                                   --------    --------
Net cash provided by (used in) financing activities                 (28,727)     34,065

Effect of exchange rate changes on cash                                (655)       (126)
                                                                   --------    --------
Change in cash and cash equivalents                                  10,204     (26,507)
Cash and cash equivalents, beginning of period                        7,704      30,223
                                                                   --------    --------
Cash and cash equivalents, end of period                           $ 17,908    $  3,716
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

                                                     CommScope, Inc.
                                Condensed Consolidated Statements of Stockholders' Equity
                                                and Comprehensive Income
                                    (Unaudited - in thousands, except share amounts)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                              -------------------------
                                                                                                 2001           2000
                                                                                              ----------     ----------
Number of common shares outstanding:
     Balance at beginning of period                                                           51,263,703     50,889,208
     Issuance of shares for stock option exercises                                               149,117        323,726
                                                                                              ----------     ----------
     Balance at end of period                                                                 51,412,820     51,212,934

Common stock:
     Balance at beginning of period                                                            $     513      $     509
     Issuance of shares for stock option exercises                                                     1              3
                                                                                              ----------     ----------
     Balance at end of period                                                                  $     514      $     512

Additional paid-in capital:
     Balance at beginning of period                                                            $ 175,803      $ 166,875
     Issuance of shares for stock option exercises                                                 1,912          4,062
     Tax benefit from stock option exercises                                                         423          3,936
                                                                                              ----------     ----------
     Balance at end of period                                                                  $ 178,138      $ 174,873

Retained earnings:
     Balance at beginning of period                                                            $ 200,802      $ 115,915
     Net income                                                                                   22,557         39,020
                                                                                              ----------     ----------
     Balance at end of period                                                                  $ 223,359      $ 154,935

Accumulated other comprehensive loss:
     Balance at beginning of period                                                            $  (2,598)     $  (1,955)
     Other comprehensive loss                                                                     (3,641)          (345)
                                                                                              ----------     ----------
     Balance at end of period                                                                  $  (6,239)     $  (2,300)

                                                                                              ----------     ----------
Total stockholders' equity                                                                     $ 395,772      $ 328,020
                                                                                              ==========     ==========

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                     ----------------------      ----------------------
                                                                       2001          2000          2001          2000
                                                                     --------      --------      --------      --------
Comprehensive income:
     Net income                                                      $  5,978      $ 22,293      $ 22,557      $ 39,020
     Other comprehensive income (loss), net of tax (Note 5):
        Foreign currency translation loss - foreign subsidiaries         (266)           (6)         (845)         (469)
        Foreign currency transaction gain (loss) on long-term
             intercompany loans - foreign subsidiaries                 (1,421)          202        (3,886)         (356)
        Hedging gain on nonderivative instruments (Note 6)                325            12           956           480
        Effect of adopting SFAS No. 133 (Note 6)                         --            --             229          --
        Gain (loss) on derivative financial instruments
             designated as cash flow hedges (Note 6)                        2          --             (95)         --
                                                                     --------      --------      --------      --------
     Total other comprehensive income (loss), net of tax               (1,360)          208        (3,641)         (345)
                                                                     --------      --------      --------      --------

Total comprehensive income                                           $  4,618      $ 22,501      $ 18,916      $ 38,675
                                                                     ========      ========      ========      ========


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

Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows and stockholders' equity for the six months ended June 30, 2001 and 2000 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

Goodwill

     When events or changes in circumstances, such as significant forecasted operating losses or a significant adverse change in legal factors or business climate, indicate that the carrying amount of goodwill may not be recoverable, the asset is reviewed by management for impairment. An impairment loss is recognized if the carrying value exceeds the forecasted, undiscounted operating cash flows of the operating assets related to the goodwill being evaluated. The impairment loss to be recognized is measured as the amount by which the carrying value exceeds fair value, estimated based on forecasted operating cash flows, discounted using a discount rate commensurate with the risks involved. After the impairment loss is recognized, the reduced carrying amount is accounted for as the new cost and amortized over the remaining useful life, which is also revised, if appropriate. There were no events or changes in circumstances during the three and six months ended June 30, 2001 that would indicate that the

             Notes to Condensed Consolidated Financial Statements
              (Unaudited - In Thousands, Unless Otherwise Noted)


carrying amount of goodwill may not be recoverable (see Note 10 for Impact of Newly Issued Accounting Standards).

Shipping and Handling Costs

     Amounts billed to a customer in a sale transaction related to shipping costs are included in net sales. All shipping costs incurred to transport products to the customer are recorded in cost of sales. Internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were not material for the three and six months ended June 30, 2001 or 2000.


2.  INVENTORIES

                                               December
                                    June 30,      31,
                                      2001       2000
                                   ---------- ----------

      Raw materials                 $ 25,139   $ 28,382
      Work in process                 13,914     11,124
      Finished goods                  14,478     24,257
                                   ---------- ----------
                                    $ 53,531   $ 63,763
                                   ========== ==========


3.  LONG-TERM DEBT

                                               December
                                    June 30,      31,
                                      2001       2000
                                   ---------- ----------

      Credit Agreement             $      --  $  30,000
      Convertible Notes              172,500    172,500
      Eurodollar Credit Agreement     12,117     14,136
      IDA Notes                       10,800     10,800
                                   ---------- ----------
                                     195,417    227,436
      Less current portion            (2,551)    (2,120)
                                   ---------- ----------
                                   $ 192,866  $ 225,316
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

                                                Three Months      Six Months
                                               Ended June 30,    Ended June 30,
                                             ----------------- -----------------
                                               2001     2000     2001     2000
                                             -------- -------- -------- --------
Numerator:
  Net income for basic net income per share $ 5,978 $ 22,293 $ 22,557 $ 39,020 Convertible debt interest and amortization,
   net of tax                                      --    1,179       --    2,361
                                             -------- -------- -------- --------
  Net income available to common stock-
   holders for diluted net income per share  $  5,978 $ 23,472 $ 22,557 $ 41,381
                                             ======== ======== ======== ========

Denominator:
  Weighted average number of common shares
    outstanding for basic net income per
    share                                      51,385   51,151   51,350   51,046
  Effect of dilutive securities:
    Convertible debt (A)                           --    3,580       --    3,580
    Employee stock options (B)                    846    1,518      783    1,541
                                             -------- -------- -------- --------
  Weighted average number of common and
    potential common shares outstanding for
    diluted net income per share               52,231   56,249   52,133   56,167
                                             ======== ======== ======== ========


(A) On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the calculation of net income per share, assuming dilution, for the three and six months ended June 30, 2001 because it would have been antidilutive in both periods.

(B) Options to purchase approximately 738 thousand common shares, at prices ranging from $19.94 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the three and six months ended June 30, 2001 because the options' exercise prices were greater than the average market price of the common shares. These options, which expire on various dates during 2009 and 2010, were still outstanding as of June 30, 2001. Common shares excluded from the computation of net income per share, assuming dilution, for the three and six months ended June 30, 2000 were not material.

             Notes to Condensed Consolidated Financial Statements
              (Unaudited - In Thousands, Unless Otherwise Noted)


5.  INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME

                                                        Three           Six
                                                        Months         Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                    -------------  -------------
                                                     2001   2000    2001   2000
                                                    ------ ------  ------ ------
Income tax (expense) benefit for components of other comprehensive income:

Hedging gain on nonderivative instruments           $(226) $  (7)  $(561) $(300)
Effect of adopting SFAS No. 133                        --     --    (135)    --
Gain (loss) on derivative instruments designated
  as cash flow hedges                                  (1)    --      56     --
                                                    ------ ------  ------ ------
Total income tax expense for components of
  other comprehensive income                        $(227) $  (7)  $(640) $(300)
                                                    ====== ======  ====== ======


6.  DERIVATIVES AND HEDGING ACTIVITIES UNDER SFAS NO. 133

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date for FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other host contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standards require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

     CommScope is exposed to various risks resulting from adverse fluctuations in commodity prices, interest rates, and foreign currency exchange rates. CommScope's risk management strategy includes the use of derivative and nonderivative financial instruments primarily as hedges of these risks in accordance with the requirements of SFAS No. 133, whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading purposes, nor does it allow for speculation. A hedging instrument may be designated as a fair value hedge to manage exposure to risks related to a firm commitment for the purchase of raw materials or a foreign-currency-denominated firm commitment for the purchase of equipment, or it may be designated as a cash flow hedge to manage exposure to risks related to a forecasted purchase of raw materials, variable interest rate payments, or a forecasted foreign-currency-denominated sale of product. In addition, the use of nonderivative financial instruments is limited to hedging fair value risk related to a foreign-currency-denominated firm commitment or a net investment in a foreign subsidiary.

     The Company's risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and nonderivative hedging instruments such as foreign-currency-denominated loans. All hedging instruments are designated and documented, in accordance with SFAS No. 133, as either a fair value hedge, a cash flow hedge or a foreign currency hedge at inception. The effectiveness of designated hedging relationships is tested and

             Notes to Condensed Consolidated Financial Statements
              (Unaudited - In Thousands, Unless Otherwise Noted)


documented on at least a quarterly basis. Any ineffectiveness of cash flow or foreign currency hedges is recognized currently in earnings.

     The only derivative instrument identified in the implementation of SFAS No. 133 and outstanding for the three and six months ended June 30, 2001 was an interest rate swap, which effectively converts the variable-rate Eurodollar Credit Agreement to a fixed-rate basis. As of January 1, 2001, this interest rate swap was designated and documented as a cash flow hedge of the risk of changes in the cash flows attributable to fluctuations in the variable benchmark interest rate associated with the underlying debt being hedged. This hedging instrument was effective at the transition date to SFAS No. 133, and at the balance sheet date, and is expected to continue to be effective for the duration of the swap contract, resulting in no anticipated hedge ineffectiveness and no material reclassifications from other comprehensive income to earnings during the next twelve months. In addition, there were no material reclassification adjustments during the three and six months ended June 30, 2001. The transition adjustment as of January 1, 2001 was recorded as a change in accounting principle to accumulated other comprehensive loss and other assets on the balance sheet and did not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

     Also, as of January 1, 2001, the Eurodollar Credit Agreement was designated and documented as a hedge of the Company's net investment in its Belgian subsidiary. There was no adjustment required under SFAS No. 133 as of January 1, 2001 related to this net investment hedge. This hedging instrument was effective at the SFAS No. 133 transition date, and at the balance sheet date, and is expected to continue to be effective for the duration of the loan agreement, resulting in no anticipated reclassifications from other comprehensive income to earnings. In addition, the Company does not currently intend to repatriate the earnings of this subsidiary in the foreseeable future.

     Activity in the accumulated net gain on derivative instruments included in accumulated other comprehensive loss for the three and six months ended June 30, 2001 consists of the following:

                                                              Three            Six
                                                          Months Ended     Months Ended
                                                          June 30, 2001    June 30, 2001
                                                          -------------    -------------
   Accumulated net gain on derivative instruments,
     beginning of period                                      $ 132            $  --
   Net effect of adopting SFAS No. 133                           --              229
   Net gain (loss) on derivative financial instruments
     designated as cash flow hedges                               2              (95)
                                                              -----            -----
   Accumulated net gain on derivative instruments,
     end of period                                            $ 134            $ 134
                                                              =====            =====


7.  IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     The Company has taken a number of steps to closely manage costs and has been evaluating all aspects of its business in response to challenging industry conditions. As a result of its review, the Company recorded pretax impairment charges totaling $12.6 million for the three months ended June 30, 2001. Included in these impairment charges was approximately $3.6 million related to an investment in an unconsolidated affiliate, $4.4 million related to fixed assets identified as held for disposal and $4.6 million related to fixed assets to be held and used.

             Notes to Condensed Consolidated Financial Statements
              (Unaudited - In Thousands, Unless Otherwise Noted)


     Management determined that the fair value of the Company's investment in an unconsolidated affiliate was less than its carrying value, which has been accounted for under the cost method. This determination was based on reduced cash flow projections. The fair value of this investment was determined using present value techniques based on anticipated cash flows.

     The assets held for disposal consist of machinery and equipment used or purchased for use in production. Management identified specific assets that were determined to have no future use to the Company and developed a plan of disposal for each of the assets which will be completed as soon as practicable. The assets held for disposal have a carrying value of $1.6 million, after impairment charges including costs of disposal, and are included in current assets.

     The assets to be held and used consist of the Kings Mountain facility, which was under construction, and other machinery and equipment whose anticipated future cash flows have been affected by challenging industry conditions. Although we have not classified this facility as held for disposal, we are uncertain as to its future use. Equipment that was intended for the Kings Mountain facility is expected to be redeployed overseas. The fair values of the assets to be held and used were determined using appraisals or present value techniques.


8.  COMMITMENTS AND CONTINGENCIES

     As of June 30, 2001, the Company had committed funds of approximately $10.5 million under purchase orders and contracts related to capacity expansion projects.


9.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                  Six Months
                                                    Ended
                                                   June 30,
                                              ------------------
                                                2001      2000
                                              --------  --------
      Cash paid during the period for:
           Income Taxes                       $ 15,694  $ 21,850
           Interest                              4,435     4,577


10.  IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 , "Goodwill and Other Intangible Assets." Both statements are effective for the Company on January 1, 2002, except that business combinations, including related goodwill and intangible assets, occurring after June 30, 2001 are immediately subject to the provisions of the two Statements. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Goodwill and certain intangible assets with indefinite lives acquired after June 30, 2001 are immediately subject to the nonamortization provisions of SFAS No. 142. Intangible assets with definite useful lives will continue to be amortized over

             Notes to Condensed Consolidated Financial Statements
              (Unaudited - In Thousands, Unless Otherwise Noted)


their useful lives. The adoption of these statements will have a material impact on the Company's results of operations and financial position after January 1, 2002 when goodwill will no longer be amortized. The impact on the Company's results of operations and financial position of adopting a nonamortization approach to accounting for goodwill under SFAS No. 142 is expected to be approximately $5.3 million per year. The Company is currently assessing the impact of the other provisions of these two Statements, which will be adopted on January 1, 2002.


11.  SUBSEQUENT EVENTS

     The Company announced on July 24, 2001 that it had agreed with Furukawa Electric Co., Ltd. of Japan to form two joint ventures to acquire certain fiber cable and transmission fiber assets of the Optical Fiber Solutions Group of Lucent Technologies, Inc. The transaction is expected to enhance CommScope's technology platform with key intellectual property and research and development, expand its channel access by adding complementary capabilities and provide it with a strategic position in fiber optic manufacturing.

     Under the terms of the transaction, CommScope and Furukawa will enter into two joint ventures, one owning certain fiber cable assets of Lucent's Optical Fiber Solutions Group and one owning certain transmission fiber assets of such business. CommScope expects to own 51% of the fiber cable joint venture and to consolidate its financial results. CommScope expects to own 49% of the transmission fiber joint venture and to account for its results using the equity method. CommScope will invest approximately $650 million for its ownership interests in the two joint ventures, which are expected to be funded through a combination of debt and equity. In conjunction with the debt and equity financing, the Company anticipates refinancing its existing revolving credit agreement and prepaying its eurodollar credit agreement and related interest rate swap. Consummation of the transaction, which is subject to regulatory approval and the satisfaction of other conditions, is expected to occur in September 2001.

     The Company will apply the provisions of SFAS Nos. 141 and 142 to this transaction, since both statements are effective immediately for business combinations consummated after June 30, 2001 (see Note 10).

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

HIGHLIGHTS

     Net income was $6 million, or $0.11 per diluted share, for the quarter ended June 30, 2001 compared to net income of $22 million, or $0.42 per diluted share for the quarter ended June 30, 2000. Net income for the current quarter included charges of approximately $0.15 per diluted share, net of tax, related to the impairment of certain assets.

     Net income was $23 million, or $0.43 per diluted share, for the six months ended June 30, 2001 compared to net income of $39 million, or $0.74 per diluted share, for the six months ended June 30, 2000. The impairment charges during the second quarter of 2001 accounted for the majority of the year-over-year decrease.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 WITH THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2000

Net Sales

     Net sales for the second quarter ended June 30, 2001 decreased $41 million, or 17%, to $200 million, compared to the second quarter ended June 30, 2000. Net sales for the six months ended June 30, 2001 decreased $28 million, or 6%, to $417 million, compared to the six months ended June 30, 2000. Revenues reflect the slowdown in telecommunications spending. Domestic sales decreased 14% to $156 million in the second quarter and 7% to $312 million in the six months ended June 30, 2001, compared to the same periods in 2000.

     For the second quarter of 2001, international sales decreased 28% to $44 million compared to the same period in 2000. International sales for the six months ended June 30, 2001 decreased 5% to $105 million compared to the same period in 2000. International sales were down year over year in all regions except Latin America.

     Net sales to broadband and other video distribution markets ("Broadband/Video Products") for the second quarter of 2001 decreased approximately $20 million or 11% to $160 million, from the same period in 2000. We have not changed the composition of this product group, but have changed the name from CATV/Video to Broadband/Video in order to reflect the ongoing convergence of video, voice and data. The year-over-year decrease in net sales of Broadband/Video products for the second quarter was primarily due to lower coaxial cable volume, which was somewhat offset by strong sales of fiber optic cable. Sales of fiber optic cable grew to more than 15% of total worldwide sales in the second quarter ended June 30, 2001. For the six months ended June 30, 2001, net sales of Broadband/Video Products increased slightly by $2 million, or approximately 1%, to $329 million, compared to the same period in 2000. Second quarter domestic Broadband/Video sales decreased approximately 4%, year over year, despite strong fiber optic cable sales which offset a significant decrease in broadband cable sales to AT&T and alternate service providers. Primarily due to the challenging economic environment, we currently expect sales of broadband cable products to be lower in the second half of 2001 than in the first half of 2001. However, we believe that our ability to offer both coaxial and fiber optic cable continues to be an important competitive advantage.

     Net sales for local area network and other data applications ("LAN Products") for the second quarter of 2001 increased slightly by $1 million or approximately 4% to $26 million, from the same period in 2000. For the six months ended June 30, 2001, sales of LAN Products were flat at $50 million, compared to the same period in 2000.

     Net sales for wireless and other telecommunications products ("Wireless and Other Telecom Products") for the second quarter of 2001 were approximately $14 million compared to nearly $37 million in the same period last year. For the six months ended June 30, 2001, sales of Wireless and Other Telecom Products were $38 million compared to $68 million in the same period last year. The decrease in sales of Wireless and Other Telecom Products was primarily driven by lower volume. Sales of Other Telecom Products, which primarily represent coaxial cables designed for switching and transmission applications for enhanced telecommunications services, accounted for the majority of the decline primarily due to lower capital spending for telephone central office applications and increasing competitive pressures. Due to these issues, we currently expect sales of Wireless and Other Telecom Products to be lower in the second half of 2001 than in the first half of 2001.

Gross Profit (Net Sales Less Cost of Sales)

     Gross profit for the second quarter ended June 30, 2001 was approximately $48 million, compared to second quarter 2000 gross profit of $64 million and second quarter gross profit margin declined to 24.2% from 26.7%, year over year. For the six months ended June 30, 2001, gross profit decreased to $101 million, compared to $117 million for the same period in 2000 with gross profit margins of 24.2% and 26.2%, respectively. The decline in gross profit margins was primarily due to lower sales volumes, increased overhead costs associated with capacity expansion and shifting product mix. We intend to continue evaluating all aspects of our business and closely manage costs. However, despite these efforts, we expect continued margin compression during the remainder of 2001, primarily as a result of lower sales volumes, shifting product mix, and lower prices for certain products.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expense for the second quarter ended June 30, 2001 increased to $21 million, compared to $20 million for the same period in 2000. As a percentage of net sales, SG&A expense was 10% for the second quarter ended June 30, 2001, up from 8% for the same period in 2000. For the six months ended June 30, 2001, SG&A expense was approximately $43 million, or 10% of sales, compared to approximately $38 million, or nearly 9% of sales, for the same period in 2000. The year-over-year increases in SG&A expense were mainly due to the decrease in sales and partly due to the increase in bad debt expense resulting from a more difficult collection environment.

Research and Development

     Research and development ("R&D") expense, as a percentage of net sales, decreased in line with our expectations to 1% for the second quarter ended June 30, 2001 from 2% for the same period in 2000. For the six months ended June 30, 2001, R&D expense decreased to nearly $4 million, or 1% of sales, compared to almost $9 million, or 2% of sales, for the same period in 2000. These decreases were primarily due to the substantial completion of certain vertical integration projects for bimetallic wire fabrication and fine wire drawing. We have ongoing programs to develop new products and market opportunities for our products and core capabilities and new manufacturing technologies to achieve cost reductions.

Impairment Charges for Fixed Assets and Investments

     As previously stated, we have taken a number of steps to closely manage costs and have been evaluating all aspects of our business in response to challenging industry conditions. As a result of our review, we recorded pretax charges of nearly $13 million, or approximately $0.15 per diluted share, net of tax, related to the impairment of certain assets. Management identified specific assets that were determined to have no future use in our operations and assets whose anticipated future cash flows have fallen below their book values. These adjustments include equipment charges and a write-down of the Kings Mountain facility, which was under construction. Equipment that was intended for the Kings Mountain facility is expected to be redeployed overseas. The write-off of an investment in an unconsolidated affiliate, whose fair value was determined to be less than its carrying value due to reduced cash flow projections, was also included in the charges.

Net Interest Expense

     Net interest expense for the second quarter ended June 30, 2001 decreased to $1.8 million, compared to $2.5 million for the same period in 2000. For the six months ended June 30, 2001, net interest expense decreased to $3.7 million, compared to $4.5 million for the same period in 2000. The decrease in net interest expense was primarily due to a lower long-term debt balance at June 30, 2001, compared to June 30, 2000.

Income Taxes

     Our effective tax rate was 37% for the second quarter and six months ended June 30, 2001, compared to 38% for the same periods in 2000. This decrease in our effective tax rate was mainly due to specific tax savings strategies implemented late in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was nearly $86 million for the six months ended June 30, 2001, compared to cash used in operating activities of $9 million for the same period in 2000. This increase in operating cash flow was mainly due to the decrease in working capital from December 31, 2000 levels.

     Working capital was $188 million at June 30, 2001, compared to $209 million at December 31, 2000. The decrease primarily relates to lower accounts receivable due to declining sales. We believe that working capital levels are appropriate to support current levels of orders and backlog. We had an order backlog of approximately $78 million as of June 30, 2001, compared to $156 million as of December 31, 2000. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. In some cases, unfilled orders may be cancelled prior to shipment of goods. Backlog includes only orders for products scheduled to be shipped within six months.

     During the six months ended June 30, 2001, we invested $46 million in property, plant and equipment compared to $52 million during the same period in 2000. As of June 30, 2001, we had committed funds of nearly $11 million under purchase orders and contracts related to capacity expansion projects. In response to current market conditions, we intend to continue evaluating all aspects of our business, including the timing and location of capacity needs. We currently expect capital expenditures for equipment and facilities in 2001 to be approximately $80-$90 million, with the majority of funds expected to be invested in global capacity expansion projects.

     Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. We currently have $350 million of available borrowing capacity under our revolving credit agreement, which expires in December 2002. We owed long-term debt of $195 million, or 33% of our book capital structure, defined as long-term debt and total stockholders' equity, as of June 30, 2001, compared to $227 million, or 38% of our book capital structure as of December 31, 2000. The decrease in long-term debt is due mainly to the repayment of $30 million under our revolving credit agreement and partly to the first quarterly principal payment and favorable impact of foreign exchange rate fluctuations on our 15 million eurodollar term loan.

     In July 2001, we announced that we had agreed with Furukawa Electric Co., Ltd. of Japan to form two joint ventures to acquire certain fiber cable and transmission fiber assets of the Optical Fiber Solutions Group of Lucent Technologies, Inc. We will invest approximately $650 million for our ownership interests in the joint ventures, which will be funded through a combination of debt and equity. In conjunction with the debt and equity financing, we anticipate refinancing our existing revolving credit agreement and prepaying our eurodollar term loan and related interest rate swap. Consummation of the transaction, which is subject to regulatory approval and the satisfaction of other conditions, is expected to occur in September 2001.

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

MARKET RISK

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. The adoption of SFAS No. 133, as amended, did not have a material impact on our consolidated results of operations, financial position, and cash flows as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other host contracts and for hedging activities.

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks in accordance with the requirements of SFAS No. 133, whenever management determines their use to be reasonable and practical. Our exposure associated with these market risks has not materially changed since December 31, 2000. However, we did repay $30 million of variable rate debt on our revolving credit agreement in the first quarter of 2001 and approximately $1 million of variable rate debt on our eurodollar term loan, somewhat reducing our exposure to interest rate risk. In addition, we have not acquired any new derivative financial instruments since December 31, 2000 or terminated any derivative financial instruments that existed at that date.


FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "think," "thinks" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, expected demand from our customers, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), successful implementation of internal bimetal production and other vertical integration activities, pricing and acceptance of our products, successful expansion and related operation of our facilities, conditions of excess capacity, the ability to implement cost reductions in a timely manner and the success of those actions, margin improvement, developments in technology, industry competition, achievement of sales, growth, and earnings goals, ability of our customers to secure adequate financing, regulatory changes affecting our business, worldwide economic conditions, foreign currency fluctuations, technological obsolescence, the ability to integrate acquisitions, international economic and political uncertainties and other factors discussed. Actual results may also differ due to changes in communications industry capital spending, which is affected by a variety of factors, including, without limitation, general economic conditions, acquisitions of communications companies by others, consolidation within the communications industry, the financial condition of communications companies and their access to financing, competition among communications companies, technological developments, and new legislation and regulation of communications companies. These and other factors are discussed in greater detail in Exhibit 99 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend to update this information to reflect developments or information obtained after the date of this report and are not undertaking any duty or obligation to do so.

                           PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Meeting") on May 4, 2001. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 51,360,367 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 45,733,927 shares voted in person or by proxy, constituting a quorum.

     At the Meeting, two of the Company's directors were elected for three-year terms ending at the 2004 Annual Meeting of Stockholders by the vote set forth below:

     Name of Director         Votes For     Votes Withheld
     ---------------------    ----------    --------------

     Boyd L. George           42,962,667       2,771,260
     George N. Hutton, Jr.    44,603,301       1,130,626

     The Company's other four directors, whose terms of office continue after the Meeting, are Edward D. Breen, Frank M. Drendel, Duncan M. Faircloth, and James N. Whitson.

     A proposal to ratify the appointment by the board of directors of the Company of Deloitte & Touche LLP as independent auditors for the Company for the 2001 fiscal year was approved by 42,627,728 votes cast in favor, 2,944,861 votes cast against and 161,338 votes abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT NO.

          99.  Forward-Looking Information

     (b)  Reports on Form 8-K filed during the three months ended June 30, 2001:

          On April 2, 2001 we filed a current report on Form 8-K announcing work force reductions.

          On April 25, 2001 we filed a current report on Form 8-K announcing our first quarter 2001 results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COMMSCOPE, INC.

August 14, 2001             /s/ Jearld L. Leonhardt
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