Form 10-Q
period 2001-09-30
COMMSCOPE INC
filed 2001-11-14
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                    -----------------------------------

                                 FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

                                     OR

[   ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from              to
                                      -----------       -----------

                      Commission file number 001-12929

                              COMMSCOPE, INC.
           (Exact name of registrant as specified in its charter)

            DELAWARE                                     36-4135495
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

As of October 31, 2001 there were 51,467,154 shares of Common Stock outstanding.

                              COMMSCOPE, INC.
                                 FORM 10-Q
                             SEPTEMBER 30, 2001
                             TABLE OF CONTENTS




                                                                                   PAGE NO.
                                                                                --------------
Part I - Financial Information (Unaudited):

    Item 1.  Condensed Consolidated Financial Statements:

               Condensed Consolidated Statements of Income                             3
               Condensed Consolidated Balance Sheets                                   4
               Condensed Consolidated Statements of Cash Flows                         5
               Condensed Consolidated Statements of Stockholders' Equity and
                    Comprehensive Income                                               6
               Notes to Condensed Consolidated Financial Statements                 7 - 13

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 14 - 19

Part II - Other Information:

    Item 6.  Exhibits and Reports on Form 8-K                                          20
    Signatures                                                                         21

                              COMMSCOPE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED--IN THOUSANDS, EXCEPT NET INCOME PER SHARE AMOUNTS)

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                             ----------------------------  ----------------------------
                                                                2001              2000        2001            2000
                                                             -------------  -------------  -------------  -------------
Net sales                                                        $ 177,702      $ 256,873      $ 594,961      $ 702,056
                                                             -------------  -------------  -------------  -------------
Operating costs and expenses:
    Cost of sales                                                  133,755        190,608        449,910        519,057
    Selling, general and administrative                             19,019         20,105         61,564         58,582
    Research and development                                         1,834          5,158          5,459         13,751
    Amortization of goodwill                                         1,340          1,341          4,023          4,026
    Terminated acquisition costs (Note 10)                           9,294             -           9,294              -
    Impairment charges for fixed assets
      and investments (Note 7)                                           -              -         12,615              -
                                                             -------------  -------------  -------------  -------------
        Total operating costs and expenses                         165,242        217,212        542,865        595,416
                                                             -------------  -------------  -------------  -------------
Operating income                                                    12,460         39,661         52,096        106,640
Other income (expense), net                                           (472)            12           (603)           492
Interest expense                                                    (2,211)        (2,635)        (6,285)        (7,611)
Interest income                                                        294             39            669            484
                                                             -------------  -------------  -------------  -------------
Income before income taxes                                          10,071         37,077         45,877        100,005

Provision for income taxes                                          (3,726)       (14,089)       (16,975)       (37,997)
                                                             -------------  -------------  -------------  -------------
Net income                                                        $  6,345       $ 22,988       $ 28,902       $ 62,008
                                                             =============  =============  =============  =============


Net income per share (Note 4):

    Basic                                                     $   0.12          $   0.45    $   0.56        $   1.21
    Assuming dilution                                         $   0.12          $   0.43    $   0.55        $   1.17

Weighted average shares outstanding (Note 4):
    Basic                                                       51,440            51,229      51,384          51,106
    Assuming dilution                                           52,350            55,972      52,208          56,108


                                        See notes to condensed consolidated financial statements.

                              COMMSCOPE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         (Unaudited)
                                                                        September 30,         December 31,
                                                                             2001                 2000
                                                                       -----------------    -----------------
                                              ASSETS
Cash and cash equivalents                                              $         40,928     $          7,704
Accounts receivable, less allowance for doubtful accounts of
    $13,206 and $9,187, respectively                                            144,511              197,536
Inventories (Note 2)                                                             47,821               63,763
Prepaid expenses and other current assets (Note 7)                                4,734                3,364
Deferred income taxes                                                            20,146               17,296
                                                                       -----------------    -----------------
        Total current assets                                                    258,140              289,663

Property, plant and equipment, net (Note 7)                                     270,447              251,356
Goodwill, net of accumulated amortization of
    $58,158 and $54,140, respectively                                           152,652              156,685
Other intangibles, net of accumulated amortization of
    $36,765 and $34,796, respectively                                            12,000               13,969
Other assets (Notes 6 and 7)                                                      7,188                9,509
                                                                       -----------------    -----------------

        Total Assets                                                   $        700,427     $        721,182
                                                                       =================    =================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                       $         20,730     $         39,958
Other accrued liabilities                                                        41,855               38,481
Current portion of long-term debt (Note 3)                                        2,735                2,120
                                                                       -----------------    -----------------
        Total current liabilities                                                65,320               80,559

Long-term debt, less current portion (Note 3)                                   192,870              225,316
Deferred income taxes                                                            21,361               24,006
Other noncurrent liabilities                                                     20,297               16,781
                                                                       -----------------    -----------------
        Total Liabilities                                                       299,848              346,662

Commitments and contingencies (Note 8)

Stockholders' Equity:
    Preferred stock, $.01 par value; Authorized shares:  20,000,000;
      Issued and outstanding shares:  None at September 30, 2001
      and December 31, 2000                                                           -                    -
    Common stock, $.01 par value; Authorized shares:  300,000,000;
      Issued and outstanding shares:  51,466,154 at September 30,
      2001; 51,263,703 at December 31, 2000                                         515                  513
    Additional paid-in capital                                                  179,030              175,803
    Retained earnings                                                           229,704              200,802
    Accumulated other comprehensive loss (Note 5)                                (8,670)              (2,598)

                                                                       -----------------    -----------------
        Total Stockholders' Equity                                              400,579              374,520
                                                                       -----------------    -----------------

        Total Liabilities and Stockholders' Equity                     $        700,427     $        721,182
                                                                       =================    =================

                                See notes to condensed consolidated financial statements.

                              COMMSCOPE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ----------------------------
                                                                                2001              2000
                                                                             -------------  -------------
Operating Activities:
Net income                                                                 $    28,902      $     62,008
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                              30,080            25,831
     Impairment charges for fixed assets and investments                        12,615                 -
     Deferred income taxes                                                      (5,826)           (2,790)
     Tax benefit from stock option exercises                                       617             4,138
     Changes in assets and liabilities:
         Accounts receivable                                                    52,199           (75,607)
         Inventories                                                            15,525           (21,532)
         Prepaid expenses and other current assets                                  (3)             (767)
         Accounts payable and other accrued liabilities                        (15,182)           39,800
         Other noncurrent liabilities                                            3,515             2,052
         Other                                                                      72               (72)
                                                                          -------------     -------------
Net cash provided by operating activities                                      122,514            33,061

Investing Activities:
     Additions to property, plant and equipment                                (59,465)          (79,455)
     Other                                                                        (880)           (3,280)
                                                                          -------------     -------------
Net cash used in investing activities                                          (60,345)          (82,735)

Financing Activities:
     Net borrowings (repayments) under revolving credit facility               (30,000)           21,000
     Principal payments on long-term debt                                       (1,326)                -
     Proceeds from exercise of stock options                                     2,612             4,446
                                                                          -------------     -------------
Net cash provided by (used in) financing activities                            (28,714)           25,446

Effect of exchange rate changes on cash                                           (231)             (297)

                                                                          -------------     -------------
Change in cash and cash equivalents                                             33,224           (24,525)
Cash and cash equivalents, beginning of period                                   7,704            30,223
                                                                          -------------     -------------
Cash and cash equivalents, end of period                                  $     40,928      $      5,698
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

                              COMMSCOPE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          AND COMPREHENSIVE INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                -----------------------------
                                                                                                     2001            2000
                                                                                                -------------   -------------
Number of common shares outstanding:
     Balance at beginning of period                                                               51,263,703      50,889,208
     Issuance of shares for stock option exercises                                                   202,451         351,806
                                                                                                -------------   -------------
     Balance at end of period                                                                     51,466,154      51,241,014
                                                                                                -------------   -------------

Common stock:
     Balance at beginning of period                                                             $        513    $        509
     Issuance of shares for stock option exercises                                                         2               3
                                                                                                -------------   -------------
     Balance at end of period                                                                   $        515    $        512
                                                                                                -------------   -------------

Additional paid-in capital:
     Balance at beginning of period                                                             $    175,803    $    166,875
     Issuance of shares for stock option exercises                                                     2,610           4,443
     Tax benefit from stock option exercises                                                             617           4,138
                                                                                                -------------   -------------
     Balance at end of period                                                                   $    179,030    $    175,456
                                                                                                -------------   -------------

Retained earnings:
     Balance at beginning of period                                                             $    200,802    $    115,915
                                                                                                -------------   -------------
     Net income                                                                                       28,902          62,008
                                                                                                -------------   -------------
     Balance at end of period                                                                   $    229,704    $    177,923

Accumulated other comprehensive loss:
     Balance at beginning of period                                                             $     (2,598)   $     (1,955)
     Other comprehensive loss                                                                         (6,072)         (1,510)
                                                                                                -------------   -------------
     Balance at end of period                                                                   $     (8,670)   $     (3,465)
                                                                                                -------------   -------------

Total stockholders' equity                                                                      $    400,579    $    350,426
                                                                                                =============   =============

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                   September 30,
                                                               -----------------------------    -----------------------------
                                                                  2001            2000             2001            2000
                                                               -------------   -------------    -------------   -------------
Comprehensive income:
     Net income                                                $     6,345     $     22,988       $   28,902      $   62,008
     Other comprehensive loss, net of tax (Note 5):
         Foreign currency translation gain (loss) -
              foreign subsidiaries                                     788             (968)             (57)         (1,437)
         Foreign currency transaction loss on long-term
              intercompany loans - foreign subsidiaries             (2,490)            (876)          (6,376)         (1,232)
         Hedging gain (loss) on nonderivative
              instruments (Note 6)                                    (617)             679              339           1,159
         Effect of adopting SFAS No. 133 (Note 6)                        -                -              229               -
         Loss on derivative financial instruments
              designated as cash flow hedges (Note 6)                 (112)               -             (207)              -
                                                               ------------    -------------    -------------   -------------
     Total other comprehensive loss, net of tax                     (2,431)          (1,165)          (6,072)         (1,510)
                                                               ------------    -------------    -------------   -------------
Total comprehensive income                                     $     3,914     $     21,823     $     22,830    $     60,498
                                                               ============    =============    =============   =============

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

BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows and stockholders' equity for the nine months ended September 30, 2001 and 2000 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

GOODWILL

     When events or changes in circumstances, such as significant forecasted operating losses or a significant adverse change in legal factors or business climate, indicate that the carrying amount of goodwill may not be recoverable, the asset is reviewed by management for impairment. An impairment loss is recognized if the carrying value exceeds the forecasted, undiscounted operating cash flows of the operating assets related to the goodwill being evaluated. The impairment loss to be recognized is measured as the amount by which the carrying value exceeds fair value, estimated based on forecasted operating cash flows, discounted using a discount rate commensurate with the risks involved. After the impairment loss is recognized, the reduced carrying amount is accounted for as the new cost and amortized over the remaining useful life, which is also revised, if appropriate. There were no events or changes in circumstances during the three and nine months ended September 30, 2001 that would indicate that the carrying amount of goodwill may not be recoverable (see
Note 11 for Impact of Newly Issued Accounting Standards).

            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

SHIPPING AND HANDLING COSTS

     Amounts billed to a customer in a sale transaction related to shipping costs are included in net sales. All shipping costs incurred to transport products to the customer are recorded in cost of sales. Internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were not material for the three and nine months ended September 30, 2001 or 2000.


2.  INVENTORIES

                                     September 30,       December 31,
                                         2001                2000
                                    ----------------   -----------------

         Raw materials                     $ 21,932            $ 28,382
         Work in process                     12,874              11,124
         Finished goods                      13,015              24,257
                                    ----------------   -----------------
                                           $ 47,821            $ 63,763
                                    ================   =================


3.  LONG-TERM DEBT

                                      September 30,       December 31,
                                          2001                2000
                                     ----------------   -----------------
         Credit Agreement                 $       --            $ 30,000
         Convertible Notes                   172,500             172,500
         Eurodollar Credit Agreement          12,305              14,136
         IDA Notes                            10,800              10,800
                                     ----------------   -----------------
                                             195,605             227,436
         Less current portion                 (2,735)             (2,120)
                                     ----------------   -----------------
                                           $ 192,870           $ 225,316
                                     ================   =================


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


                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------- -------------------------
                                                        2001         2000         2001         2000
                                                     ------------ ------------ ------------ ------------
NUMERATOR:
  Net income for basic net income per share          $     6,345  $    22,988  $    28,902  $    62,008
  Convertible debt interest and amortization,
   net of tax                                                 --        1,177           --        3,538
                                                     ------------ ------------ ------------ ------------
  Net income available to common stock-
   holders for diluted net income per share          $     6,345  $    24,165  $    28,902  $    65,546
                                                     ============ ============ ============ ============

DENOMINATOR:
  Weighted average number of common shares
    outstanding for basic net income per share            51,440       51,229       51,384       51,106
  Effect of dilutive securities:

    Convertible debt (A)                                      --        3,580           --        3,580
    Employee stock options (B)                               910        1,163          824        1,422
                                                     ------------ ------------ ------------ ------------
  Weighted average number of common and
    potential common shares outstanding for
    diluted net income per share                          52,350       55,972       52,208       56,108
                                                     ============ ============ ============ ============



(A) On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the calculation of net income per share, assuming dilution, for the three and nine months ended September 30, 2001 because it would have been antidilutive in both periods.

(B) Options to purchase approximately 944 thousand common shares, at prices ranging from $22.00 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the three months ended September 30, 2001 because the exercise prices of such options were greater than the average market price of the common shares. Similarly, options to purchase approximately 793 thousand common shares, at prices ranging from $20.55 to $47.06 per share, were excluded for the nine months ended September 30, 2001. These options, which expire on various dates during 2009 and 2010, were still outstanding as of September 30, 2001. Common shares excluded from the computation of net income per share, assuming dilution, for the three and nine months ended September 30, 2000 were not material.


            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

5.  INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                               --------------------  --------------------
                                                                 2001       2000       2001       2000
                                                               ---------  ---------  ---------  ---------
Income tax benefit (expense) for components of
     other comprehensive income:

Hedging loss (gain) on nonderivative instruments                  $ 397      $(416)     $(164)     $(716)
Effect of adopting SFAS No. 133                                      --         --       (135)        --
Loss on derivative instruments designated
     as cash flow hedges                                             66         --        122         --
                                                               --------   --------   --------   --------
Total income tax benefit (expense) for components
     of other comprehensive income                                $ 463      $(416)     $(177)     $(716)
                                                               ========   ========   ========   ========


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

            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

on at least a quarterly basis. Any ineffectiveness of cash flow or foreign currency hedges is recognized currently in earnings.

     The only derivative instrument identified in the implementation of SFAS No. 133 and outstanding for the three and nine months ended September 30, 2001 was an interest rate swap, which effectively converts the variable-rate Eurodollar Credit Agreement to a fixed-rate basis. As of January 1, 2001, this interest rate swap was designated and documented as a cash flow hedge of the risk of changes in the cash flows attributable to fluctuations in the variable benchmark interest rate associated with the underlying debt being hedged. This hedging instrument was effective at the transition date to SFAS No. 133, and at the balance sheet date, and is expected to continue to be effective for the duration of the swap contract, resulting in no anticipated hedge ineffectiveness and no material reclassifications from other comprehensive income to earnings during the next twelve months. In addition, there were no material reclassification adjustments during the three and nine months ended September 30, 2001. The transition adjustment as of January 1, 2001 was recorded as a change in accounting principle to accumulated other comprehensive loss and other assets on the balance sheet and did not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

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

     Activity in the accumulated net gain on derivative instruments included in accumulated other comprehensive loss for the three and nine months ended September 30, 2001 consisted of the following:

                                                                              Three        Nine
                                                                              Months       Months
                                                                              Ended        Ended
                                                                             Sept 30,     Sept 30,
                                                                               2001         2001
                                                                           -----------  -----------
   Accumulated net gain on derivative instruments, beginning of
        period                                                             $      134   $       --
   Net effect of adopting SFAS No. 133                                             --          229
   Net loss on derivative financial instruments designated as
        cash flow hedges                                                         (112)        (207)
                                                                           -----------  -----------
   Accumulated net gain on derivative instruments, end of period           $       22   $       22
                                                                           ===========  ===========


7.  IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     The Company has taken a number of steps to closely manage costs and has been evaluating all aspects of its business in response to challenging industry conditions. As a result of its review, the Company recorded pretax impairment charges totaling $12.6 million during the second quarter of 2001. Included in these impairment charges was approximately $3.6 million related to an investment in an unconsolidated affiliate, $4.4 million

            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

related to fixed assets identified as held for disposal and $4.6 million related to fixed assets to be held and used.

     Management determined that the fair value of the Company's investment in an unconsolidated affiliate was less than its carrying value, which has been accounted for under the cost method. This determination was based on reduced cash flow projections. The fair value of this investment was determined using present value techniques based on anticipated cash flows.

     The assets held for disposal consisted of machinery and equipment used or purchased for use in production. Management identified specific assets that were determined to have no future use to the Company and developed a plan of disposal for each of the assets. The assets held for disposal had a carrying value of $1.6 million as of June 30, 2001, after the second quarter impairment charges including costs of disposal. Assets valued at $840 thousand were sold during the third quarter of 2001, leaving a remaining carrying value of $775 thousand, which was included in other current assets as of September 30, 2001.

     The assets to be held and used consisted of the Kings Mountain facility, which was under construction, and other machinery and equipment whose anticipated future cash flows have been affected by challenging industry conditions. Although we have not classified this facility as held for disposal, we are uncertain as to its future use. Equipment that was intended for the Kings Mountain facility is expected to be redeployed overseas. The fair values of the assets to be held and used were determined using appraisals or present value techniques.


8.  COMMITMENTS AND CONTINGENCIES

     As of September 30, 2001, the Company had committed funds of approximately $4.9 million under purchase orders and contracts for completion of existing capacity related projects.


9.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                   Nine Months Ended
                                                     September 30,
                                               ---------------------------
                                                   2001         2000
                                               ---------------------------
         Cash paid during the period for:
              Income Taxes                       $ 17,927     $ 32,917
              Interest                              4,853        5,355


10.  TERMINATED ACQUISITION COSTS

     The Company announced on July 24, 2001 that it had agreed with the Furukawa Electric Co., Ltd. of Japan to form two joint ventures to acquire certain fiber cable and transmission fiber assets of the Optical Fiber Solutions Group of Lucent Technologies, Inc. Given the uncertain economic environment and severe downturn in the telecommunications market as well as associated difficulties in the financing markets following the September 11th tragedy, CommScope is in discussions with Furukawa to restructure the joint venture arrangements. The Company expects to reduce its investment and participation in the joint ventures due to the potential restructuring.

            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

     As a result of the restructuring discussions, the Company recorded pretax charges of approximately $9.3 million, or approximately $0.11 per diluted share, net of tax, during the three months ended September 30, 2001, related to financing and formation costs of the original joint venture arrangements.


11.  IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Both statements are effective for the Company on January 1, 2002, except that business combinations, including related goodwill and intangible assets, occurring after June 30, 2001 are immediately subject to the provisions of the two Statements. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Goodwill and certain intangible assets with indefinite lives acquired after June 30, 2001 are immediately subject to the nonamortization provisions of SFAS No. 142. Intangible assets with definite useful lives will continue to be amortized over their useful lives. The adoption of these statements will have a material impact on the Company's results of operations and financial position after January 1, 2002 when goodwill will no longer be amortized. The pretax impact on the Company's results of operations and financial position of adopting a nonamortization approach to accounting for goodwill under SFAS No. 142 is expected to be approximately $5.3 million per year. The Company is currently assessing the impact of the other provisions of these two statements, which will be adopted on January 1, 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset's life. The Company is currently assessing the impact of this statement, which will be effective for the Company on January 1, 2003.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company on January 1, 2002.

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

HIGHLIGHTS

     Net income was $6 million, or $0.12 per diluted share, for the quarter ended September 30, 2001 compared to net income of $23 million, or $0.43 per diluted share for the quarter ended September 30, 2000. Net income for the current quarter included charges of approximately $0.11 per diluted share, net of tax, related to terminated acquisition costs (see further discussion below).

     Net income was $29 million, or $0.55 per diluted share, for the nine months ended September 30, 2001 compared to net income of $62 million, or $1.17 per diluted share, for the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2001 included charges of approximately $0.26 per diluted share, net of tax, related to terminated acquisition costs and impairment charges for fixed assets and investments. An ongoing global slowdown in the telecommunications industry, as well as second quarter impairment charges and third quarter terminated acquisition costs contributed to the decline in earnings.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 WITH THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales

     Net sales for the third quarter ended September 30, 2001 decreased $79 million, or 31%, to $178 million, compared to the third quarter ended September 30, 2000. Net sales for the nine months ended September 30, 2001 decreased $107 million, or 15%, to $595 million, compared to the nine months ended September 30, 2000. Revenues reflect an ongoing global slowdown in telecommunications spending. We expect these challenging business conditions to continue to affect our performance and, currently expect sales in the fourth quarter of 2001 to be down 10-20% sequentially.

     Domestic sales decreased 27% to $143 million in the third quarter and 14% to $455 million in the nine months ended September 30, 2001, compared to the same periods in 2000. For the third quarter of 2001, international sales decreased 42% to $34 million compared to the same period in 2000. International sales and orders were down year over year in all regions. International sales for the nine months ended September 30, 2001 decreased 18% to $140 million compared to the same period in 2000.

     Net sales to broadband and other video distribution markets ("Broadband/Video Products") for the third quarter of 2001 decreased $55 million, or 28%, to $139 million, from the same period in 2000. For the nine months ended September 30, 2001, net sales of Broadband/Video Products decreased $52 million, or 10%, to $469 million, from the same period in 2000. We have not changed the composition of this product group, but have changed the name from CATV/Video to Broadband/Video in order to reflect the ongoing convergence of video, voice and data. The year-over-year decrease in net sales of Broadband/Video products was primarily due to lower coaxial cable volume, which was somewhat offset by higher sales of fiber optic cable. Sales of fiber optic cable represented more than 15% of total worldwide sales in the third quarter ended September 30, 2001, primarily for Broadband/Video applications. Coaxial cable pricing remained generally firm during the third quarter ended September 30, 2001. Third quarter domestic Broadband/Video sales decreased 22%, year over year, despite an increase in fiber optic cable sales which offset a significant decrease in broadband cable sales to AT&T and alternate service providers. The ongoing slowdown in telecommunications as well as the uncertain global economic conditions continues to affect Broadband/Video sales. However, we believe that our ability to offer both coaxial and fiber optic cable continues to be an important competitive advantage over the longer term.

     Net sales for local area network and other data applications ("LAN Products") for the third quarter of 2001 increased by $2 million, or 11%, to $23 million, from the same period in 2000. For the nine months ended September 30, 2001, sales of LAN Products increased by $3 million, or 4%, compared to the same period in 2000. The year over year increases in sales of LAN Products were primarily driven by higher volume. However, we expect sales of LAN Products to encounter increasing price pressures in the fourth quarter.

     Net sales for wireless and other telecommunications products ("Wireless and Other Telecom Products") for the third quarter of 2001 were $15 million compared to $42 million in the same period last year. For the nine months ended September 30, 2001, sales of Wireless and Other Telecom Products were $53 million compared to $110 million in the same period last year. The decrease in sales of Wireless and Other Telecom Products was primarily driven by lower volume. Sales of Other Telecom Products, which primarily represent coaxial cables designed for switching and transmission applications for enhanced telecommunications services, accounted for the majority of the decline due to lower capital spending for telephone central office applications and significant competitive pressure.

Gross Profit (Net Sales Less Cost of Sales)

     Gross profit for the third quarter ended September 30, 2001 was $44 million, compared to third quarter 2000 gross profit of $66 million, and third quarter gross profit margin declined to 24.7% from 25.8%, year over year. For the nine months ended September 30, 2001, gross profit decreased to $145 million, compared to $183 million for the same period in 2000 with gross profit margins of 24.4% and 26.1%, respectively. The decline in gross profit margins was primarily due to lower sales volumes, increased overhead costs associated with capacity expansion and shifting product mix. We intend to continue evaluating all aspects of our business and closely manage costs. However, despite these efforts, we expect margin compression during the fourth quarter of 2001, primarily as a result of lower sales volumes, shifting product mix, and lower prices for certain products.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expense for the third quarter ended September 30, 2001 was $19 million, or 11% of net sales, compared to $20 million, or 8% of net sales, for the same period in 2000. The year-over-year decrease in SG&A expense in the third quarter was offset by a more significant decrease in sales, resulting in an increase in SG&A expense as a percentage of net sales. For the nine months ended September 30, 2001, SG&A expense was $62 million, or 10% of sales, compared to $59 million, or 8% of sales, for the same period in 2000. The year-over-year increase in SG&A expense as a percentage of sales for the nine months ended September 30, 2001 was mainly due to the decrease in sales and an increase in bad debt expense resulting from a more difficult collection environment.

Research and Development

     Research and development ("R&D") expense decreased to $2 million, or 1% of net sales, for the third quarter ended September 30, 2001 from $5 million, or 2% of net sales, for the same period in 2000. For the nine months ended September 30, 2001, R&D expense decreased to $5 million, or 1% of sales, compared to $14 million, or 2% of sales, for the same period in 2000. These decreases were primarily due to the substantial completion of certain vertical integration projects for bimetallic wire fabrication and fine wire drawing. We have ongoing programs to develop new products and market opportunities for our products and core capabilities and new manufacturing technologies to achieve cost reductions.

Terminated Acquisition Costs

     We announced on July 24, 2001 that we had agreed with the Furukawa Electric Co., Ltd. of Japan to form two joint ventures to acquire certain fiber cable and transmission fiber assets of the Optical Fiber Solutions Group of Lucent Technologies, Inc. Given the uncertain economic environment and severe downturn in the telecommunications market as well as associated difficulties in the financing markets following the September 11th tragedy, management is in discussions with Furukawa to restructure the joint venture arrangements. We expect to reduce our investment and participation in the joint ventures due to the potential restructuring. As a result of the restructuring discussions, we recorded pretax charges of approximately $9 million, or $0.11 per diluted share, net of tax, during the three months ended September 30, 2001, related to financing and formation costs of the original joint venture arrangements and we expect to incur additional charges of $800 thousand, net of tax, during the fourth quarter of 2001.

Impairment Charges for Fixed Assets and Investments

     As previously stated, we have taken a number of steps to closely manage costs and have been evaluating all aspects of our business in response to challenging industry conditions. As a result of our review, we recorded pretax charges of approximately $13 million, or $0.15 per diluted share, net of tax, during the nine months ended September 30, 2001 related to the impairment of certain assets. Management identified specific assets that were determined to have no future use in our operations and assets whose anticipated future cash flows have fallen below their book values. These adjustments included equipment charges and a write-down of the Kings Mountain facility, which was under construction. Equipment that was intended for the Kings Mountain facility is expected to be redeployed overseas. The write-off of an investment in an unconsolidated affiliate, whose fair value was determined to be less than its carrying value due to reduced cash flow projections, was also included in the charges.

Net Interest Expense

     Net interest expense for the third quarter ended September 30, 2001 decreased to $1.9 million, compared to $2.6 million for the same period in 2000. For the nine months ended September 30, 2001, net interest expense decreased to $5.6 million, compared to $7.1 million for the same period in 2000. The decrease in net interest expense was primarily due to a lower long-term debt balance at September 30, 2001, compared to September 30, 2000.

Income Taxes

     Our effective tax rate was 37% for the third quarter and nine months ended September 30, 2001, compared to 38% for the same periods in 2000. This decrease in our effective tax rate was mainly due to specific tax savings strategies implemented late in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $123 million for the nine months ended September 30, 2001, compared to $33 million for the same period in 2000. This year-over-year increase in operating cash flow primarily resulted from reduced working capital on lower sales volume.

     Working capital was $193 million at September 30, 2001, compared to $209 million at December 31, 2000. The decrease primarily relates to lower accounts receivable due to declining sales. We believe that working capital levels are appropriate to support current levels of orders and backlog. We had an order backlog of approximately $39 million as of September 30, 2001, compared to $156 million as of December 31, 2000. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. In some cases, unfilled orders may be cancelled prior to shipment of goods. Backlog includes only orders for products scheduled to be shipped within six months.

     During the nine months ended September 30, 2001, we invested $59 million in property, plant and equipment compared to $79 million during the same period in 2000. As of September 30, 2001, we had committed funds of nearly $5 million under purchase orders and contracts for completion of existing capacity related projects. In response to current market conditions, we intend to continue evaluating all aspects of our business, including the timing and location of capacity needs. We expect capital expenditures for equipment and facilities in 2001 to be approximately $70-$80 million, with the majority of funds invested in global capacity expansion projects. We currently expect capital expenditures to be in the range of $30-$40 million in 2002, depending upon business conditions.

     Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and funds available under long-term credit facilities. We currently have $350 million of available borrowing capacity under our revolving credit agreement, which expires in December 2002. We owed long-term debt of $196 million, or 33% of our book capital structure, defined as long-term debt and total stockholders' equity, as of September 30, 2001, compared to $227 million, or 38% of our book capital structure as of December 31, 2000. The decrease in long-term debt was due to the repayment of $30 million under our revolving credit agreement and the first two quarterly principal payments and favorable impact of foreign exchange rate fluctuations on our 15 million eurodollar term loan.

     Based upon our analysis of our consolidated financial position and the expected results of our operations in the future, we believe that we will have sufficient cash flows from future operations and the financial flexibility to attract both short-term and long-term capital on acceptable terms as may be needed to fund operations, capital expenditures and other currently anticipated growth objectives. There can be no assurance, however, that future industry-specific developments, general economic trends or other situations will not adversely affect our operations or ability to meet cash requirements.

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

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks in accordance with the requirements of SFAS No. 133, whenever management determines their use to be reasonable and practical. Our exposure associated with these market risks has not materially changed since December 31, 2000. However, we did repay $30 million of variable rate debt on our revolving credit agreement in the first quarter of 2001 and approximately $1 million of variable rate debt on our Eurodollar Credit Agreement, somewhat reducing our exposure to interest rate risk. In addition, we have not acquired any new derivative financial instruments since December 31, 2000 or terminated any derivative financial instruments that existed at that date.


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

                        PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.

         99.   Forward-Looking Information

(b)      Reports on Form 8-K filed during the three months ended September
         30, 2001:

         On July 24, 2001 we filed a current report on Form 8-K announcing our second quarter 2001 results and an agreement with The Furukawa Electric Co., Ltd. of Japan to form two joint ventures to acquire certain fiber cable and transmission fiber assets of the Optical Fiber Solutions Group of Lucent Technologies Inc.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      COMMSCOPE, INC.

November 14, 2001     /s/ Jearld L. Leonhardt
------------------    ----------------------------------------------------
Date                  Jearld L. Leonhardt
                      Executive Vice President and Chief Financial Officer
                      Signing both in his capacity as Executive Vice
                      President on behalf of the Registrant and as
                      Chief Financial Officer of the Registrant