Form 10-K
period 2001-12-31
COMMSCOPE INC
filed 2002-03-27
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                ___________________________________________

                                 FORM 10-K
(Mark One)
|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2001
                                     OR
|_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to _______

                     Commission file number: 001-12929

                              CommScope, Inc.
           (Exact name of registrant as specified in its charter)

                Delaware                            36-4135495
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

       1100 CommScope Place, S.E.
              P.O. Box 339
        Hickory, North Carolina
                                                      28602
(Address of principal executive offices)            (Zip Code)

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

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1.1 billion as of March 22, 2002 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. As of March 22, 2002 there were 61,717,159 shares of the Registrant's Common Stock outstanding.

                    Documents Incorporated by Reference

      Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part Ill hereof.

                                   PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, references to "CommScope, Inc.," or "we," "us," or "our" are to CommScope, Inc. and its direct and indirect subsidiaries, including CommScope Inc. of North Carolina, on a consolidated basis.

GENERAL

     We are a leading worldwide designer, manufacturer and marketer of a broad line of coaxial, fiber optic, and other high-performance electronic cable products for cable television, telephony, Internet access and wireless communications. We believe that we supplied over 50% of all coaxial cable purchased in the United States in 2001 for broadband cable networks using Hybrid Fiber Coax (HFC) architecture. We believe we are also the largest manufacturer and supplier of coaxial cable for HFC cable networks in the world. We are also a leading supplier of fiber optic cables primarily for HFC cable networks and have developed specialized, proprietary fiber optic products for telecommunications applications. We are a leading supplier of coaxial cable for telephone central office switching and transmission applications, as well as video distribution applications such as satellite television and security surveillance. In addition, we have developed an innovative line of coaxial cables for wireless communication infrastructure applications that have superior performance characteristics compared to traditional cables. We are also a leading provider of high-performance premise wiring for local area networks. We sell our products to approximately 2,100 customers in more than 85 countries.

     For the year ended December 31, 2001 our revenues were $738 million and our net income was $27.9 million. During this period, approximately 80% of our revenues were for HFC cable networks and other video applications, 8% were for wireless, central office and other telecommunications applications and 12% were for local area network premise wiring applications. International sales were approximately 23% of our revenues during this period. For further discussion of current and prior year domestic and international revenues, see Items 7 and 8 of this Form 10-K.

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

     o regional clustering of cable systems that will facilitate the delivery of advanced services such as telephony; and

     o increased demand for high bandwidth optical fibers for metro and local access applications.

     Effective November 16, 2001, we acquired, through our indirect wholly-owned subsidiary CommScope Optical Technologies, Inc. ("CommScope Optical"), an approximate 18.4% interest in OFS BrightWave, LLC, a Delaware limited liability company ("BrightWave") formed by us and The Furukawa Electric Co., Ltd. ("Furukawa") to acquire certain fiber cable and transmission fiber assets of the Optical Fiber Solutions Group ("OFS Group") of Lucent Technologies Inc. ("Lucent").

     The joint venture investment will provide us with an interest in one of the world's largest producers of optical fiber and cable. We believe this investment and other arrangements with Furukawa:

     o Create a strategic partner in the manufacture of optical fiber and fiber optic cable

     o Enhance our technology platform with cross licenses for use of key intellectual property

     o Establish an attractive supply arrangement for optical fiber, including premium fiber

     o Provide an opportunity to expand our sales of fiber optic cable to cable television Multiple System Operators (MSOs)

     We issued 10.2 million shares of our common stock to Lucent for an aggregate amount of $203,388,000 in lieu of a portion of the cash purchase price payable by Furukawa to Lucent pursuant to an asset and stock purchase agreement entered into in connection with the acquisition of a portion of Lucent's OFS Group. Of this amount, $173,388,000 represents our capital contribution to BrightWave and the remaining $30,000,000 is in the form of a revolving loan from CommScope Optical to BrightWave. An indirect wholly-owned subsidiary of Furukawa owns the remaining 81.6% equity interest in BrightWave.

BUSINESS STRATEGY

     We have adopted a growth strategy to expand and strengthen our current market position as the leading worldwide supplier of coaxial cable for broadband communications. The principal elements of our growth strategy are:

     BUILD UPON THE STRENGTHS OF BRIGHTWAVE AND ITS AFFILIATES TO EXPAND OUR PRODUCT OFFERINGS. Currently, we offer a broad range of cable products for the cable television, wireless and LAN markets, and access to the production of BrightWave and its affiliates will augment our coaxial cable product line with a full line of fiber optic cables. During 2001, we sold more than $110 million of fiber optic cable products worldwide, primarily to broadband, cable television customers. We expect the addition of a broader line of fiber optic cable products provides us an opportunity to expand our sales of fiber optic cable to these customers.

     BENEFIT FROM WORLDWIDE HFC PARADIGM SHIFT. A vast majority of video networks worldwide, such as cable service providers, have adopted the HFC cable network architecture for video service delivery.

     We believe that the HFC cable network architecture provides the most cost-effective bandwidth for multi-channel video, voice and data into homes around the world. This architecture enables both cable and other telecommunications service providers to offer new services such as high-speed Internet access, video on demand, Internet protocol telephony, high-definition television and other interactive services. Further growth is expected as companies build-out and upgrade their networks in the global marketplace. We believe our ability to offer a complete suite of cable products, including optical fiber supplied by BrightWave and its affiliates, positions us to be the "supplier of choice" to developers and operators of HFC networks.

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

     We have developed specialized coaxial (Power Feeder(R)) and fiber optic (Fiber Feeder(TM)) cables for distribution and telephony applications in HFC cable networks and have developed Cell Reach(R), a patented copper coaxial cable solution for the wireless antenna market and UltraPipe(TM), a high-end local area network cable product targeted for high-speed local area network applications. We have also developed a number of broadband cables for other wireless applications. Our ability to offer proprietary products, which is expected to be enhanced through access to the intellectual property and research and development expertise of BrightWave and its affiliates, allows us to maintain our leadership position in our existing markets and expand to serve new markets.

     CONTINUOUSLY IMPROVE OPERATING EFFICIENCIES. We invested approximately $250 million in the development and acquisition of state-of-the-art manufacturing facilities and new technologies during the past four fiscal years. These investments help to increase our capacity and operating efficiencies, improve management control and provide more consistent product quality. As a result, we believe we are one of the few manufacturers capable of satisfying volume production, time-to-market, and technology requirements of customers for coaxial cable in the communications industry. We believe that our breadth and scale permit us to cost-effectively invest in improving our operating efficiency through investments in engineering and cost-management programs. We intend to capture additional value in the supply chain through ongoing vertical integration projects. We have completed an aggressive three year capital expenditure program and expect future capital expenditures to be below depreciation and amortization for the next few years.

     EXPAND OUR GLOBAL PLATFORM. We believe that the worldwide demand for video and data services, the large number of television households outside the United States and relatively low penetration rates for cable television in most countries provide significant long-term opportunities. We have become a major supplier of coaxial cable for the cable television and broadband services industries in international markets, principally Europe, Latin America and the Pacific Rim. In 2001 we had approximately 280 international customers in more than 85 countries, representing approximately $173 million or approximately 23% of our 2001 revenue. We support our international sales efforts with sales representatives based in Europe, Latin America and the Pacific Rim. In 1999, we acquired the Alcatel Cable Benelux, S.A. coaxial cable business in Seneffe, Belgium. With this acquisition, we believe we became the largest manufacturer and supplier of coaxial cable for HFC cable networks in Europe. This acquisition strengthened our position as a supplier for the expected telecommunications upgrade and rebuild activity in Germany, Spain and other European countries. During 2001, we increased the capability and efficiency of our Belgium facility for HFC related products and established capabilities for the manufacture of products for wireless applications in late 2001.

     During the fourth quarter of 2001, we completed the renovation of a purchased facility in Brazil, which currently provides approximately 283,000 square feet of manufacturing and office space. This facility manufactures products for both HFC and wireless applications, primarily for sale to the Latin American market.

     Although there is current uncertainty in international markets, we believe that we are well positioned to benefit over the long term from future international growth opportunities. As broadband HFC networks expand globally, CommScope intends to acquire and open facilities in countries that we believe have strategic value, particularly in Asia/Pacific Rim. We believe in-country manufacturing is important because it moves us closer to international customers, it can lower taxes and tariffs and provides the opportunity to improve customer service.

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

PRODUCT GROUPS

     We manufacture and sell cable for three broad product groups, which are similar in nature and share similar production processes, customers, distribution channels and regulatory environments:

     o    Broadband (cable television) and Other Video applications;

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

     The construction, expansion and upgrade of cable systems require significant capital investment by cable operators. Cable television system operators have been significant borrowers from the credit and capital markets. Therefore, capital spending within the domestic cable television industry has historically been cyclical, depending to a significant degree on the availability of credit and capital. The cable television industry has also been subject to varying degrees of both national and local government regulation, most recently the Telecom Act and the 1992 Cable Act, and their implementing regulations adopted in 1993 and 1994 and thereafter. The regional Bell operating companies and other telephone service providers have generally been subject to regulatory restrictions which prevented them from offering cable television service within their franchise telephone areas. However, the Telecom Act removes or phases out many of the regulatory and sale restrictions affecting cable television system operators and telephone operating companies in the offering of video and telephone services. We believe that the Telecom Act, the implementing regulations and case-law decisions will generally encourage competition among cable television system operators, telephone operating companies and other communications companies in offering video, telephone and data services such as Internet access to consumers, and that providers of such services will upgrade their present communications delivery systems.

     INTERNATIONAL MARKETS. Cable system designs using HFC technology are increasingly being used in international markets with low cable television penetration. Based on industry trade publications and reports from telecommunications industry analysts, we estimate that there are more than 800 million television households worldwide, including roughly 490 million in the Asia/Pacific Rim region, roughly 250 million in Europe and nearly 100 million in the Latin America/Caribbean region, among others. This compares to approximately 100 million television households in the United States. We estimate that roughly 45% of the television households in Europe subscribe to some form of multichannel television service compared to subscription rates of nearly 85% in the United States. Based upon such sources, we estimate that subscription rates in the Asia/Pacific Rim and Latin America/Caribbean markets are even lower at roughly 35% and 20%, respectively.

     As of December 31, 2001 we had sales in more than 95 countries. We have penetrated the international marketplace through a field sales organization and through a network of distributors and agents located in major countries where we do business. In addition to new customers developed by our network of distributors and sales representatives, many large U.S. cable television operators, with whom we have had long established business relationships, are active investors in cable television systems outside the United States.

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

     WIRELESS COMMUNICATIONS MARKET. We believe that the deployment of wireless communications systems throughout the United States and the rest of the world presents a growth opportunity for us. Semi-flexible coaxial cables are used to connect the antennae located at the top of wireless antenna towers to the radios and power sources located adjacent to or near the antenna site. Over the past few years, we developed the patented Cell Reach(R) products, a line of copper shielded semi-flexible coaxial cable and related connectors and accessories to address this market. Cell Reach has been installed in thousands of wireless base stations with leading service providers such as Nextel Communications, Inc., Sprint Corporation and certain Sprint affiliates and certain AT&T affiliates.

     We have expanded manufacturing capacity for this product line and are in the process of establishing further international sales capabilities. During 2001, we expanded our global capacity in the wireless market and now have production capability in Latin America and Europe.

     CommScope also manufactures other broadband coaxial cables, fiber optic cables and twisted pair cables that are used for various wireless applications, including Third Generation Wireless (3G), Personal Communications Systems (PCS), Global System for Mobile Communications
(GSM), Universal Mobile Telecommunications  (UMTS), Cellular,  Multichannel
Multipoint Distribution Service (MMDS), Local Multipoint Distribution System (LMDS), land mobile radio, paging and in-building wireless applications. During 2001, we continued to develop specialized coaxial cables for these applications, including the ExtremeflexTM product line which are highly flexible low loss 50 ohm coaxial cables adapted from CommScope's patented, highly successful digital BroadBand QR(R) product line. In addition, we achieved TL 9000 registration for our wireless products at our Cable Technology Center in Newton, North Carolina. The TL 9000 certification is an internationally recognized quality system standard, which we believe demonstrates our quality commitment to our wireless customers.

     However, we expect ongoing aggressive competition from larger, well-established companies with significant financial resources, brand recognition in the cellular market and established marketing channels for coaxial cable and accessories.

     LOCAL AREA NETWORK MARKET. The proliferation of personal computers, and more broadly the practice of distributed computing, has created a need for products which enable users to share files, applications and peripheral equipment such as printers and data storage devices. Local area networks, typically consisting of at least one dedicated computer (a "server"), peripheral devices, network software and interconnecting cables, were developed in response to this demand. We manufacture a variety of twisted pair, coaxial and fiber optic cables to transmit data for local area network applications. The most widely used cable design for this application consists of four high-performance twisted pairs that are capable of transmitting data at rates in excess of 100 mbps. We focus our products and marketing on cables with enhanced electrical and physical performance such as our UltraPipe (TM) unshielded twisted pair. We believe that UltraPipe cable is among the highest performing unshielded twisted pair cables in the industry. During 2001, we expanded our presence as a fiber optic supplier to the LAN market. We believe that access to fiber optic products from BrightWave and its affiliates will provide us an opportunity to increase our sales of fiber optic cable to LAN customers. Copper and fiber optic composite cables are frequently combined in a single cable to reduce installation costs and support multimedia applications.

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

     For example, during 2001 we substantially completed certain aspects of strategic vertical integration projects for bimetallic wire fabrication and fine wire drawing and currently produce a significant portion of our needs internally.

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

     BRIGHTWAVE OPTICAL FIBER AND FIBER OPTIC CABLE. Our equity-method investee, BrightWave, is one of the world's largest manufacturers of optical fiber and fiber optic cable. Brightwave produces application-specific fiber and fiber optic cable for voice, data and video transmission deployed in both long-haul and short-haul communications networks. BrightWave sells cable primarily to large telecommunications service providers including certain Regional Bell Operating Companies (RBOCs). BrightWave manufactures fiber under a contract manufacturing agreement for OFS Fitel, LLC ("Fitel") a wholly owned subsidiary of Fitel USA. Fitel USA's ultimate parent is Furukawa.

     BrightWave is headquartered in Norcross, Georgia and operates production facilities in the United States, Brazil and Germany. While a majority of sales are expected to be generated in North America, BrightWave markets and sells its products in Asia/Pacific Rim, Latin America, and the Europe.

     As a contract manufacturer to Fitel, BrightWave produces application-specific fibers, such as TrueWave, AllWave, and UltraWave, which are used in terrestrial long haul, metro and LAN applications. BrightWave has a worldwide reputation for high capacity and industry-leading fiber designs. The combined optical fiber production capabilities of BrightWave and Fitel, together, rank them as the world's second largest producer of optical fiber and cable.

     Manufacturing fiber optic cable consists of two basic steps: creating a rod, also called a core preform or a blank, of very pure glass and then heating the preform and drawing it into a thin fiber. After drawing, the fiber is coated with a protective jacket and wound on a spool. Individual fibers are often wrapped or packaged with other fibers to form cables consisting of up to 864 stands of fiber. After manufacturing the fiber itself, the fiber is packaged in a cable in various combinations of fiber types and quantities to form a fiber optic cable that is sold to customers.

     BrightWave produces fiber optic cables in a broad range of fiber types, fiber bundling, fiber counts and sheath designs. These cable products provide state of the art terabit transport in configurations up to 864 fibers in ribbons for dense metro and long haul routes and smaller ribbons or loose fiber bundles for last mile applications.

     BrightWave's customers compete in markets characterized by rapid technological changes, decreasing product life cycles, price competition and increased user applications. These markets have experienced significant expansion in the number and types of products and services they offer to end-users, particularly in personal computing, portable access communication devices and expanded networking capability.

     BrightWave's primary competitors include Corning, Pirelli, Alcatel and several Japanese-based competitors. While the optical fiber industry has major barriers to entry, including capital and intellectual property, current market conditions are extremely difficult. Due primarily to the difficult market environment for certain telecommunications products and challenging global economic conditions, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products during 2002. Based on these factors, we expect that BrightWave will incur losses for 2002.

RESEARCH AND DEVELOPMENT

     Our research, development and engineering expenditures for the creation and application of new and improved products and processes were $7 million, $18 million and $8 million for the years ended December 31, 2001, 2000, and 1999, respectively. We focus our research and development efforts primarily on two areas:

     o those product areas that we believe have the potential for broad market applications and significant sales within a one-to-three year period; and

     o    new manufacturing technologies to achieve cost reductions.

     During 2001, our major projects consisted primarily of research and engineering activity related to the production of copper clad metals required to advance the design of those materials and related processes to the point that they meet specific functional and economic requirements and are ready for full scale manufacturing. We have undertaken these projects in an effort to reduce materials costs and reliance on limited sources of key raw materials. In addition, we entered into cross-licensing arrangements with Furukawa in 2001, providing us with access to key technology for communications cable, especially fiber optic cable, that has taken years to develop.

     The widespread deployment of broadband services and HFC cable systems is expected to provide opportunities for us to enhance our coaxial cable product lines and to improve our manufacturing processes.

SALES AND DISTRIBUTION

     We market our products worldwide through a combination of more than 140 direct sales, territory managers and manufacturers' representative personnel. We support our sales organization with regional service centers in: Alabama; Nevada; North Carolina; Puerto Rico; Australia; Belgium; Brazil and England. In addition, we utilize local inventories, sales literature, internal sales service support, design engineering services and a group of product engineers who travel with sales personnel and territory managers and assist in product application issues, and conduct technical seminars at customer locations to support our sales organization. We have expanded our global presence through our acquisition of Europe's largest manufacturer of cable television coaxial cable and our establishment of a manufacturing and distribution facility in Brazil.

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

     Cable television services in the United States are provided primarily by cable television system operators. It is estimated that the six largest cable television system operators account for more than 70% of the cable television subscribers in the United States. The major cable television system operators include such companies as AT&T, AOL Time Warner, Comcast, Charter Communications, Cox Communications and Adelphia Communications. Many of the major cable television system operators are our customers, including those listed above. During the years ended December 31, 2001 and 2000 no customer accounted for 10% or more of our net sales. During the year ended December 31, 1999, AT&T and its affiliates accounted for approximately 10% of our net sales. No other customer accounted for 10% or more of our net sales in 1999.

PATENTS

     We pursue an active policy of seeking intellectual property protection, namely patents, for new products and designs. We hold 70 patents worldwide and have 93 pending applications. We consider our patents to be valuable assets, but no single patent is material to our operations as a whole. We intend to rely on our proprietary knowledge, trade secrets and continuing technological innovation to develop and maintain our competitive position.

     We have entered into cross-licensing arrangements with Furukawa in 2001, providing us with access to key technology for communications cable, especially fiber optic cable.

BACKLOG

     At December 31, 2001, 2000, and 1999, we had an order backlog of approximately, $22 million, $156 million, and $104 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. In some cases, unfilled orders may be canceled prior to shipment of goods; but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

COMPETITION

     We encounter competition in substantially all areas of our business. We compete primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than we do, as well as medium to small companies. We also face competition from certain smaller companies that have concentrated their efforts in one or more areas of the coaxial cable market. We believe that we enjoy a strong competitive position in the coaxial cable market due to our position as a low-cost, high-volume coaxial cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. We also believe that we enjoy a strong competitive position in the electronic cable market due to our large direct field sales organization within the local area network group, the comprehensive nature of our product line and our long established reputation for quality.

RAW MATERIALS

     In the manufacture of coaxial and twisted pair cables, we process metal tubes, tapes and wires including bimetallic center conductors (wires made of aluminum or steel with thin outer skins of copper) that are fabricated from high-grade aluminum, copper and steel. Most of these fabricated metal components are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We have adopted a hedging policy pursuant to which we may, from time to time, attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Other major raw materials we use include polyethyelenes, polyvinylchlorides, FEP and other plastic insulating materials, optical fibers, and wood and cardboard shipping and packaging materials (some of which are available only from limited sources).

     In 2001, approximately 7% of our raw material purchases were for bimetallic center conductors for coaxial cables, nearly all of which were purchased from Copperweld Corporation. We are working toward a long term supply arrangement with Copperweld for certain bimetallic center conductors for 2002 and 2003. If we are unable to continue to purchase the necessary quantities of bimetallic center conductors, we may be unable to obtain these raw materials on commercially acceptable terms from another source. During 2001, we produced a significant portion of our bimetallic center conductor requirements internally. However, there are few, and limited, alternative sources of supply for these raw materials. Management believes that our expected supply arrangement with Copperweld, together with our increasing internal production of bimetallic center conductors, addresses concerns regarding the continuing availability of these key materials and enhances our ability to support the demand for broadband cable. Although the parent of Copperweld has filed for Chapter 11 debtor-in-possession reorganization, management does not believe this will affect the Company's supply arrangement with Copperweld. However, the loss of Copperweld as a supplier of bimetallic center conductors, Copperweld's inability to supply, and/or our failure to manufacture or adequately expand our internal production of these products, could have a material adverse effect on our business and financial condition.

     In addition, we purchase fine aluminum wire from a limited number of suppliers. Fine aluminum wire is a smaller raw material purchase than bimetallic center conductors and we produced a significant portion of our requirements internally. However, neither of these major raw materials could be readily replaced in sufficient quantities if all supplies from the respective primary sources were disrupted for an extended period and we were unable to expand production of these products internally. In such event, there could be a materially adverse impact on our financial results.

     Additionally, FEP is the primary raw material used throughout the industry for producing flame retarding cables for local area network applications. There are few worldwide producers of FEP and market supplies have been periodically limited over the past several years. Availability of adequate supplies of FEP will be critical to future local area network cable sales growth.

     Optical fiber is a primary material used for making fiber optic cables. There are few worldwide suppliers of optical fiber. Availability of adequate supplies of optical fiber will be critical to future fiber optic cable sales growth. We believe that our ownership in BrightWave and the optical fiber supply arrangement with a BrightWave affiliate address concerns about continuing availability of these materials and enhances our ability to support the demand for broadband cable.

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

EMPLOYEES

     At December 31, 2001, we employed approximately 3,100 people. Substantially all employees are located in the United States. We also have employees in foreign countries, including those located in Belgium and Brazil. We believe that our relations with our employees are satisfactory.

ITEM 2.  PROPERTIES

     Our principal administrative, production and research and development facilities are located in the following locations:

     The Hickory, North Carolina facility occupies approximately 85,000 square feet under a lease expiring in 2005 with up to two additional five-year renewal terms, which may be granted at the option of the lessor. We recently consolidated our executive offices, sales office and customer service department and certain corporate and administrative functions in this new leased facility.

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

     The Seneffe, Belgium, facility occupies approximately 134,000 square feet, including a warehouse, and is owned by us. The Seneffe facility houses certain coaxial cable manufacturing and sales activities for HFC, wireless and other applications.

     The Newton, North Carolina facility occupies approximately 455,000 square feet of wireless cable manufacturing, office and warehouse space and is owned by us. This facility houses some of our administrative, engineering, and research and development functions as well as manufacturing and sales activities for our wireless products group.

     The Sparks, Nevada facility occupies approximately 225,500 square feet under a lease expiring in 2003 with additional renewal terms available. The Sparks facility manufactures cable-in-conduit products and houses regional service and distribution activities.

     The Jaguariuna, Brazil facility occupies approximately 283,000 square feet of manufacturing and office space and is owned by us. The Jaguariuna facility houses certain coaxial cable manufacturing and sales activities for HFC, wireless and other applications.

     We own a 259,000 square-foot facility in Kings Mountain, North Carolina that we recently constructed, but are currently not using. This property is currently being offered for sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the three months ended December 31, 2001.

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "CTV." The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

                                                Common Stock
                                                 Price Range
                                          --------------------------
                                             High           Low
                                          -----------    -----------

2000
First Quarter                              $ 49.38        $ 30.75
Second Quarter                             $ 50.13        $ 32.63
Third Quarter                              $ 40.31        $ 22.63
Fourth Quarter                             $ 26.88        $ 15.25

2001
First Quarter                              $ 22.50        $ 14.75
Second Quarter                             $ 26.80        $ 15.00
Third Quarter                              $ 24.45        $ 15.66
Fourth Quarter                             $ 22.91        $ 16.50




     As  of  March  22,  2002,   the   approximate   number  of  registered
stockholders of record of our common stock was 669.

     We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Certain of our debt and lease agreements contain limits on our ability to pay cash dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)


                                                                    Year Ended December 31,
                                                -------------------------------------------------------------
                                                   2001        2000          1999        1998         1997
RESULTS OF OPERATIONS:
Net sales                                       $738,498     $950,026     $748,914     $571,733     $599,216
Gross profit                                     179,644      251,054      200,106      134,593      141,000
Operating income                                  62,874      146,051      117,517       72,843       79,182
Net income                                        27,865       84,887       68,077       39,231       37,458
Pro forma net income (1)                              --           --           --           --       34,604

NET INCOME PER SHARE
    INFORMATION (1):
Weighted average number of
    shares outstanding:
    Basic                                         52,692       51,142       50,669       49,221       49,107
    Assuming dilution                             53,500       56,047       52,050       49,521       49,238
Net income per share:
    Basic                                       $   0.53     $   1.66     $   1.34     $   0.80      $  0.70
    Assuming dilution                           $   0.52     $   1.60     $   1.31     $   0.79      $  0.70

BALANCE SHEET DATA:
Cash and cash equivalents                       $ 61,929     $  7,704     $ 30,223     $  4,129      $ 3,330
Property, plant and equipment, net               277,169      251,356      181,488      135,082      133,235
Total assets                                     889,005      721,182      582,535      465,327      483,539
Working capital                                  199,125      209,104      146,952       93,982      112,786
Long-term debt, including
    current maturities                           194,569      227,436      198,402      181,800      265,800
Stockholders' equity                             606,514      374,520      281,344      203,972      150,032

OTHER INFORMATION:
Operating cash flows                            $158,168     $ 44,924     $ 79,419     $ 82,971      $59,688
Depreciation and amortization                     40,529       35,799       29,295       24,662       21,677
Capital expenditures                              70,841       98,640       57,149       22,784       29,871

       (1) We, through our wholly owned subsidiary CommScope, Inc. of North Carolina ("CommScope NC"), were formerly a wholly owned indirect subsidiary of General Instrument Corporation with no separately issued or outstanding equity securities prior to the spin-off on July 28, 1997. On the date of the spin-off, through a series of transactions and stockholder dividends initiated by General Instrument, CommScope NC became our wholly owned subsidiary. The unaudited pro forma information for 1997 has been prepared utilizing the historical consolidated statements of income of CommScope NC adjusted to reflect a net debt level of $275 million at January 1, 1997 at an assumed weighted average borrowing rate of 6.35% plus the amortization of debt issuance costs associated with the new borrowings and a total of 49.1 million common shares outstanding and 49.2 million common and potential common shares outstanding for basic and diluted earnings per share, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

     CommScope, Inc., through its wholly owned subsidiaries and equity method investee, operates in the cable manufacturing business with manufacturing facilities located in the United States, Europe and Latin America. We are a leading worldwide designer, manufacturer and marketer of a wide array of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access and wireless communications. We believe we are the world's largest manufacturer of coaxial cable for hybrid fiber coax (HFC) broadband networks. We are also a leading supplier of coaxial, twisted pair and fiber optic cables for premise wiring (local area networks), wireless and other communication applications.

     Effective November 16, 2001, we acquired an 18.4% ownership interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber cable venture between us and The Furukawa Electric Co., Ltd. ("Furukawa"). OFS BrightWave was formed to operate a portion of the optical fiber and fiber cable business ("OFS Group") acquired from Lucent Technologies Inc. ("Lucent"). We issued 10.2 million shares of CommScope, Inc. common stock, valued at $203.4 million, to Lucent in lieu of a portion of the purchase price payable by Furukawa for the acquisition of a portion of Lucent's OFS Group. Of the amount paid by us, $173.4 million represented a capital contribution in exchange for our 18.4% equity interest in OFS BrightWave and $30 million represented a loan from one of our wholly owned subsidiaries to OFS BrightWave. The remaining 81.6% equity interest in OFS BrightWave is owned by an indirect wholly owned subsidiary of Furukawa. The businesses acquired include transmission fiber and cable manufacturing capabilities at a 2.9 million square foot facility in Norcross, Georgia, as well as facilities in Germany and Brazil and an interest in a joint venture in Carrollton, Georgia. We expect our investment in OFS BrightWave and other arrangements with Furukawa to provide access to optical fiber, including premium fiber, under a supply agreement, enhance our technology platform with access to key intellectual property, and create a strategic partner in optical fiber and fiber cable manufacturing.


CRITICAL ACCOUNTING POLICIES

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes discussion and analysis of our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary.
Significant accounting estimates reflected in our financial statements include the allowance for doubtful accounts, inventory excess and obsolescence reserves, warranty and distributor price protection reserves, reserves for sales returns, discounts, allowances, and rebates, income tax valuation allowances, and impairment reviews for investments, fixed assets, goodwill and other intangibles. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

     Management believes the following critical accounting policies require its more significant judgments and estimates used in the preparation of its consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management's estimates related to doubtful accounts. We record estimated reductions to revenue for customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel, and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased estimates of sales returns and allowances and potential distributor price protection incentives, resulting in incremental reductions to revenue. We maintain allowances for excess and obsolete inventory. These estimates are based on management's assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust production levels in response to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required. Management reviews goodwill, intangible assets, investments, and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected to arise from these assets. Future cash flows may be adversely impacted by operating performance, market conditions, and other factors. If an impairment is indicated by this analysis, the impairment charge to be recognized, if any, would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management's estimates and forecasts, additional impairment charges could be required. Discussion of 2001 impairment charges is located under the heading "Impairment charges for fixed assets and investments" within the "Comparison of results of operations for the year ended December 31, 2001 with the year ended December 31, 2000." See also discussion of new standards for testing goodwill and other identifiable intangible assets for impairment under "Newly Issued Accounting Standards."


FINANCIAL HIGHLIGHTS

For the three-year period 1999-2001, we reported the following results (in thousands, except per share amounts):


                                                                Year Ended December 31,
                                                --------------------------------------------------------
                                                      2001               2000               1999
                                                -----------------  ------------------ ------------------

Net income                                         $ 27,865            $ 84,887          $ 68,077
Net income per share - assuming dilution               0.52                1.60              1.31

     Net income for the year ended December 31, 2001 included pretax charges of $13 million, or $0.18 per diluted share, net of tax, related to impairment of certain fixed assets, including our Kings Mountain facility and an investment in a wireless infrastructure project management company, now in the process of being liquidated. The tax benefit of the capital loss arising from impairment of this investment has been offset by a valuation allowance due to uncertainty about our ability to utilize this tax deduction. These impairment charges were primarily the result of challenging industry conditions which prompted management to make certain estimates and assumptions in order to determine if the carrying values of these assets may not be fully recoverable.

     Also included in net income for the year ended December 31, 2001 were pretax charges of approximately $8 million, or $0.09 per diluted share, net of tax, representing financing and formation costs related to our investment in OFS BrightWave. These pretax charges were incurred prior to restructuring the joint venture arrangements with Furukawa related to the acquisition of Lucent's OFS Group and are not capitalizable as part of our investment in the restructured venture. See further discussion under "Terminated acquisition costs."

     Net income for the year ended December 31, 2000 included a pretax gain of $517 thousand related to the final liquidation of a closed Australian joint venture. This joint venture was completely dissolved as of December 29, 2000, when the deregistration period required by Australian legal authorities expired.

     Our consolidated  financial statements and related notes,  included in
Item 8, should be read as an integral part of the financial highlights and the following financial review.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 WITH THE YEAR ENDED DECEMBER 31, 2000


NET SALES

     Net sales for the year ended December 31, 2001 decreased $211.5 million or 22% to $738.5 million, from 2000. The decrease in net sales was mainly due to deteriorating global economic conditions which resulted in declining demand and competitive pricing pressures for some product lines both domestically and internationally.

     The following table presents (in millions) our revenues by broad product group as well as domestic versus international sales for the years ended December 31, 2001 and 2000:

                                                  2001 Net     % of 2001 Net    2000 Net      % of 2000
                                                    Sales          Sales          Sales       Net Sales
                                                ----------------------------------------------------------

Broadband/Video Products                            $588.3          79.7 %      $ 723.8          76.2 %
LAN Products                                          88.3          12.0           85.3           9.0
Wireless & Other Telecom Products                     61.9           8.3          140.9          14.8
                                                ----------------------------------------------------------
     Total worldwide sales                          $738.5         100.0 %      $ 950.0         100.0 %
                                                ==========================================================

Domestic sales                                      $565.2          76.5 %      $ 717.6          75.5 %
International sales                                  173.3          23.5          232.4          24.5
                                                ----------------------------------------------------------
     Total worldwide sales                          $738.5         100.0 %      $ 950.0         100.0 %
                                                ==========================================================

     For the year ended December 31, 2001, international sales decreased $59.1 million, or 25%, to $173.3 million, from 2000, with sales down year over year in all regions primarily due to the difficult global environment. While we believe that near term international sales will be depressed until the global economy improves, we remain optimistic about the long-term global opportunities for broadband cable. During 2001, we opened a new manufacturing facility in Brazil, which we expect will enhance our competitive position in Latin America, especially when this region's economy improves.

     Net sales of broadband and other video distribution products ("Broadband/Video Products") for the year ended December 31, 2001 decreased $135.5 million, or 19%, to $588.3 million, from 2000. The decrease was primarily attributable to lower sales volumes, and was significantly affected by the downturn in international demand. Increases in sales to most of the large domestic broadband service providers were more than offset by substantial decreases in sales to alternate service providers and to AT&T Broadband. Domestic Broadband/Video sales decreased approximately

16% year over year. The decrease in Broadband/Video Products sales volume was somewhat offset by modest price increases for certain HFC products. Sales were also positively affected by a favorable shift in product mix resulting from sales of fiber optic cable, primarily for broadband applications, which represented approximately 15% of total sales in 2001. However, sales of fiber optic cable slowed during the second half of 2001 as a result of challenging market conditions and competitive pricing pressures. While we expect the market for fiber optic cable to remain difficult during 2002, we believe that our ability to offer both coaxial and fiber optic cable, as well as other types of communications cables, continues to be an important competitive advantage. We also believe that we will benefit in 2002 from the anticipated increase in infrastructure spending announced by AT&T Broadband.

     Net sales of local area network and other data application products ("LAN Products") for the year ended December 31, 2001 increased $3.0 million, or 4%, to $88.3 million, from 2000. The increase was primarily due to a favorable shift to more enhanced products at higher unit prices, offset by a decline in unit volume. Net pricing was not a significant factor in the year-over-year increase in sales of LAN Products. We began implementing a comprehensive performance improvement plan for our LAN Products group during the fourth quarter of 2000. This plan included, among other things, reorganizing LAN sales and operational management as well as ongoing efforts to reduce distribution channel inventory, improve efficiency, and increase the velocity of the manufacturing and distribution cycle. This reorganization resulted in growth in both sales and profitability of our LAN Products and we believe it has improved our ability to provide world-class network cabling solutions to our domestic customers.

     Net sales of wireless and other telecommunications products ("Wireless and Other Telecom Products") for the year ended December 31, 2001 decreased $79.0 million, or 56%, to $61.9 million, from 2000, primarily due to lower sales of Other Telecom Products related to telephone central office applications. The decrease in sales of Other Telecom Products was primarily driven by lower volumes, offset somewhat by a favorable shift in product mix. We expect ongoing softness and significant competitive pressures for these Other Telecom Products. Sales of Wireless Products were down significantly year over year primarily due to the general slowdown in telecommunications capital spending and the inability of certain customers to get financing for their projects. The decrease in sales of Wireless Products was primarily driven by lower volumes, and was impacted somewhat by an unfavorable shift in product mix. During 2001 we expanded our global capacity in the wireless market and now have production capability in Latin America and Europe. We continue to experience aggressive competition in the wireless market.

GROSS PROFIT (NET SALES LESS COST OF SALES)

     Gross profit for the year ended December 31, 2001 was $179.6 million, compared to $251.1 million for 2000, a decrease of 28%. Gross profit margin decreased over 200 basis points to 24.3% for the year ended December 31, 2001, compared to 26.4% for 2000. The decreases in gross profit and gross profit margin were primarily due to lower sales volumes. Changes in material costs did not have a significant impact on 2001 gross profit margin.


SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expense for the year ended December 31, 2001 increased $2.3 million, or 3%, to $83.5 million, from 2000. The year-over-year increase in SG&A expense was primarily due to increased charges for doubtful accounts and ongoing investment in our information technology infrastructure. We recorded charges for doubtful accounts in the amount of approximately $6.5 million in 2001 compared to $4.5 million in 2000. We believe we have taken appropriate charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances, and other relevant factors. We plan to continue investing in our information technology infrastructure in order to further differentiate our service model through technology.

     As a percentage of net sales, SG&A expense was 11.3% for the year ended December 31, 2001 compared to 8.5% for the year ended December 31, 2000. The increase in SG&A expense as a percentage of net sales was primarily due to sales declining faster than sales and marketing expenses, as well as the factors discussed above. We intend to continue to fund domestic and international sales and marketing efforts in order to enhance our competitive position around the world in anticipation of improving global economic conditions.

RESEARCH AND DEVELOPMENT

     Research and development expense as a percentage of net sales decreased to 1.0% for the year ended December 31, 2001, compared to 1.9% for the year ended December 31, 2000. This decrease was primarily due to the substantial completion of certain aspects of our vertical integration projects for bimetallic wire fabrication and fine wire drawing in 2001. During 2001, our major projects consisted primarily of research and engineering activity related to the production of copper clad metals required to advance the design of those materials and related processes to the point that they meet specific functional and economic requirements and are ready for full-scale manufacturing. We have undertaken these projects as part of our vertical integration strategy in an effort to reduce materials costs and reliance on limited sources of key raw materials. These projects were in process as of December 31, 2001 and are expected to continue into 2002. In addition, we entered into cross-licensing arrangements with Furukawa in 2001, providing us with access to key technology for communications cable, especially fiber optic cable, that has taken years to develop.


TERMINATED ACQUISITION COSTS

     Our acquisition of an 18.4% ownership interest in OFS BrightWave as of November 16, 2001 was restructured from a previously contemplated joint venture arrangement announced July 24, 2001. Under the originally contemplated arrangement, we would have formed two joint ventures with Furukawa to acquire certain fiber cable and transmission fiber assets of Lucent's OFS Group. Given the uncertain economic environment and severe downturn in the telecommunications market as well as associated difficulties in the financing markets following the September 11, 2001 tragedy, we agreed with Furukawa to restructure the joint venture arrangements, resulting in a reduced ownership participation for us. As a result of the restructuring of this venture, we recorded pretax charges of approximately $8 million, or $0.09 per diluted share, net of tax, during 2001, related to financing and formation costs of the original joint venture arrangements, which are not capitalizable as part of our investment in the restructured venture.


IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     During 2001, we took a number of steps to manage costs and evaluated all aspects of our business in response to challenging industry conditions. As a result of our review, we recorded pretax charges of approximately $13 million, or $0.18 per diluted share, net of tax, during the year ended December 31, 2001 related to the impairment of certain assets. Management identified specific assets that were determined to have no future use in our operations and assets whose anticipated undiscounted future cash flows were less than their carrying values. These impairment adjustments included equipment charges and a write-down of our Kings Mountain facility, which was under construction. Equipment that was intended for the Kings Mountain facility is expected to be redeployed overseas. The impairment charges also included the write-off of an investment in a wireless infrastructure project management company, now in the process of being liquidated, whose fair value was determined to be zero. The tax benefit of the capital loss arising from impairment of this investment has been offset by a valuation allowance due to uncertainty about our ability to utilize this tax deduction.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the year ended December 31, 2000 included a pretax gain of $517 thousand related to the final liquidation of a closed Australian joint venture. This joint venture was completely dissolved as of December 29, 2000, when the deregistration period required by the Australian legal authorities expired.

NET INTEREST EXPENSE

     Net interest expense for the year ended December 31, 2001 was $7.5 million, compared to $9.7 million for 2000. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, was 4.61% as of December 31, 2001, compared to 5.14% as of December 31, 2000. The decrease in net interest expense was primarily due to lower average outstanding balances on long-term debt and lower variable interest rates.


INCOME TAXES

     Our effective income tax rate was 37% for the year ended December 31, 2001 compared to 38% for 2000. The decrease in our effective income tax rate was primarily a result of certain tax savings strategies. The benefit of these strategies was offset by valuation allowances established for deferred tax assets related to a capital loss carryforward on an investment and a foreign net operating loss carryforward, the realization of which is considered to be uncertain. We expect the effective income tax rate for 2002 to remain at approximately 37%.


EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

     For the six week period from November 17, 2001 to December 31, 2001, our 18.4% equity interest in the losses of OFS BrightWave was approximately $11 million, pretax. Since OFS BrightWave has elected to be taxed as a partnership, we have recorded a tax benefit of approximately $4 million related to our 18.4% equity interest in the flow-through losses. The losses of approximately $61 million incurred by OFS BrightWave during the six-week period ended December 31, 2001 were impacted by nonrecurring startup and organizational costs of approximately $15 million, related to the write-off of in-process research and development, separation from Lucent and commencement of independent operations. OFS BrightWave operates in the same markets we do and its financial results were also adversely affected by the downturn in the global economy and the telecommunications industry. In addition, OFS BrightWave is party to manufacturing and supply agreements with OFS Fitel, LLC, which is wholly owned by Furukawa. As a result of Furukawa's controlling interest in both ventures, it has significant influence over the structure and pricing of these agreements. Future changes in these terms, over which we have limited influence, could have a material impact on the profitability of OFS BrightWave and ultimately on our results of operations and financial condition. Due primarily to the difficult market environment for certain telecommunications products and challenging global economic conditions, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products during 2002. Based on these expectations, we expect that OFS BrightWave will incur losses for 2002.

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

     The following table presents (in millions) our revenues by broad product group as well as domestic versus international sales for the years ended December 31, 2000 and 1999:

                                          2000 Net     % of 2000 Net    1999 Net      % of 1999
                                            Sales          Sales          Sales       Net Sales
                                        ----------------------------------------------------------

Broadband/Video Products                  $ 723.8          76.2 %       $ 557.4         74.4 %
LAN Products                                 85.3           9.0            87.3         11.7
Wireless & Other Telecom Products           140.9          14.8           104.2         13.9
                                        ----------------------------------------------------------
     Total worldwide sales                $ 950.0         100.0 %       $ 748.9        100.0 %
                                        ==========================================================

Domestic sales                            $ 717.6          75.5 %       $ 571.2         76.3 %
International sales                         232.4          24.5           177.7         23.7
                                        ----------------------------------------------------------
     Total worldwide sales                $ 950.0         100.0 %       $ 748.9        100.0 %
                                        ==========================================================

     For the year ended December 31, 2000, international sales increased 31% compared to 1999, mainly due to robust demand for HFC products around the world, with particular strength in the Latin American region.

     Net sales of Broadband/Video Products for the year ended December 31, 2000 increased $166.4 million or 30% to $723.8 million, from 1999. The increase in sales of Broadband/Video Products resulted primarily from strong sales of broadband cable to domestic telecommunications companies and cable television system operators. Most of the increase was attributable to volume with modest price increases on certain products and slight improvement in product mix. Domestic Broadband/Video sales grew approximately 29% year over year, led by strong sales of fiber optic cable.

     Net sales of LAN Products for the year ended December 31, 2000 decreased $2 million or 2% to $85.3 million, from 1999. The decrease in sales of LAN Products was primarily driven by declining unit volume and some decline in prices, offset partially by a favorable shift to more enhanced products with higher average selling prices. The year-over-year unit volume decline in sales of LAN Products was primarily due to a buildup of distribution channel inventory in the first half of 2000, which slowed sales in the second half of the year. We began implementing a comprehensive performance improvement plan for our LAN Products group during the fourth quarter of 2000. This plan included, among other things, reorganizing LAN sales and operational management as well as ongoing efforts to reduce distribution channel inventory, improve efficiency, and increase the velocity of the manufacturing and distribution cycle.

     Net sales of Wireless and Other Telecom Products for the year ended December 31, 2000 increased $36.7 million or 35% to $140.9 million, from 1999. This increase was primarily due to growth in sales of both telephone central office products and our newest-generation wireless cables. Other Telecom Products declined in terms of volume, but this decline was more than offset by improved product mix. The volume of Wireless Products sold increased year over year, but this increase was somewhat reduced by an unfavorable shift in product mix and declining prices.

GROSS PROFIT (NET SALES LESS COST OF SALES)

     Gross profit for the year ended December 31, 2000 was $251.1 million, compared to $200.1 million for 1999, an increase of 25%. Gross profit margin decreased slightly to 26.4% for the year ended December 31, 2000, compared to gross profit margin of 26.7% for 1999.

     While price increases for HFC products had a positive effect on gross profit margin during 2000, they were more than offset by the combination of lower prices for LAN Products, the rising cost of key materials, and reduced manufacturing efficiency resulting from capacity expansions.

     During 2000, supplies of key materials, such as bimetallic center conductors and optical fiber were tight. A major focus for us in 2000 was the acceleration of internal production of bimetallic center conductors for coaxial cables. While the ramp up of production progressed slower than anticipated, we made significant progress improving output in this project in the second half of 2000.


SELLING, GENERAL AND ADMINISTRATIVE

     SG&A expense for the year ended December 31, 2000 was $81.2 million, compared to $68.9 million for 1999. As a percentage of net sales, SG&A expense was 8.5% for the year ended December 31, 2000 and 9.2% for the year ended December 31, 1999. The absolute amount of SG&A expense increased over the prior period as a result of the expansion of sales and marketing efforts to support developing products and sales growth targets. However, as a percentage of net sales, SG&A expense decreased in 2000 compared to 1999, as a result of increased sales levels and effective cost management efforts.


RESEARCH AND DEVELOPMENT

     Research and development expense as a percentage of net sales increased to 1.9% for the year ended December 31, 2000, compared to 1.1% for the year ended December 31, 1999. This increase was primarily due to our vertical integration projects for bimetallic wire fabrication and fine wire drawing. We have undertaken these projects as part of our vertical integration strategy in an effort to reduce materials costs and reliance on limited sources of key raw materials.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the year ended December 31, 2000 included a pretax gain of $517 thousand related to the final liquidation of a closed Australian joint venture. This joint venture was completely dissolved as of December 29, 2000, when the deregistration period required by the Australian legal authorities expired.


NET INTEREST EXPENSE

     Net interest expense for the year ended December 31, 2000 was $9.7 million, compared to $9.6 million for 1999. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, was 5.14% as of December 31, 2000, compared to 4.82% as of December 31, 1999.


INCOME TAXES

     Our effective income tax rate was 38% for the year ended December 31, 2000 and 37% for 1999. This slight increase was primarily due to the dilution of our foreign sales corporation tax benefit, a result of strong domestic sales and increasing sales from our Belgium facility, and higher tax rates in foreign jurisdictions, particularly Belgium.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and borrowing capacity under credit facilities. Reduced sales and profitability could reduce the availability of cash provided by operations. In addition, increases in sales and accounts receivable could reduce our operating cash flows in the short term until cash collections catch up to the higher level of billings.

     Cash provided by operations increased $113.2 million, or 252%, to $158.2 million for the year ended December 31, 2001, from 2000. This increase in operating cash flow was primarily due to reduced working capital on lower sales. The most significant impact on operating cash flow during 2001 was derived from collections of accounts receivable in excess of billings.

     Working capital decreased 5% to $199.1 million at December 31, 2001, from $209.1 million at December 31, 2000. The decrease in working capital was primarily due to lower accounts receivable, resulting from collections in excess of billings due to declining sales. Lower inventory levels resulting from reduced demand for our products also contributed to reduced working capital. The decrease in other accrued liabilities in 2001, which increased working capital, was primarily due to lower accrued compensation costs related to employee incentive plans.

     During the year ended December 31, 2001, we invested $70.8 million in equipment and facilities compared to $98.6 million in 2000. The capital spending during 2001 and 2000 was primarily for projects related to vertical integration, capacity expansion, and equipment upgrades. We have completed an aggressive three-year capacity expansion program that increased our overall production capability in order to position ourselves to meet anticipated worldwide demand for HFC products. While we may place additional production capability in important international markets, we expect capital expenditures to remain at a level below depreciation and amortization expense for the next several years. We currently expect capital expenditures to be in the range of $25 to $30 million in 2002, primarily for global capacity expansion and information technology initiatives, depending upon business conditions.

     As of December 31, 2001, we had committed funds of approximately $3.1 million under purchase orders and contracts related to vertical integration projects and equipment and capacity upgrades to meet current and anticipated future business demands.

     During the fourth quarter of 2001, we made a strategic investment by joining with Furukawa to acquire an interest in a portion of the optical fiber and fiber cable business of Lucent's OFS Group. We acquired an 18.4% ownership interest, valued at $173.4 million in OFS BrightWave, which includes transmission fiber and fiber cable manufacturing capabilities at a
2.9 million square foot facility in Norcross, Georgia, as well as facilities in Germany and Brazil and an interest in a joint venture in Carrollton, Georgia. The acquisition of our $173.4 million ownership interest and a $30 million note receivable was financed in a noncash transaction by issuing 10.2 million shares of CommScope, Inc. common stock valued at $203.4 million to Lucent. We also incurred direct costs of acquisition of $4.8 million in 2001, which were capitalized in our investment balance as of December 31, 2001. Although we are not required to make any additional cash investments in the form of loans or capital contributions to OFS BrightWave, our failure to do so could result in the dilution of our ownership percentage. In addition, we have a contractual right to sell our ownership interest to Furukawa in 2004 for a cash payment to us of our original $173.4 million capital investment and an acceleration of repayment of the note receivable.

     OFS BrightWave is party to manufacturing and supply agreements with OFS Fitel, LLC, which is wholly owned by Furukawa. As a result of Furukawa's controlling interest in both ventures, it has significant influence over the structure and pricing of these agreements. Future changes in these terms, over which we have limited influence, could have a material impact on the profitability of OFS BrightWave and ultimately on the results of our operations and financial condition.

     In addition, we are party to an optical fiber supply agreement with OFS Fitel, LLC which provides us with another source for our optical fiber requirements. The pricing under this arrangement is based on market prices, adjusted periodically as agreed upon by the parties. We made no purchases under this supply agreement during 2001.

     During 2000, we made an investment of approximately $3.8 million in a wireless infrastructure project management company. Our investment in this company, now in the process of being liquidated, was determined to have no realizable value by the end of 2001, and was completely written off as an impaired asset.

     Our revolving credit agreement, which expires in December 2002, provides a total of $350 million in revolving credit commitments in the form of loans and letters of credit. Our available borrowing capacity under the revolving credit agreement, determined on a quarterly basis, is based on certain financial ratios which are affected by the level of long-term debt outstanding and our profitability. As of December 31, 2001, we had no outstanding indebtedness under this revolving credit agreement and our available borrowing capacity was approximately $269 million. We owed total long-term debt of $194.6 million, or 24% of our book capital structure, defined as long-term debt and total stockholders' equity, as of December 31, 2001, compared to $227.4 million, or 38% of our book capital structure, as of December 31, 2000. The decrease in long-term debt during 2001 was primarily due to the repayment of $30 million under our revolving credit agreement, in addition to repayments of $2 million and favorable foreign currency transaction gains on our Eurodollar Credit Agreement of approximately $1 million, which were recorded to accumulated other comprehensive loss.

     Our revolving credit agreement contains covenants requiring us to maintain a total debt to EBITDA ratio, a net worth maintenance ratio, and an interest expense ratio. Our performance under these covenants could impact our cost of funds and our noncompliance with these covenants could negatively impact our access to funds available under that facility. We were in compliance with these covenants as of December 31, 2001. However, we expect the market for fiber optic cable to remain difficult during 2002, and if our share of losses in OFS BrightWave is significant, we may be at risk of noncompliance with these covenants. This revolving credit agreement expires in December 2002 and we do not currently anticipate difficulty securing new financing on acceptable terms.

MARKET RISK

     We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to market risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. Derivative financial instruments which may be used by us, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. Our policy is to designate all derivatives as hedges. We do not use derivative financial instruments for trading purposes, nor do we engage in speculation.

     Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as fabricated aluminum, plastics, bimetals, copper and optical fiber, are subject to changes in market price as they are linked to the commodity markets. Management attempts to mitigate these risks through effective requirements planning and by working closely with our key suppliers to obtain the best possible pricing and delivery terms. However, increases in the prices of certain commodity products could result in higher overall production costs.

     Approximately 23% of our 2001 sales were to customers located outside the United States. Although we primarily bill customers in foreign countries in US dollars, a portion of our sales are denominated in currencies other than the US dollar, particularly sales from our foreign subsidiaries. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. The 1999 acquisition of our Belgian subsidiary created a specific market risk that a decline in the value of the euro compared to the US dollar could adversely affect our net investment in that subsidiary. Our Eurodollar Credit Agreement, which is denominated in euros, serves as a partial hedge of our net investment in the Belgian subsidiary. Our investment in Brazil during 2000 created a new foreign subsidiary and a specific market risk that a decline in the value of the Brazilian real compared to the US dollar could adversely affect our net investment in that subsidiary. We continue to evaluate alternatives to help us reasonably manage the market risk of our net investment in the Brazilian subsidiary.

     As of December 31, 2001 and 2000, the only derivative financial instrument outstanding was an interest rate swap agreement that serves as a fixed-rate hedge of the variable-rate borrowings under our Eurodollar Credit Agreement, as required under the covenants of this term loan. The fair value of the interest rate swap agreement outstanding at December 31, 2001 and 2000 was not material to our financial position. At December 31, 2001, we were continuing to evaluate hedging alternatives related to foreign currency exposures. In addition, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks.

     Our nonderivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. At December 31, 2001 and 2000, the carrying values of each of the financial instruments recorded on our balance sheet were considered representative of their respective fair values due to their variable interest rates and / or short terms to maturity, with the exception of our convertible debt, which was recorded in the financial statements at $172.5 million, but had a fair value of $136.7 million at December 31, 2001 and $122.5 million at December 31, 2000. Fair value of our debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of arrangements, or quoted market prices whenever available.

     The following tables summarize our market risks associated with long-term debt and foreign currency exposure as of December 31, 2001 and 2000. The tables present principal and interest cash outflows and related interest rates by year of maturity. Variable interest rates for each year represent the interest rate effective for the related loan as of December 31, 2001 for the first table and as of December 31, 2000 for the second table. However, the interest rate on the Eurodollar Credit Agreement for both years is fixed at 4.53%, since we have designated an interest rate swap agreement as a fixed-rate hedge of the variable rate borrowings under this agreement, as required by its terms. The interest cash outflows for the Eurodollar Credit Agreement, disclosed below, include the effect of the interest rate swap agreement, which effectively converts the variable interest payments to a fixed-rate basis. In addition, foreign currency exchange rates on our Eurodollar Credit Agreement, for both principal and interest payments, are based on the exchange rate as of December 31, 2001 for the first table and as of December 31, 2000 for the second table. The tables assume payments will be made in accordance with due dates in the respective agreements and no prepayment of any amounts due, with the exception of the prepayment of $30 million under our revolving credit agreement in early 2001.

     The tabular format used below does not reflect our option to redeem all or a portion of the $172.5 million convertible notes at any time on or after December 15, 2002 at redemption prices specified in the indenture, or our option to prepay the Eurodollar Credit Agreement in whole or in part at any time prior to the due date of March 1, 2006.


           Long-term Debt Principal and Interest Payments by Year
                              ($ in millions)

                          As of December 31, 2001

                              2002      2003      2004       2005      2006    There-     Total      Fair
                                                                                after                Value
                           -----------------------------------------------------------------------------------

Fixed rate ($US)                $ 6.9     $ 6.9     $ 6.9      $ 6.9    $179.4  $   --     $207.0    $136.7
   Average interest rate        4.00%     4.00%     4.00%      4.00%     4.00%      --
Variable rate ($US)             $ 0.2     $ 0.2     $ 0.2      $ 0.2     $ 0.2  $ 12.4      $13.4     $10.8
   Average interest rate        2.13%     2.13%     2.13%      2.13%     2.13%    2.13%
Fixed rate (EUR)                $ 3.1     $ 3.0     $ 2.9      $ 2.7     $ 0.7  $   --      $12.4     $11.3
   Average interest rate        4.53%     4.53%     4.53%      4.53%     4.53%      --

                          As of December 31, 2000

                              2001      2002      2003       2004      2005    There-      Total       Fair
                                                                                after                 Value
                           -----------------------------------------------------------------------------------

Fixed rate ($US)                $ 6.9     $ 6.9     $ 6.9      $ 6.9     $ 6.9  $ 179.4     $213.9    $122.5
   Average interest rate        4.00%     4.00%     4.00%      4.00%     4.00%    4.00%
Variable rate ($US)             $30.2     $ --      $ --       $ --      $ --   $   --      $ 30.2    $ 30.0
   Average interest rate        7.02%       --        --         --        --       --
Variable rate ($US)             $ 0.7     $ 0.7     $ 0.7      $ 0.7     $ 0.7  $ 17.3      $ 20.8    $ 10.8
   Average interest rate        6.66%     6.66%     6.66%      6.66%     6.66%    6.66%
Fixed rate (EUR)                $ 2.7     $ 3.2     $ 3.2      $ 3.1     $ 2.9  $ 0.7       $ 15.8    $ 14.1
   Average interest rate        4.53%     4.53%     4.53%      4.53%     4.53%    4.53%


CONTRACTUAL OBLIGATIONS

     The following table summarizes our significant contractual obligations as of December 31, 2001 (in millions):

                                                          Amount of Payments Due
                                                                per Period
                                                 -----------------------------------------
Contractual Obligations                Total     Less than  1-3 years 4-5 years After 5
                                   Payments Due    1 year                         years
                                   -------------------------------------------------------

Long-term debt                        $ 194.6      $ 2.7    $ 5.4    $ 175.7    $ 10.8
Operating leases (a)                     29.1        3.9       6.1       3.8      15.3
                                   -------------------------------------------------------
Total contractual cash
obligations                           $ 223.7      $ 6.6    $ 11.5   $ 179.5    $ 26.1
                                   =======================================================

(a) The contractual obligations related to operating leases include payments due under a five-year tax-advantaged operating lease for our corporate office building. At the end of the initial lease term, or renewal term(s) if renewed, if we should decide not to purchase the facility for the total construction cost of $12.8 million, we are obligated to pay a final lease payment of approximately $11 million and to market the facility on behalf of the lessor. Any proceeds received from the sale of the facility would first be used to reimburse the lessor for the difference between the total construction cost of the facility and the final lease payment. Any remaining sales proceeds would be retained by us.

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

NEWLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Both statements are effective for us on January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets with definite useful lives will continue to be amortized over their useful lives. The adoption of these statements will have a material impact on our results of operations and financial position after December 31, 2001 when goodwill will no longer be amortized. The pretax impact on our results of operations and financial position of adopting a nonamortization approach to accounting for goodwill under SFAS No. 142 is expected to be approximately $5.4 million per year. We are currently assessing the impact of the other provisions of these two statements, which will be adopted in 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if we are legally obligated to perform retirement activities at the end of the related asset's life. We are currently assessing the impact of this statement, which will be effective for us on January 1, 2003.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No.144 is effective for us on January 1, 2002. The initial adoption is not expected to have a material impact on our financial statements.

EUROPEAN MONETARY UNION -- EURO

     Effective  January  1,  1999,  12  member  countries  of the  European
Monetary Union established fixed conversion rates between their existing sovereign currencies, and adopted the euro as their new common legal currency. As of that date, the euro began trading on currency exchanges. The legacy currencies of the participating countries remained legal tender for a transition period between January 1, 1999 and January 1, 2002. We conduct business in member countries.

     During the transition period, cashless payments (for example, wire transfers) could be made in the euro, and parties to individual transactions could elect to pay for goods and services using either the euro or the legacy currency. Between January 1, 2002 and February 28, 2002, the participating countries introduced euro notes and coins and will eventually withdraw all legacy currencies so that they will no longer be available. European legislation provides that, unless otherwise agreed, the introduction of the euro will not, by itself, give any party to a contract the right to terminate the contract, or to demand renegotiation of the terms.

     As of December 31, 2001, we believe we have adequately addressed the issues involved with the introduction of the euro. Among the issues which we faced were the assessment and conversion of information technology systems to allow for transactions to take place in both the legacy currencies and the euro and the eventual elimination of legacy currencies. We have also modified certain existing contracts, if required, and have revised our pricing/marketing strategies in the affected European markets to the extent necessary for the introduction of the euro. In addition, our Belgian subsidiary successfully completed the conversion of its financial systems and share capital to the euro. We do not believe the euro conversion has had or will have a materially adverse effect on our business, results of operations, cash flows or financial condition.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "think," "thinks" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, industry excess capacity, financial performance of OFS BrightWave, pricing and acceptance of our products, ability of our customers to secure adequate financing or to pay, global economic conditions, expected demand from AT&T Broadband and others, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), successful operation of bimetal manufacturing and other vertical integration activities, successful expansion and related operation of our facilities, margin improvement, developments in technology, industry competition, achievement of sales, growth, and earnings goals, ability to obtain financing and capital on commercially reasonable terms, regulatory changes affecting our business, foreign currency fluctuations, technological obsolescence, the ability to achieve reductions in costs, the ability to integrate acquisitions, our participation in joint ventures, international economic and political uncertainties, possible disruption due to terrorist activity or armed conflict and other factors discussed. Actual results may also differ due to changes in communications industry capital spending, which is affected by a variety of factors, including, without limitation, general economic conditions, acquisitions of communications companies by others, consolidation within the communications industry, the financial condition of communications companies and their access to financing, competition among communications companies, technological developments, and new legislation and regulation of communications companies. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-K. The information contained in this Form 10-K represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                                              PAGE #

           Independent Auditors' Report........................................................32
           Consolidated Statements of Income for the Years ended
                  December 31, 2001, 2000 and 1999.............................................33
           Consolidated Balance Sheets as of December 31, 2001 and 2000........................34
           Consolidated Statements of Cash Flows for the Years ended
                  December 31, 2001, 2000 and 1999.............................................35
           Consolidated Statements of Stockholders' Equity and Comprehensive
                  Income for the Years ended December 31, 2001, 2000 and 1999..................36
           Notes to Consolidated Financial Statements..........................................37 - 59
           Schedule II - Valuation and Qualifying Accounts.....................................60

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CommScope, Inc.

We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of OFS BrightWave, LLC, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $161,640 thousand in OFS BrightWave, LLC's net assets at December 31, 2001 and of $6,922 thousand in that company's net loss for the period from November 17, 2001 through December 31, 2001 are included in the accompanying consolidated financial statements. The financial statements of OFS BrightWave, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

March 18, 2002

                              COMMSCOPE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
            (IN THOUSANDS, EXCEPT NET INCOME PER SHARE AMOUNTS)


                                                                           Year Ended December 31,
                                                          -------------------------------------------------------
                                                                 2001              2000               1999
                                                          ----------------  -----------------  ------------------

Net sales (Note 17)                                             $ 738,498          $ 950,026           $ 748,914
                                                          ----------------  -----------------  ------------------

Operating costs and expenses:
    Cost of sales (Note 17)                                       558,854            698,972             548,808
    Selling, general and administrative                            83,523             81,217              68,869
    Research and development                                        7,117             18,419               8,332
    Amortization of goodwill                                        5,365              5,367               5,388
    Terminated acquisition costs (Notes 3 and 17)                   7,963                  -                   -
    Impairment charges for fixed assets
      and investments (Note 5)                                     12,802                  -                   -
                                                          ----------------  -----------------  ------------------
        Total operating costs and expenses                        675,624            803,975             631,397
                                                          ----------------  -----------------  ------------------

Operating income                                                   62,874            146,051             117,517
Other income (expense), net (Note 4)                                 (191)               484                 736
Interest expense                                                   (8,497)           (10,214)            (10,230)
Interest income (Note 17)                                           1,027                559                 604
                                                          ----------------  -----------------  ------------------

Income before income taxes and equity in losses
    of OFS BrightWave, LLC                                         55,213            136,880             108,627
Provision for income taxes                                        (20,426)           (51,993)            (40,550)
                                                          ----------------  -----------------  ------------------

Income before equity in losses of OFS BrightWave, LLC              34,787             84,887              68,077
Equity in losses of OFS BrightWave, LLC (Note 3)                   (6,922)                 -                   -
                                                          ----------------  -----------------  ------------------
Net income                                                       $ 27,865           $ 84,887            $ 68,077
                                                          ================  =================  ==================



Net income per share (Note 2):
    Basic                                                        $   0.53           $   1.66            $   1.34
    Assuming dilution                                            $   0.52           $   1.60            $   1.31

Weighted average shares outstanding (Note 2):
    Basic                                                          52,692             51,142              50,669
    Assuming dilution                                              53,500             56,047              52,050



              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                        CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                  As of December 31,
                                                                                      -------------------------------------
                                                                                            2001                2000
                                                                                      -----------------   -----------------
                                                      ASSETS

Cash and cash equivalents                                                                  $    61,929         $     7,704
Accounts receivable, less allowance for doubtful accounts of
    $12,599 and $9,187, respectively                                                           105,402             197,536
Inventories (Note 6)                                                                            47,670              63,763
Prepaid expenses and other current assets (Notes 5 and 17)                                      12,724               3,364
Deferred income taxes (Note 12)                                                                 18,143              17,296
                                                                                      -----------------   -----------------
        Total current assets                                                                   245,868             289,663

Property, plant and equipment, net (Notes 5, 7 and 17)                                         277,169             251,356
Goodwill, net of accumulated amortization of
    $59,493 and $54,140, respectively                                                          151,307             156,685
Other intangibles, net of accumulated amortization of
    $37,421 and $34,796, respectively                                                           11,344              13,969
Investment in and advances to OFS BrightWave, LLC (Notes 3, 7 and 18)                          196,860                  --
Other assets (Notes 5, 9 and 10)                                                                 6,457               9,509
                                                                                      -----------------   -----------------

        Total Assets                                                                       $   889,005         $   721,182
                                                                                      =================   =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                           $    16,339         $    39,958
Other accrued liabilities (Note 8)                                                              27,753              38,481
Current portion of long-term debt (Note 9)                                                       2,651               2,120
                                                                                      -----------------   -----------------
        Total current liabilities                                                               46,743              80,559

Long-term debt, less current portion (Note 9)                                                  191,918             225,316
Deferred income taxes (Note 12)                                                                 22,899              24,006
Other noncurrent liabilities (Note 11)                                                          20,931              16,781
                                                                                      -----------------   -----------------
        Total Liabilities                                                                      282,491             346,662

Commitments and contingencies (Note 16)

Stockholders' Equity (Notes 13 and 14):
    Preferred stock, $.01 par value; Authorized shares:  20,000,000;
      Issued and outstanding shares:  None at December 31, 2001 and 2000                            --                  --
    Common stock, $.01 par value; Authorized shares:  300,000,000;
      Issued and outstanding shares:  61,688,256 at December 31, 2001;
      51,263,703 at December 31, 2000 (Note 3)                                                     617                 513
    Additional paid-in capital (Note 3)                                                        381,823             175,803
    Retained earnings                                                                          228,667             200,802
    Accumulated other comprehensive loss (Notes 10 and 12)                                      (4,593)             (2,598)
                                                                                      -----------------   -----------------
        Total Stockholders' Equity                                                             606,514             374,520
                                                                                      -----------------   -----------------

        Total Liabilities and Stockholders' Equity                                         $   889,005         $   721,182
                                                                                      =================   =================


              See notes to consolidated financial statements.


                              COMMSCOPE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                                                         Year Ended December 31,
                                                                        ------------------------------------------------------
                                                                             2001               2000                1999
                                                                        ----------------   ----------------    ---------------

OPERATING ACTIVITIES:
Net income                                                                     $ 27,865           $ 84,887           $ 68,077
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                               40,529             35,799             29,295
     Impairment charges for fixed assets and investments                         12,802                 --                 --
     Equity in losses of OFS BrightWave, LLC                                     11,290                 --                 --
     Deferred income taxes                                                       (2,262)             1,350                (98)
     Tax benefit from stock option exercises                                        672              4,195              3,201
     Changes in assets and liabilities:
         Accounts receivable                                                     91,173            (70,450)           (37,367)
         Inventories                                                             16,157            (23,912)            (5,340)
         Prepaid expenses and other current assets                               (8,669)              (971)             1,356
         Accounts payable and other accrued liabilities                         (34,872)            10,428             18,167
         Other noncurrent liabilities                                             4,165              2,565              2,633
         Other                                                                     (682)             1,033               (505)
                                                                        ----------------   ----------------    ---------------
Net cash provided by operating activities                                       158,168             44,924             79,419

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                 (70,841)           (98,640)           (57,149)
     Acquisition of business in Belgium                                              --                 --            (17,023)
     Acquisition costs related to investment in OFS BrightWave, LLC              (4,763)                --                 --
     Investment in unconsolidated affiliate                                          --             (3,750)                --
     Proceeds from disposal of fixed assets                                       1,071                504                314
                                                                        ----------------   ----------------    ---------------
Net cash used in investing activities                                           (74,533)          (101,886)           (73,858)

FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving credit facility                (30,000)            30,000           (171,000)
     Principal payments on long-term debt                                        (1,996)                --                 --
     Proceeds from term loan facility for acquisition of business
         in Belgium                                                                  --                 --             16,353
     Proceeds from issuance of convertible notes                                     --                 --            172,500
     Debt issuance costs                                                             --                 --             (5,084)
     Proceeds from exercise of stock options                                      2,914              4,737              8,030
                                                                        ----------------   ----------------    ---------------
Net cash provided by (used in) financing activities                             (29,082)            34,737             20,799

Effect of exchange rate changes on cash                                            (328)              (294)              (266)

                                                                        ----------------   ----------------    ---------------
Change in cash and cash equivalents                                              54,225            (22,519)            26,094
Cash and cash equivalents, beginning of year                                      7,704             30,223              4,129
                                                                        ----------------   ----------------    ---------------
Cash and cash equivalents, end of year                                         $ 61,929            $ 7,704           $ 30,223
                                                                        ================   ================    ===============



              See notes to consolidated financial statements.


                             COMMSCOPE, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                              2001               2000               1999
                                                                        -----------------  -----------------  -----------------

Number of common shares outstanding:
     Balance at beginning of year                                             51,263,703         50,889,208         50,254,467
     Issuance of shares to Lucent (Note 3)                                    10,200,000                  -                  -
     Issuance of shares for stock option exercises                               224,553            374,495            633,741
     Issuance of shares to outside director                                           --                 --              1,000
                                                                        -----------------  -----------------  -----------------
     Balance at end of year                                                   61,688,256         51,263,703         50,889,208
                                                                        -----------------  -----------------  -----------------

Common stock:
     Balance at beginning of year                                                  $ 513              $ 509              $ 503
     Issuance of shares to Lucent (Note 3)                                           102                  -                  -
     Issuance of shares for stock option exercises                                     2                  4                  6
                                                                        -----------------  -----------------  -----------------
     Balance at end of year                                                        $ 617              $ 513              $ 509
                                                                        -----------------  -----------------  -----------------

Additional paid-in capital:
     Balance at beginning of year                                              $ 175,803          $ 166,875          $ 155,631
     Issuance of shares to Lucent (Note 3)                                       202,436                  -                  -
     Issuance of shares for stock option exercises                                 2,912              4,733              8,024
     Tax benefit from stock option exercises                                         672              4,195              3,201
     Issuance of shares to outside director                                           --                 --                 19
                                                                        -----------------  -----------------  -----------------
     Balance at end of year                                                    $ 381,823          $ 175,803          $ 166,875
                                                                        -----------------  -----------------  -----------------

Retained earnings:
     Balance at beginning of year                                              $ 200,802          $ 115,915           $ 47,838
     Net income                                                                   27,865             84,887             68,077
                                                                        -----------------  -----------------  -----------------
     Balance at end of year                                                    $ 228,667          $ 200,802          $ 115,915
                                                                        -----------------  -----------------  -----------------
Accumulated other comprehensive loss:
     Balance at beginning of year                                               $ (2,598)          $ (1,955)               $ -
     Other comprehensive loss                                                     (1,995)              (643)            (1,955)
                                                                        -----------------  -----------------  -----------------
     Balance at end of year                                                     $ (4,593)          $ (2,598)          $ (1,955)
                                                                        -----------------  -----------------  -----------------
Total stockholders' equity                                                     $ 606,514          $ 374,520          $ 281,344
                                                                        =================  =================  =================


Comprehensive income:
     Net income                                                                 $ 27,865           $ 84,887           $ 68,077
     Other comprehensive loss, net of tax:
         Foreign currency translation loss - foreign subsidiaries                   (761)              (458)            (1,411)
         Foreign currency transaction loss on long-term
              intercompany loans - foreign subsidiaries                           (1,832)              (780)            (1,323)
         Hedging gain on nonderivative instrument (Notes 10 and 12)                  571                595                779
         Effect of adopting SFAS No. 133 (Notes 10 and 12)                           229                 --                 --
         Loss on derivative financial instrument designated
              as a cash flow hedge (Notes 10 and 12)                                (202)                --                 --
                                                                        -----------------  -----------------  -----------------
     Total other comprehensive loss, net of tax                                   (1,995)              (643)            (1,955)
                                                                        -----------------  -----------------  -----------------

Total comprehensive income                                                      $ 25,870           $ 84,244           $ 66,122
                                                                        =================  =================  =================



              See notes to consolidated financial statements.


                              COMMSCOPE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1.  BACKGROUND AND DESCRIPTION OF THE BUSINESS

     CommScope, Inc. ("CommScope" or the "Company"), through its wholly owned subsidiaries and equity method investee, operates in the cable manufacturing business, with manufacturing facilities located in the United States, Europe and Latin America. CommScope, Inc. was incorporated in Delaware in January 1997. CommScope is a leading worldwide designer, manufacturer and marketer of a wide array of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access and wireless communications. Management believes CommScope is the world's largest manufacturer of coaxial cable for hybrid fiber coax (HFC) broadband networks. CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications. In late 2001, CommScope acquired an equity interest in an optical fiber and fiber cable manufacturing business (see Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include CommScope, its wholly owned subsidiaries, and its equity-method investee. All material intercompany accounts and transactions are eliminated in consolidation.


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


GOODWILL, OTHER INTANGIBLES AND OTHER LONG-LIVED ASSETS

     Through December 31, 2001, goodwill was being amortized on a straight-line basis over 30 to 40 years. Other intangibles consist of patents and customer lists, which were being amortized on a straight-line basis over approximately 17 years. Effective January 1, 2002, the Company revised its amortization policies to comply with the relevant provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which prohibits amortization of goodwill and provides new guidance on the amortization of intangible assets. See further discussion below under "Impact of Newly Issued Accounting Standards."

     When  events  or  changes  in   circumstances,   such  as  significant
forecasted operating losses or a significant adverse change in legal factors or business climate, indicate that the carrying amount of goodwill may not be recoverable, the asset is reviewed by management for impairment. An impairment loss would be recognized if the carrying value exceeds the forecasted, undiscounted operating cash flows of the operating assets related to the goodwill being evaluated. The impairment loss to be recognized, if any, would be measured as the amount by which the carrying value exceeds fair value, estimated based on forecasted operating cash flows, discounted using a discount rate commensurate with the risks involved. If an impairment loss is recognized, the reduced carrying amount would be accounted for as the new cost and amortized over the remaining useful life, which would also be revised, if appropriate. Management believes there were no events or changes in circumstances during the year ended December 31, 2001 that would indicate that the carrying amount of goodwill may not be recoverable. Effective January 1, 2002, the Company revised its goodwill impairment assessment policy to comply with the relevant provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which provides new guidance on the evaluation of impairment of goodwill. See further discussion below under "Impact of Newly Issued Accounting Standards."

     Management continually reassesses the appropriateness of both the carrying value and remaining life of intangibles and other long-lived assets by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis, and other factors. Management believes that, as of December 31, 2001, the carrying value and remaining life of intangibles and other long-lived assets is appropriate. See further discussion below under "Impact of Newly Issued Accounting Standards" and
Note  5  for  discussion  of  impairment   charges  for  fixed  assets  and
investments.


LONG-TERM INVESTMENTS

     The Company occasionally makes strategic investments in companies that complement CommScope's business in order to gain operational and other synergies. Investments in corporate entities with less than a 20% voting interest are generally accounted for using the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50% and an other than minor to 50% ownership interest in partnerships and limited liability companies, or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in and advances to the investee, in addition to financial guarantees that create additional basis in the investee. The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of an investment has occurred and is other than temporary, the Company reduces the carrying amount of the investment to fair value (see Note 5 for discussion of impairment charges for fixed assets and investments).

INCOME TAXES

     Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Investment tax credits are recorded using the flow-through method. The Company records a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

     No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to CommScope. CommScope currently intends that such earnings will continue to be invested in those foreign subsidiaries. In addition, the Company does not provide for taxes related to the foreign currency transaction gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future and the foreign currency gains and losses are therefore recorded pretax to accumulated other comprehensive income or loss on the balance sheet.

STOCK OPTIONS

     Compensation cost for stock options is measured using the intrinsic value method of accounting. All stock options granted by the Company have option prices at least equal to the fair market value of the common stock at the date of grant, resulting in an intrinsic value of zero at the date of grant, and therefore no related compensation cost is recorded in the financial statements.


REVENUE RECOGNITION

     The Company's primary source of revenues is from product sales to cable television system operators, telecommunications service providers, original equipment manufacturers and distributors. Service revenue from delivery of products shipped by Company owned trucks was not material to the Company's reported sales during 2001, 2000 or 1999.

     Revenue from sales of the Company's products shipped by nonaffiliated carriers is recognized at the time the goods are delivered and title passes, provided the earnings process is complete and revenue is measurable. Delivery is determined by the Company's shipping terms, which are primarily FOB shipping point. The Company recognizes revenue from sales of the Company's products shipped by Company owned trucks at the time the goods are delivered to the customer, regardless of the shipping terms.

     For all arrangements, revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances, returns, and rebates. In addition, accruals are established for warranties and price protection programs with distributors at the time the related revenue is recognized. These estimates and reserves are adjusted as needed based upon historical experience, contract terms, inventory levels in the distributor channel and other related factors.


SHIPPING AND HANDLING COSTS

     Amounts billed to a customer in a sale transaction related to shipping costs are included in net sales. All shipping costs incurred to transport products to the customer are recorded in cost of sales. Internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $3.2 million in 2001, $2.4 million in 2000 and $1.8 million in 1999.


ADVERTISING COSTS

     Advertising costs are expensed in the period in which they are incurred. Advertising expense was $1.0 million in 2001, $1.4 million in 2000, and $1.1 million in 1999.

RESEARCH AND DEVELOPMENT COSTS

     Research and development (R&D) costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services, and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded in the income statement as research and development expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     CommScope is exposed to various risks resulting from adverse fluctuations in commodity prices, interest rates, and foreign currency exchange rates. CommScope's risk management strategy includes the use of derivative and nonderivative financial instruments primarily as hedges of these risks, whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading purposes, nor does it allow for speculation. A hedging instrument may be designated as a fair value hedge to manage exposure to risks related to a firm commitment for the purchase of raw materials or a foreign-currency-denominated firm commitment for the purchase of equipment, or it may be designated as a cash flow hedge to manage exposure to risks related to a forecasted purchase of raw materials, variable interest rate payments, or a forecasted foreign-currency-denominated sale of product. In addition, the use of nonderivative financial instruments is limited to hedging fair value risk related to a foreign-currency-denominated firm commitment or a net investment in a foreign subsidiary.

     The Company's risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and nonderivative hedging instruments such as foreign-currency-denominated loans. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. All hedging instruments are designated and documented as either a fair value hedge, a cash flow hedge or a net investment hedge at inception. For fair value hedges, the change in fair value of the derivative instrument is recognized currently in earnings. To the extent the fair value hedging relationship is effective, the change in fair value on the hedged item is recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement when the hedged item affects earnings. Any ineffectiveness of a cash flow hedge is recognized currently in earnings. For net investment hedges, the effective portion of the change in carrying amount of the nonderivative instrument is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement only if there is a substantially complete liquidation of the investment in the foreign subsidiary. Any ineffectiveness of a net investment hedge is recognized currently in earnings. The effectiveness of designated hedging relationships is tested and documented on at least a quarterly basis. At December 31, 2001 and 2000, the Company had two hedges, one of which involved the use of a derivative financial instrument (see Note 10).

     The Company has elected and documented the use of the normal purchases and sales exception for normal purchases and sales contracts that meet the definition of a derivative financial instrument.


FOREIGN CURRENCY TRANSLATION

     Approximately 23% of the Company's 2001 sales were to customers located outside of the United States. A portion of these sales were denominated in currencies other than the US dollar, particularly sales from the Company's foreign subsidiaries. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the rates of exchange as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive income or loss.

     Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of foreign receivables or payables and short-term intercompany advances, were recorded to other income (expense), net in the statement of income and were not material to the results of the Company's operations during 2001, 2000, or 1999. Foreign currency transaction gains and losses related to long-term intercompany loans which are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive income or loss.

     The Eurodollar Credit Agreement (see Note 9), which is designated and effective as a partial hedge of the Company's net investment in its Belgian subsidiary, is translated at the rate of exchange as of the balance sheet date. The transaction gains or losses on this loan are recorded, net of tax, to accumulated other comprehensive income or loss.


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

     Below  is  a   reconciliation   of  weighted   average  common  shares
outstanding for basic net income per share to weighted average common and potential common shares outstanding for diluted net income per share:


                                                                       Year Ended December 31,
                                                                 -------------------------------------
                                                                    2001         2000        1999
                                                                 ------------ ----------- ------------
Numerator:
   Net income for basic net income per share                         $27,865     $84,887      $68,077
   Convertible debt interest and amortization, net of tax (A)             --       4,714           --
                                                                 ------------ ----------- ------------
        Net income available to common stockholders for
        diluted net income per share                                 $27,865     $89,601      $68,077
                                                                 ============ =========== ============

Denominator:
   Weighted average number of common shares
   outstanding for basic net income per share                         52,692      51,142       50,669
   Effect of dilutive securities:
     Convertible debt (A)                                                 --       3,580           --
     Employee stock options (B)                                          808       1,325        1,381
                                                                 ------------ ----------- ------------
        Weighted average number of common and potential
        common shares outstanding for diluted net income per
        share                                                         53,500      56,047       52,050
                                                                 ============ =========== ============

(A) On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes is included in the calculation of net income per share, assuming dilution, for the year ended December 31, 2000 because it is dilutive. The effect of the assumed conversion of these notes was excluded from the computation of net income per share, assuming dilution, for the years ended December 31, 2001 and 1999 because it would have been antidilutive. For the year ended December 31, 2000, the dilutive effect of convertible debt on net income represents after-tax interest expense and amortization of deferred financing fees associated with this convertible debt. The dilutive effect of convertible debt on weighted average shares reflects the number of shares issuable upon conversion, assuming 100% conversion of all convertible notes as of the beginning of the year. See Note 9 for further discussion of convertible notes.

(B) Options to purchase approximately 705 thousand common shares at prices ranging from $20.55 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the year ended December 31, 2001 because the options' exercise prices were greater than the average market price of the common shares. These options, which expire on various dates from 2009 through 2011, were still outstanding as of December 31, 2001. There were approximately 708 thousand common shares at prices ranging from $33.56 to $47.06 per share excluded from the computation of net income per share, assuming dilution, for the year ended December 31, 2000. There were no common shares excluded from the computation of net income per share, assuming dilution, for the year ended December, 31, 1999. For additional information regarding employee stock options, see Note 13.


USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

     The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company's financial statements include the allowance for doubtful accounts, inventory excess and obsolescence reserves, warranty and distributor price protection reserves, reserves for sales returns, discounts, allowances, and rebates, income tax valuation allowances, and impairment reviews for investments, fixed assets, goodwill and other intangibles. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

CONCENTRATIONS OF RISK

     Nonderivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the reserves provided in the Company's balance sheet. The Company manages its exposures to credit risk associated with financial instruments through credit approvals, credit limits and monitoring procedures. Although the Company sells to a wide variety of customers dispersed across many different geographic areas, sales to the largest domestic broadband service providers represented approximately 40% of net sales during 2001. At December 31, 2001, the Company's two largest customer receivable balances comprised approximately 26% of the Company's total trade accounts receivable. The Company estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management's opinion, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company's estimates related to doubtful accounts.

     The principal raw materials purchased by CommScope (fabricated aluminum, plastics, bimetals, copper and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms. To the extent that CommScope is unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of operations of CommScope.


RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Both statements are effective for the Company on January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets with definite useful lives will continue to be amortized over their useful lives. The adoption of these statements will have a material impact on the Company's results of operations and financial position after December 31, 2001 when goodwill will no longer be amortized. The pretax impact on the Company's results of operations and financial position of adopting a nonamortization approach to accounting for goodwill under SFAS No. 142 is expected to be approximately $5.4 million per year. The Company is currently assessing the impact of the other provisions of these two statements, which will be adopted in 2002.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No.144 is effective for the Company on January 1, 2002. The initial adoption is not expected to have a material impact of the Company's financial statements.

3.  ACQUISITION OF EQUITY INTEREST IN OFS BRIGHTWAVE, LLC

     Effective November 16, 2001, CommScope acquired an approximate 18.4% ownership interest in OFS BrightWave, LLC (OFS BrightWave), an optical fiber and fiber cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan ("Furukawa"). OFS BrightWave was formed to operate a portion of the optical fiber and fiber cable business ("OFS Group") acquired from Lucent Technologies Inc. ("Lucent"). The businesses acquired include transmission fiber and cable manufacturing capabilities at a facility in Norcross, Georgia, as well as facilities in Germany and Brazil and an interest in a joint venture in Carrollton, Georgia. CommScope expects its arrangements with Furukawa and its subsidiaries, including its investment in OFS BrightWave, to provide access to optical fiber, including premium fiber, under a supply agreement, enhance its technology platform with access to key intellectual property, and create a strategic partner in optical fiber and fiber cable manufacturing.

     CommScope issued 10.2 million unregistered shares of its common stock, valued at $19.94 per share, to Lucent to fund the acquisition of CommScope's interest in OFS BrightWave. The total proceeds of $203.4 million were used to acquire CommScope's 18.4% ownership interest in OFS BrightWave, valued at $173.4 million, and to purchase a $30 million interest bearing note receivable of the venture. The cost of initially issuing the shares to Lucent and an estimate of costs related to future registration of the shares, which totaled $850, have been recognized as a reduction of the total proceeds in additional paid-in capital. CommScope has a contractual right to sell its ownership interest to Furukawa within a limited period of time in 2004, for a cash payment to CommScope of CommScope's original $173.4 million capital investment and an acceleration of repayment of the note receivable.

     Although the Company's ownership interest in OFS BrightWave is less than 20%, the investment has been accounted for using the equity method since OFS BrightWave is organized as a limited liability company with characteristics of a partnership. CommScope capitalized $4.8 million of direct acquisition costs as part of its investment in OFS BrightWave.

CommScope's portion of the losses of OFS BrightWave for the period from November 17, 2001 through December 31, 2001 has been included in the consolidated financial statements of CommScope, Inc. for the year ended December 31, 2001. These results are net of elimination of intercompany profit in the amount of $191, net of tax, related to interest payments on the $30 million note receivable and reimbursement of acquisition-related expenses by OFS BrightWave (see Note 17). OFS BrightWave has elected to be taxed as a partnership, therefore the Company's income tax benefit from flow through losses has been recorded based on the Company's tax rates.

     The following table provides summary financial information for OFS BrightWave as of and for the six week period ended December 31, 2001:

      Income Statement Data:
         Net revenues                               $  29,340
         Gross profit                                 (36,611)
         Loss from continuing operations              (61,253)
         Net loss                                     (61,253)

      Balance Sheet Data:
         Current assets                             $ 315,626
         Noncurrent assets                            921,647
         Current liabilities                          114,319
         Other noncurrent liabilities                 193,611
         Minority interests                            52,400

     The reconciliation of CommScope's investment in and advances to OFS BrightWave compared to CommScope's equity interest in the net assets of OFS BrightWave as of December 31, 2001 was as follows:

      Net assets of OFS BrightWave, LLC                       $876,943
      CommScope ownership percentage                          18.43225 %
                                                   --------------------
         CommScope equity in net assets
           of OFS BrightWave, LLC                              161,640
      Plus:
         Advances                                               30,000
         Direct costs of acquisition                             4,763
      Pushdown and other adjustments by majority
          member in OFS BrightWave, LLC                            457
                                                   --------------------
      Investment in and advances to
         OFS BrightWave, LLC                                  $196,860
                                                   ====================

     The Company's ownership interest in OFS BrightWave was restructured from a previously contemplated joint venture arrangement announced on July 24, 2001. Under the originally contemplated arrangement, CommScope and Furukawa would have formed two joint ventures to acquire certain fiber cable and transmission fiber assets of Lucent's OFS Group. Given the uncertain economic environment and severe downturn in the telecommunications market as well as associated difficulties in the financing markets following the September 11, 2001 tragedy, CommScope and Furukawa agreed to restructure the joint venture arrangement, resulting in a lower ownership participation for CommScope. As a result of the restructuring, the Company recorded pretax charges of approximately $8 million, or approximately $0.09 per diluted share, net of tax, during 2001, related to financing and formation costs of the original joint venture arrangement, which are not capitalizable as part of CommScope's investment in the restructured venture.

4.  OTHER ACQUISITIONS AND DIVESTITURES

     Effective January 1, 1999, in a transaction with Alcatel Cable Benelux, S.A. ("Alcatel"), the Company acquired certain assets and assumed certain liabilities of Alcatel's coaxial cable business in Belgium. The acquisition provides the Company with a European base of operations, access to established distribution channels and complementary coaxial cable technologies. The Belgium acquisition was accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair value at the date of the acquisition of approximately $20 million, including $3.5 million of goodwill, which was amortized in 1999, 2000, and 2001 based on a 30 year period (see Note 2 for "Impact of Newly Issued Accounting Standards"). Payment for the acquired business was financed primarily by borrowings under the Eurodollar Credit Agreement (see Note 9).

     In 1995, CommScope entered into a joint venture agreement with Pacific Dunlop Ltd. to produce cable in Australia, acquiring a 49% ownership interest. Due to certain governmental regulation changes and other events affecting the market for cable products in Australia in and around 1997, manufacturing operations of the joint venture were suspended and formally discontinued by decision of the joint venture's directors in 1997. In 1998, a formal termination and dissolution agreement for the joint venture was completed. Final dissolution of this joint venture was completed in accordance with Australian legal requirements as of December 29, 2000. A pretax gain of $517 related to the final liquidation of this joint venture was recognized in other income during the year ended December 31, 2000. The Company anticipates no third party claims and no additional gains or losses related to this closed joint venture.


5.  IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     The Company has taken a number of steps to manage costs and has been evaluating all aspects of its business in response to challenging industry conditions. As a result of its review, the Company recorded pretax impairment charges totaling $12.8 million during 2001. Included in these impairment charges was approximately $3.8 million related to an investment in an unconsolidated affiliate, $4.4 million related to fixed assets identified as held for disposal and $4.6 million related to fixed assets to be held and used.

     Management determined that the Company's investment in a wireless infrastructure project management company, which was included in other assets, and which was accounted for using the cost method, should be completely written off in 2001. This determination was based on financial information indicating severe cash flow shortages. The affiliate's board of directors made the decision to cease operations and began the process of liquidating the business during 2001. In late 2001, the majority common stockholder and remaining management indicated that there would be no funds available for the return of CommScope's investment. Management currently believes CommScope has no material legal or contractual obligation for the remaining liabilities of this investee and anticipates no further impact to CommScope's financial position or results from the liquidation of its assets.

     The assets held for disposal consist of machinery and equipment used or purchased for use in production. Management identified specific assets that were determined to have no future use to the Company and developed a plan of disposal for each of the assets. The assets held for disposal had a carrying value of $1.6 million at the impairment date, after the second quarter impairment charges including costs of disposal. Assets valued at $1.1 million were sold during 2001 at amounts approximating the reduced carrying values, leaving a remaining carrying value of approximately $500, which was included in other current assets as of December 31, 2001.

     The assets to be held and used consist of our newly constructed Kings Mountain facility and other machinery and equipment whose anticipated future cash flows have been affected by challenging industry conditions. Equipment that was intended for the Kings Mountain facility is expected to be redeployed overseas. The Company did not classify this facility as held for disposal at December 31, 2001 because management had not committed to a plan to actively sell the facility. However, subsequent to December 31, 2001, management has committed to a plan to sell this facility and has begun an active program to complete the sale within a reasonable period of time. Management believes the current carrying amount of this facility approximates its fair market value at December 31, 2001. The fair values of the assets to be held and used were determined using appraisals or present value techniques.

6.  INVENTORIES

                                         December 31,
                                  ------------------------
                                     2001         2000
                                  ------------ -----------

Raw materials                         $23,037     $28,382
Work in process                         9,688      11,124
Finished goods                         14,945      24,257
                                  ------------ -----------
                                      $47,670     $63,763
                                  ============ ===========

7.  PROPERTY, PLANT AND EQUIPMENT

                                           December 31,
                                  ---------------------------
                                      2001          2000
                                  ------------- -------------

                                             $             $
Land and land improvements               6,742         9,701
Buildings and improvements              74,101        63,429
Machinery and equipment                306,570       275,406
Construction in progress                41,721        27,546
                                  ------------- -------------
                                       429,134       376,082
Accumulated depreciation             ( 151,965)    ( 124,726)
                                  ------------- -------------
                                      $277,169      $251,356
                                  ============= =============

     Depreciation expense was $31,681, $26,631, and $20,778 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company capitalized interest of $405 and $176 for the years ended December 31, 2001 and 2000, respectively. No interest was capitalized for the year ended December 31, 1999.

8.  OTHER ACCRUED LIABILITIES

                                                 December 31,
                                           ------------------------
                                              2001         2000
                                           ------------ -----------

Salaries and compensation liabilities          $11,136     $18,775
Retirement savings plan liabilities              6,819      11,308
Warranty reserves                                1,326       1,672
Interest                                           371         463
Other                                            8,101       6,263
                                           ------------ -----------
                                               $27,753     $38,481
                                           ============ ===========

9.  LONG-TERM DEBT

                                                   December 31,
                                           --------------------------
                                               2001          2000
                                           ------------  ------------

Credit Agreement                                $   --       $30,000
Convertible Notes                              172,500       172,500
Eurodollar Credit Agreement                     11,269        14,136
IDA Notes                                       10,800        10,800
                                           ------------  ------------
                                               194,569       227,436
Less current portion                          ( 2,651)       (2.120)
                                           ------------  ------------
                                              $191,918      $225,316
                                           ============  ============

CREDIT AGREEMENT

     In July 1997 the Company entered into an unsecured $350 million revolving credit agreement with a group of banks (as amended, the "Credit Agreement"). The Company utilizes the Credit Agreement for, among other things, general working capital needs, financing capital expenditures and other general corporate purposes.

     The Credit Agreement provides a total of $350 million in available revolving credit commitments through (i) loans available at various interest rates and interest maturity periods (collectively, the Revolving Credit Loans) and (ii) the issuance of standby or commercial letters of credit (Letters of Credit) of up to $50 million. The Company's available borrowing capacity under the Credit Agreement, determined on a quarterly basis, is based on certain financial ratios, which are affected by the level of long-term debt outstanding and the Company's profitability. As of December 31, 2001, the Company had no outstanding indebtedness under the Credit Agreement and its available borrowing capacity under the Credit Agreement was approximately $269 million. The Credit Agreement expires on December 31, 2002.

     At the Company's option, advances under the Revolving Credit Loans are available by choosing from one of the following types of loans, which primarily are differentiated by the interest rates available: (i) an ABR Loan (as defined in the Credit Agreement), with interest based on the highest of the prime rate of JP Morgan Chase Bank, the Base CD Rate (as defined in the Credit Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%; (ii) a Eurodollar Loan (as defined in the Credit Agreement), with interest based on the Eurodollar Rate (LIBOR) plus a margin that will vary based on the Company's performance with respect to certain calculated financial ratios as defined in the Credit Agreement; (iii) an Absolute Rate Bid Loan (as defined in the Credit Agreement), with interest determined through competitive bid procedures among qualified lenders under the Credit Agreement; and (iv) a Swing Line Loan (as defined in the Credit Agreement) for up to an aggregate amount of $30 million, with interest based on a money market rate, the ABR Loan rate, or a combination thereof.

     Interest on the Revolving Credit Loans generally is payable quarterly in arrears or, for a Eurodollar Loan, at the end of an interest period date that is specified at the time funds are advanced to the Company, not to exceed three months. A facility fee based on the total commitment under the Credit Agreement and a fee for outstanding letters of credit are payable quarterly.

     The Credit Agreement contains certain financial and operating covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets, paying dividends, and maintaining certain levels of consolidated net worth, leverage ratio and interest coverage ratio. The Company was in compliance with these covenants at December 31, 2001.


CONVERTIBLE NOTES

     In December 1999, the Company issued $172.5 million of 4% convertible subordinated notes due December 15, 2006. These notes are convertible at any time into shares of CommScope common stock at a conversion price of $48.19 per share, which is subject to adjustment under certain circumstances, as provided in the Indenture. The Company may redeem some or all of these notes at any time on or after December 15, 2002 at redemption prices specified in the Indenture. In connection with the issuance of the convertible notes, the Company incurred costs of approximately $4.9 million, which have been capitalized as other assets and are being amortized over the term of the notes. The net proceeds of $167.6 million from this convertible debt offering were used primarily to repay outstanding indebtedness under the Credit Agreement in addition to funding capital expenditures and other general corporate activities.

EURODOLLAR CREDIT AGREEMENT

     In February 1999, the Company entered into an unsecured term loan agreement for 15 million euros ($16.4 million at the date of borrowing) that matures on March 1, 2006 (as amended, the "Eurodollar Credit Agreement"). The proceeds of the Eurodollar Credit Agreement were used to fund a portion of the acquisition costs and initial working capital needs of the Company's manufacturing facility in Belgium. Borrowings under this loan agreement bear interest at a variable rate equal to the Euro LIBOR Market Rate plus an applicable margin, payable quarterly. The interest rate in effect at December 31, 2001 was 4.12%. Principal payments on this loan are due in 20 equal quarterly installments of 750 thousand euros beginning June 1, 2001.

     As of December 31, 2001, the Company was party to an interest rate swap agreement, as required by the terms of the Eurodollar Credit Agreement, to effectively convert the variable-rate loan to a fixed-rate basis. The notional amount is equal to the outstanding principal balance of the Eurodollar Credit Agreement and decreases in tandem with principal repayments, which began June 1, 2001. Under the agreement, interest settlement payments are made quarterly based upon the spread between the Euro LIBOR Market Rate, as adjusted quarterly, and a fixed rate of 4.53% (see Note 10).


IDA NOTES

     In January 1995, CommScope entered into a $10.8 million unsecured loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the "IDA Notes"). Borrowings under the IDA Notes bear interest at variable rates based upon current market conditions for short-term financing. The interest rate in effect at December 31, 2001 was 2.13%. All outstanding borrowings under the IDA Notes are due on January 1, 2015.


OTHER MATTERS

     Maturities  of long-term  debt for the next five years are as follows:
$2,651  in 2002;  $2,651  in 2003;  $2,651  in 2004,  $2,651  in 2005,  and
$173,165 in 2006.

     The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 4.61% at December 31, 2001, and 5.14% at December 31, 2000.

10.  DERIVATIVES AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date for FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other host contracts (collectively referred to as embedded derivatives) and for hedging activities. The new standards require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

     The only derivative instrument identified in the implementation of SFAS No. 133 and outstanding for the year ended December 31, 2001 was an interest rate swap, which effectively converts the variable-rate Eurodollar Credit Agreement to a fixed-rate basis. The notional amount of the swap is equal to the outstanding principal balance of the Eurodollar Credit Agreement and decreases in tandem with principal repayments, which began June 1, 2001. As of January 1, 2001, this interest rate swap was designated and documented as a cash flow hedge of the risk of changes in the cash flows attributable to fluctuations in the variable benchmark interest rate associated with the underlying debt being hedged. This hedging instrument was effective at the transition date to SFAS No. 133, and at the balance sheet date, and is expected to continue to be effective for the duration of the swap contract, resulting in no anticipated hedge ineffectiveness. During the year ended December 31, 2001, the Company reclassified approximately $200 from accumulated other comprehensive income to reduce interest expense. The Company does not anticipate any material reclassifications from accumulated other comprehensive income or loss to interest expense during the next twelve months. The transition adjustment as of January 1, 2001 was recorded as a change in accounting principle to accumulated other comprehensive income and other assets on the balance sheet and did not have a material impact on the Company's consolidated results of operations, financial position, and cash flows. The fair value of this derivative instrument, reflected in other assets, was approximately $42 as of December 31, 2001.

     Also, as of January 1, 2001, the Eurodollar Credit Agreement was designated and effective as a partial hedge of the Company's net investment in its Belgian subsidiary. There was no adjustment required under SFAS No. 133 as of January 1, 2001 related to this net investment hedge. This hedging instrument was effective at the SFAS No. 133 transition date, and at the balance sheet date, and is expected to continue to be effective for the duration of the loan agreement, resulting in no anticipated reclassifications from accumulated other comprehensive income or loss to earnings.

     Activity in the accumulated net gain on derivative instruments included in accumulated other comprehensive loss for the year ended December 31, 2001 consisted of the following:


   Accumulated net gain on derivative instrument, beginning of year             $
                                                                                      --
   Net effect of adopting SFAS No. 133                                               229
   Net loss on derivative financial instrument designated as a
        cash flow hedge                                                             (202)
                                                                                ---------
   Accumulated net gain on derivative instrument, end of year                   $     27
                                                                                =========

11.  EMPLOYEE BENEFIT PLANS

     The Company sponsors the CommScope, Inc. of North Carolina Employees Retirement Savings Plan (the "Employees Retirement Savings Plan"). The majority of the Company's contributions to the Employees Retirement Savings Plan are made at the discretion of the Company's Board of Directors. In addition, eligible employees may elect to contribute up to 10% of their base salaries, limited to the maximum contribution amount allowed by the Internal Revenue Service. The Company contributes an amount equal to 50% of the first 4% of the employee's salary that the employee contributes. The Company contributed $9.3 million in 2001, $8.3 million in 2000, and $6.5 million in 1999 to the Employees Retirement Savings Plan, of which $7.5 million, $6.4 million and $5.0 million each year was discretionary.

     The Company sponsors a self-funded welfare plan (the "Plan") that provides medical, dental, and short-term disability benefits to eligible employees. Enrollment in the plan is optional, with the cost of the premiums being shared by both the employee and the Company. The Company established a Voluntary Employees' Benefit Association Trust ("VEBA Trust") to provide for the payment of benefits under the Plan. The Company is required to make cash contributions to the VEBA Trust from time to time in amounts which, when added to participant premiums, are sufficient to fund the benefits for participants and their beneficiaries under the Plan. The Company made cash contributions to the VEBA Trust of $13.6 million in 2001, $11.4 million in 2000, and $7.7 million in 1999.

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

     Additionally, the Company currently sponsors two defined benefit pension plans (the "Defined Benefit Pension Plans"). The first defined benefit plan is a nonqualified unfunded supplemental executive retirement plan that provides defined pension benefits to certain key executives who retired prior to December 31, 2000. The defined benefits under this plan are paid from Company contributions. Prior to January 1, 2001, this plan also covered certain active key executives who had not yet retired. All active participants' balances were settled as of January 1, 2001, resulting in a gain in this plan of $4.7 million, and a new defined contribution pension plan was established in its place for those active participants, as described below. The second defined benefit pension plan is a nonqualified pension plan, which provides pension benefits for certain international management-level employees. This plan is funded by Company and employee contributions.

     Effective January 1, 2001, the Company amended and restated its nonqualified unfunded supplemental executive retirement plan that previously provided defined pension benefits to certain active and retired key executives. As a result of this amendment and restatement, the benefits provided under the plan for all participants, other than those who retired prior to December 31, 2000, are now governed by the amended and restated plan (the "Restated Plan"). Under the Restated Plan, which is a noncontributory unfunded defined contribution pension plan, the Company will credit each participant's account with contributions and earnings on the accumulated balance thereof, as outlined in the plan, but the Company is not required to make any payments until the participant is eligible to receive retirement benefits under the plan. As of January 1, 2001, the Company credited each participant's account under the Restated Plan with an amount equal to the actuarially determined accumulated benefit obligation for each participant under the terms of the original nonqualified unfunded supplemental executive retirement plan. The total amount established by CommScope as of January 1, 2001, and recognized as an expense of the Restated Plan in 2001, was $4.1 million. The Company recognized additional cost of $546 representing contributions and earnings under this plan for the year ended December 31, 2001. The establishment of opening participant balances and the additional cost recognized resulted in an accrued liability for the Restated Plan of $4.6 million as of December 31, 2001. The amendment and restatement of this plan had no material effect on the consolidated financial statements of the Company upon adoption.

     Amounts accrued under the Postretirement Health Plan, the Defined Benefit Pension Plans, and the Restated Plan are included in other noncurrent liabilities. The following table summarizes information for the Defined Benefit Pension Plans and the Postretirement Health Plan:


                                                                                        Other
                                                             Pension Benefits       Postretirement
                                                                                       Benefits
                                                          ----------------------------------------------
                                                             2001        2000       2001       2000
                                                          ----------- ---------- ------------ ----------
Change in benefit obligation:
  Postretirement benefit obligation, beginning of year        $6,377      $5,965    $17,522    $12,957
  Service cost                                                    74         104      1,819      1,237
  Interest cost                                                  109         432      1,353      1,001
  Plan participants' contributions                                13          11         19         15
  Actuarial loss                                                  77          44      5,133      2,374
  Settlement of benefits                                     ( 4,690)         --         --         --
  Benefits paid                                                ( 108)      ( 119)      ( 43)      ( 62)
  Translation gain and other                                    ( 52)       ( 60)        --         --
                                                          ----------- ----------- ---------- ----------
 Postretirement benefit obligation, end of year               $1,800      $6,377    $25,803    $17,522
                                                          ----------- ----------- ---------- ----------

Change in plan assets:
  Fair value of plan assets, beginning of year                 $ 501       $ 418       $ --       $ --
  Employer and plan participant contributions                    231         206         43         62
  Return on plan assets                                           30          23         --         --
  Benefits paid                                                ( 108)      ( 119)      ( 43)      ( 62)
  Translation loss and other                                    ( 24)       ( 27)        --         --
                                                          ----------- ----------- ---------- ----------
 Fair value of plan assets, end of year                        $ 630       $ 501       $ --       $ --
                                                          ----------- ----------- ---------- ----------

Funded status (postretirement benefit obligation
  in excess of fair value of plan assets):                    $1,170      $5,876    $25,803    $17,522
  Unrecognized net actuarial loss                               ( 78)      ( 240)  ( 11,902)   ( 7,008)
  Unrecognized net transition amount                           ( 377)      ( 435)        --         --
                                                          ----------- ----------- ---------- ----------
Accrued benefit cost, end of year                              $ 715      $5,201    $13,901    $10,514
                                                          =========== =========== ========== ==========

Discount rate                                                  6.40%       7.75%      7.00%      7.75%
Rate of return on plan assets                                  5.50%       5.50%         --         --
Rate of compensation increase                                  3.50%       4.75%         --         --

     Net periodic  benefit cost  (credit) for the Defined  Benefit  Pension
Plans and the Postretirement Health Plan consisted of the following components:

                                                                                      Other
                                                Pension Benefits             Postretirement Benefits
                                         ------------------------------  -------------------------------
                                           2001      2000       1999      2001       2000       1999
                                         --------- ---------- ---------  ---------- ---------- ---------

Service cost                                  $ 74     $ 104        $--     $1,819     $1,237    $1,021
Interest cost                                  109       432        362      1,353      1,001       682
Recognized actuarial loss                       --        44         36        239        159       121
Amortization of transition obligation           29        29         --         --         --        --
Settlement gain                             (4,690)       --         --
Return on plan assets                          (30)      (23)        --         --         --        --
                                         --------- ---------- ---------  ---------- ---------- ---------
Net periodic benefit cost (credit)         $(4,508)    $ 586      $ 398     $3,411     $2,397    $1,824
                                         ==================== =========  ========== ========== =========

     For measurement purposes, a 13% annual rate of increase in health care costs was assumed for 2002 and is assumed to decrease gradually to 4.25% for 2014 and remain at that level thereafter. The increase in the postretirement benefit obligation in 2001 is due to a decrease in the discount rate and increases in the claims cost and health care trend rate assumptions, and was partially offset by a gain from demographic changes related to reduced headcount.

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the Postretirement Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2001:

                                                                1-Percentage-     1-Percentage-
                                                                Point Increase    Point Decrease
                                                               ----------------  ----------------

 Effect on total of service and interest cost components
    of net periodic benefit cost                                    $   905           $   (669)
 Effect on postretirement benefit obligation                          4,668             (5,955)

12. INCOME TAXES

     The components of the provision for income taxes for the years ended December 31, 2001, 2000, and 1999 were as follows:


                                                              Year Ended December 31,
                                                      ----------------------------------------
                                                         2001           2000          1999
                                                      ------------   -----------   -----------
Current:
  Federal                                                 $17,842       $46,723       $37,404
  State                                                       781         3,920         3,244
                                                      ------------   -----------   -----------
  Current income tax provision                             18,623        50,643        40,648
                                                      ------------   -----------   -----------
Deferred:
  Federal                                                  (1,611)        1,244           (90)
  State                                                      (651)          106            (8)
                                                      ------------   -----------   -----------
  Deferred income tax provision (benefit)                  (2,262)        1,350           (98)
                                                      ------------   -----------   -----------

Total provision for income taxes                          $16,361       $51,993       $40,550
                                                      ============   ===========   ===========

     The total provision for income taxes for the year ended December 31, 2001 included a current federal income tax benefit of $4.1 million reflected in equity in losses of OFS BrightWave, LLC.

     The reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2001, 2000, and 1999 was as follows:


Statutory U.S. federal income tax rate                         35.0%         35.0%         35.0%
State income taxes, net of federal benefit                      0.2           1.9           1.9
Foreign sales corporation benefit                             ( 2.9)        ( 1.1)        ( 1.4)
Permanent items and other                                     ( 2.8)          2.2           1.8
Establishment of valuation allowances for net
  operating loss and capital loss carryforwards                 7.5            --            --
                                                        ------------   -----------   -----------
Effective income tax rate                                      37.0%         38.0%         37.3%
                                                        ============   ===========   ===========

     During 2001, the Company established a valuation allowance of $2,020 against a deferred tax asset arising from a foreign net operating loss carryforward of approximately $6 million. The loss carryforward has no expiration date, but is subject to local restrictions limiting its deductibility. The Company also has a foreign net operating loss carryforward of approximately $2 million, with no expiration date, which it considers more likely than not to be realized based on a positive earnings history. The Company also established a valuation allowance of $1,388 during 2001 against a deferred tax asset arising from the impairment charge for an investment in a wireless infrastructure project management company, now in the process of being liquidated (see Note 5), which creates a capital loss for tax purposes. The Company considers it more likely than not that this capital loss carryforward will expire unused due to uncertainty about the creation of future capital gains.

     The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

                                                        December 31,
                                                  ------------------------
                                                     2001         2000
                                                  ------------ -----------
Deferred tax assets:
  Accounts receivable and inventory reserves          $11,957     $11,276
  Warranty reserves                                       491         635
  Employee benefits                                     3,515       3,709
  Postretirement benefits                               7,125       5,969
  Foreign net operating losses                          2,813         185
  Investment in unconsolidated affiliate                1,388          --
  Investment in OFS BrightWave, LLC                     1,118          --
  Other                                                 2,433       1,676
                                                  ------------ -----------
Total deferred tax assets                              30,840      23,450
Valuation allowance                                   ( 3,408)         --
                                                  ------------ -----------
                                                  ------------ -----------
Net deferred tax assets                                27,432      23,450

Deferred tax liabilities:
  Property, plant and equipment                      ( 26,867)   ( 25,040)
  Goodwill and intangibles                            ( 4,178)    ( 4,277)
  Hedging gain                                        ( 1,143)      ( 843)

                                                  ------------ -----------
Total deferred tax liabilities                       ( 32,188)   ( 30,160)

                                                  ------------ -----------

Net deferred tax liability                           $( 4,756)   $( 6,710)
                                                  ============ ===========

Deferred taxes as recorded on the balance sheet:
  Current deferred tax asset                          $18,143     $17,296
  Noncurrent deferred tax liability                  ( 22,899)   ( 24,006)
                                                  ------------ -----------

Net deferred tax liability                           $( 4,756)   $( 6,710)
                                                  ============ ===========

     At December 31, 2001 the Company had approximately $9.8 million in state investment tax credits that could be utilized to reduce state income tax liabilities for future tax years through 2007.

     The cumulative amount of undistributed earnings from foreign subsidiaries amounted to approximately $2.9 million at December 31, 2001. Although the Company does not currently intend to repatriate earnings from foreign subsidiaries, foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

     Income tax (expense) benefit for components of other comprehensive loss for the years ended December 31, 2001, 2000, and 1999 was as follows:

                                                       Year Ended December 31,
                                                 ------------------------------------
                                                    2001         2000        1999
                                                 -----------  -----------  ----------
Hedging gain on nonderivative instrument            $ (300)      $ (368)     $ (472)
Effect of adopting SFAS No. 133                       (135)           --          --
Loss on derivative instrument designated
     as a cash flow hedge                               120           --          --
                                                 -----------  -----------  ----------
Total income tax expense for components
     of other comprehensive loss                    $ (315)      $ (368)     $ (472)
                                                 ===========  ===========  ==========

13.  STOCK COMPENSATION PLANS

     In 1997, the Company adopted the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the "CommScope Incentive Plan"), which was formally approved by the Company's stockholders in 1998. The CommScope Incentive Plan provides for the granting of stock options, restricted stock, performance units, performance shares and phantom shares to employees of the Company and its subsidiaries and the granting of stock and stock options to nonemployee directors of the Company. A total of 8.7 million shares have been authorized for issuance under the CommScope Incentive Plan through December 31, 2001. Stock options generally expire 10 years from the date they are granted. Options vest over service periods that generally range from two to four years. Upon initial election to the Company's board of directors, a non-employee director is granted 1,000 shares of stock, which are fully vested and transferable upon issuance, and an option to purchase 20,000 shares of stock, which vest over a three-year period. If a director remains in office, a similar option is granted every three years. The following tables summarize the Company's stock option activity and information about stock options outstanding at December 31, 2001:

                                                                             Weighted
                                                                             Average
                                                            Shares        Exercise Price
                                                        (in thousands)      Per Share
                                                       ----------------- -----------------
Stock options outstanding at December 31, 1998                    4,532            $13.25
Granted                                                             690             37.08
Cancelled                                                          ( 84)            14.29
Exercised                                                        (  634)            12.72
                                                       ----------------- -----------------
Stock options outstanding at December 31, 1999                    4,504             16.96

Granted                                                           1,446             18.81
Cancelled                                                        (  123)            21.67
Exercised                                                        (  375)            12.57
                                                       ----------------- -----------------
Stock options outstanding at December 31, 2000                    5,452             17.64

Granted                                                             294             21.90
Cancelled                                                        (  432)            22.40
Exercised                                                        (  225)            13.00
                                                       ----------------- -----------------
Stock options outstanding at December 31, 2001                    5,089            $17.69
                                                       ================= =================

Stock options exercisable at December 31, 1999                    2,068            $12.99
Stock options exercisable at December 31, 2000                    2,747            $15.04
Stock options exercisable at December 31, 2001                    3,703            $16.50

Shares reserved for future issuance at December 31, 2001          2,327



                               Options Outstanding                           Options Exercisable
               ----------------------------------------------------- ------------------------------------

                                    Weighted
                                     Average                                                Weighted
   Range of                         Remaining      Weighted Average                         Average
   Exercise         Shares       Contractual Life  Exercise Price          Shares        Exercise Price
    Prices      (in thousands)      (in Years)        Per Share        (in thousands)      Per Share
 ------------- ----------------------------------------------------- ------------------------------------
  $8 to $20                4,379               6.3           $14.55               3,288           $13.80
   20 to 30                   32               7.8            23.28                   4            24.22
   30 to 40                  669               7.7            37.61                 407            37.94
   40 to 48                    9               8.2            44.53                   4            44.24
               ----------------------------------------------------- ------------------------------------
  $8 to $48                5,089               6.5           $17.69               3,703           $16.50
               ===================================================== ====================================


     The Company has elected to account for stock options using the intrinsic value method. The weighted average fair value per option, disclosed below, has been estimated using the Black-Scholes option pricing model. Pro forma information, disclosed below, presents net income and net income per share as if compensation expense had been recorded using the fair value based method. These pro forma assumptions and disclosures were as follows:

                                                         Year Ended December 31,
                                                 ----------------------------------------
                                                    2001          2000          1999
                                                 -----------   ------------  ------------
Valuation assumptions:
  Expected option term (years)                          3.5            3.5           3.5
  Expected volatility                                  50.0%          50.0%         50.0%
  Expected dividend yield                               0.0%           0.0%          0.0%
  Risk-free interest rate                               4.0%           5.0%          6.0%
Weighted average fair value per option               $ 9.05         $ 7.76        $15.87
Pro forma:
  Net income (in thousands)                         $20,788        $78,734       $64,020
  Net income per share - basic                         0.39           1.54          1.26
  Net income per share - assuming dilution             0.39           1.49          1.23


14.  STOCKHOLDER RIGHTS PLAN

     On June 10, 1997, the Board of Directors adopted a stockholder rights plan designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the rights plan, each stockholder received a dividend of one right for each outstanding share of common stock, which was distributed on July 29, 1997. The rights are attached to, and presently only trade with, the common stock and currently are not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Participating Preferred Stock") for each right held at a price of $60.

     The rights become exercisable and will begin to trade separately from the common stock upon the earlier of (i) the first date of public announcement that a person or group (other than pursuant to a Permitted Offer or Lucent, its Subsidiaries, Affiliates, or Associates pursuant to the Financing Agreement, each as defined) has acquired beneficial ownership of 15% or more of the outstanding common stock; or (ii) 10 business days (or such later date as the Board of Directors of the Company may determine) following a person's or group's commencement of, or announcement of and intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the common stock. The rights will entitle holders (other than an Acquiring Person, as defined) to purchase common stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase $120 worth of the surviving company's common stock for $60. The Company may redeem the rights for $0.01 each at any time prior to such acquisitions. The rights will expire on June 12, 2007.

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

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and an interest rate swap contract (see Note 10). For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments are considered representative of their fair values due to their short terms to maturity. Fair values for the Company's debt instruments with no quoted market prices are estimated using a discounted cash flow analysis, based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. With respect to the Company's convertible notes (see Note 9), fair value is based on quoted market prices. The fair value of the Company's interest rate swap contract is based on the net present value of the expected future contractual cash flows.

     The carrying amounts and estimated fair values of the Company's convertible notes and interest rate swap contract at December 31, 2001 and 2000, are summarized as follows:

                                                     December 31,
                                 ------------------------------------------------------
                                           2001                         2000
                                 -------------------------    -------------------------
                                  Carrying       Fair          Carrying       Fair
                                   Amount        Value          Amount        Value
                                 ------------------------------------------------------
     Convertible notes              $172,500     $136,700        $172,500     $122,500
     Interest rate swap                   42           42             (a)          364

     (a) The interest rate swap contract was not required to be recorded in the Company's financial statements until January 1, 2001 when the Company adopted SFAS No. 133 (see Note 10).

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

16.  COMMITMENTS AND CONTINGENCIES

     CommScope leases certain equipment and facilities under operating leases expiring at various dates through the year 2011. Rent expense was $7.6 million in 2001, $7.8 million in 2000, and $5.4 million in 1999. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 2001 are: $3.9 million in 2002; $3.2 million in 2003; $2.9 million in 2004; $2.2 million in 2005,
$1.6 million in 2006 and $15.3 million thereafter.

     These future minimum lease payments include payments under a five-year tax-advantaged operating lease with Wachovia Capital Investments, Inc. ("Wachovia") for the Company's recently constructed corporate office building. The Company moved into the corporate office building in January 2002 under an arrangement whereby Wachovia retains legal title and ownership of the facility, but CommScope, rather than Wachovia, is allowed to claim a deduction for the tax depreciation on the assets. The lease payments are variable, based on three-month Libor plus a credit spread determined from a pricing grid, which is based on CommScope's senior unsecured credit rating as determined by Moody's or S&P. CommScope has the option at any time to purchase the facility for the total construction amount funded by Wachovia of approximately $12.8 million. However, up to two additional five-year renewals may be granted at the option of the lessor. At the end of the initial lease term, or renewal term(s) if renewed, if CommScope should decide not to purchase the facility, CommScope is obligated to pay Wachovia a final lease payment of approximately $11 million, and to market the facility on Wachovia's behalf. Any proceeds received from the sale of the facility would first be used to reimburse Wachovia for the difference between the total cost of the facility and CommScope's final lease payment. Any remaining sales proceeds would be retained by CommScope. The Wachovia lease agreement also contains certain financial covenants including a leverage ratio, a net worth maintenance test, and an interest coverage ratio. The lease agreement also contains certain cross-default provisions related to CommScope's other credit facilities. The Company was in compliance with these covenants as of December 31, 2001.

     As of December 31, 2001, the Company had committed funds of approximately $3.1 million under purchase orders and contracts related to vertical integration projects and equipment and capacity upgrades to meet current and anticipated future business demands.

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

17. INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

     The Company's operations are conducted within one business segment that designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications applications. The Company's primary source of revenues is from product sales to cable television system operators, telecommunications service providers, original equipment manufacturers and distributors. Service revenue from delivery of products shipped by Company owned trucks is not material to the Company's reported sales. The Company aggregates and reports its results in one reportable segment based on the similarity of its products, production processes, distribution methods, and regulatory environment.

     Sales of coaxial cable products to a major customer and its affiliates were approximately 10% of net sales in 1999, and less than 10% of net sales in 2001 and 2000. No other customer accounted for 10% or more of net sales during any of the three fiscal years in the period ended December 31, 2001.

     Sales to related parties were less than 2% of net sales in 2001 and 2000, and less than 2.5% of net sales in 1999. Trade accounts receivable from related parties were less than 1% of the Company's total trade accounts receivable balance as of December 31, 2001 and less than 2% as of December 31, 2000. Purchases from related parties were less than 1% of cost of sales and operating expenses in 2001, 2000 and 1999.

     As of December 31, 2001, the Company held a $30 million note receivable from OFS BrightWave, in which CommScope owns an 18.4% equity interest. The Company recognized interest income of $125 on this note during the six weeks ended December 31, 2001, of which $23 was eliminated in consolidation. In addition, CommScope had a $1.5 million receivable from OFS BrightWave, included in other current assets, for an expected reimbursement of costs incurred by CommScope on behalf of OFS BrightWave related to the formation of OFS BrightWave with Furukawa. The income statement benefit related to this $1.5 million reimbursement, of which $280 was eliminated in consolidation, was recorded to terminated acquisition costs in the fourth quarter of 2001.

     Sales to customers located outside of the United States ("international sales") comprised approximately 23% of net sales in 2001, and 24% of net sales in 2000 and 1999. International sales by geographic region, based on the destination of product shipments, and worldwide sales by broad product group were as follows (in millions):

                                                         Year Ended December 31,
                                                     --------------------------------
                                                        2001      2000       1999
                                                     --------------------------------
Latin America                                             $64.5      $67.5     $43.0
Asia / Pacific Rim                                         26.2       58.9      47.6
Europe                                                     64.9       77.4      65.4
Canada                                                     16.3       23.1      18.3
Other                                                       1.4        5.5       3.4
                                                     --------------------------------

Total international sales                                $173.3     $232.4    $177.7
                                                     ================================

                                                         Year Ended December 31,
                                                     --------------------------------
                                                        2001      2000       1999
                                                     --------------------------------
Broadband and other video application products           $588.3     $723.8    $557.4
Local area network products                                88.3       85.3      87.3
Wireless and other telecommunications products             61.9      140.9     104.2
                                                     --------------------------------

Total worldwide sales by broad product group             $738.5     $950.0    $748.9
                                                     ================================

Net property, plant and equipment by geographic area was as follows (in millions):

                                                         December 31,
                                                     ----------------------
                                                        2001      2000
                                                     ----------------------
United States                                            $238.6     $231.7
Belgium                                                    10.3       10.2
Brazil                                                     28.3        9.5
                                                     ----------------------

Total net property, plant and equipment                  $277.2     $251.4
                                                     ======================


18.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Year Ended December 31,
                                                          ----------------------------------------
                                                              2001         2000         1999
                                                          ----------------------------------------
Cash paid during the year for:
     Taxes                                                  $    23,655     $ 47,268     $ 37,112
     Interest (net of capitalized amounts)                        7,732        9,467       10,304

Noncash investing and financing activities:
     Acquisition of interest in OFS BrightWave              $ (173,388)           --           --
     Purchase of note of OFS BrightWave                        (30,000)           --           --
     Issuance of common stock to Lucent                         203,388           --           --


19.  QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                              First        Second        Third       Fourth
                                             Quarter      Quarter       Quarter      Quarter
                                          ------------------------------------------------------
Fiscal 2001:
  Net sales                                    $217,360      $199,899     $177,702     $143,537
  Gross profit                                   52,794        48,310       43,947       34,593
  Operating income                               28,006        11,630       12,460       10,778
  Net income (loss)                              16,579         5,978        6,345       (1,037)
  Net income (loss) per share, basic               0.32          0.12         0.12        (0.02)
  Net income (loss) per share, diluted             0.32          0.11         0.12        (0.02)

Fiscal 2000:
  Net sales                                    $203,939      $241,244     $256,873     $247,970
  Gross profit                                   52,353        64,381       66,265       68,055
  Operating income                               28,975        38,004       39,661       39,411
  Net income                                     16,727        22,293       22,988       22,879
  Net income per share, basic                      0.33          0.44         0.45         0.45
  Net income per share, diluted                    0.32          0.42         0.43         0.43


                                                      COMMSCOPE, INC.
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      (IN THOUSANDS)


                                                             Additions
                                                    ----------------------------
                                                                   Charged to
                                       Balanmce at   Charged to     Other       Deductions  Balance at
                                       Beginning      Costs and     Accounts    (Describe)   End of
              Description              of Period      Expenses     (Describe)       (1)      Period
----------------------------------------------------------------------------------------------------------

Deducted from assets:
  Allowance for doubtful accounts
     Year ended December 31, 2001        $9,187       $6,565           $--       $3,153      $12,599
     Year ended December 31, 2000        $4,838       $4,519           $--        $ 170       $9,187
     Year ended December 31, 1999        $4,126       $1,602           $--        $ 890       $4,838


(1) Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is contained in the sections captioned "Management of the Company--Board of Directors of the Company", "Management of the Company--Committees of the Board of Directors--Board Meetings", and "Management of the Company--Section 16(a) Beneficial
Ownership Reporting Compliance" included in our Proxy Statement for the 2002 Annual Meeting of Stockholders ("2002 Proxy Statement"), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS

     Set forth below is certain information with respect to the executive officers of the Company as of March 22, 2002.

Name and Title                   Age                      Business Experience
--------------                   ---                      -------------------

Frank M. Drendel                 57       Frank M. Drendel has been our
Chairman and Chief                        Chairman and Chief Executive Officer
Executive Officer                         since the spin-off.  He has served
                                          as Chairman and President of
                                          CommScope NC, currently our
                                          wholly-owned subsidiary, from
                                          1986 to the spin-off and has
                                          served as Chief Executive Officer
                                          of CommScope NC since 1976. Mr.
                                          Drendel is a director of Nextel
                                          Communications, Inc., Corvis
                                          Corporation, C-SPAN and the
                                          National Cable Television
                                          Association. Prior to that time,
                                          Mr. Drendel has held various
                                          positions with CommScope NC since
                                          1971.

Brian D. Garrett                 53       Brian D. Garrett has been President
President and Chief                       and Chief Operating Officer of
Operating Officer                         CommScope and CommScope NC since
                                          1997. He was our Executive Vice
                                          President, Operations from the
                                          spin-off until 1997. From 1996 to
                                          1997, he was Executive Vice
                                          President and General Manager of
                                          the Network Cable Division of
                                          CommScope NC and Vice President
                                          and General Manager of the
                                          Network Cable Division of
                                          CommScope NC from 1986 to 1996.
                                          Prior to that time, Mr. Garrett
                                          has held various positions with
                                          CommScope, NC since 1980.

Jearld L. Leonhardt              53       Jearld L. Leonhardt has been our
Executive Vice President                  Executive Vice President and Chief
and Chief Financial Officer               Financial Officer since 1999.  He
                                          has served as our Executive Vice
                                          President, Finance and
                                          Administration from the spin-off
                                          until 1999. He was our Treasurer
                                          from the spin-off until 1997. He
                                          has served as Executive Vice
                                          President and Chief Financial
                                          Officer of CommScope NC since
                                          1999. He has served as Executive
                                          Vice President, Finance and
                                          Administration of CommScope NC
                                          from 1983 until 1999 and
                                          Treasurer of CommScope NC from
                                          1983 until 1997. Prior to that
                                          time, Mr. Leonhardt has held
                                          various positions with CommScope
                                          NC since 1970.

Randall W. Crenshaw              45       Randall W. Crenshaw has been
Executive Vice President,                 Executive Vice President,
Procurement, and General                  Procurement, and General Manager,
Manager, Network                          Network, of CommScope and CommScope
                                          NC since 2000. From the spin-off
                                          until 2000, he was Executive Vice
                                          President, Procurement of
                                          CommScope and CommScope NC. From
                                          1994 to 1997, Mr. Crenshaw was
                                          Vice President Operations for the
                                          Network Cable Division of
                                          CommScope NC. Prior to that time,
                                          Mr. Crenshaw has held various
                                          positions with CommScope NC since
                                          1985.

William R. Gooden                60       William R. Gooden has been our Senior
Senior Vice President                     Vice President and Controller since
and Controller                            the spin-off.  He has served as
                                          Senior Vice President and
                                          Controller of CommScope NC since
                                          1996 and was Vice President and
                                          Controller from 1991 to 1996.
                                          Prior to that time, Mr. Gooden
                                          has held various positions with
                                          CommScope NC since 1978.

Larry W. Nelson                  59       Larry W. Nelson has been our
Executive Vice President,                 Executive Vice President, Business
Business Development                      Development, since the spin-off.
                                          He has served as Executive Vice
                                          President, Business Development,
                                          of CommScope NC since 1997. From
                                          1988 to 1997, he was Executive
                                          Vice President and General
                                          Manager, CATV, of CommScope NC.
                                          Prior to that time, Mr. Nelson
                                          has held various positions with
                                          CommScope NC since 1968.

Christopher A. Story             42       Christopher A. Story has been
Executive Vice President,                 Executive Vice President, Global
Global Broadband Operations               Broadband Operations, of CommScope
                                          and CommScope NC since 2000. From
                                          1998 until 2000, he was Senior
                                          Vice President, CATV Operations,
                                          of CommScope NC. From 1996 to
                                          1998, he was Vice President, CATV
                                          Operations, of CommScope NC.
                                          Prior to that time, Mr. Story has
                                          held various positions with
                                          CommScope NC since 1989.

Gene W. Swithenbank              62       Gene W. Swithenbank has been our
Executive Vice President,                 Executive Vice-President, Global
Global  Broadband Sales                   Broadband Sales and Marketing since
and Marketing                             July 2001.  Prior to that he was
                                          Executive Vice President, CATV
                                          Sales and Marketing, since the
                                          spin-off. He has served as
                                          Executive Vice President, CATV
                                          Sales and Marketing, of CommScope
                                          NC since 1996. From 1992 to 1996,
                                          Mr. Swithenbank was Senior Vice
                                          President, CATV Sales and
                                          Marketing, of CommScope NC. Prior
                                          to that time, Mr. Swithenbank has
                                          held various positions with
                                          CommScope NC since 1970.

Frank B. Wyatt, II               39       Frank B. Wyatt, II has been Senior
Senior Vice President, General            Vice President, General Counsel and
Counsel and Secretary                     Secretary of CommScope and CommScope
                                          NC since 2000. He was Vice
                                          President, General Counsel and
                                          Secretary of CommScope and
                                          CommScope NC from the spin-off
                                          until 2000. He has served as
                                          General Counsel and Secretary of
                                          CommScope NC since 1996. Prior to
                                          that time, Mr. Wyatt was an
                                          attorney in private law firm
                                          practice since 1987.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is contained in the section captioned "Management of the Company" in our 2002 Proxy Statement and is incorporated by reference herein. The sections captioned

"Management of the Company--Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in our 2002 Proxy Statement are not incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is contained in the sections captioned "Beneficial Ownership of Common Stock" and "Management of the Company--Stock Options" in our 2002 Proxy Statement, which sections are incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the section captioned "Management of the Company--Certain Relationships and Related Transactions" in our 2002 Proxy Statement and is incorporated by reference herein.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of this Report:

          1.   Financial Statements.

                    The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:

                    Independent Auditors' Report.
                    Consolidated Statements of Income for the Years ended
                       December 31, 2001, 2000 and 1999.
                    Consolidated Balance Sheets as of December 31, 2001 and
                       2000.
                    Consolidated Statements of Cash Flows for the Years
                       ended December 31, 2001, 2000 and 1999.
                    Consolidated Statements of Stockholders' Equity and
                       Comprehensive Income for the Years ended December 31, 2001, 2000 and 1999.
                    Notes to Consolidated Financial Statements.

          2.   Financial Statement Schedules.

                    Schedule II - Valuation and Qualifying Accounts. Included under Part II, Item 8.

                    Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. 3. List of Exhibits. See Index of Exhibits included on page E-1.

     (b)  Reports on Form 8-K:

                    On October 25, 2001 we filed a current report on Form 8-K announcing our financial results for the third quarter ended September 30, 2001.

                    On November 26, 2001 we filed a current report on Form 8-K announcing formation of the BrightWave joint venture to acquire certain fiber optic assets.

                    On December 26, 2001 we filed an amended current report on Form 8-K/A to file certain financial information related to the BrightWave joint venture.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CommScope, Inc.



Date:  March 22, 2002                By:/s/ Frank M. Drendel
                                        -------------------------------------
                                        Frank M. Drendel
                                        Chairman and Chief Executive Officer




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

                 Signature                               Title                               Date
                 ---------                               -----                               ----

/s/ Frank M. Drendel                      Chairman of the Board and Chief               March 22, 2002
-------------------------------              Executive Officer
         Frank M. Drendel

/s/ Jearld L. Leonhardt                    Executive Vice President and Chief           March 22, 2002
-------------------------------          Financial Officer (Principal financial
         Jearld L. Leonhardt                            officer)


/s/ William R. Gooden                     Senior Vice President and Controller          March 22, 2002
-------------------------------               (Principal accounting officer)
         William R. Gooden

/s/ Edward D. Breen                                     Director                        March 22, 2002
-------------------------------
         Edward D. Breen

/s/ Duncan M. Faircloth                                 Director                        March 22, 2002
-------------------------------
         Duncan M. Faircloth

/s/ Boyd L. George                                      Director                        March 22, 2002
-------------------------------
         Boyd L. George

/s/ George N. Hutton, Jr.                               Director                        March 22, 2002
-------------------------------
         George N. Hutton, Jr.

/s/ June E. Travis                                      Director                        March 22, 2002
-------------------------------
         June E. Travis

/s/ James N. Whitson                                    Director                        March 22, 2002
-------------------------------
         James N. Whitson


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

     4.1.2 Amendment No. 2 to Rights Agreement, dated as of November 15, 2001 between CommScope, Inc. and Mellon Investor Services LLC. (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed November 19, 2001 (File no. 1-12929)).

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

     10.8+ Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan, as amended through December 14, 2000. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000. (File No. 1-12929)).

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

     10.15 Amended and Restated Memorandum of Understanding, dated as of November 15, 2001, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (file no. 1-12929)).

     10.16 Registration Rights Agreement, dated as of November 16, 2001, by and between CommScope, Inc. and Lucent Technologies Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (file no. 1-12929)).

     10.17 Financing Agreement, dated July 24, 2001 among CommScope, Inc., The Furukawa Electric Co., Ltd. and Lucent Technologies Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (file no. 1-12929)).

     10.18 Financing Agreement Supplement, dated November 9, 2001 among CommScope, Inc., The Furukawa Electric Co., Ltd. and Lucent Technologies Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (file no. 1-12929)).

     10.19 Revolving Credit Agreement, dated as of November 16, 2001, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC.

     10.20 Amended and Restated Limited Liability Company Agreement of OFS BrightWave, LLC, dated November 16, 2001, by and among OFS BrightWave, LLC, Fitel USA Corp. and CommScope Optical Technologies, Inc.

     12.            Statements re: Computation of Ratios.

     21.            Subsidiaries of the Registrant.

     23.1           Consent of Deloitte & Touche LLP.

     23.2           Consent of PriceWaterhouseCoopers, LLC.

     99.1           Forward-Looking Information.

     99.2           OFS BrightWave, LLC Consolidated Financial Statements.

--------------------------------------------
+    Management Compensation.