Form 10-Q
period 2002-03-31
COMMSCOPE INC
filed 2002-05-14
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

                          1100 COMMSCOPE PLACE, SE
                                P.O. BOX 339
                          HICKORY, NORTH CAROLINA
                  (Address of principal executive offices)
                                   28602
                                 (Zip Code)

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

As of April 30, 2002 there were 61,759,824 shares of Common Stock outstanding.

                              COMMSCOPE, INC.
                                 FORM 10-Q
                               MARCH 31, 2002
                             TABLE OF CONTENTS




                                                                    Page No.
                                                                 --------------

Part I - Financial Information (Unaudited):

    Item 1.  Condensed Consolidated Financial Statements:
              Condensed Consolidated Statements of Income                   3
              Condensed Consolidated Balance Sheets                         4
              Condensed Consolidated Statements of Cash Flows               5
              Condensed Consolidated Statements of Stockholders'
                  Equity and Comprehensive Income                           6
              Notes to Condensed Consolidated Financial Statements     7 - 12

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 13 - 17

Part II - Other Information:

    Item 6.  Exhibits and Reports on Form 8-K                              18
    Signatures                                                             19


                              COMMSCOPE, INC.
                Condensed Consolidated Statements of Income
       (Unaudited--in thousands, except net income per share amounts)

                                                                    Three Months Ended
                                                                         March 31,
                                                            ----------------------------------
                                                                 2002              2001
                                                            ----------------  ----------------
Net sales                                                     $     159,751     $     217,360
                                                            ----------------  ----------------

Operating costs and expenses:
    Cost of sales                                                   124,326           164,566
    Selling, general and administrative                              21,233            21,966
    Research and development                                          1,995             1,480
    Amortization of goodwill                                              -             1,342
                                                            ----------------  ----------------
        Total operating costs and expenses                          147,554           189,354
                                                            ----------------  ----------------

Operating income                                                     12,197            28,006
Other income (expense), net                                            (387)              175
Interest expense                                                     (2,182)           (2,022)
Interest income                                                         440               158
                                                            ----------------  ----------------

Income before income taxes and equity in losses
    of OFS BrightWave, LLC                                           10,068            26,317
Provision for income taxes                                           (3,725)           (9,738)
                                                            ----------------  ----------------

Income before equity in losses of OFS BrightWave, LLC                 6,343            16,579
Equity in losses of OFS BrightWave, LLC                              (7,991)                -
                                                            ----------------  ----------------

Net income (loss)                                             $      (1,648)    $      16,579
                                                            ================  ================


Net income (loss) per share:
    Basic                                                     $       (0.03)    $        0.32
    Assuming dilution                                         $       (0.03)    $        0.32

Weighted average shares outstanding:
    Basic                                                            61,714            51,315
    Assuming dilution                                                61,714            52,028



         See notes to condensed consolidated financial statements.



                              COMMSCOPE, INC.
                   Condensed Consolidated Balance Sheets
                    (In Thousands, Except Share Amounts)

                                                                                   (Unaudited)
                                                                                    March 31,          December 31,
                                                                                       2002                2001
                                                                                 ---------------    -----------------
                                                     ASSETS

Cash and cash equivalents                                                         $      86,940      $      61,929
Accounts receivable, less allowance for doubtful accounts of
    $14,259 and $12,599, respectively                                                   116,068            105,402
Inventories                                                                              54,099             47,670
Prepaid expenses and other current assets                                                10,798             12,724
Deferred income taxes                                                                    18,214             18,143
                                                                                 ---------------    ---------------
        Total current assets                                                            286,119            245,868

Property, plant and equipment, net                                                      268,381            277,169
Goodwill, net of accumulated amortization of $59,493                                    151,304            151,307
Other intangibles, net of accumulated amortization of
    $38,048 and $37,421, respectively                                                    10,717             11,344
Investment in and advances to OFS BrightWave, LLC                                       171,318            196,860
Other assets                                                                             10,082              6,457
                                                                                 ---------------    ---------------

        Total Assets                                                              $     897,921      $     889,005
                                                                                 ===============    ===============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $      23,040      $      16,339
Other accrued liabilities                                                                33,039             27,753
Current portion of long-term debt                                                         2,615              2,651
                                                                                 ---------------    ---------------
        Total current liabilities                                                        58,694             46,743

Long-term debt, less current portion                                                    191,144            191,918
Deferred income taxes                                                                    20,672             22,899
Other noncurrent liabilities                                                             22,073             20,931
                                                                                 ---------------    ---------------
        Total Liabilities                                                               292,583            282,491

Commitments and contingencies

Stockholders' Equity:
    Preferred stock, $.01 par value; Authorized shares:  20,000,000;
      Issued and outstanding shares:  None at March 31, 2002 and
      December 31, 2001                                                                      --                 --
    Common stock, $.01 par value; Authorized shares:  300,000,000;
      Issued and outstanding shares:  61,717,159 at March 31, 2002;
      61,688,256 at December 31, 2001                                                       617                617
    Additional paid-in capital                                                          382,328            381,823
    Retained earnings                                                                   227,019            228,667
    Accumulated other comprehensive loss                                                 (4,626)            (4,593)
                                                                                 ---------------    ---------------
        Total Stockholders' Equity                                                      605,338            606,514
                                                                                 ---------------    ---------------

        Total Liabilities and Stockholders' Equity                                $     897,921      $     889,005
                                                                                 ===============    ===============



           See notes to condensed consolidated financial statements.

                                       -4-

                              COMMSCOPE, INC.
              Condensed Consolidated Statements of Cash Flows
                         (Unaudited - in thousands)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                        ---------------------------------
                                                                             2002               2001
                                                                        -------------      --------------

OPERATING ACTIVITIES:
Net income (loss)                                                        $    (1,648)     $     16,579
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                             9,071             9,940
     Equity in losses of OFS BrightWave, LLC                                  12,734                --
     Deferred income taxes                                                    (2,336)             (372)
     Tax benefit from stock option exercises                                      71               287
     Changes in assets and liabilities:
         Accounts receivable                                                 (10,735)           14,851
         Inventories                                                          (6,492)            1,282
         Prepaid expenses and other current assets                             1,929               791
         Accounts payable and other accrued liabilities                       12,069             5,682
         Other noncurrent liabilities                                          1,151               983
         Other                                                                   640               473
                                                                        -------------    --------------
Net cash provided by operating activities                                     16,454            50,496

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                               (4,077)          (22,226)
     Proceeds from repayment of advance to OFS BrightWave, LLC                13,000                --
     Proceeds from disposal of fixed assets                                       48                --
                                                                        -------------    --------------
Net cash provided by (used in) investing activities                            8,971           (22,226)

FINANCING ACTIVITIES:
     Repayments under revolving credit facility                                   --           (30,000)
     Principal payments on long-term debt                                       (656)               --
     Proceeds from exercise of stock options                                     418             1,360
                                                                        -------------    --------------
Net cash used in financing activities                                           (238)          (28,640)

Effect of exchange rate changes on cash                                         (176)             (289)

                                                                        -------------    --------------
Change in cash and cash equivalents                                           25,011              (659)
Cash and cash equivalents, beginning of period                                61,929             7,704
                                                                        -------------    --------------
Cash and cash equivalents, end of period                                 $    86,940      $      7,045
                                                                        =============    ==============



          See notes to condensed consolidated financial statements.



                              COMMSCOPE, INC.
         Condensed Consolidated Statements of Stockholders' Equity
                          and Comprehensive Income
              (Unaudited - in thousands, except share amounts)


                                                                          Three Months Ended
                                                                              March 31,
                                                                  -----------------------------
                                                                       2002            2001
                                                                  -------------     -----------

Number of common shares outstanding:
     Balance at beginning of period                                  61,688,256     51,263,703
     Issuance of shares to nonemployee director                           1,000             --
     Issuance of shares for stock option exercises                       27,903        106,492
                                                                  --------------  -------------
     Balance at end of period                                        61,717,159     51,370,195
                                                                  --------------  -------------

Common stock:
     Balance at beginning of period                                $        617    $       513
     Issuance of shares for stock option exercises                           --              1
                                                                  --------------  -------------
     Balance at end of period                                      $        617    $       514
                                                                  --------------  -------------

Additional paid-in capital:
     Balance at beginning of period                                $    381,823    $   175,803
     Issuance of shares to nonemployee director                              16             --
     Issuance of shares for stock option exercises                          418          1,359
     Tax benefit from stock option exercises                                 71            287
                                                                  --------------  -------------
     Balance at end of period                                      $    382,328    $   177,449
                                                                  --------------  -------------

Retained earnings:
     Balance at beginning of period                                $    228,667    $   200,802
     Net income (loss)                                                   (1,648)        16,579
                                                                  --------------  -------------
     Balance at end of period                                      $    227,019    $   217,381
                                                                  --------------  -------------

Accumulated other comprehensive loss:
     Balance at beginning of period                                $     (4,593)   $    (2,598)
     Other comprehensive loss                                               (33)        (2,281)
                                                                  --------------  -------------
     Balance at end of period                                      $     (4,626)   $    (4,879)
                                                                  --------------  -------------

Total stockholders' equity                                         $    605,338    $   390,465
                                                                  ==============  =============


Comprehensive income (loss):
     Net income (loss)                                             $     (1,648)   $    16,579
     Other comprehensive loss, net of tax:
         Foreign currency translation gain (loss) -
              foreign subsidiaries                                           62           (579)
         Foreign currency transaction loss on long-term
              intercompany loans - foreign subsidiaries                    (251)        (2,465)
         Hedging gain on nonderivative instrument                            96            631
         Effect of adopting SFAS No. 133                                     --            229
         Gain (loss) on derivative financial instrument
              designated as a cash flow hedge                                60            (97)
                                                                  --------------  -------------
     Total other comprehensive loss, net of tax                             (33)        (2,281)
                                                                  --------------  -------------

Total comprehensive income (loss)                                  $     (1,681)   $    14,298
                                                                  ==============  =============


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

BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2002, and the condensed consolidated statements of income, cash flows, stockholders' equity and comprehensive income for the three months ended March 31, 2002 and 2001 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

     The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 uses a nonamortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

     Under SFAS No. 142, goodwill shall be tested for impairment as of the beginning of the year in which the statement is adopted in its entirety. SFAS No. 142 allows six months from the date the statement is initially applied to complete the first step of the transitional goodwill impairment test. CommScope is in the process of performing the first step of the transitional goodwill impairment test. If the fair value of any reporting unit is determined to be less than its carrying value, SFAS No. 142 requires completion of the second step of the goodwill impairment test as soon as possible, but no later than the end of the year of initial application. Any impairment loss resulting from the transitional goodwill impairment test will be recorded retroactively to January 1, 2002 as a

            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

cumulative effect of a change in accounting principle. Subsequent to the transitional goodwill impairment assessment, goodwill must be tested annually at the same time each year, and on an interim basis when events or circumstances change. Subsequent impairment losses, if any, will be reflected in operating income in the statement of income.

     The carrying value of intangible assets as of March 31, 2002 in the amount of $10.7 million, net of accumulated amortization of $38.0 million, represents patented technology, with a carrying value of $0.2 million, and customer relationship assets, with a carrying value of $10.5 million. These intangible assets have been determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. CommScope did not have any indefinite-lived intangible assets as of the January 1, 2002 transition date or the March 31, 2002 balance sheet date. Based on management's analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2006. Amortization expense associated with these intangible assets was $627 for the three months ended March 31, 2002 and $656 for the three months ended March 31, 2001. Annual amortization expense for these intangible assets is expected to be $2.5 million in 2002, $2.5 million in 2003, $2.4 million in 2004, $2.4 million in 2005 and $1.5 million in 2006.

     The adoption of SFAS No. 142 effective January 1, 2002 resulted in the elimination of pretax goodwill amortization expense in the amount of $1.3 million for the three months ended March 31, 2002. The following table provides a reconciliation of net income and net income per share, reflecting the impact of the adoption of SFAS No. 142 on a pro forma basis for the three months ended March 31, 2001:

                                                                           Three Months Ended
                                                                                March 31,
                                                                        --------------------------
                                                                           2002          2001
                                                                        ------------  ------------

Net income (loss)                                                           $(1,648 )     $16,579
Elimination of goodwill amortization expense                                     --         1,342
                                                                        ------------  ------------
Net income (loss) - pro forma for 2001                                      $(1,648 )     $17,921
                                                                        ============  ============

Net income (loss) per share, basic - pro forma for 2001                      $(0.03 )       $0.35
Net income (loss) per share, assuming dilution - pro forma
      for 2001                                                               $(0.03 )       $0.34


IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was effective for the Company on January 1, 2002. The initial adoption of this statement did not have a material impact on the Company's financial statements. However, the Company did reclassify the $4.3 million carrying value of its idle Kings Mountain facility from property, plant and equipment to other assets in the March 31, 2002 balance sheet. Although this facility does not meet the requirements under SFAS No. 144 for classification as held for sale, it has been reclassified to other assets

            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

since it is not currently being, and has never been, used in the Company's operations and is currently being actively marketed for sale.


2.  INVENTORIES

                                                             March 31,          December 31,
                                                               2002                 2001
                                                         ------------------   -----------------

         Raw materials                                            $ 23,017            $ 23,037
         Work in process                                            12,239               9,688
         Finished goods                                             18,843              14,945
                                                         ------------------   -----------------
                                                                  $ 54,099            $ 47,670
                                                         ==================   =================

3.  LONG-TERM DEBT

                                                              March 31,         December 31,
                                                                2002                2001
                                                           ----------------   -----------------

         Credit Agreement                                        $      --           $      --
         Convertible Notes                                         172,500             172,500
         Eurodollar Credit Agreement                                10,459              11,269
         IDA Notes                                                  10,800              10,800
                                                           ----------------   -----------------
                                                                   193,759             194,569
         Less current portion                                      ( 2,615 )           ( 2,651 )
                                                           ----------------   -----------------
                                                                 $ 191,144           $ 191,918
                                                           ================   =================

4.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share is based on net income (loss) adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities.

     On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the calculation of net income (loss) per share, assuming dilution, for the three months ended March 31, 2002 and 2001 because it would have been antidilutive in both periods.

            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

     Below is a reconciliation of weighted average common shares outstanding for basic net income (loss) per share to weighted average common and potential common shares outstanding for diluted net income
(loss) per share.

                                                                            Three Months Ended
                                                                                March 31,
                                                                          -----------------------
                                                                             2002        2001
                                                                          -----------  ----------
NUMERATOR:
  Net income (loss) for basic and diluted net income (loss) per
    share                                                                   $ (1,648 )   $16,579
                                                                          ===========  ==========

DENOMINATOR:
  Weighted average number of common shares outstanding
    for basic net income (loss) per share                                     61,714      51,315
  Effect of dilutive employee stock options (A)                                   --         713
                                                                          -----------  ----------
  Weighted average number of common and potential common
    shares outstanding for diluted net income (loss) per share                61,714      52,028
                                                                          ===========  ==========

(A) Options to purchase approximately 1.4 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three months ended March 31, 2002 because they would have been antidilutive. Options to purchase approximately 751 thousand common shares, at prices ranging from $19.75 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the three months ended March 31, 2001 because the exercise prices of such options were greater than the average market price of the common shares during the period.

5.  EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

     Effective November 16, 2001, CommScope acquired an approximate 18.4% ownership interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan. CommScope's portion of the losses of OFS BrightWave for the three months ended March 31, 2002 has been included in the condensed consolidated financial statements of CommScope, Inc. for the quarter ended March 31, 2002. These results are net of elimination of intercompany profit in the amount of $32, net of tax, related to interest payments received from OFS BrightWave under a $30 million revolving note. OFS BrightWave has elected to be taxed as a partnership, therefore the Company's income tax benefit from flow through losses has been recorded based on the Company's tax rates.

     The following table provides summary financial information for OFS BrightWave as of and for the three months ended March 31, 2002:

Income Statement Data:
  Net revenues                                                    $ 26,797
  Gross profit                                                     (48,433)
  Loss from continuing operations                                  (69,083)
  Net loss                                                         (69,083)

Balance Sheet Data:
  Current assets                                                  $232,314
  Noncurrent assets                                                907,300
  Current liabilities                                              150,045
  Other noncurrent liabilities                                     131,558
  Minority interests                                                49,120

            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

     The reconciliation of CommScope's investment in and advances to OFS BrightWave compared to CommScope's equity in the net assets of OFS BrightWave as of March 31, 2002 was as follows:

Net assets of OFS BrightWave, LLC                                $ 808,891
CommScope ownership percentage                                    18.43225 %
                                                               ------------
  CommScope equity in net assets of
    OFS BrightWave, LLC                                            149,097
Plus:
  Advances, net of repayments                                       17,000
  Direct costs of acquisition                                        4,763
Pushdown and other adjustments by majority
  member in OFS BrightWave, LLC                                        458
                                                               ------------
Investment in and advances to OFS
  BrightWave, LLC                                                $ 171,318
                                                               ============


6.  INCOME TAXES RELATED TO OTHER COMPREHENSIVE LOSS

                                                            Three Months Ended
                                                                 March 31,
                                                          --------------------
                                                            2002       2001
                                                          ---------  ---------
Income tax benefit (expense) for components of other comprehensive loss:

Hedging gain on nonderivative instrument                   $ (57)     $(335)
Effect of adopting SFAS No. 133                               --       (135)
(Gain) loss on derivative instrument designated
     as a cash flow hedge                                    (35)        57
                                                         ---------  ---------
Total income tax expense for components
     of other comprehensive loss                           $ (92)     $(413)
                                                         =========  =========

7.  DERIVATIVES AND HEDGING ACTIVITIES

     The only derivative instrument outstanding for the three months ended March 31, 2002 and 2001 was an interest rate swap, which effectively converts the variable-rate Eurodollar Credit Agreement to a fixed-rate basis. This interest rate swap is designated and documented as a cash flow hedge of the changes in the cash flows attributable to fluctuations in the variable benchmark interest rate associated with the underlying debt being hedged. This hedging instrument was effective at the balance sheet date, and is expected to continue to be effective for the duration of the swap contract, resulting in no anticipated hedge ineffectiveness. There were no material reclassifications from other comprehensive income to earnings during the three months ending March 31, 2002 and 2001 and the Company does not anticipate any material reclassifications from accumulated other comprehensive income during the next twelve months.

     Also, the Eurodollar Credit Agreement is designated and documented as a partial hedge of the Company's net investment in its Belgian subsidiary. This hedging instrument was effective at the balance sheet date, and is expected to continue to be effective for the duration of the loan agreement, resulting in no anticipated reclassifications from accumulated other comprehensive income to earnings.

            (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

     Activity in the accumulated net gain on derivative instrument included in accumulated other comprehensive loss for the three months ended March 31, 2002 and 2001 consisted of the following:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ------------------------
                                                                                2002         2001
                                                                             -----------  -----------

   Accumulated net gain on derivative instrument, beginning of
        period                                                               $       27    $      --
   Net effect of adopting SFAS No. 133                                               --          229
   Net gain (loss) on derivative financial instrument designated
        as a cash flow hedge                                                         60          (97)
                                                                             -----------  -----------
   Accumulated net gain on derivative instrument, end of period              $       87    $     132
                                                                             ===========  ===========

8.  COMMITMENTS AND CONTINGENCIES

     As of March 31, 2002, the Company had committed funds of approximately $2.5 million under purchase orders and contracts related to vertical integration projects and equipment and capacity upgrades to meet current and anticipated future business demands.

9.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                       Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                        2002         2001
                                                    ---------------------------
         Cash paid during the period for:
              Income taxes                              $179        $ 102
              Interest (net of capitalized amounts)      296          616

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in our 2001 Annual Report on Form 10-K.

HIGHLIGHTS

     For the quarter ended March 31, 2002, we incurred a net loss of $1.6 million, or $0.03 per diluted share, compared to net income of $16.6 million, or $0.32 per diluted share for the quarter ended March 31, 2001. An ongoing global slowdown in the telecommunications industry contributed to the decline in earnings. In addition, during the three months ended March 31, 2002, we recognized $8 million, or $0.13 per diluted share, of after tax equity method losses related to our 18.4% equity interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber cable venture between us and The Furukawa Electric Co., Ltd. of Japan ("Furukawa").

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 WITH THE THREE MONTHS ENDED MARCH 31, 2001

Net sales

     Net sales for the quarter ended March 31, 2002 decreased $57.6 million, or 26.5%, to $159.8 million, compared to the quarter ended March 31, 2001. The decrease in net sales was mainly due to the difficult global environment, which resulted in lower demand and competitive pricing pressures for some product lines both domestically and internationally. While first quarter net sales decreased year over year, first quarter net sales increased approximately 11% sequentially from the fourth quarter of 2001.

     Domestic sales for the quarter ended March 31, 2002 decreased 13% to $134.8 million, compared to the quarter ended March 31, 2001. For the quarter ended March 31, 2002, international sales decreased 59% to $25.0 million compared to the quarter ended March 31, 2001. International sales were down year over year in all regions.

     Net sales of broadband and other video distribution products ("Broadband/Video Products") for the first quarter of 2002 decreased $37.0 million, or 22%, to $133.1 million, compared to the same period in 2001. The year-over-year decrease in net sales of Broadband/Video Products was primarily due to lower volume and was significantly affected by the downturn in international demand. The ongoing slowdown in telecommunications as well as the uncertain global economic conditions continues to affect sales of Broadband/Video Products, primarily in international markets. While we believe that near term international sales will be depressed until the global economy improves, we remain optimistic about the long-term global opportunities for broadband cable. First quarter domestic Broadband/Video sales remained flat, year over year, due primarily to stronger than expected sales to Adelphia Communications Corporation ("Adelphia") and AT&T Broadband, which represented approximately 11% and 10% of net sales in the first quarter of 2002, respectively, and less than 10% of sales in the first quarter of 2001. This favorable impact was offset by declining sales of fiber optic cable resulting from challenging market conditions and competitive pricing pressures. While we expect the market for fiber optic cable to remain difficult during 2002, we believe that our ability to offer both coaxial and fiber optic cable as well as other types of communications cable, continues to be an important competitive advantage. We also believe that second quarter 2002 sales will benefit from the anticipated increase in infrastructure spending announced by AT&T Broadband, which may be somewhat offset by an expected decline in sales to Adelphia.

     Net sales of local area network and other data applications products ("LAN Products") for the first quarter of 2002 decreased by $4.1 million, or 17%, to $20.0 million, compared to the same period in 2001. The year-over-year decrease in sales of LAN Products was primarily driven by lower volume and was also impacted by pricing pressures on certain products.

     Net sales of wireless and other telecommunications products ("Wireless and Other Telecom Products") for the first quarter of 2002 were $6.7 million compared to $23.2 million in the same period last year, primarily due to lower sales of Other Telecom Products related to telephone central office applications. The decrease in sales of Other Telecom Products was primarily driven by lower volume. We expect ongoing softness and significant competitive pressures for these Other Telecom Products. Sales of Wireless Products were also down significantly year over year, primarily due to the general slowdown in telecommunications capital spending and the inability of certain customers to get financing for their projects. As a result, the decrease in sales of Wireless Products was primarily driven by lower volume. We also continue to experience aggressive competition in the wireless market.

Gross profit (net sales less cost of sales)

     Gross profit for the first quarter ended March 31, 2002 was $35.4 million, compared to first quarter 2001 gross profit of $52.8 million, and first quarter gross profit margin declined to 22.2% from 24.3%, year over year. The year-over-year decrease in gross profit and gross profit margin was primarily due to lower sales volume and increasing pricing pressure, particularly in fiber and LAN Products. The lower sales volume resulted in lower overhead absorption rates for many products.

Selling, general and administrative

     Selling, general and administrative ("SG&A") expense for the first quarter ended March 31, 2002 was $21.2 million, or 13% of net sales, compared to $22.0 million, or 10% of net sales, for the same period in 2001. The year-over-year decrease in SG&A expense was primarily due to lower variable costs attributable to lower sales volume. The year-over-year increase in SG&A expense as a percentage of net sales was primarily due to sales declining faster than sales and marketing expense, as well as the level of charges for doubtful accounts and ongoing investment in our information technology infrastructure. We intend to continue to fund domestic and international sales and marketing efforts in order to enhance our competitive position around the world in anticipation of improving global economic conditions. We believe we have taken appropriate charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances and other relevant factors. We also plan to continue investing in our information technology infrastructure in order to further differentiate our service model through technology.

Research and development

     Research and development ("R&D") expense increased to $2.0 million, or 1% of net sales, for the first quarter ended March 31, 2002 from $1.5 million, or 1% of net sales, for the same period in 2001. We expect R&D expense to remain at approximately 1% of net sales in the near term.

Net interest expense

     Net interest expense for the quarter ended March 31, 2002 was $1.7 million, compared to $1.9 million for the same period in 2001. The decrease in net interest expense was primarily due to interest income, net of elimination of intercompany profit, received from OFS BrightWave under a $30 million revolving note established in the fourth quarter of 2001.

Income taxes

     Our effective income tax rate was 37% for the quarters ended March 31, 2002 and 2001.

Equity in losses of OFS Brightwave, LLC

     For the three months ended March 31, 2002, our 18.4% equity interest in the losses of OFS BrightWave was approximately $13 million, pretax. Since OFS BrightWave has elected to be taxed as a partnership, we have recorded a tax benefit of approximately $5 million related to our 18.4% equity interest in the flow-through losses. OFS BrightWave operates in many of the same markets we do and its financial results were also adversely affected by the ongoing slowdown in the global economy and the telecommunications industry. In addition, OFS BrightWave is party to manufacturing and supply agreements with OFS Fitel, LLC, which is wholly owned by Furukawa. As a result of Furukawa's controlling interest in both ventures, it has significant influence over the structure and pricing of these agreements. Future changes in these terms, over which we have limited influence, could have a material impact on the profitability of OFS BrightWave and ultimately on our results of operations and financial condition. Due primarily to the difficult market environment for certain telecommunications products and challenging global economic conditions, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products during 2002. Based on these expectations, we expect that OFS BrightWave will incur losses for 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity both on a short-term and long-term basis are cash flows provided by operations and borrowing capacity under credit facilities. Reduced sales and profitability could reduce cash provided by operations. In addition, increases in working capital, excluding cash and cash equivalents, related to increasing sales could reduce our operating cash flows in the short term until cash collections of accounts receivable catch up to the higher level of billings.

     Cash provided by operating activities was $16.4 million for the three months ended March 31, 2002, compared to $50.5 million for the same period in 2001. This year-over-year decrease in operating cash flow primarily resulted from lower sales volume and an increase in accounts receivable during the three months ended March 31, 2002.

     Working capital was $227.4 million at March 31, 2002, compared to $199.1 million at December 31, 2001. This increase in working capital during the three months ended March 31, 2002 primarily relates to an increase in our cash balance of $25 million over the same period to $87 million as of March 31, 2002. The increase in cash during the quarter ended March 31, 2002 was driven by net income before the noncash impact of our pretax equity in losses in OFS BrightWave and depreciation and amortization. In addition, we received repayment of $13 million from OFS BrightWave under a $30 million revolving note receivable during the quarter ended March 31, 2002. As of March 31, 2002, OFS BrightWave owed $17 million under this $30 million revolving note, and we are committed to advance the remaining $13 million balance under the note when requested by OFS BrightWave. We are not required to make any additional cash investments in the form of loans or capital contributions to OFS BrightWave, other than this revolving credit commitment.

     During the three months ended March 31, 2002, we invested $4.1 million in property, plant and equipment compared to $22.2 million during the same period in 2001. As of March 31, 2002, we had committed funds of nearly $2.5 million under purchase orders and contracts related to vertical integration projects and equipment and capacity upgrades to meet current and anticipated future business demands. While we may place additional production capability in important international markets, we expect capital expenditures to remain at a level below depreciation and amortization expense for the next several years. We currently expect capital expenditures to be in the range of $25 to $30 million in 2002, primarily for global capacity expansion and information technology initiatives, depending upon business conditions.

     Our revolving credit agreement, which expires in December 2002, provides a total of $350 million in revolving credit commitments in the form of loans and letters of credit. Our available borrowing capacity under the revolving credit agreement, determined on a quarterly basis, is based on certain financial ratios which are affected by the level of long-term debt outstanding and our profitability. As of March 31, 2002, we had no outstanding indebtedness under this revolving credit agreement and our borrowing capacity was approximately $145 million. We expect this available borrowing capacity to decrease to approximately $47 million during the second quarter of 2002. We owed total long-term debt of $193.8 million, including current portion, or 24% of our book capital structure, defined as long-term debt, including current portion, and total stockholders' equity, as of March 31, 2002, compared to $194.6 million, or 24% of our book capital structure as of December 31, 2001. The decrease in long-term debt was due to the quarterly repayment of principal on our eurodollar credit agreement and associated foreign currency transaction gains, which were recorded to accumulated other comprehensive loss.

     Our revolving credit agreement, eurodollar credit agreement, and an operating lease for our corporate office building contain covenants requiring us to maintain a total debt to EBITDA ratio, a net worth maintenance ratio, and an interest expense ratio. Our performance under these covenants could impact our cost of funds and limit the funds available under the revolving credit agreement. In addition, our noncompliance with these covenants could create a default under these agreements, resulting in potential acceleration of repayment of our obligations and inability to borrow under the revolving credit agreement. We were in compliance with these covenants as of March 31, 2002.

     However, we expect the market for fiber optic cable to remain difficult during 2002 and management does not currently expect the performance of OFS BrightWave to improve significantly in the near term. As a result, we believe it is likely that the inclusion in our net income of our equity in the losses of OFS BrightWave, including forecasted losses, may result in noncompliance with the total debt to EBITDA covenant at the end of the second quarter of 2002. Although our pretax equity in the losses of OFS BrightWave does not have a cash flow impact, our covenants do not currently allow us to exclude this noncash impact from the EBITDA calculation. Management is engaged in discussions with the counterparties under each of these agreements in order to obtain waivers or amendments to the total debt to EBITDA covenants, and we anticipate being able to do so on acceptable terms for all three agreements.

     As of March 31, 2002, we had no outstanding borrowings under the revolving credit agreement, approximately $11 million in borrowings outstanding under the eurodollar credit agreement, and approximately $13 million in contractual cash obligations under an operating lease for our corporate office building. If we do not comply with the total debt to EBITDA covenant and are unable to obtain a waiver or amendment to these agreements, the outstanding debt under our eurodollar credit agreement and the contractual cash obligations under the operating lease may become immediately due and payable. If acceleration of payment is required, we intend to repay our obligations using current cash balances. We have no outstanding borrowings under the revolving credit agreement and do not anticipate future borrowings under this facility as we believe that cash provided by our operations will be sufficient to meet our anticipated working capital requirements during the remaining term of this facility, which expires in December 2002.

MARKET RISK

     As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. Our exposure associated with these market risks has not materially changed since December 31, 2001. However, we did repay approximately $1 million of variable rate debt on our eurodollar credit agreement, somewhat reducing our exposure to interest rate risk. In addition, we have not acquired any new derivative financial instruments since December 31, 2001 or terminated any derivative financial instruments that existed at that date.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "think," "thinks" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, industry excess capacity, financial performance of OFS BrightWave, pricing and acceptance of our products, ability of our customers to secure adequate financing or to pay, global economic conditions, expected demand from AT&T Broadband, Adelphia and others, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), successful operation of bimetal manufacturing and other vertical integration activities, successful expansion and related operation of our facilities, margin improvement, developments in technology, industry competition, achievement of sales, growth, and earnings goals, ability to obtain financing and capital on commercially reasonable terms, ability to comply with covenants in debt and lease agreements, regulatory changes affecting our business, foreign currency fluctuations, technological obsolescence, the ability to achieve reductions in costs, the ability to integrate acquisitions, our participation in joint ventures, international economic and political uncertainties, possible disruption due to terrorist activity or armed conflict and other factors discussed. Actual results may also differ due to changes in communications industry capital spending, which is affected by a variety of factors, including, without limitation, general economic conditions, acquisitions of communications companies by others, consolidation within the communications industry, the financial condition of communications companies and their access to financing, competition among communications companies, technological developments, and new legislation and regulation of communications companies. These and other factors are discussed in greater detail in Exhibit 99.1 to our 2001 Annual Report on Form 10-K. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

                        PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       None.

(b)    Reports on Form 8-K filed during the three months ended March 31, 2002:

       None.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMSCOPE, INC.

May 14, 2002                            /s/ Jearld L. Leonhardt
-----------------------                 -----------------------------------
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