Form 10-Q
period 2002-06-30
COMMSCOPE INC
filed 2002-08-13
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

As of July 31, 2002 there were 61,762,667 shares of Common Stock outstanding.

                                COMMSCOPE, INC.
                                   FORM 10-Q
                                 JUNE 30, 2002
                               TABLE OF CONTENTS




                                                                       Page No.
                                                                       --------

Part I - Financial Information (Unaudited):

    Item 1. Condensed Consolidated Financial Statements:
              Condensed Consolidated Statements of Operations             3
              Condensed Consolidated Balance Sheets                       4
              Condensed Consolidated Statements of Cash Flows             5
              Condensed Consolidated Statements of Stockholders'
                 Equity and Comprehensive Income (Loss)                   6
              Notes to Condensed Consolidated Financial Statements      7 - 14

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      15 - 21


Part II - Other Information:

    Item 4. Submission of Matters to a Vote of Security Holders          22

    Item 6. Exhibits and Reports on Form 8-K                             23

    Signature                                                            24

                                 COMMSCOPE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED--IN THOUSANDS, EXCEPT NET INCOME PER SHARE AMOUNTS)

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                               --------------------    --------------------
                                                 2002        2001        2002        2001
                                               --------    --------    --------    --------

Net sales                                     $ 155,014   $ 199,899   $ 314,765   $ 417,259
                                               --------    --------    --------    --------

Operating costs and expenses:
   Cost of sales                                123,291     151,589     247,617     316,155
   Selling, general and administrative           41,060      20,579      62,293      42,545
   Research and development                       1,783       2,145       3,778       3,625
   Amortization of goodwill                        --         1,341        --         2,683
   Impairment charges for fixed assets
    and investments                                --        12,615        --        12,615
                                               --------    --------    --------    --------
     Total operating costs and expenses         166,134     188,269     313,688     377,623
                                               --------    --------    --------    --------

Operating income (loss)                         (11,120)     11,630       1,077      39,636
Other income (expense), net                         746        (306)        359        (131)
Interest expense                                 (2,259)     (2,052)     (4,441)     (4,074)
Interest income                                     566         217       1,006         375
                                               --------    --------    --------    --------

Income (loss) before income taxes and equity
   in losses of OFS BrightWave, LLC             (12,067)      9,489      (1,999)     35,806
Provision for income tax benefit (expense)        4,465      (3,511)        740     (13,249)
                                               --------    --------    --------    --------

Income (loss) before equity in losses of
   OFS BrightWave, LLC                           (7,602)      5,978      (1,259)     22,557
Equity in losses of OFS BrightWave, LLC         (34,889)       --       (42,880)       --
                                               --------    --------    --------    --------

Net income (loss)                             $ (42,491)    $ 5,978   $ (44,139)   $ 22,557
                                               ========    ========    ========    ========


Net income (loss) per share:
   Basic                                       $  (0.69)   $   0.12    $  (0.71)   $   0.44
   Assuming dilution                           $  (0.69)   $   0.11    $  (0.71)   $   0.43

Weighted average shares outstanding:
   Basic                                         61,758      51,385      61,737      51,350
   Assuming dilution                             61,758      52,231      61,737      52,133



            See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  (Unaudited)
                                                                    June 30,   December 31,
                                                                      2002        2001
                                                                   ---------    ---------
                                     ASSETS

Cash and cash equivalents                                          $ 114,972    $  61,929
Accounts receivable, less allowance for doubtful accounts of
   $13,191 and $12,599, respectively                                  88,042      105,402
Inventories                                                           49,571       47,670
Prepaid expenses and other current assets                             14,129       12,724
Deferred income taxes                                                 18,586       18,143
                                                                   ---------    ---------
     Total current assets                                            285,300      245,868

Property, plant and equipment, net                                   257,965      277,169
Goodwill, net of accumulated amortization of
   $59,521 and $59,493, respectively                                 151,324      151,307
Other intangibles, net of accumulated amortization of
   $38,676 and $37,421, respectively                                  10,089       11,344
Investment in and advances to OFS BrightWave, LLC                    116,214      196,860
Other assets                                                          10,688        6,457
                                                                   ---------    ---------

     Total Assets                                                  $ 831,580    $ 889,005
                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                   $  20,043    $  16,339
Other accrued liabilities                                             32,418       27,753
Current portion of long-term debt                                      2,974        2,651
                                                                   ---------    ---------
     Total current liabilities                                        55,435       46,743

Long-term debt, less current portion                                 191,479      191,918
Deferred income taxes                                                  2,184       22,899
Other noncurrent liabilities                                          23,668       20,931
                                                                   ---------    ---------
     Total Liabilities                                               272,766      282,491

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; Authorized shares:
    20,000,000; Issued and outstanding shares:  None at
    June 30, 2002 and December 31, 2001                                 --           --
   Common stock, $.01 par value; Authorized shares:
    300,000,000; Issued and outstanding shares:  61,762,667
    at June 30, 2002; 61,688,256 at December 31, 2001                    618          617
   Additional paid-in capital                                        382,995      381,823
   Retained earnings                                                 184,528      228,667
   Accumulated other comprehensive loss                               (9,327)      (4,593)
                                                                   ---------    ---------
     Total Stockholders' Equity                                      558,814      606,514
                                                                   ---------    ---------

     Total Liabilities and Stockholders' Equity                    $ 831,580    $ 889,005
                                                                   =========    =========



            See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                   2002         2001
                                                                ---------    ---------

OPERATING ACTIVITIES:
Net income (loss)                                               $ (44,139)   $  22,557
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                  18,279       20,108
    Equity in losses of OFS BrightWave, LLC                        68,146         --
    Impairment charges for fixed assets and investments              --         12,615
    Deferred income taxes                                         (20,688)      (4,235)
    Tax benefit from stock option exercises                           128          423
    Changes in assets and liabilities:
      Accounts receivable                                          17,061       37,259
      Inventories                                                  (2,105)       9,489
      Prepaid expenses and other current assets                    (1,880)       1,158
      Accounts payable and other accrued liabilities                7,719      (16,160)
      Other noncurrent liabilities                                  2,659        1,939
      Other                                                           112          757
                                                                ---------    ---------
Net cash provided by operating activities                          45,292       85,910

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                     (5,439)     (45,996)
    Investment in unconsolidated affiliate                           --           (328)
    Proceeds from repayment of advance to OFS BrightWave, LLC      12,646         --
    Proceeds from disposal of fixed assets                            164         --
                                                                ---------    ---------
Net cash provided by (used in) investing activities                 7,371      (46,324)

FINANCING ACTIVITIES:
    Repayments under revolving credit facility                       --        (30,000)
    Principal payments on long-term debt                           (1,371)        (640)
    Debt issuance costs                                              (336)        --
    Proceeds from exercise of stock options                         1,029        1,913
                                                                ---------    ---------
Net cash used in financing activities                                (678)     (28,727)

Effect of exchange rate changes on cash                             1,058         (655)

                                                                ---------    ---------
Change in cash and cash equivalents                                53,043       10,204
Cash and cash equivalents, beginning of period                     61,929        7,704
                                                                ---------    ---------
Cash and cash equivalents, end of period                        $ 114,972    $  17,908
                                                                =========    =========



            See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                (UNAUDITED - IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                          ----------------------------
                                                                                              2002            2001
                                                                                          ------------    ------------

Number of common shares outstanding:
   Balance at beginning of period                                                           61,688,256      51,263,703
   Issuance of shares to nonemployee director                                                    1,000            --
   Issuance of shares for stock option exercises                                                73,411         149,117
                                                                                          ------------    ------------
   Balance at end of period                                                                 61,762,667      51,412,820
                                                                                          ------------    ------------

Common stock:
   Balance at beginning of period                                                         $        617    $        513
   Issuance of shares for stock option exercises                                                     1               1
                                                                                          ------------    ------------
   Balance at end of period                                                               $        618    $        514
                                                                                          ------------    ------------

Additional paid-in capital:
   Balance at beginning of period                                                         $    381,823    $    175,803
   Issuance of shares to nonemployee director                                                       16            --
   Issuance of shares for stock option exercises                                                 1,028           1,912
   Tax benefit from stock option exercises                                                         128             423
                                                                                          ------------    ------------
   Balance at end of period                                                               $    382,995    $    178,138
                                                                                          ------------    ------------

Retained earnings:
   Balance at beginning of period                                                         $    228,667    $    200,802
   Net income (loss)                                                                           (44,139)         22,557
                                                                                          ------------    ------------
   Balance at end of period                                                               $    184,528    $    223,359
                                                                                          ------------    ------------

Accumulated other comprehensive loss:
   Balance at beginning of period                                                         $     (4,593)   $     (2,598)
   Other comprehensive loss                                                                     (4,734)         (3,641)
                                                                                          ------------    ------------
   Balance at end of period                                                               $     (9,327)   $     (6,239)
                                                                                          ------------    ------------

Total stockholders' equity                                                                $    558,814    $    395,772
                                                                                          ============    ============

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                              2002            2001            2002            2001
                                                          ------------    ------------    ------------    ------------

Comprehensive income (loss):
   Net income (loss)                                      $    (42,491)   $      5,978    $    (44,139)   $     22,557
   Other comprehensive loss, net of tax:
     Foreign currency translation gain (loss) -
          foreign subsidiaries                                   2,119            (266)          2,136            (845)
     Foreign currency transaction loss on long-term
          intercompany loans - foreign subsidiaries             (5,841)         (1,421)         (6,092)         (3,886)
     Hedging gain (loss) on nonderivative instrument              (887)            325            (791)            956
     Effect of adopting SFAS No. 133                              --              --              --               229
     Gain (loss) on derivative financial instrument
          designated as a cash flow hedge                          (47)              2              13             (95)
                                                          ------------    ------------    ------------    ------------
   Total other comprehensive loss, net of tax                   (4,656)         (1,360)         (4,734)         (3,641)
                                                          ------------    ------------    ------------    ------------

Total comprehensive income (loss)                         $    (47,147)   $      4,618    $    (48,873)   $     18,916
                                                          ============    ============    ============    ============


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

Basis of Presentation

   The condensed consolidated balance sheet as of June 30, 2002, and the condensed consolidated statements of operations and comprehensive income
(loss) for the three and six months ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows and stockholders' equity for the six months ended June 30, 2002 and 2001 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

Accounts Receivable

   During the quarter ended June 30, 2002, the Company wrote off $20.5 million of Adelphia Communications Corporation ("Adelphia") receivables as a result of Adelphia's Chapter 11 bankruptcy, which was announced by Adelphia in June 2002. The Company has reached agreement with Adelphia on the terms under which the Company will do business after the Chapter 11 bankruptcy filing date.

Goodwill and Other Intangible Assets

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 uses a nonamortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


   Under SFAS No. 142, goodwill must be tested for impairment as of the beginning of the year in which the statement is adopted in its entirety.
SFAS No. 142 allows six months from the date the statement is initially applied to complete the transitional goodwill impairment test. CommScope has completed the process of performing the transitional goodwill impairment test as of January 1, 2002. As a result of the test performed, management believes that goodwill was not impaired as of January 1, 2002. Goodwill will be tested annually at the same time each year, and on an interim basis when events or circumstances change. Subsequent impairment losses, if any, will be reflected in operating income in the statement of operations.

   The carrying value of other intangible assets as of June 30, 2002 in the amount of $10.1 million, net of accumulated amortization of $38.7 million, represents patented technology, with a carrying value of $0.1 million, and customer relationship assets, with a carrying value of $10.0 million. These intangible assets have been determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. CommScope did not have any indefinite-lived intangible assets as of the January 1, 2002 transition date or the June 30, 2002 balance sheet date. Based on management's analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2006. Amortization expense associated with these intangible assets was $627 and $1.3 million for the three and six months ended June 30, 2002, respectively and $656 and $1.3 million for the three and six months ended June 30, 2001, respectively. Annual amortization expense for these intangible assets is expected to be $2.5 million in 2002, $2.5 million in 2003, $2.4 million in 2004, $2.4 million in 2005 and $1.5 million in 2006.

   The adoption of SFAS No. 142 effective January 1, 2002 resulted in the elimination of pretax goodwill amortization expense in the amount of $1.3 million and $2.7 million for the three and six months ended June 30, 2002, respectively. The following table provides a reconciliation of net income
(loss) and net income (loss) per share, reflecting the impact of the adoption of SFAS No. 142 on a pro forma basis for the three and six months ended June 30, 2001:

                                               Three Months               Six Months
                                              Ended June 30,            Ended June 30,
                                          ----------------------    ----------------------
                                             2002         2001         2002         2001
                                          ---------    ---------    ---------    ---------

Net income (loss)                         $ (42,491)   $   5,978    $ (44,139)   $  22,557
Elimination of goodwill amortization
   expense, net of tax effects                  --           845         --          1,690
                                          ---------    ---------    ---------    ---------
Net income (loss) - pro forma for
   2001                                   $ (42,491)   $   6,823    $ (44,139)   $  24,247
                                          =========    =========    =========    =========

Net income (loss) per share, basic -
   pro forma for 2001                     $   (0.69)   $    0.13    $   (0.71)   $    0.47
Net income (loss) per share, assuming
   dilution - pro forma for 2001          $   (0.69)   $    0.13    $   (0.71)   $    0.47


Impact of Newly Issued Accounting Standards

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset's life. The Company is currently assessing the impact of this statement, which will be effective for the Company on January 1, 2003.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was effective for the Company on January 1, 2002. The initial adoption of this statement did not have a material impact on the Company's financial statements. However, the Company did reclassify the $4.3 million carrying value of its idle Kings Mountain facility from property, plant and equipment to other assets during 2002. Although this facility does not meet the requirements under SFAS No. 144 for classification as held for sale, it has been reclassified to other assets since it is not currently being, and has never been, used in the Company's operations and is currently being actively marketed for sale. In addition, the Company reclassified $550 from other current assets to property, plant and equipment during 2002 relating to assets previously classified as held for sale under SFAS No. 121, but which do not meet the criteria for classification as held for sale under SFAS No.
144. Long-lived assets will be tested for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." First, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Because of the rescission of SFAS No. 4, the gains and losses from the extinguishment of debt are no longer required to be classified as extraordinary items. SFAS No. 64 amended SFAS No. 4 and is no longer needed because SFAS No. 4 is rescinded. Second, SFAS No. 145 rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement was originally issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. As those transitions are complete, SFAS No. 44 is no longer needed. Third, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002. There has been no impact on the Company due to the amendment of SFAS No. 13. Last, SFAS No.
145 makes various technical corrections to existing pronouncements that are not substantive in nature. The Company is currently assessing the impact of the rescission of SFAS No. 4, 44 and 64 and the other technical corrections prescribed by the Statement, which will be effective for the Company on January 1, 2003.

2.  INVENTORIES


                                       June 30,   December 31,
                                         2002        2001
                                       --------    --------

      Raw materials                    $ 20,221    $ 23,037
      Work in process                    12,672       9,688
      Finished goods                     16,678      14,945
                                       --------    --------
                                       $ 49,571    $ 47,670
                                       ========    ========

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


3.  LONG-TERM DEBT

                                       June 30,    December 31,
                                         2002         2001
                                       ---------    ---------

      Credit Agreement                 $    --      $    --
      Convertible Notes                  172,500      172,500
      Eurodollar Credit Agreement         11,153       11,269
      IDA Notes                           10,800       10,800
                                       ---------    ---------
                                         194,453      194,569
      Less current portion                (2,974)      (2,651)
                                       ---------    ---------
                                       $ 191,479    $ 191,918
                                       =========    =========

   In June of 2002, the Company amended an operating lease for its corporate office building, its eurodollar credit agreement and its revolving credit agreement. These amendments, among other things, provide for the exclusion of the noncash equity method income and losses of OFS BrightWave from the definition of EBITDA, which is used to calculate compliance with certain covenants. In addition, the size of the revolving credit agreement was reduced from $350 million to $250 million. The amendments further limited the Company's ability to make additional investments in, or guarantee the obligations of, OFS BrightWave. Furthermore, the amendments reduced the maximum amount of payments the Company may make for dividends and stock repurchases from a total of $75 million to $50 million and included additional investments in OFS BrightWave under this maximum payment limitation. These amendments resolved potential covenant compliance issues that were expected at the end of the second quarter of 2002 related to the Company's equity in losses of OFS BrightWave.

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

   On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the calculation of net income
(loss) per share, assuming dilution, for the three and six months ended June 30, 2002 and 2001 because it would have been antidilutive in all periods.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


   Below is a reconciliation of weighted average common shares outstanding for basic net income (loss) per share to weighted average common and potential common shares outstanding for diluted net income (loss) per share.

                                         Three Months           Six Months
                                         Ended June 30,        Ended June 30,
                                      -------------------    -------------------
                                        2002       2001        2002       2001
                                      --------   --------    --------   --------
NUMERATOR:
Net income (loss) for basic and
  diluted net income (loss) per
  share                               $(42,491)  $  5,978    $(44,139)  $ 22,557
                                      ========   ========    ========   ========

DENOMINATOR:
  Weighted average number of
    common shares outstanding
    for basic net income (loss)
    per share                           61,758     51,385      61,737     51,350
  Effect of dilutive employee
    stock options (A)                     --          846        --          783
                                      --------   --------    --------   --------
  Weighted average number of
    common and potential common
    shares outstanding for diluted
    net income (loss) per share         61,758     52,231      61,737     52,133
                                      ========   ========    ========   ========

(A) Options to purchase approximately 3.5 million and 2 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three and six months ended June 30, 2002, respectively, because they would have been antidilutive in both periods. Options to purchase approximately 738 thousand common shares, at prices ranging from $19.94 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the three and six months ended June 30, 2001 because the exercise prices of such options were greater than the average market price of the common shares during both periods.

5.  EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

   Effective November 16, 2001, CommScope acquired an approximate 18.4% ownership interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan. CommScope's portion of the losses of OFS BrightWave for the three and six months ended June 30, 2002 has been included in the condensed consolidated financial statements of CommScope, Inc. for the respective periods. These results are net of elimination of intercompany profit in the amount of $21 and $52, net of tax, for the three and six months ended June 30, 2002, respectively. This elimination relates to interest payments received from OFS BrightWave under a $30 million revolving note.
OFS BrightWave has elected to be taxed as a partnership, therefore the Company's income tax benefit from flow-through losses has been recorded using the Company's tax rates. Income tax expense or benefit provided by OFS BrightWave for income or losses generated by its c-corporation subsidiary does not flow through to CommScope, and therefore does not impact CommScope's income tax benefit from flow-through losses of OFS BrightWave. However, the income tax expense or benefit provided for the income or loss generated by OFS BrightWave's c-corporation subsidiary does impact CommScope's equity in the net assets of OFS BrightWave, as shown in the reconciliation below.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


   The following table provides summary financial information for OFS BrightWave as of and for the three months and six months ended June 30, 2002:

                                          As of
                                         June 30,
                                           2002
                                         ---------
   Balance Sheet Data:
     Current assets                      $ 152,136
     Noncurrent assets                     693,048
     Current liabilities                   123,511
     Other noncurrent liabilities          137,105
     Minority interests                     45,483


                                          Three         Six
                                          Months       Months
                                          Ended        Ended
                                         June 30,     June 30,
                                           2002         2002
                                         ---------    ---------
   Income Statement Data:
     Net revenues                        $  22,039    $  48,836
     Gross profit                          (63,378)    (111,811)
     Loss from continuing operations      (269,560)    (338,643)
     Net loss                             (269,560)    (338,643)

   OFS Brightwave incurred significant charges during the three months ended June 30, 2002 related to the write-off of goodwill and certain fixed assets, restructuring and cost reduction efforts, which totaled $211 million.

   The reconciliation of CommScope's investment in and advances to OFS BrightWave compared to CommScope's equity in the net assets of OFS BrightWave as of June 30, 2002 was as follows:

Net assets of OFS BrightWave, LLC           $ 539,085
CommScope ownership percentage               18.43225 %
                                            ---------
  CommScope equity in net assets of
    OFS BrightWave, LLC                        99,365

Plus:
  Advances, net of repayments                  17,354
  Direct costs of acquisition                   4,763
  Pushdown and other adjustments by
    majority member in OFS BrightWave, LLC        458

Less:
  Income tax benefit related to losses
    generated by OFS BrightWave LLC's
    c-corporation subsidiary                   (5,726)
                                            ---------
Investment in and advances to OFS
  BrightWave, LLC                           $ 116,214
                                            =========

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


6.  INCOME TAXES RELATED TO OTHER COMPREHENSIVE LOSS

                                                      Three Months     Six Months
                                                         Ended           Ended
                                                        June 30,        June 30,
                                                     -------------    -------------
                                                     2002    2001     2002    2001
                                                     -----   -----    -----   -----
Income tax (expense) benefit for
  components of other comprehensive loss:

  Hedging gain (loss) on nonderivative instrument    $ 496   $(226)   $ 499   $(561)
  Effect of adopting SFAS No. 133                      --      --      --      (135)
  Gain (loss) on derivative financial
    instrument designated as a cash flow hedge          28      (1)      (7)     56
                                                     -----   -----    -----   -----
Total income tax (expense) benefit for components
  of other comprehensive loss                        $ 524   $(227)   $ 492   $(640)
                                                     =====   =====    =====   =====

7.  DERIVATIVES AND HEDGING ACTIVITIES

   The only derivative instrument outstanding for the three and six m onths ended June 30, 2002 and 2001 was an interest rate swap, which effecti vely converts the variable-rate eurodollar credit agreement to a fixed-rat e basis. This interest rate swap is designated and documented as a cas h flow hedge of the changes in the cash flows attributable to fluctuations i n the variable benchmark interest rate associated with the underlying debt being hedged. This hedging instrument was effective at the balance sheet d ate and is expected to continue to be effective for the duration of the swap contract, resulting in no anticipated hedge ineffectiveness. There w ere no material reclassifications from other comprehensive income to earning s during the three and six months ended June 30, 2002 and 2001 and the Company does not anticipate any material reclassifications from accumulated other comprehensive income during the next twelve months.

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

   Activity in the accumulated net gain on derivative instrument included in accumulated other comprehensive loss for the three and six months ended June 30, 2002 and 2001 consisted of the following:

                                                     Three          Six
                                                     Months         Months
                                                     Ended          Ended
                                                    June 30,       June 30,
                                                  ------------   ------------
                                                  2002   2001    2002   2001
                                                  -----  -----   -----  -----
Accumulated net gain on derivative                $  87  $ 132   $  27  $ --
  instrument, beginning of period
Net effect of adopting SFAS No. 133                 --     --      --     229
Net gain (loss) on derivative financial
  instrument designated as a cash flow hedge        (47)     2      13    (95)
                                                  -----  -----   -----  -----
  Accumulated net gain on derivative
    instrument, end of period                     $  40  $ 134   $  40  $ 134
                                                  =====  =====   =====  =====

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


8.  COMMITMENTS AND CONTINGENCIES

   As of June 30, 2002, the Company had committed funds of approximately $2.6 million under purchase orders and contracts related to vertical integration projects and equipment and capacity upgrades to support cost reduction efforts and meet current and anticipated future business demands.

9.  SUPPLEMENTAL CASH FLOW INFORMATION
                                            Six Months
                                              Ended
                                             June 30,
                                       --------------------
                                         2002        2001
                                       --------    --------
Cash paid during the period for:
  Income taxes                         $    454    $ 15,694
  Interest (net of capitalized
      amounts)                            4,143       4,435

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

HIGHLIGHTS

   For the quarter ended June 30, 2002, we incurred a net loss of $42.5 million, or $0.69 per share, compared to net income of $6.0 million, or $0.11 per diluted share, for the quarter ended June 30, 2001. Our second quarter 2002 results include after-tax charges of $12.9 million, or $0.21 per share, related to the write off of Adelphia Communications Corporation ("Adelphia") receivables. In addition, during the three months ended June 30, 2002, we recognized $34.9 million, or $0.56 per share, of after-tax equity method losses related to our 18.4% equity interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber cable venture with The Furukawa Electric Co., Ltd. of Japan ("Furukawa").

   For the six months ended June 30, 2002, we incurred a net loss of $44.1 million, or $0.71 per share, compared to net income of $22.6 million, or $0.43 per diluted share, for the six months ended June 30, 2001. Net income for the six months ended June 30, 2002, includes $13.5 million, or $0.22 per share, of after-tax charges related to the write off of Adelphia receivables. In addition, during the six months ended June 30, 2002, we recognized $42.9 million, or $0.69 per share, of after-tax equity method losses related to our 18.4% equity interest in OFS BrightWave.

   Net income for the quarter and six months ended June 30, 2001, included charges of approximately $9.3 million, or $0.18 per diluted share, net of tax, related to the impairment of certain assets. The impact of these second quarter 2001 impairment charges includes a $1.4 million, or $0.03 per diluted share, valuation allowance established for a deferred tax asset arising from the impairment charge for an investment in a wireless infrastructure project management company, which created a capital loss for tax purposes. Additionally, net income for the quarter and six months ended June 30, 2001 included charges of $0.8 million and $1.7 million, respectively, of goodwill amortization expense, net of related tax effects. We ceased amortization of goodwill as of January 1, 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 WITH THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2001

Net sales

   Net sales for the second quarter ended June 30, 2002 decreased
$44.9 million, or 22.5%, to $155.0 million, compared to the second quarter ended June 30, 2001. Net sales for the six months ended June 30, 2002 decreased $102.5 million, or 24.6%, to $314.8 million, compared to the six months ended June 30, 2001. The decrease in net sales was mainly due to the challenging global business environment in telecommunications, which continues to result in reduced demand and increased competitive pricing pressures for some product lines both domestically and internationally.

   Domestic sales decreased 22.4% to $121.1 million in the second quarter and 17.9% to $255.9 million in the six months ended June 30, 2002, compared to the same periods in 2001. For the quarter ended June 30, 2002, international sales decreased 22.8% to $33.9 million compared to the quarter ended June 30, 2001. International sales for the six months ended June 30, 2002 decreased 44.2% to $58.9 million compared to the same period in 2001. International sales were down year over year in essentially all regions. The year-over-year decreases in domestic and international sales were primarily driven by declining demand for broadband products, particularly fiber optic cable.

   Net sales of broadband and other video distribution products ("Broadband/Video Products") for the second quarter of 2002 decreased $34.4 million, or 21.6%, to $125.2 million, compared to the same period in 2001. For the six months ended June 30, 2002, net sales of Broadband/Video Products decreased by $71.3 million, or 21.6%, to $258.3 million, compared to the same period in 2001. The year-over-year decreases in net sales of Broadband/Video Products were primarily due to lower volume and were significantly affected by reduced demand for and increased pricing pressure in fiber optic cable products. Additionally, sales of Broadband Products have been adversely affected by the Adelphia Chapter 11 bankruptcy. We do not expect a significant recovery of business with Adelphia in the near term. The ongoing slowdown in telecommunications capital spending as well as the uncertain global business conditions in telecommunications continues to affect sales of Broadband/Video Products, including fiber optic cable for broadband applications. While we believe that near term domestic and international sales will be depressed until global business conditions in telecommunications improve, we remain optimistic about the long-term global opportunities for broadband cable. We do not expect any meaningful recovery in the market for fiber optic cable during 2002. However, we believe that our ability to offer both coaxial and fiber optic cable as well as other types of communications cable, continues to be an important long-term competitive advantage.

   Net sales of local area network and other data applications products ("LAN Products") for the second quarter of 2002 decreased by $2.9 million, or 11.2%, to $22.9 million, compared to the same period in 2001. This year-over-year decrease in the second quarter was primarily due to competitive pricing pressures. For the six months ended June 30, 2002, sales of LAN Products decreased by $7.1 million, or 14.2%, to $42.9 million, compared to the same period in 2001. The year-over-year decrease in year-to-date sales of LAN Products was primarily driven by lower volume and was also impacted by pricing pressures on certain products. We expect sales of our LAN Products to slow in the second half of 2002 primarily due to the anticipated gradual loss of Graybar Electric Company, Inc. as one of our leading distribution channels for LAN and other video-related products.

   Net sales of wireless and other telecommunications products ("Wireless and Other Telecom Products") for the second quarter of 2002 were $6.9 million compared to $14.5 million in the same period last year, primarily due to the combination of lower volume and pricing pressure. For the six months ended June 30, 2002, sales of Wireless and Other Telecom Products were $13.6 million compared to $37.7 million in the same period last year. This year-over-year decrease in year-to-date sales was primarily driven by a significant decline in volume of Other Telecom Products. We expect ongoing softness and significant competitive pressures for these Other Telecom Products. In addition, the general slowdown in telecommunications capital spending and the inability of certain customers to get financing for their projects has had a significant impact on sales of our Wireless Products and we continue to experience aggressive competition in the wireless market.

Gross profit (net sales less cost of sales)

   Gross profit for the second quarter ended June 30, 2002 was $31.7 million, compared to second quarter 2001 gross profit of $48.3 million, and second quarter gross profit margin declined to 20.5% from 24.2%, year over year.
For the six months ended June 30, 2002, gross profit decreased to $67.1 million, compared to $101.1 million for the same period in 2001, with gross profit margins of 21.3% and 24.2%, respectively. The year-over-year decreases in gross profit and gross profit margin were primarily due to lower sales volumes in essentially all product lines and increasing pricing pressure, particularly in fiber, LAN and Other Telecom Products. The lower sales volumes resulted in lower overhead absorption rates for many products.

   In response to this difficult business environment, we have announced our intention to reduce our workforce by approximately 250, or 8%, during the third quarter of 2002. We expect to record charges of approximately $0.01 - $0.02 per share, net of tax, for employee termination benefits in the third quarter of 2002. We intend to continue evaluating all aspects of our business and to take appropriate action to position us for long-term success and strong competitiveness.

Selling, general and administrative

   Selling, general and administrative ("SG&A") expense for the second quarter ended June 30, 2002 was $41.1 million, or 26.5% of net sales, compared to $20.6 million, or 10.3% of net sales, for the same period in 2001. For the six months ended June 30, 2002, SG&A expense was $62.3 million or 19.8% of sales, compared to $42.5 million, or 10.2% of sales, for the same period in 2001. The year-over-year increases in SG&A expense were primarily due to the increase in bad debt expense related to the write off of Adelphia receivables in 2002, which totaled $20.5 million in the second quarter of 2002 and $21.4 million for the six months ended June 30, 2002. Excluding the Adelphia write off, SG&A expense was relatively stable year over year in the second quarter, and declined slightly year over year for the six months ended June 30, 2002. As a percent of sales, excluding the Adelphia write off, SG&A expense increased year over year for both the quarter and six months ended June 30, 2002. These increases in SG&A expense as a percent of sales were primarily due to sales declining faster than sales and marketing expense and ongoing investment in our information technology infrastructure. We intend to continue to fund domestic and international sales and marketing efforts in order to enhance our competitive position around the world in anticipation of improving global business conditions in telecommunications. We believe we have taken appropriate charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances and other relevant factors. We also plan to continue investing in our information technology infrastructure in order to support cost reduction efforts and to further differentiate our service model through technology.

Research and development

   Research and development ("R&D") expense decreased to $1.8 million, or 1.2% of net sales, for the second quarter ended June 30, 2002 from $2.1 million, or 1.1% of net sales, for the same period in 2001. For the six months ended June 30, 2002, R&D expense increased to $3.8 million, or 1.2% of net sales, compared to $3.6 million, or nearly 1% of net sales, for the same period in 2001. We expect R&D expense to remain at approximately 1% of net sales in the near term.

Net interest expense

   Net interest expense for the second quarter ended June 30, 2002 was $1.7 million, compared to $1.8 million for the same period in 2001. For the six months ended June 30, 2002, net interest expense decreased to $3.4 million, compared to $3.7 million for the same period in 2001. The decreases in net interest expense were primarily due to interest earned on higher cash balances and interest income, net of elimination of intercompany profit, received from OFS BrightWave under a $30 million revolving note established in the fourth quarter of 2001.

Income taxes

   Our effective income tax rate was 37% for the second quarter and six months ended June 30, 2002 and 2001.

Equity in losses of OFS BrightWave, LLC

    For the three and six months ended June 30, 2002, our 18.4% equity interest in the losses of OFS BrightWave was approximately $55.4 million, pretax, and $68.2 million, pretax, respectively. Since OFS BrightWave has elected to be taxed as a partnership, we recorded a tax benefit of approximately $20.5 million and $25.3 million for the second quarter and six months ended June 30, 2002, respectively, related to our 18.4% equity interest in the flow-through losses. OFS BrightWave operates in many of the same markets we do and its financial results were also adversely affected by the ongoing slowdown in the global economy and the telecommunications industry. Due to these conditions, OFS BrightWave incurred significant charges during the second quarter of 2002 primarily related to the write off of goodwill and certain fixed assets, restructuring and cost reduction efforts. The total of these charges recognized by OFS BrightWave was $211 million, net of a $31 million tax benefit from losses generated by a c-corporation subsidiary of OFS BrightWave.

   In addition, OFS BrightWave is party to manufacturing and supply agreements with OFS Fitel, LLC, which is wholly owned by Furukawa. As a result of Furukawa's controlling interest in both ventures, it has significant influence over the structure and pricing of these agreements. Future changes in these terms, over which we have limited influence, could have a material impact on the profitability of OFS BrightWave and ultimately on our results of operations. Due primarily to the difficult market environment for certain telecommunications products and challenging global business conditions in telecommunications, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products during the remainder of 2002. Based on these expectations, we expect that OFS BrightWave will incur losses during the remainder of 2002 and that as a result we will continue to recognize noncash equity method losses from our investment in OFS BrightWave during the remainder of 2002. However, we can exercise our contractual right to sell our ownership interest to Furukawa in 2004 for a cash payment to us of our original $173.4 million capital investment and an acceleration of repayment of the note receivable.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of liquidity both on a short-term and long-term basis are cash and cash equivalents, cash flows provided by operations and borrowing capacity under credit facilities. Reduced sales and profitability could reduce cash provided by operations. In addition, increases in working capital, excluding cash and cash equivalents, related to increasing sales could reduce our operating cash flows in the short term until cash collections of accounts receivable catch up to the higher level of billings.

   Cash provided by operating activities was $45.3 million for the six months ended June 30, 2002, compared to $85.9 million for the same period in 2001. This year-over-year decrease in operating cash flow primarily resulted from lower sales volume resulting in a proportionately smaller decrease in accounts receivable during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

   Working capital was $229.9 million at June 30, 2002, compared to $199.1 million at December 31, 2001. This increase in working capital during the six months ended June 30, 2002 primarily relates to an increase in our cash balance of $53 million from December 31, 2001 to $115 million as of June 30, 2002, somewhat offset by a decrease in accounts receivable over the same six-month period. The increase in cash during the six months ended June 30, 2002 was driven by net income from operations before noncash charges. In addition, we received repayments, net of advances, of $12.6 million from OFS BrightWave under a $30 million revolving note receivable during the six months ended June 30, 2002. As of June 30, 2002, OFS BrightWave owed $17.4 million under this $30 million revolving note, and we are committed to advance the remaining $12.6 million balance under the note when requested by

OFS BrightWave. We are not required to make any additional cash investments in the form of loans or capital contributions to OFS BrightWave, other than this revolving credit commitment.

   During the six months ended June 30, 2002, we invested $5.4 million in property, plant and equipment compared to $46.0 million during the same period in 2001. As of June 30, 2002, we had committed funds of approximately $2.6 million under purchase orders and contracts related to vertical integration projects and equipment and capacity upgrades to support cost reduction efforts and meet current and anticipated future business demands. While we may place additional production capability in important international markets, we expect capital expenditures to remain at a level below depreciation and amortization expense for the next several years. We currently expect capital expenditures to be in the range of $15 to $20 million in 2002, primarily for cost reduction efforts and information technology initiatives, depending upon business conditions.

   In June of 2002, we amended an operating lease for our corporate office building, our eurodollar credit agreement and our revolving credit agreement. These amendments, among other things, provide for the exclusion of the noncash equity method income and losses of OFS BrightWave from the definition of EBITDA, which is used to calculate compliance with certain covenants. In addition, the size of the revolving credit agreement was reduced from $350 million to $250 million. The amendments further limited our ability to make additional investments in, or guarantee the obligations of, OFS BrightWave. Furthermore, the amendments reduced the maximum amount of payments we may make for dividends and stock repurchases from a total of $75 million to $50 million and included additional investments in OFS BrightWave under this maximum payment limitation. These amendments resolved potential covenant compliance issues that were expected at the end of the second quarter of 2002 related to our equity in losses of OFS BrightWave.

   Our amended revolving credit agreement, which expires in December 2002, currently provides a total of $250 million in revolving credit commitments in the form of loans and letters of credit. Our available borrowing capacity under the revolving credit agreement, determined on a quarterly basis, is based on certain financial ratios which are affected by the level of long-term debt outstanding and our profitability. As of June 30, 2002, we had no outstanding indebtedness under this revolving credit agreement and our borrowing capacity was approximately $36 million. We owed total long-term debt of $194.5 million, including current portion, or 26% of our book capital structure, defined as long-term debt, including current portion, and total stockholders' equity, as of June 30, 2002, compared to $194.6 million, including current portion, or 24% of our book capital structure as of December 31, 2001. The change in long-term debt was minimal due to foreign currency losses on our eurodollar credit agreement, included in accumulated other comprehensive loss, which offset the decrease in debt from the quarterly repayment of principal under this agreement.

   Our revolving credit agreement, eurodollar credit agreement, and an operating lease for our corporate office building contain covenants requiring us to maintain a total debt to EBITDA ratio, a net worth maintenance ratio, and an interest expense ratio. Our performance under these covenants could impact our cost of funds and limit the funds available under the revolving credit agreement. In addition, our noncompliance with these covenants could create a default under these agreements, resulting in potential acceleration of repayment of our obligations and inability to borrow under the revolving credit agreement. We were in compliance with these covenants as of June 30, 2002.

   As of June 30, 2002, we had $115 million in cash, no outstanding borrowings under the revolving credit agreement, approximately $11 million in borrowings outstanding under the eurodollar credit agreement, and approximately $13 million in contractual cash obligations under an operating lease for our corporate office building. Based on our current forecasted operating results, we believe it is likely that we may not be in compliance with the amended total debt to EBITDA covenant at the end of the third quarter of 2002. If we do not comply with the amended total debt to EBITDA covenant at the end of the third quarter, we intend either to further amend both the eurodollar credit agreement and the operating lease agreement or to repay our obligations under these agreements using current cash balances. In addition, we currently expect to replace our revolving credit agreement, under which we currently have no outstanding borrowings, during the fourth quarter of 2002. We do not currently anticipate future borrowings under this existing revolving credit facility as we believe that cash provided by our operations will be sufficient to meet our anticipated working capital requirements during the remaining term of this facility, which expires in December 2002. However, given the current credit environment and our recent operating results, it is likely that the terms under which all three of these existing agreements can be further amended or replaced, if at all, may be less favorable to us than the current terms of these agreements.

MARKET RISK

   As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. Our exposure associated with these market risks has not materially changed since December 31, 2001. However, we did repay approximately $1.4 million of variable rate debt on our eurodollar credit agreement, somewhat reducing our exposure to interest rate risk. In addition, we have not acquired any new derivative financial instruments since December 31, 2001 or terminated any derivative financial instruments that existed at that date.

FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes,"
"think," "thinks" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, financial performance of OFS BrightWave, product demand and industry excess capacity, competitive products and pricing, , changes or fluctuations in global business conditions, expected demand from AT&T Broadband, Adelphia and other major domestic MSOs, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), successful operation of bimetal manufacturing and other vertical integration activities, successful expansion and related operation of our facilities, margin improvement, developments in technology, industry competition and ability to retain customers, pricing and acceptance of our products achievement of sales, growth, and earnings goals, ability of our customers to secure adequate financing or to pay, regulatory changes affecting our business, possible disruption of our business due to customer or supplier bankruptcy, reorganization or restructuring, ability to obtain financing and capital on commercially reasonable terms, ability to comply with covenants in debt and lease agreements, foreign currency fluctuations, technological obsolescence, the ability to achieve reductions in costs, the ability to integrate acquisitions, our participation in joint ventures, international economic and political uncertainties, possible disruption due to terrorist activity or armed conflict and other factors discussed. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions, acquisitions of telecommunications companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in
Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders (the "Meeting") on May 3, 2002. Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 61,717,159 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 55,257,989 shares voted in person or by proxy, constituting a quorum.

        At the Meeting, two of the Company's directors were elected for three-year terms ending at the 2005 Annual Meeting of Stockholders by the vote set forth below:

        Name of Director       Votes For       Votes Withheld

        Edward D. Breen       49,930,912        5,327,077
        James N. Whitson      53,620,004        1,637,985

        On August 8, 2002, the Company's board of directors accepted the resignation of Mr. Breen, who resigned due to his new commitments as Chairman and Chief Executive Officer of Tyco International Ltd. and to avoid any appearance of conflict of interest. Mr. Breen indicated that his resignation was not the result of any disagreements with the Company. In order that the three classes of directors be as nearly equal in number as possible, as required by the Company's Certificate of Incorporation, the board also accepted the resignation of June E. Travis as a Class I director and appointed Ms. Travis as a Class II director to fill the vacancy in that class. Following the resignation of Mr. Breen and the appointment of Ms. Travis as a Class II director, the board of directors reduced the size of the board to six members.
        The Company's directors, whose terms of office continue after the Meeting with terms expiring at the annual meetings in parentheses after their names, are Frank M. Drendel (2003), Duncan M. Faircloth
        (2003), Boyd L. George (2004), George N. Hutton (2004), James N. Whitson
        (2005) and June E. Travis (2005). Additionally, on August 8, 2002, the board of directors expanded both the audit and compensation committees of the board to include all five nonemployee directors on each committee.

        A proposal to approve an amendment and restatement of the amended and restated CommScope, Inc. 1997 Long-term Incentive Plan to, among other things, increase the shares reserved for issuance thereunder by an additional 3 million shares was approved by 47,647,812 votes cast in favor, 7,508,257 votes cast against and 101,920 votes abstaining.

        A proposal to ratify the appointment by the board of directors of the Company of Deloitte & Touche LLP as independent auditors for the Company for the 2002 fiscal year was approved by 53,021,627 votes cast in favor, 2,165,016 votes cast against and 71,346 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            10.7.3 Third Amendment to the Credit Agreement, dated as of June
                    26, 2002, among CommScope, Inc. of North Carolina, JPMorgan Chase Bank, as Administrative Agent, and the Banks from time to time parties thereto, and the financial institutions named therein as the co-agents for the Banks.

            10.11.3 Third Amendment to the Credit Agreement, dated as of June
                    26, 2002, between Wachovia Bank, N.A. and CommScope, Inc. of North Carolina.

            99.1   Forward-Looking Information

        (b) Reports on Form 8-K filed during the three months ended June 30, 2002:

            On April 29, 2002, we filed a current report on Form 8-K announcing our first quarter 2002 results.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMSCOPE, INC.

August 13, 2002           /s/ Jearld L. Leonhardt
---------------------     -------------------------------
Date                      Jearld L. Leonhardt
                          Executive Vice President and Chief Financial Officer
                          Signing both in his capacity as Executive Vice
                          President on behalf of the Registrant and as
                          Chief Financial Officer of the Registrant