Form 10-Q
period 2002-09-30
COMMSCOPE INC
filed 2002-11-14
CIK 1035884

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                      OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the transition period from        to
                                              -----       -----

                       Commission file number 001-12929

                                 COMMSCOPE, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                    36-4135495
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

As  of  October  31,  2002  there  were  59,219,567   shares  of  Common  Stock
outstanding.

                                COMMSCOPE, INC.
                                   FORM 10-Q
                              SEPTEMBER 30, 2002
                               TABLE OF CONTENTS




                                                                   Page No.
                                                                  --------
Part I - Financial Information (Unaudited):

  Item 1.  Condensed Consolidated Financial Statements:

              Condensed Consolidated Statements of Operations        3
              Condensed Consolidated Balance Sheets                  4
              Condensed Consolidated Statements of Cash Flows        5
              Condensed Consolidated Statements of
                Stockholders' Equity and Comprehensive
                Income (Loss)                                        6
              Notes to Condensed Consolidated Financial
                Statements                                         7 - 16

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    17 - 24

  Item 4.  Controls and Procedures                                   25

Part II - Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                          25

  Signature                                                          26

  Certifications                                                  27 - 28

                                COMMSCOPE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED -- IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                               ----------------------    ----------------------
                                                  2002         2001         2002         2001
                                               ---------    ---------    ---------    ---------
Net sales                                      $ 147,819    $ 177,702    $ 462,584    $ 594,961
                                               ---------    ---------    ---------    ---------

Operating costs and expenses:
   Cost of sales                                 120,743      133,755      368,360      449,910
   Selling, general and administrative            20,508       19,019       82,801       61,564
   Research and development                        1,069        1,834        4,847        5,459
   Amortization of goodwill                         --          1,340         --          4,023
   Terminated acquisition costs                     --          9,294         --          9,294
   Impairment charges for fixed assets
    and investments                               25,096         --         25,096       12,615
                                               ---------    ---------    ---------    ---------
     Total operating costs and expenses          167,416      165,242      481,104      542,865
                                               ---------    ---------    ---------    ---------

Operating income (loss)                          (19,597)      12,460      (18,520)      52,096
Other income (expense), net                          392         (472)         751         (603)
Interest expense                                  (2,419)      (2,211)      (6,860)      (6,285)
Interest income                                      696          294        1,702          669
                                               ---------    ---------    ---------    ---------

Income (loss) before income taxes and equity
   in losses of OFS BrightWave, LLC              (20,928)      10,071      (22,927)      45,877
Provision for income tax benefit (expense)         7,725       (3,726)       8,465      (16,975)
                                               ---------    ---------    ---------    ---------

Income (loss) before equity in losses of
   OFS BrightWave, LLC                           (13,203)       6,345      (14,462)      28,902
Equity in losses of OFS BrightWave, LLC           (6,359)        --        (49,239)        --
                                               ---------    ---------    ---------    ---------

Net income (loss)                              $ (19,562)   $   6,345    $ (63,701)   $  28,902
                                               =========    =========    =========    =========


Net income (loss) per share:
   Basic                                       $   (0.32)   $    0.12    $   (1.03)   $    0.56
   Assuming dilution                           $   (0.32)   $    0.12    $   (1.03)   $    0.55

Weighted average shares outstanding:
   Basic                                          61,763       51,440       61,745       51,384
   Assuming dilution                              61,763       52,350       61,745       52,208


           See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          (Unaudited)
                                                                         September 30,     December 31,
                                                                              2002             2001
                                                                           ---------        ---------
                                   ASSETS

Cash and cash equivalents                                                  $ 131,575        $  61,929
Accounts receivable, less allowance for doubtful accounts of
   $14,502 and $12,599, respectively                                          80,438          105,402
Inventories                                                                   44,365           47,670
Prepaid expenses and other current assets                                     20,925           12,724
Deferred income taxes                                                         19,483           18,143
                                                                           ---------        ---------
     Total current assets                                                    296,786          245,868

Property, plant and equipment, net                                           221,060          277,169
Goodwill, net of accumulated amortization of
   $59,518 and $59,493, respectively                                         151,322          151,307
Other intangibles, net of accumulated amortization of
   $39,303 and $37,421, respectively                                           9,462           11,344
Deferred income taxes                                                          2,575             --
Investment in and advances to OFS BrightWave, LLC                            112,489          196,860
Other assets                                                                   9,960            6,457
                                                                           ---------        ---------
     Total Assets                                                          $ 803,654        $ 889,005
                                                                           =========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           $  20,504        $  16,339
Other accrued liabilities                                                     34,336           27,753
Current portion of long-term debt                                             10,300            2,651
                                                                           ---------        ---------
     Total current liabilities                                                65,140           46,743

Long-term debt, less current portion                                         183,300          191,918
Deferred income taxes                                                           --             22,899
Other noncurrent liabilities                                                  25,024           20,931
                                                                           ---------        ---------
     Total Liabilities                                                       273,464          282,491

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; Authorized shares:
    20,000,000; Issued and outstanding shares:  None at
    September 30, 2002 and December 31, 2001                                    --               --
   Common stock, $.01 par value; Authorized shares:
    300,000,000; Issued and outstanding shares:  61,762,667
    at September 30, 2002; 61,688,256 at December 31, 2001                       618              617
   Additional paid-in capital                                                382,995          381,823
   Retained earnings                                                         164,966          228,667
   Accumulated other comprehensive loss                                      (18,389)          (4,593)
                                                                           ---------        ---------
     Total Stockholders' Equity                                              530,190          606,514
                                                                           ---------        ---------
     Total Liabilities and Stockholders' Equity                            $ 803,654        $ 889,005
                                                                           =========        =========

            See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED -- IN THOUSANDS)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                   2002         2001
                                                                ---------    ---------

OPERATING ACTIVITIES:
Net income (loss)                                               $ (63,701)   $  28,902
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                  27,906       30,080
    Equity in losses of OFS BrightWave, LLC                        78,280         --
    Impairment charges for fixed assets and investments            25,096       12,615
    Deferred income taxes                                         (26,421)      (5,826)
    Tax benefit from stock option exercises                           128          617
    Changes in assets and liabilities:
      Accounts receivable                                          24,144       52,199
      Inventories                                                   2,162       15,525
      Prepaid expenses and other current assets                    (9,310)          (3)
      Accounts payable and other accrued liabilities                9,715      (15,182)
      Other noncurrent liabilities                                  4,023        3,515
      Other                                                           101           72
                                                                ---------    ---------
Net cash provided by operating activities                          72,123      122,514

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                     (8,335)     (59,465)
    Investment in unconsolidated affiliate                           --         (1,792)
    Net proceeds from repayment of advance to OFS
      BrightWave, LLC                                               6,146         --
    Proceeds from disposal of fixed assets                            333          912
                                                                ---------    ---------
Net cash used in investing activities                              (1,856)     (60,345)

FINANCING ACTIVITIES:
    Repayments under revolving credit facility                       --        (30,000)
    Principal payments on long-term debt                           (2,107)      (1,326)
    Debt issuance costs                                              (345)        --
    Proceeds from exercise of stock options                         1,029        2,612
                                                                ---------    ---------
Net cash used in financing activities                              (1,423)     (28,714)

Effect of exchange rate changes on cash                               802         (231)

                                                                ---------    ---------
Change in cash and cash equivalents                                69,646       33,224
Cash and cash equivalents, beginning of period                     61,929        7,704
                                                                ---------    ---------
Cash and cash equivalents, end of period                        $ 131,575    $  40,928
                                                                =========    =========


            See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                (UNAUDITED -- IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                   ----------------------------
                                                                                                        2002            2001
                                                                                                   ------------    ------------

Number of common shares outstanding:
   Balance at beginning of period                                                                    61,688,256      51,263,703
   Issuance of shares to nonemployee director                                                             1,000            --
   Issuance of shares for stock option exercises                                                         73,411         202,451
                                                                                                   ------------    ------------
   Balance at end of period                                                                          61,762,667      51,466,154
                                                                                                   ------------    ------------
Common stock:
   Balance at beginning of period                                                                  $        617    $        513
   Issuance of shares for stock option exercises                                                              1               2
                                                                                                   ------------    ------------
   Balance at end of period                                                                        $        618    $        515
                                                                                                   ------------    ------------
Additional paid-in capital:
   Balance at beginning of period                                                                  $    381,823    $    175,803
   Issuance of shares to nonemployee director                                                                16            --
   Issuance of shares for stock option exercises                                                          1,028           2,610
   Tax benefit from stock option exercises                                                                  128             617
                                                                                                   ------------    ------------
   Balance at end of period                                                                        $    382,995    $    179,030
                                                                                                   ------------    ------------
Retained earnings:
   Balance at beginning of period                                                                  $    228,667    $    200,802
   Net income (loss)                                                                                    (63,701)         28,902
                                                                                                   ------------    ------------
   Balance at end of period                                                                        $    164,966    $    229,704
                                                                                                   ------------    ------------
Accumulated other comprehensive loss:
   Balance at beginning of period                                                                  $     (4,593)   $     (2,598)
   Other comprehensive loss                                                                             (13,796)         (6,072)
                                                                                                   ------------    ------------
   Balance at end of period                                                                        $    (18,389)   $     (8,670)
                                                                                                   ------------    ------------

Total stockholders' equity                                                                         $    530,190    $    400,579
                                                                                                   ============    ============


                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                   ----------------------------    ----------------------------
                                                                       2002            2001            2002            2001
                                                                   ------------    ------------    ------------    ------------

Comprehensive income (loss):
   Net income (loss)                                               $    (19,562)   $      6,345    $    (63,701)   $     28,902
   Other comprehensive loss, net of tax:
     Foreign currency translation gain (loss) -
          foreign subsidiaries                                            1,276             788           3,413             (57)
     Foreign currency transaction loss on long-term
          intercompany loans - foreign subsidiaries                     (10,311)         (2,490)        (16,403)         (6,376)
     Hedging gain (loss) on nonderivative instrument                         74            (617)           (717)            339
     Effect of adopting SFAS No. 133                                       --              --              --               229
     Loss on derivative financial instrument
          designated as a cash flow hedge                                  (102)           (112)            (89)           (207)
                                                                   ------------    ------------    ------------    ------------
   Total other comprehensive loss, net of tax                            (9,063)         (2,431)        (13,796)         (6,072)
                                                                   ------------    ------------    ------------    ------------

Total comprehensive income (loss)                                  $    (28,625)   $      3,914    $    (77,497)   $     22,830
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

Basis of Presentation

   The condensed consolidated balance sheet as of September 30, 2002, and the condensed consolidated statements of operations and comprehensive income
(loss) for the three and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows and stockholders' equity for the nine months ended September 30, 2002 and 2001 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

Concentrations of Risk

   Net sales to AT&T Broadband accounted for 18% of the Company's net sales during the three months ended September 30, 2002 and 13% of the Company's net sales for the nine months ended September 30, 2002, compared to approximately 4% of the Company's net sales in the comparable prior periods. No other customer accounted for more than 10% of the Company's net sales during the current year or comparable prior year periods. Accounts receivable from AT&T Broadband were approximately 12% of the Company's net accounts receivable as of September 30, 2002.

Accounts Receivable

   During the nine months ended September 30, 2002, the Company wrote off $21.4 million of Adelphia Communications Corporation ("Adelphia") receivables as a result of Adelphia's Chapter 11 bankruptcy, which was announced by Adelphia in June 2002. The Company has reached agreement with Adelphia on the terms under which the Company will do business after the Chapter 11 bankruptcy filing date.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

Goodwill and Other Intangible Assets

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase accounting method for business combinations and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 uses a nonamortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

   Under SFAS No. 142, goodwill must be tested for impairment as of the beginning of the year in which the statement is adopted in its entirety.
SFAS No. 142 allowed six months from the date the statement was initially applied to complete the transitional goodwill impairment test. CommScope completed the process of performing the transitional goodwill impairment test as of January 1, 2002 in the second quarter of 2002, and as a result of the test performed, management believes that goodwill was not impaired as of January 1, 2002.

   SFAS No.142 also requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of August 31. Management has completed the annual goodwill impairment test as of August 31, 2002 and believes that goodwill was not impaired as of this date. Subsequent impairment losses, if any, will be reflected in operating income in the statement of operations.

   The carrying value of other intangible assets as of September 30, 2002 in the amount of $9.5 million, net of accumulated amortization of $39.3 million, represents patented technology, with a carrying value of $0.1 million, and customer relationship assets, with a carrying value of $9.4 million. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. CommScope did not have any indefinite-lived intangible assets, other than goodwill, as of the January 1, 2002 transition date or the September 30, 2002 balance sheet date. Based on management's analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2006. Amortization expense associated with these intangible assets was $627 and $1.9 million for the three and nine months ended September 30, 2002, respectively and $656 and $2.0 million for the three and nine months ended September 30, 2001, respectively. Annual amortization expense for these intangible assets is expected to be $2.5 million in 2002, $2.5 million in 2003, $2.4 million in 2004, $2.4 million in 2005 and $1.5 million in 2006.

   The slight change in goodwill for the three and nine months ended September 30, 2002 was due to the impact of translating the euro-denominated goodwill on the balance sheet of the Company's Belgian subsidiary into CommScope's US dollar reporting currency.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

   The adoption of SFAS No. 142 effective January 1, 2002 resulted in the elimination of pretax goodwill amortization expense in the amount of $1.3 million and $4 million for the three and nine months ended September 30, 2002, respectively. The following table provides a reconciliation of net income (loss) and net income (loss) per share, reflecting the impact of the adoption of SFAS No. 142 on a pro forma basis for the three and nine months ended September 30, 2001:

                                       Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                    ------------------------   ------------------------
                                       2002          2001         2002          2001
                                    ----------    ----------   ----------    ----------

Net income (loss)                   $  (19,562)   $    6,345   $  (63,701)   $   28,902
Elimination of goodwill
   amortization expense, net of
   tax effects                            --             844         --           2,534
                                    ----------    ----------   ----------    ----------
Net income (loss) - pro forma for
   2001                             $  (19,562)   $    7,189   $  (63,701)   $   31,436
                                    ==========    ==========   ==========    ==========
Net income (loss) per share,
   basic - pro forma for 2001       $    (0.32)   $     0.14   $    (1.03)   $     0.61
Net income (loss) per share,
   assuming dilution - pro forma
   for 2001                         $    (0.32)   $     0.14   $    (1.03)   $     0.60


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

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company currently plans to adopt SFAS No. 146 as of the effective date of January 1, 2003, and does not currently expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

2.  INVENTORIES

                                             September 30,   December 31,
                                                  2002           2001
                                                 -------        -------

    Raw materials                                $17,609        $23,037
    Work in process                               11,489          9,688
    Finished goods                                15,267         14,945
                                                 -------        -------
                                                 $44,365        $47,670
                                                 =======        =======

3.  LONG-TERM DEBT

                                             September 30,   December 31,
                                                  2002           2001
                                               ---------      ---------

    Credit Agreement                           $    --        $     --
    Convertible Notes                            172,500        172,500
    Eurodollar Credit Agreement                   10,300         11,269
    IDA Notes                                     10,800         10,800
                                               ---------      ---------
                                                 193,600        194,569
    Less current portion                         (10,300)        (2,651)
                                               ---------      ---------
                                               $ 183,300      $ 191,918
                                               =========      =========

   In June 2002, the Company amended its $350 million revolving credit agreement and its eurodollar credit agreement. These amendments, among other things, provided for the exclusion of the noncash equity method income and losses of OFS BrightWave, LLC ("OFS BrightWave") from the definition of EBITDA, which is used to calculate compliance with certain covenants. In addition, the size of the revolving credit agreement was reduced from $350 million to $250 million. The amendments further limited the Company's ability to make additional investments in, or guarantee the obligations of, OFS BrightWave. Furthermore, the amendments reduced the maximum amount of payments the Company may make for dividends and stock repurchases from a total of $75 million to $50 million and included additional investments in OFS BrightWave under this maximum payment limitation. These amendments resolved covenant compliance issues related to the Company's equity in losses of OFS BrightWave (see note 5 for discussion of the Company's equity in losses of OFS BrightWave).

   As of November 4, 2002, the Company terminated its amended $250 million revolving credit agreement, which was scheduled to expire on December 31, 2002. The Company had no outstanding indebtedness under this terminated facility and ended the third quarter of 2002 with $132 million of cash and cash equivalents on the balance sheet. Management expects to enter into a new secured credit facility of up to $125 million during the fourth quarter of 2002.

   The $10.3 million eurodollar credit agreement contains covenants requiring the Company to maintain a total debt to EBITDA ratio, an interest coverage ratio, and a minimum net worth. The Company's noncompliance with these covenants could create a default under this agreement, resulting in potential acceleration of repayment of the associated obligation. The Company was not in compliance with the amended total debt to EBITDA ratio covenant under the eurodollar credit agreement as of September 30, 2002, but was able to obtain a temporary covenant waiver, which expires on December 31, 2002. Management intends to further amend or replace this agreement, if able to do so under acceptable terms; otherwise, management intends to repay the associated

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

obligation using existing cash balances or pursue an extension of the existing temporary covenant waiver.

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

   On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the calculation of net income
(loss) per share, assuming dilution, for the three and nine months ended September 30, 2002 and 2001 because it would have been antidilutive in all periods.

   Below is a reconciliation of weighted average common shares outstanding for basic net income (loss) per share to weighted average common and potential common shares outstanding for diluted net income (loss) per share.

                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                       ---------------------   --------------------
                                         2002         2001       2002        2001
                                       --------     --------   --------    --------

NUMERATOR:
Net income (loss) for basic and
  diluted net income (loss) per
  share                                $(19,562)    $  6,345   $(63,701)   $ 28,902
                                       ========     ========   ========    ========

DENOMINATOR:
Weighted average number of common
  shares outstanding for basic net
  income (loss) per share                61,763       51,440     61,745      51,384
Effect of dilutive employee stock
  options (a)                              --            910       --           824
                                       --------     --------   --------    --------
Weighted average number of common
  and potential common shares
  outstanding for diluted net income
  (loss) per share                       61,763       52,350     61,745      52,208
                                       ========     ========   ========    ========


(a) Options to purchase approximately 6.3 million and 4.0 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three and nine months ended September 30, 2002, respectively, because they would have been antidilutive in both periods. Options to purchase approximately 944 thousand common shares, at prices ranging from $22.00 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the three months ended September 30, 2001 because the exercise prices of such options were greater than the average market price of the common shares during this period. Similarly, options to purchase approximately 793 thousand common shares, at prices ranging from $20.55 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the nine months ended September 30, 2001.

5.  EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

   Effective November 16, 2001, CommScope acquired an approximate 18.4% ownership interest in OFS BrightWave, an optical fiber and fiber cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan ("Furukawa"). CommScope's portion of the losses of OFS BrightWave for the

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

three and nine months ended September 30, 2002 were included in the condensed consolidated financial statements of CommScope for the respective periods. These results were net of elimination of intercompany profit in the amount of $26 and $79, net of tax, for the three and nine months ended September 30, 2002, respectively. This elimination related to interest payments received from OFS BrightWave under a $30 million revolving note. OFS BrightWave elected to be taxed as a partnership, therefore the Company's income tax benefit from OFS BrightWave's flow-through losses was recorded using the Company's tax rates. Income tax expense or benefit provided by OFS BrightWave for income or losses generated by its domestic c-corporation subsidiary did not flow through to CommScope, and therefore did not impact CommScope's income tax benefit from flow-through losses of OFS BrightWave. However, the income tax expense or benefit provided for the income or loss generated by OFS BrightWave's domestic c-corporation subsidiary did impact CommScope's equity in the net assets of OFS BrightWave, as shown in the reconciliation below.

   The following table provides summary financial information for OFS BrightWave as of and for the three months and nine months ended September 30, 2002:

                                             As of
                                          September 30,
                                              2002
                                           ---------
   Balance Sheet Data:
     Current assets                        $ 138,649
     Noncurrent assets                       686,321
     Current liabilities                     129,016
     Other noncurrent liabilites             155,661
     Minority interests                       48,692

                                          Three Months          Nine Months
                                              Ended               Ended
                                          September 30,       September 30,
                                              2002                 2002
                                           ---------            ---------
   Income Statement Data:
     Net revenues                          $  21,019            $  69,856
     Gross profit                            (35,684)            (147,494)
     Loss from continuing operations         (53,992)            (392,635)
     Net loss                                (53,992)            (392,635)

   OFS Brightwave incurred significant charges during the nine months ended September 30, 2002 related to the write-off of goodwill and certain fixed assets, restructuring and employee separation costs and other cost reduction activities, which totaled $215 million.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


   The reconciliation of CommScope's investment in and advances to OFS BrightWave compared to CommScope's equity in the net assets of OFS BrightWave as of September 30, 2002 was as follows:

Net assets of OFS BrightWave, LLC           $ 491,601
CommScope ownership percentage               18.43225 %
                                            ---------
  CommScope equity in net assets of
    OFS BrightWave, LLC                        90,613

Plus:
  Advances, net of repayments                  23,854
  Direct costs of acquisition                   4,763
  Pushdown and other adjustments by
    majority member in OFS BrightWave, LLC       (831)

Less:
  Income tax benefit related to losses
    generated by OFS BrightWave LLC's
    domestic c-corporation subsidiary          (5,910)
                                            ---------
Investment in and advances to OFS
  BrightWave, LLC                           $ 112,489
                                            =========

6.    IMPAIRMENT CHARGES FOR FIXED ASSETS

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was effective for the Company on January 1, 2002. The initial adoption of this statement did not have a material impact on the Company's financial statements. However, the Company did reclassify the $4.3 million carrying value of its idle Kings Mountain facility from property, plant and equipment to other assets during 2002. Although this facility does not meet the requirements under SFAS No. 144 for classification as held for sale, it has been reclassified to other assets since it is not currently being, and has not been, used in the Company's operations and is currently being actively marketed for sale. In addition, the Company reclassified $550 from other current assets to property, plant and equipment during 2002 relating to assets previously classified as held for sale under SFAS No. 121, but which do not meet the criteria for classification as held for sale under SFAS No.
144. Long-lived assets will be tested for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

  Due to the difficult business environment in telecommunications and the continuing decline in demand for the Company's products, management performed a test of recoverability for its long-lived assets during the third quarter of 2002. The Company's long-term undiscounted cash flow forecasts indicated that the carrying amounts of fixed assets used to manufacture CommScope's wireless, fiber optic cable and other telecom products may not be recoverable as of September 30, 2002. Management does not currently plan to sell, abandon, or otherwise dispose of these assets, and they were therefore classified as assets to be held and used as of September 30, 2002.

  The impairment loss recognized during the three months ended September 30, 2002 was measured as the amount by which the carrying values of the impaired assets exceeded their respective fair values. Fair value of the equipment used to manufacture fiber optic cable and other telecom products was determined based on discounted cash flows, which was the best information available to management. Fair value of the facility and equipment used to manufacture wireless products was determined based on a combination of independent appraisal, third-party estimates of current market values, and internal estimates of current market values.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

  In addition, management's quarterly review of idle and obsolete fixed assets indicated additional impairment for specifically-identified manufacturing equipment. The fair values of these specifically-identified fixed assets were determined based on internal estimates of current market values for used equipment. These idle and obsolete assets did not meet the criteria for classification as held for sale and were therefore classified as assets to be held and used as of September 30, 2002.

  The Company recognized total impairment charges for fixed assets in the amount of $25.1 million during the three months ended September 30, 2002. The breakdown of these impairment charges was as follows (in millions):

  Wireless cable manufacturing assets                     $ 15.1
  Fiber optic cable manufacturing assets                     5.3
  Other telecommunications cable manufacturing assets        3.0
  Other manufacturing assets                                 1.7
                                                          ------
  Total impairment charges                                $ 25.1
                                                          ======

7.    EMPLOYEE TERMINATION BENEFITS

    As previously announced, the Company reduced its workforce by 202 employees during the third quarter of 2002, primarily in response to the challenging global business environment. The affected employees included manufacturing and administrative personnel located in North Carolina at the Company's corporate office and manufacturing facilities. This workforce reduction resulted in pretax charges of approximately $1.3 million during the third quarter of 2002 for employee termination benefits, which consisted of severance pay and related fringe benefits. The Company recorded $1.0 million of these charges in cost of sales and $0.3 million in selling, general and administrative expenses. The Company paid $0.8 million of these costs during the quarter, resulting in a remaining accrual of $0.5 million as of September 30, 2002. Management estimates that these remaining benefits will be paid in full by June 2003.

8.  INCOME TAXES RELATED TO OTHER COMPREHENSIVE LOSS

                                                     Three Months    Nine Months
                                                         Ended           Ended
                                                     September 30,   September 30,
                                                    --------------  --------------
                                                     2002     2001    2002    2001
                                                    -----    -----   -----   -----

Income tax (expense) benefit for
  components of other comprehensive loss:

  Hedging gain (loss) on nonderivative instrument   $ (13)   $ 397   $ 486    (164)
  Effect of adopting SFAS No. 133                     --       --      --     (135)
  Loss on derivative financial instrument
    designated as a cash flow hedge                    60       66      52     122
                                                    -----    -----   -----   -----
Total income tax (expense) benefit for components
  of other comprehensive loss                       $  47    $ 463   $ 538   $(177)
                                                    =====    =====   =====   =====


9.  DERIVATIVES AND HEDGING ACTIVITIES

   The only derivative instrument outstanding for the three and nine months ended September 30, 2002 and 2001 was an interest rate swap, which effectively converts the variable-rate eurodollar credit agreement to a fixed-rate basis. This interest rate swap was designated and documented as a cash flow hedge of the changes in the cash flows attributable to fluctuations

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

in the variable benchmark interest rate associated with the underlying debt being hedged. This hedging instrument was effective at the balance sheet date and is expected to continue to be effective for the duration of the swap contract, resulting in no anticipated hedge ineffectiveness. There were no material reclassifications from other comprehensive income to earnings during the three and nine months ended September 30, 2002 and 2001 and the Company does not anticipate any material reclassifications from accumulated other comprehensive income during the next twelve months.

    Also, the eurodollar credit agreement was designated and documented as a partial hedge of the Company's net investment in its Belgian subsidiary. This hedging instrument was effective at the balance sheet date and is expected to continue to be effective for the duration of the loan agreement, resulting in no anticipated reclassifications from accumulated other comprehensive income to earnings.

   Activity in the accumulated net gain (loss) on derivative instrument included in accumulated other comprehensive loss for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

                                               Three Months      Nine Months
                                                   Ended            Ended
                                               September 30,     September 30,
                                              ---------------   ---------------
                                               2002     2001     2002     2001
                                              ------   ------   ------   ------

Accumulated net gain on derivative
   instrument, beginning of period            $   40   $  134   $   27   $  --
Net effect of adopting SFAS No. 133              --       --       --       229
Net loss on derivative financial instrument
   designated as a cash flow hedge              (102)    (112)     (89)    (207)
                                              ------   ------   ------   ------
Accumulated net gain (loss) on derivative
   instrument, end of period                  $  (62)  $   22   $  (62)  $   22
                                              ======   ======   ======   ======


10.  COMMITMENTS AND CONTINGENCIES

      The Company's operating lease for its corporate office building contains covenants requiring the Company to maintain a total debt to EBITDA ratio, an interest coverage ratio, and a minimum net worth. The Company's noncompliance with these covenants could create a default under this operating lease, resulting in potential termination of the lease by the lessor. Upon termination, the Company would be obligated to either purchase the facility for approximately $13 million or market it for sale on the lessor's behalf. The Company was not in compliance with the amended total debt to EBITDA ratio covenant under this operating lease as of September 30, 2002, but was able to obtain a temporary covenant waiver, which expires on December 31, 2002. Management intends to amend or replace this operating lease, if able to do so under acceptable terms; otherwise, management intends to purchase the facility using existing cash balances or pursue an extension of the existing temporary covenant waiver.

11.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                  Nine Months
                                                     Ended
                                                  September 30,
                                              --------------------
                                                2002         2001
                                              -------      -------
Cash paid during the period for:

  Income taxes                                $   599      $17,927
  Interest (net of capitalized amounts)       $ 4,716      $ 4,853

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


12.  SUBSEQUENT EVENT

   As of October 9, 2002, the Company and Furukawa purchased 10.2 million shares of CommScope common stock from Lucent Technologies Inc. ("Lucent"). The Company issued the 10.2 million shares of common stock to Lucent at a price of $19.94 per share on November 16, 2001 in connection with the Company's investment in OFS BrightWave, a venture that the Company and Furukawa formed to acquire certain fiber cable and transmission fiber assets from Lucent (see note 5). The total purchase price paid to Lucent by CommScope and Furukawa on October 9, 2002 for the 10.2 million shares was approximately $53.0 million, or $5.20 per share. Of the total 10.2 million shares of the Company's common stock purchased from Lucent, Furukawa purchased approximately 7.7 million shares, which we understand it plans to hold for investment purposes. The Company repurchased the remaining approximately 2.5 million shares, which are classified as treasury stock. The Company funded its $13.2 million repurchase using existing cash balances.

   In conjunction with this stock purchase, CommScope and Furukawa also entered into agreements that outline various investment terms, including resale restrictions, registration rights, standstill provisions, as well as call and limited put rights related to the CommScope shares held by Furukawa. Additionally, CommScope and Furukawa agreed to change from 2004 to 2006 the date when CommScope could first exercise its contractual right to sell its ownership interest in OFS BrightWave to Furukawa for a cash payment equal to CommScope's original investment in OFS BrightWave.

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

HIGHLIGHTS

   For the three months ended September 30, 2002, we incurred a net loss of $19.6 million, or $0.32 per share, compared to net income of $6.3 million, or $0.12 per diluted share, for the three months ended September 30, 2001. The net loss for the third quarter of 2002 included after-tax charges of:
o     $15.8 million, or $0.26 per share, for the impairment of fixed assets;
      and
o $6.4 million, or $0.10 per share, for equity method losses from our 18.4% investment in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber cable venture formed with The Furukawa Electric Co., Ltd. of Japan ("Furukawa").
Net income for the third quarter of 2001 included after-tax charges of:
o $5.8 million, or $0.11 per diluted share, related to the financing and formation of the original joint venture arrangements with Furukawa, which were subsequently restructured; and
o $0.8 million, or $0.02 per diluted share, for goodwill amortization expense.

   For the nine months ended September 30, 2002, we incurred a net loss of $63.7 million, or $1.03 per share, compared to net income of $28.9 million, or $0.55 per diluted share, for the nine months ended September 30, 2001. The net loss for the nine months ended September 30, 2002 included after-tax charges of:
o $13.5 million, or $0.22 per share, for the write-off of Adelphia Communications Corporation ("Adelphia") receivables;
o     $15.8 million, or $0.26 per share, for the impairment of fixed assets;
      and
o $49.2 million, or $0.80 per share, for equity method losses from our 18.4% investment in OFS BrightWave.
Net income for the nine months ended September 30, 2001 included after-tax charges of:
o $5.8 million, or $0.11 per diluted share, related to the financing and formation of the original joint venture arrangements with Furukawa, which were subsequently restructured;
o $9.3 million, or $0.18 per diluted share, for the impairment of fixed assets and investments; and
o $2.5 million, or $0.05 per diluted share, for goodwill amortization expense.
The impact of the 2001 impairment charges for fixed assets and investments included a $1.3 million, or $0.03 per diluted share, valuation allowance established for a deferred tax asset arising from the impairment of an investment in a wireless infrastructure project management company, which created a capital loss for tax purposes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 WITH THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001

Net sales

   Net sales for the third quarter ended September 30, 2002 decreased
$29.9 million, or 16.8%, to $147.8 million, compared to the third quarter ended September 30, 2001. Net sales for the nine months ended September 30,

2002 decreased $132.4 million, or 22.3%, to $462.6 million, compared to the nine months ended September 30, 2001. The decrease in net sales was mainly due to the challenging global business environment in telecommunications, which continues to result in reduced demand primarily for fiber optic cable, wireless and other telecom products. Additionally, net sales were impacted by reduced shipments to Adelphia and ongoing competitive pricing pressures for some product lines both domestically and internationally.

   Domestic sales decreased 15.8% to $120.8 million in the third quarter and 17.2% to $376.7 million in the nine months ended September 30, 2002, compared to the same periods in 2001. The year-over-year decline in domestic sales was primarily due to reduced shipments to Adelphia as well as continued pricing pressures and declining demand for our wireless and fiber optic cable products.

   For the quarter ended September 30, 2002, international sales decreased 21.3% to $27 million compared to the quarter ended September 30, 2001. International sales for the nine months ended September 30, 2002 decreased 38.6% to $85.9 million compared to the same period in 2001. International sales were down year over year in essentially all regions. The year-over-year decrease in international sales was primarily driven by declining demand for broadband products.

   Net sales of broadband and other video distribution products ("Broadband/Video Products") for the third quarter of 2002 decreased
$19.1 million, or 13.7%, to $120.3 million, compared to the same period in 2001. For the nine months ended September 30, 2002, net sales of Broadband/Video Products decreased by $90.4 million, or 19.3%, to $378.6 million, compared to the same period in 2001. Net sales to AT&T Broadband accounted for 18% of our net sales during the three months ended September 30, 2002 and 13% of our net sales for the nine months ended September 30, 2002, compared to approximately 4% of our net sales in the comparable prior periods. No other customer accounted for more than 10% of our net sales during the current year or comparable prior year periods. Although sales to Comcast Corporation accounted for less than 10% of our total net sales during the three and nine months ended September 30, 2002 and 2001, we believe the pending AT&T Broadband-Comcast merger may increase our concentration of credit risk in the future merged entity, depending upon the extent of our sales to the future merged entity. The impact of increased sales to AT&T Broadband was more than offset by both the lower shipments to Adelphia and the continued pricing pressures and declining demand for fiber optic cable products. We do not expect a significant recovery of business with Adelphia in the near term primarily as a result of its Chapter 11 bankruptcy. While we believe that near term domestic and international sales will be depressed until global business conditions in telecommunications improve, we remain optimistic about the long-term global opportunities for broadband cable. The market for fiber optic cable remains challenging with significant pricing pressure coupled with declining demand. However, we believe that our ability to offer both coaxial and fiber optic cable as well as other types of communications cable, continues to be an important long-term competitive advantage.

   Net sales of local area network and other data applications products ("LAN Products") for the third quarter of 2002 remained relatively stable, increasing by $1.3 million, or 4.3%, to $24.2 million, compared to the same period in 2001. For the nine months ended September 30, 2002, sales of LAN Products decreased by $6.1 million, or 8.3%, to $67.1 million, compared to the same period in 2001. The year-over-year decrease in year-to-date sales of LAN Products was primarily driven by lower volume and was also impacted by pricing pressures on certain products. Although our sales were impacted by the loss of Graybar Electric Company, Inc., previously one of our leading distribution channels for LAN and other video-related products, we believe that we were able to offset the lost LAN sales by redirecting project business and utilizing our strong brand recognition.

   Net sales of wireless and other telecommunications products ("Wireless and Other Telecom Products") for the third quarter of 2002 declined to $3.3 million from $15.1 million in the same period last year, primarily due to the combination of lower volume and pricing pressure, particularly in our Wireless Products. For the nine months ended September 30, 2002, sales of Wireless and Other Telecom Products were $16.9 million compared to $52.8 million in the same period last year. This year-over-year decrease in year-to-date sales was primarily driven by a significant decline in volume of Wireless and Other Telecom Products. We expect ongoing softness and significant competitive pressures for our Other Telecom Products. In addition, the general slowdown in telecommunications capital spending and the inability of certain customers to get financing for their projects has had a significant impact on sales of our Wireless Products and we continue to experience aggressive competition in the wireless market.

Gross profit (net sales less cost of sales)

   Gross profit for the third quarter ended September 30, 2002 was $27.1 million, compared to third quarter 2001 gross profit of $43.9 million, and third quarter gross profit margin declined to 18.3% from 24.7%, year over year. For the nine months ended September 30, 2002, gross profit decreased to $94.2 million, compared to $145.1 million for the same period in 2001, with gross profit margins of 20.4% and 24.4%, respectively. The year-over-year decreases in gross profit and gross profit margin were primarily due to lower sales volumes in essentially all product lines and continued pricing pressure, particularly in wireless and fiber optic cable products. The lower sales volumes resulted in lower overhead absorption rates for many products.

   As previously announced, we reduced our workforce by approximately 200, or 8%, during the third quarter of 2002, primarily in response to the challenging global business environment. We recorded pretax charges of approximately $1 million in cost of sales for employee termination benefits in the third quarter of 2002. We intend to continue evaluating all aspects of our business and to take appropriate action to position us for long-term success and strong competitiveness.

Selling, general and administrative

   Selling, general and administrative ("SG&A") expense for the third quarter ended September 30, 2002 was $20.5 million, or 13.9% of net sales, compared to $19 million, or 10.7% of net sales, for the same period in 2001. For the nine months ended September 30, 2002, SG&A expense was $82.8 million or 17.9% of sales, compared to $61.6 million, or 10.3% of sales, for the same period in 2001. The year-over-year increase in SG&A expense was primarily due to the increase in bad debt expense related to the write-off of Adelphia receivables in 2002, which totaled $21.4 million for the nine months ended September 30, 2002. Excluding the Adelphia write-off, SG&A expense declined slightly year over year for the nine months ended September 30, 2002. However, as a percent of sales, excluding the Adelphia write-off, SG&A expense increased year over year for the nine months ended September 30, 2002. The increase in SG&A expense as a percent of sales was primarily due to sales declining faster than sales and marketing expense and ongoing investment in our information technology infrastructure.

   We intend to continue to fund domestic and international sales and marketing efforts in order to enhance our competitive position around the world. We believe we have taken appropriate charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances and other relevant factors. We also plan to continue investing in our information technology infrastructure in order to support cost reduction efforts and to further differentiate our service model through technology.

Research and development

   Research and development ("R&D") expense decreased to $1.1 million, or 0.7% of net sales, for the third quarter ended September 30, 2002 from $1.8 million, or 1.0% of net sales, for the same period in 2001. For the nine months ended September 30, 2002, R&D expense decreased to $4.8 million, or 1.0% of net sales, compared to $5.5 million, or 0.9% of net sales, for the same period in 2001. We expect R&D expense to remain at approximately 1% of net sales in the near term.

Impairment charges for fixed assets

  We recognized total impairment charges for fixed assets in the amount of $25.1 million during the three months ended September 30, 2002. The breakdown of these impairment charges was as follows (in millions):

  Wireless cable manufacturing assets                        $ 15.1
  Fiber optic cable manufacturing assets                        5.3
  Other telecommunications cable manufacturing assets           3.0
  Other manufacturing assets                                    1.7
                                                             ------
  Total impairment charges                                   $ 25.1
                                                             ======

  Due to the difficult business environment in telecommunications and the continuing decline in demand for our products, we performed a test of recoverability for our long-lived assets during the third quarter of 2002. Our long-term undiscounted cash flow forecasts indicated that the carrying amounts of fixed assets used to manufacture our wireless, fiber optic cable and other telecom products may not be recoverable as of September 30, 2002. In addition, our quarterly review of idle and obsolete fixed assets indicated additional impairment for specifically-identified manufacturing equipment. The impairment loss recognized during the three months ended September 30, 2002 was measured as the amount by which the carrying values of the impaired assets exceeded their respective fair values. Fair values were determined using the best available information, including independent appraisal, third-party and internal market value estimates, and discounted cash flows.

Net interest expense

   Net interest expense for the third quarter ended September 30, 2002 was $1.7 million, compared to $1.9 million for the same period in 2001. For the nine months ended September 30, 2002, net interest expense decreased to $5.2 million, compared to $5.6 million for the same period in 2001. The decrease in net interest expense was primarily due to interest earned on higher cash balances and interest income, net of elimination of intercompany profit, received from OFS BrightWave under a $30 million revolving note established in the fourth quarter of 2001.

Income taxes

   Our effective income tax rate was 37% for the third quarter and nine months ended September 30, 2002 and 2001.

Equity in losses of OFS BrightWave, LLC

    For the three and nine months ended September 30, 2002, our 18.4% equity interest in the losses of OFS BrightWave, before taxes, was approximately $10.1 million and $78.3 million, respectively. Since OFS BrightWave elected to be taxed as a partnership, we recorded a tax benefit of approximately $3.7 million and $29.1 million for the third quarter and nine months ended September 30, 2002, respectively, related to our 18.4% equity interest in OFS BrightWave's flow-through losses. OFS BrightWave operates in many of the same markets we do and its financial results were also adversely affected by the ongoing slowdown in the global economy and the telecommunications industry. Due to these conditions, OFS BrightWave incurred significant charges during the nine months ended September 30, 2002 primarily related to the write-off of goodwill and certain fixed assets, restructuring and employee separation costs and other cost reduction activities. The total of these charges recognized by OFS BrightWave during the nine months ended

September 30, 2002 was $215 million, net of a $32 million tax benefit from losses generated by a domestic c-corporation subsidiary of OFS BrightWave.

   In addition, OFS BrightWave is party to manufacturing and supply agreements with OFS Fitel, LLC ("OFS Fitel"), which is a wholly-owned indirect subsidiary of Furukawa. As a result of Furukawa's controlling interest in both ventures, it has significant influence over the structure and pricing of these agreements. Future changes in these terms, over which we have limited influence, could have a material impact on the profitability of OFS
BrightWave and ultimately on our results of operations. Due primarily to the difficult market environment for certain telecommunications products and challenging global business conditions in telecommunications, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products. Based on these expectations, we believe that OFS BrightWave will incur losses at least through the remainder of 2002, and that as a result we will continue to recognize noncash equity method losses from our investment in OFS BrightWave.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of liquidity both on a short-term and long-term basis are cash and cash equivalents and cash flows provided by operations. Reduced sales and profitability could reduce cash provided by operations. In addition, increases in working capital, excluding cash and cash equivalents, related to increasing sales could reduce our operating cash flows in the short term until cash collections of accounts receivable catch up to the higher level of billings.

   Cash provided by operating activities was $72.1 million for the nine months ended September 30, 2002, compared to $122.5 million for the same period in 2001. This year-over-year decrease in operating cash flow primarily resulted from lower sales volume and a proportionately smaller decrease in accounts receivable and inventories during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

   Working capital was $231.6 million at September 30, 2002, compared to $199.1 million at December 31, 2001. This increase in working capital during the nine months ended September 30, 2002 primarily related to an increase in our cash balance of $69.6 million to $131.6 million as of September 30, 2002, somewhat offset by a decrease in accounts receivable over the same nine-month period. The increase in cash during the nine months ended September 30, 2002 was driven by net income from operations before noncash charges. In addition, we received repayments, net of advances, of $6.1 million from OFS BrightWave under a $30 million revolving note receivable during the nine months ended September 30, 2002. As of September 30, 2002, OFS BrightWave owed $23.9 million under this $30 million revolving note, and we expect to advance the remaining $6.1 million balance under the note during the fourth quarter of 2002. We are not required to make any additional cash investments in the form of loans or capital contributions to OFS BrightWave, other than this revolving credit commitment.

   During the nine months ended September 30, 2002, we invested $8.3 million in property, plant and equipment compared to $59.5 million during the same period in 2001. While we may place additional production capability in important international markets, we expect capital expenditures to remain at a level below depreciation and amortization expense for the next few years. We currently expect capital expenditures to be in the range of $12 to $13 million in 2002, primarily for cost reduction efforts and information technology initiatives, depending upon business conditions.

   We owed total long-term debt of $193.6 million, including current portion, or 27% of our book capital structure, defined as long-term debt, including current portion, and total stockholders' equity, as of September 30, 2002, compared to $194.6 million, including current portion, or 24% of our book capital structure as of December 31, 2001. The decrease in long-term debt was due to the quarterly repayments of principal under our eurodollar credit agreement which was somewhat offset by foreign currency losses, included in accumulated other comprehensive loss, incurred on this foreign-currency denominated debt.

   In June 2002, we amended an operating lease for our corporate office building, our eurodollar credit agreement and our $350 million revolving credit agreement. These amendments, among other things, provided for the exclusion of the noncash equity method income and losses of OFS BrightWave from the definition of EBITDA, which is used to calculate compliance with certain covenants. In addition, the size of the revolving credit agreement was reduced from $350 million to $250 million. The amendments further limited our ability to make additional investments in, or guarantee the obligations of, OFS BrightWave. Furthermore, the amendments reduced the maximum amount of payments we may make for dividends and stock repurchases from a total of $75 million to $50 million and included additional investments in OFS BrightWave under this maximum payment limitation. These amendments resolved covenant compliance issues related to our equity in losses of OFS BrightWave.

   As of November 4, 2002, we terminated our amended $250 million revolving credit agreement, which was scheduled to expire on December 31, 2002. We had no outstanding indebtedness under this terminated facility and ended the third quarter of 2002 with $132 million of cash and cash equivalents on our balance sheet. We expect to enter into a new secured credit facility of up to $125 million during the fourth quarter of 2002; however, we cannot provide assurance that we will be able to do so. Further, given the current credit environment and our recent operating results, we believe it is likely that the terms of this new secured credit facility will be less favorable to us than the terms of the recently terminated facility.

   An operating lease for our corporate office building and our $10 million eurodollar credit agreement contain covenants requiring us to maintain a total debt to EBITDA ratio, an interest coverage ratio, and a minimum net worth. Our noncompliance with these covenants could create a default under these agreements, resulting in potential termination of the lease and/or potential acceleration of repayment of our obligation under the eurodollar credit agreement. Upon termination of the operating lease, the Company would be obligated to either purchase the facility for approximately $13 million or market it for sale on the lessor's behalf. We were not in compliance with the amended total debt to EBITDA ratio covenant under these two agreements as of September 30, 2002 and, based on our current forecasted operating results, we believe it is likely that we will not be in compliance with this covenant as of December 31, 2002. However, we were able to obtain temporary covenant waivers, which expire on December 31, 2002, for both agreements. We intend to further amend or replace these agreements, if able to do so under acceptable terms; otherwise, we intend to pay the associated obligations using existing cash balances or pursue extensions of the existing temporary covenant waivers. However, given the current credit environment and our recent operating results, we believe it is likely that the terms under which these two existing agreements can be further amended or replaced, if at all, will be less favorable to us than the current terms of these agreements.

   As of October 9, 2002, we, together with Furukawa, purchased 10.2 million shares of our common stock from Lucent Technologies Inc. ("Lucent"). We issued the 10.2 million shares of common stock to Lucent at a price of $19.94 per share on November 16, 2001 in connection with our investment in OFS BrightWave, a venture that we formed with Furukawa to acquire certain fiber cable and transmission fiber assets from Lucent. The total purchase price paid to Lucent by us and Furukawa on October 9, 2002 for the 10.2 million shares was approximately $53.0 million, or $5.20 per share. Of the total
10.2 million shares of our common stock purchased from Lucent, Furukawa purchased approximately 7.7 million shares, which we understand it plans to hold for investment purposes. We repurchased the remaining approximately 2.5 million shares, which are classified as treasury stock. We funded our $13.2 million repurchase using existing cash balances. As of the October 9, 2002 closing date of the purchase, Furukawa owned approximately 13% of our outstanding common stock.

   In conjunction with this stock purchase, we also entered into agreements with Furukawa that outline various investment terms, including resale restrictions, registration rights, standstill provisions, as well as call and limited put rights related to our shares held by Furukawa. Additionally, we agreed with Furukawa to change from 2004 to 2006 the date when we could first exercise our contractual right to sell our investment in OFS BrightWave to Furukawa for a cash payment equal to our original investment in OFS BrightWave.

MARKET RISK

   As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. Our exposure associated with these market risks has not materially changed since December 31, 2001. However, we did repay approximately $2.1 million of variable rate debt under our eurodollar credit agreement, somewhat reducing our exposure to interest rate risk. In addition, we have not acquired any new derivative financial instruments since December 31, 2001 or terminated any derivative financial instruments that existed at that date.

FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes,"
"think," "thinks" and "scheduled" and similar expressions. These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, financial performance of OFS BrightWave, product demand and industry excess capacity, competitive pricing and acceptance of our products, changes or fluctuations in global business conditions, expected demand from AT&T Broadband and other major domestic
MSOs, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), successful operation of bimetal manufacturing and other vertical integration activities, successful expansion and related operation of our facilities, margin improvement, developments in technology, industry competition and ability to retain customers, achievement of sales, growth, and earnings goals, ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us, regulatory changes affecting our business, possible disruption of our business due to customer or supplier bankruptcy, reorganization or restructuring, ability to obtain financing and capital on commercially reasonable terms, ability to comply with covenants in debt and lease agreements, possible restrictions imposed on us by a new secured credit facility, possible future impairment charges for goodwill and other long-lived assets, foreign currency fluctuations, technological obsolescence, the ability to achieve reductions in costs, the ability to integrate acquisitions, our participation in joint ventures, international economic and political uncertainties, possible disruption due to terrorist activity or armed conflict and other factors discussed. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions, acquisitions of telecommunications companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

   Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and our Chief Financial Officer.





                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       99.1 Forward-Looking Information
       99.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       99.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the three months ended September 30, 2002:

       On August 13, 2002, we filed a current report on Form 8-K submitting the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

       On August 23, 2002, we filed a current report on Form 8-K announcing our receipt of a demand from Lucent Technologies Inc. for registration of up to 10.2 million shares of our common stock.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMSCOPE, INC.

November 13, 2002         /s/ Jearld L. Leonhardt
--------------------      -------------------------------
Date                      Jearld L. Leonhardt
                          Executive Vice President and Chief Financial Officer
                          Signing both in his capacity as Executive Vice
                          President on behalf of the Registrant and as
                          Chief Financial Officer of the Registrant

                                CERTIFICATIONS

   I, Frank M. Drendel, certify that:

      1.I have reviewed this quarterly report on Form 10-Q of CommScope, Inc.;

      2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (and persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6.The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: November 13, 2002

   By: /s/ Frank M. Drendel
      -------------------------------
      Frank M. Drendel
      Chairman and Chief Executive Officer

   I, Jearld L. Leonhardt, certify that:

      1.I have reviewed this quarterly report on Form 10-Q of CommScope, Inc.;

      2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (and persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6.The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: November 13, 2002

   By: /s/ Jearld L. Leonhardt
      -------------------------------
      Jearld L. Leonhardt
      Executive Vice President and Chief Financial Officer