Form 10-K
period 2002-12-31
COMMSCOPE INC
filed 2003-03-21
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                -------------------------------------------

                                   FORM 10-K
(MARK ONE)
|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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
       (State or other jurisdiction of  (I.R.S. Employer Identification
       incorporation or organization)                 No.)

         1100 COMMSCOPE PLACE, S.E.
                P.O. BOX 339
           HICKORY, NORTH CAROLINA                   28602

       (Address of principal executive             (Zip Code)
                  offices)

                               (828) 324-2200
            (Registrant's telephone number, including area code)
            ---------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:

             Title of each class        Name of each exchange on which
             -------------------        ------------------------------
                                                 registered
                                                 ----------

Common Stock, par value $.01 per share      New York Stock Exchange
    Preferred Stock Purchase Rights         New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: NONE


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

   The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $638 million as of June 28, 2002 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded.

   As of March 14, 2003 there were 59,219,567 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2003 ANNUAL MEETING
     OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

 TABLE OF CONTENTS                                                        Page


Part I

   Item 1.  Business.........................................................1
   Item 2.  Properties......................................................12
   Item 3.  Legal Proceedings...............................................13
   Item 4.  Submission of Matters to a Vote of Security Holders.............13


Part II

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder
            Matters.........................................................14
   Item 6.  Selected Financial Data.........................................15
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................16
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk......28
   Item 8.  Financial Statements and Supplementary Data.....................32
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................64


Part III

   Item 10. Directors and Executive Officers of the Registrant..............65
   Item 11. Executive Compensation..........................................67
   Item 12. Security Ownership of Certain Beneficial Owners and Management..67
   Item 13. Certain Relationships and Related Transactions..................67


Part IV

   Item 14. Controls and Procedures.........................................68
   Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K 68
            Signatures......................................................69
            Certifications..................................................70

                                   PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, references to "CommScope, Inc.," or "we," "us," or "our" are to CommScope, Inc. and its direct and indirect subsidiaries, including CommScope Inc. of North Carolina, on a consolidated basis.

GENERAL

     We are a leading worldwide designer, manufacturer and marketer of a broad line of coaxial, fiber optic, and other high-performance electronic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. We believe that we supplied over 50% of all coaxial cable purchased in the United States in 2002 for broadband cable networks using Hybrid Fiber Coaxial (HFC) architecture. We believe we are also the largest manufacturer and supplier of coaxial cable for HFC cable networks in the world. We are also a leading supplier of fiber optic cables primarily for HFC cable networks and have developed specialized, proprietary fiber optic products for telecommunications applications. We are a leading supplier of coaxial cable for telephone central office switching and transmission applications, as well as video distribution applications such as satellite television and security surveillance. In addition, we have developed an innovative line of coaxial cables for wireless communication infrastructure applications that have superior performance characteristics compared to traditional cables. We are also a leading provider of high-performance premise wiring for local area networks. During 2002, we sold our products to approximately 1,800 customers in more than 85 countries.

     CommScope, Inc. was incorporated in Delaware on January 28, 1997. Our principal executive offices are located at 1100 CommScope Place, SE, Hickory, North Carolina 28602. Our telephone number is (828) 324-2200.

     For the year ended December 31, 2002, our revenues were $598 million and our net loss was $67 million. During this period, approximately 83% of our revenues were for HFC cable networks and other video applications, 14% were for local area network premise wiring applications and 3% were for wireless, central office and other telecommunications applications. International sales were approximately 19% of our revenues during this period. For further discussion of current and prior year domestic and international revenues, see Items 7 and 8 of this Form 10-K.

     We believe that we are the world's most technologically advanced, low-cost provider of coaxial cable. With our leading product offerings, cost-efficient manufacturing and economies of scale, we believe we will benefit from the convergence of video, voice and high-speed Internet access and the resulting demand for enhanced HFC broadband networks.

     Although the industries we serve are currently in a period of lower capital spending, in the long-term, we believe that the following industry trends will drive demand for our products:

     o continuing upgrades and increasing maintenance requirements for HFC cable networks as operators improve reliability for digital cable, telephony, data and other two-way services;

     o ongoing deployment of the HFC architecture by major cable television and other broadband service providers throughout the world;

     o    growing use of the Internet;

     o increasing need for additional bandwidth to accommodate new applications;

     o continuing deployment of wireless communications systems worldwide;

     o growing demand for higher speed and bandwidth for local area networks;

     o regional clustering of cable systems that will facilitate the delivery of advanced services such as telephony; and

     o increasing demand for high bandwidth optical fibers for metro and local access applications.

OUR INVESTMENT IN OFS BRIGHTWAVE

     Effective November 16, 2001, we acquired, through our indirect wholly-owned subsidiary CommScope Optical Technologies, Inc., referred to herein as CommScope Optical, an approximate 18.4% interest in OFS BrightWave, LLC, a Delaware limited liability company, referred to herein as OFS BrightWave, formed by us and The Furukawa Electric Co., Ltd., referred to herein as Furukawa, to operate certain fiber optic cable and transmission fiber assets of the Optical Fiber Solutions Group, referred to herein as OFS Group, acquired from Lucent Technologies Inc., referred to herein as Lucent.

     The equity investment provides us with an interest in one of the world's largest producers of optical fiber and cable. We believe this investment and other arrangements with Furukawa:

     o create a strategic partner in the manufacture of optical fiber and fiber optic cable;

     o enhance our technology platform with cross licenses for use of key intellectual property;

     o provide access to a broad array of technologically advanced optical fibers; and

     o provide an opportunity to expand our sales of fiber optic cable to cable television Multiple System Operators (MSOs).

     We issued 10.2 million shares of our common stock to Lucent, valued at $203.4 million in aggregate, in lieu of a portion of the cash purchase price payable by Furukawa to Lucent pursuant to an asset and stock purchase agreement entered into in connection with the acquisition of a portion of Lucent's OFS Group. Of the amount paid by us, $173.4 million represented our capital contribution to OFS BrightWave and the remaining $30.0 million represented a revolving loan from CommScope Optical to OFS BrightWave. An indirect wholly-owned subsidiary of Furukawa owns the remaining 81.6% equity interest in OFS BrightWave. As of October 9, 2002, we and Furukawa purchased 10.2 million shares of our common stock from Lucent for $53,040,000 ($5.20 per share). Of the total 10.2 million shares of our common stock purchased from Lucent, Furukawa purchased approximately 7.7 million shares for $40 million and we purchased approximately 2.5 million shares for $13 million. As of December 31, 2002, OFS BrightWave owed us $30 million under the fully-drawn revolving loan facility.

BUSINESS STRATEGY

     We have adopted a strategy to expand and strengthen our current market position as the leading worldwide supplier of coaxial cable for broadband communications. The principal elements of our growth strategy are:

     BENEFIT FROM ADOPTION OF WORLDWIDE HFC ARCHITECTURE. A vast majority of video networks worldwide, such as cable service providers, have adopted the HFC cable network architecture for video service delivery.

     We believe that the HFC cable network architecture provides the most cost-effective bandwidth for multi-channel video, voice and data into homes around the world. This architecture enables both cable and other telecommunications service providers to offer new services such as high-speed Internet access, video on demand, Internet protocol telephony, high-definition television and other interactive services. Sales opportunities are created as companies build-out and upgrade their networks in the global marketplace. We believe our ability to offer a complete suite of cable products, including optical fiber supplied by OFS BrightWave and its affiliates, positions us to be the "supplier of choice" to developers and operators of HFC networks.

     DEVELOP PROPRIETARY PRODUCTS AND EXPAND MARKET OPPORTUNITIES. We maintain an active program to identify new market opportunities and develop and commercialize products that use our core technology and manufacturing competencies. We continue to develop new products and enter new markets, including coaxial cable for wireless applications, satellite cables, local area network cables, specialized coaxial based telecommunication cables, broadcast audio and video cables and coaxial cables in conduit.

     We have developed Power Feeder(R), a specialized coaxial cable, and Fiber Feeder(R), a fiber optic cable, for HFC cable networks, and Cell Reach(R), a patented copper and aluminum coaxial cable solution for the wireless market, and UltraPipe(R) and LaserCore(R), high-end local area network cable products targeted for high-speed local area network applications. We have also developed a number of broadband cables for other wireless applications. Our ability to offer proprietary products, which is expected to be enhanced through access to the intellectual property and research and development expertise of OFS BrightWave and its affiliates, allows us to maintain a leadership position in our existing markets and expand to serve new markets. A recent example of this is the LightScope ZWP(TM) brand of fiber optic cables, which we began marketing in 2002. Cables produced with LightScope ZWP(TM) are capable of transmitting light in a broader usable spectrum than standard single mode fibers and can utilize lower cost electro-optic components. Therefore, we believe that LightScope ZWP(TM) can provide users with greater bandwidth in their fiber optic networks at lower overall cost than standard single mode fiber optic cable products. We currently purchase the optical fibers for our LightScope ZWP(TM) cable from an affiliate of OFS BrightWave.

     CONTINUOUSLY IMPROVE OPERATING EFFICIENCIES. We invested approximately $250 million in the global development and acquisition of state-of-the-art manufacturing facilities and new technologies during the past four fiscal years. These investments help to increase our capacity and operating efficiencies, improve management control and provide more consistent product quality as well as provide regional services and manufacturing capability. As a result, we believe we are one of the few manufacturers capable of satisfying volume production, time-to-market, and technology requirements of customers for coaxial cable in the communications industry. We believe that our breadth and scale permit us to cost-effectively invest in improving our operating efficiency through investments in engineering and cost-management programs. In 2001, we completed an aggressive three year capital expenditure program and expect future capital expenditures to be below depreciation and amortization for the next few years.

     EXPAND OUR GLOBAL PLATFORM. We believe that the worldwide demand for video, data and other broadband services, the large number of television households and relatively low penetration rates for cable television in most countries outside the United States provide significant long-term opportunities. We have become a major supplier of coaxial cable for the cable television and broadband services industries in international markets, principally Europe, Latin America and Asia/Pacific Rim. During 2002 we had approximately 250 international customers in more than 85 countries, representing approximately $112 million or approximately 19% of our net sales. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia/Pacific Rim and other regions throughout the world. In 1999, we acquired the Alcatel Cable Benelux, S.A. coaxial cable business in Seneffe, Belgium. With this acquisition, we believe we became the largest manufacturer and supplier of coaxial cable for HFC cable networks in Europe. This acquisition strengthened our position as a supplier for the expected telecommunications upgrade and rebuild activity in Germany, Spain and other European countries. In 2001, we opened a facility in Jaguariuna, Brazil to manufacture and distribute products for HFC and wireless applications. We have also increased the capability and efficiency of our Belgium and Brazil facilities for HFC related products and established capabilities for the manufacture of products for wireless applications.

     Although there is current uncertainty in international markets, we believe that we are well positioned to benefit over the long term from future international growth opportunities. While we intend to expand utilization of existing international manufacturing facilities, as broadband HFC networks expand globally, we also intend to evaluate the need for facilities in other countries that we believe have strategic value, particularly in Asia/Pacific Rim. We believe in-country or in-region manufacturing is important because it moves us closer to international customers, it can lower transportation costs, taxes and tariffs and provides the opportunity to improve regional customer service.

     LEVERAGE SUPERIOR CUSTOMER SERVICE. We believe that our coaxial cable manufacturing capacity is greater than that of any other manufacturer of HFC cable products. This enables us to provide our customers with a unique high-volume service capability. As a result of our 24-hour, seven days per week continuous manufacturing capability, we are able to offer fast order turnaround services. In addition, we believe that our ability to offer rapid delivery services, materials management and logistics services to customers through our private truck fleet is an important competitive advantage.

     BUILD UPON THE STRENGTHS OF OFS BRIGHTWAVE AND ITS AFFILIATES TO EXPAND OUR PRODUCT OFFERINGS. Currently, we offer a broad range of cable products for the cable television, wireless and LAN markets, and our relationship with OFS BrightWave and its affiliates will augment our coaxial cable product line with a broader line of fiber optic cables. During 2002, we believe that we enhanced our fiber optic cable market position for HFC applications despite lower overall sales and ongoing pricing pressure. We believe that this progress primarily resulted from our strong service model and our new LightScope ZWP(TM) fiber optic cables, which are based upon technologically advanced optical fibers from OFS BrightWave. Sales of fiber optic cable, primarily for broadband applications, represented more than 10% of our total sales during 2002.

PRODUCT GROUPS

     We manufacture and sell a variety of communications cables which we summarize into three broad product groups by application. These products are similar in nature and share similar production processes, customers, distribution channels and regulatory environments:

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

     Cable television service traditionally has been provided primarily by cable television system operators that have been awarded franchises from the municipalities or local governments they serve. In response to increasing competitive pressures and expanding revenue opportunities, cable television system operators have been expanding the variety of their service offerings not only for video, but also for Internet access, other broadband services and telephony, which generally requires increasing amounts of cable and system bandwidth. Cable television system operators have generally adopted, and we believe that for the foreseeable future will continue to adopt, HFC cable system designs when seeking to increase system bandwidth. These systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, and the advantages of high-bandwidth coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communications devices. We believe that:

     o cable television system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of their cable systems;

     o there will be an ongoing need for high-capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system;

     o coaxial cable will remain the most cost effective means for the transmission of broadband signals to the home or business over shorter distances in cable networks; and

     o there will be increasing maintenance requirements for cable television system operators as they improve reliability for digital cable, telephony, data and other two way services.

     For local distribution purposes, coaxial cable has the necessary signal carrying capacity, or bandwidth, to handle upstream and downstream signal transmission.

     The construction, expansion and upgrade of cable systems require significant capital investment by cable television system operators. Cable television system operators have been significant borrowers from the credit and capital markets. Therefore, capital spending within the domestic cable television industry has historically been cyclical, depending to a significant degree on the availability of credit and capital. The cable television industry has also been subject to varying degrees of both national and local government regulation, including the Telecommunications Act of 1996, referred to herein as the Telecom Act, and the 1992 Cable Act, and their implementing regulations adopted in 1993 and 1994 and thereafter, as well as other recent regulations in this regard. The regional Bell operating companies and other telephone service providers have generally been subject to regulatory restrictions which prevented them from offering cable television service within their franchise telephone areas. However, the Telecom Act removes or phases out many of the regulatory and sale restrictions affecting cable television system operators and telephone operating companies in the offering of video and telephone services. We believe that the Telecom Act, the implementing regulations and case-law decisions will generally encourage competition among cable television system operators, telephone operating companies and other communications companies in offering video, telephone and data services such as Internet access to consumers. We also believe that providers of such services will upgrade their present communications delivery systems in order to compete effectively.

     INTERNATIONAL MARKETS. Cable system designs using HFC technology are increasingly being used in international markets with low cable television penetration. Based on industry trade publications and reports from telecommunications industry analysts, we estimate that there are more than 800 million television households outside the United States, including roughly 500 million in the Asia/Pacific Rim region, roughly 250 million in Europe and approximately 100 million in the Latin America/Caribbean region, among others. This compares to approximately 105 million television households in the United States. We estimate that roughly 50% of the television households in Europe subscribe to some form of multichannel television service compared to subscription rates of nearly 85% in the United States. Based upon such sources, we estimate that subscription rates in the Asia/Pacific Rim and Latin America/Caribbean markets are even lower at roughly 35% and 20%, respectively.

     As of December 31, 2002, we had sales in more than 85 countries. We have penetrated the international marketplace through a field sales organization and through a network of distributors and agents located in major countries where we do business. In addition to new customers developed by our network of distributors and sales representatives, many large U.S. cable television operators, with whom we have had long established business relationships, are active investors in cable television systems outside the United States.

   OTHER VIDEO MARKETS (NON-CABLE TELEVISION). Many specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We are a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full service communications providers worldwide. In the satellite direct-to-home cable market, where specialized cables transmit satellite-delivered video signals and antenna positioning/control signals, we have developed a leading market position. We also market an array of premium metallic and optical cable products directed at the broadcasting and video production studio market.

   WIRELESS COMMUNICATIONS MARKET. We believe that the deployment of wireless communications systems throughout the United States and the rest of the world presents a growth opportunity for us. Semi-flexible coaxial cables are used to connect the antennae located at the top of wireless antenna towers to the radios and power sources located adjacent to or near the antenna site. Over the past few years, we developed and patented Cell Reach(R), a line of copper or aluminum shielded semi-flexible coaxial cables and related connectors and accessories to address this market. Cell Reach(R) has been installed in thousands of wireless base stations with leading service providers such as Nextel Communications, Inc., Sprint Corporation, certain Sprint affiliates and certain AT&T affiliates.

     We have expanded manufacturing capacity for this product line and have established international sales capabilities. During 2002, we expanded our global capacity in the wireless market and have production capability in Latin America and Europe.

     We also manufacture other broadband coaxial cables, fiber optic cables and twisted pair cables that are used for various wireless applications, including Third Generation Wireless (3G), Personal Communications Systems
(PCS), Global System for Mobile Communications (GSM), Universal Mobile Telecommunications (UMTS), Cellular, Multichannel Multipoint Distribution Service (MMDS), Local Multipoint Distribution System (LMDS), land mobile radio, paging and in-building wireless applications. During 2002, we continued to develop specialized coaxial cables for these applications, including the Extreme FlexTM product line which are highly flexible low loss 50 ohm coaxial cables adapted from our highly successful proprietary QR(R) product line. In addition, we achieved TL 9000 registration for our wireless products at our Cable Technology Center in Newton, North Carolina. The TL 9000 certification is an internationally recognized quality system standard, which we believe demonstrates our quality commitment to our wireless customers.

     However, we expect ongoing aggressive competition from larger, well-established companies with significant financial resources, brand recognition in the cellular market and established marketing channels for coaxial cable and accessories.

     LOCAL AREA NETWORK MARKET. The proliferation of personal computers, and more broadly the practice of distributed computing, has created a need for products which enable users to share files, applications and peripheral equipment such as printers and data storage devices. Local area networks, typically consisting of at least one dedicated computer (a "server"), peripheral devices, network software and interconnecting cables, were developed in response to this demand. We manufacture a variety of twisted pair, coaxial and fiber optic cables to transmit data for local area network applications. The most widely used cable design for this application consists of four high-performance twisted pairs that are capable of transmitting data at rates in excess of 1 Gbps. We focus our products and marketing on cables with enhanced electrical and physical performance such as our UltraPipe(R) unshielded twisted pair. We believe that UltraPipe(R) cable is among the highest performing unshielded twisted pair cables in the industry. We have also expanded our presence as a fiber optic supplier to the LAN market and, during 2002, introduced LaserCore(R), the newest 50 MICRON fiber optic cable designed for 10 gigabit Ethernet applications. We believe that access to fiber optic products from OFS BrightWave and its affiliates will provide us an opportunity to increase our sales of fiber optic cables to LAN customers. Copper and fiber optic composite cables are frequently combined in a single cable to reduce installation costs and support multimedia applications. Generally, our LAN sales to the end user are fulfilled through distributors. We believe that we have strong brand recognition and one of the largest domestic sales forces in the LAN market; however, essentially all of our LAN sales to the end user are fulfilled through distributors. While we lost Graybar Electric Company, Inc. as a primary distribution channel during 2002, we believe that we were able to offset the majority of those sales by redirecting project business to other established distribution channels.

     OTHER MARKETS. By combining narrowly focused product and market management with our cable manufacturing, operational and sales and marketing skills, we address other markets for high performance communications cable applications such as broadcast, home automation, telephone central office switching and transmission, and other high-performance communications applications. For example, UltraHome(R) is a customized combination of easy-to-install coaxial, twisted pair and fiber optic cables that provide residential customers with a simple structure for computer networking, whole house entertainment, energy management, telephone systems, cable television and intercom systems applications.

MANUFACTURING

     We employ advanced cable manufacturing processes, the most important of which are:

     o    bimetallic wire fabrication;

     o    fine wire drawing;

     o    thermoplastic extrusion for insulating wires and cables;

     o high-speed welding and swaging of metallic shields or outer conductors;

     o    braiding;

     o    cabling and stranding; and

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

     For example, during 2002 we substantially completed certain aspects of strategic vertical integration projects for bimetallic wire fabrication and fine wire drawing and currently produce a significant portion of our needs internally.

     BIMETALLIC WIRE FABRICATION. We currently produce essentially all of our bimetallic center conductor requirements internally using state-of-the-art equipment. Copper Clad Aluminum (CCA) and Copper Clad Steel (CCS) center conductors are a fundamental component of coaxial cables and are fabricated by metallurgically bonding metals using heat and pressure. CCA is substantially lighter than copper and is well suited for larger broadband trunk and distribution applications. CCS is lighter and stronger than copper and is the center conductor used for drop cable applications.

     FINE WIRE DRAWING. We also produce essentially all of our aluminum fine wire requirements, which are used as part of the flexible outer shield of drop cables. Utilizing proprietary equipment and processes, we reduce aluminum alloy rod from finger size, 3/8" diameter, to human hair size, ..0063" diameter wire.

     We believe that bimetallic and aluminum fine wire fabrication, using proprietary equipment and processes, is one of our core competencies.

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

     TWISTED COPPER PAIRS. We insulate single copper wires using high-speed thermoplastic extrusion techniques. Two insulated copper singles are then twinned by twisting them into an electrically balanced pair unit in a separate process. They are then bunched or cabled by grouping two or more pair units into larger units for further processing in one or more further processes depending on the number of pairs desired within the completed cable. The cabled units are then shielded and jacketed or simply jacketed without applying a metallic shield in the jacketing process. The jacketing process involves extrusion of a plastic jacket over a shielded or unshielded cable core. The majority of sales of our twisted copper pairs come from plenum rated unshielded twisted pair cables for local area network applications. Plenum cables are cables rated under the National Electrical Code as safe for installation within the air plenum areas of office buildings due to their flame retarding and low smoke generating characteristics when heated. Plenum cables are made from more costly thermoplastic insulating materials, such as flourinated ethylene propylene
(FEP). These materials have significantly higher extrusion temperature profiles that require more costly extrusion equipment than non-plenum rated cables. We believe that the processing of plenum rated materials is one of our core competencies.

     FIBER OPTIC CABLES. We manufacture fiber optic cables by purchasing bulk uncabled optical fiber singles and buffering them before cabling them into unjacketed core units. We then apply protective outer jackets and, sometimes, steel armor and jackets in a final process before testing. The manufacturing and test equipment for fiber optic cables are different from those used to manufacture coaxial and copper twisted pair cables. Most of the fiber optic cables we produce are sold to the cable television and local area network industry. Some of these fiber optic cables are produced under licenses acquired from other fiber and fiber optic cable manufacturers.

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

     OFS BRIGHTWAVE OPTICAL FIBER AND FIBER OPTIC CABLE. Our equity-method investee, OFS BrightWave, is one of the world's largest manufacturers of optical fiber and fiber optic cable. OFS BrightWave produces application-specific fiber and fiber optic cable for voice, data and video transmission deployed in both long-haul and short-haul communications networks. OFS BrightWave sells fiber optic cable primarily to large telecommunications service providers including certain Regional Bell Operating Companies (RBOCs). OFS BrightWave manufactures optical fiber under a contract manufacturing agreement for OFS Fitel, LLC, referred to herein as OFS Fitel, a wholly owned subsidiary of Fitel USA. Fitel USA's ultimate parent is Furukawa.

     OFS BrightWave is headquartered in Norcross, Georgia and operates production facilities in the United States, Brazil, Germany and Russia. While a majority of sales are expected to be generated in North America, OFS BrightWave markets and sells its products in Asia/Pacific Rim, Latin America, Europe and other regions throughout the world.

     As a contract manufacturer to OFS Fitel, OFS BrightWave produces application-specific fibers, such as AllWave(R), which is used in metro applications. OFS BrightWave has a worldwide reputation for high capacity and industry-leading fiber designs. The combined optical fiber production capabilities of OFS BrightWave and OFS Fitel, together, rank them as one of the world's largest producers of optical fiber and fiber optic cables.

     Manufacturing fiber optic cable consists of two basic steps: creating a rod, also called a core preform or a blank, of very pure glass and then heating the preform and drawing it into a thin fiber. After drawing, the fiber is coated with a protective jacket and wound on a spool. Individual fibers are often wrapped or packaged with other fibers to form cables consisting of up to 864 strands of fiber. After manufacturing the fiber itself, the fiber is packaged in a cable in various combinations of fiber types and quantities to form a fiber optic cable that is sold to customers.

     OFS BrightWave produces fiber optic cables in a broad range of fiber types, fiber bundling, fiber counts and sheath designs. These cable products provide state of the art terabit transport in configurations up to 864 fibers in ribbons for dense metro and long haul routes and smaller ribbons or loose fiber bundles for last mile applications.

     OFS BrightWave's customers compete in markets characterized by rapid technological changes, decreasing product life cycles, global price competition and increased user applications. These markets have experienced significant expansion in the number and types of products and services they offer to end-users, particularly in personal computing, portable access communication devices and expanded networking capability.

     OFS BrightWave's primary competitors include Corning, Pirelli, Alcatel and several internationally-based competitors. While the optical fiber industry has major barriers to entry, including capital and intellectual property, current market conditions are extremely difficult. Due primarily to the difficult market environment for certain telecommunications products and challenging global economic conditions, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products during 2003. We believe that OFS BrightWave has taken significant steps to reduce its cost structure. However, based on the ongoing difficult market conditions, we expect that OFS BrightWave will incur losses through 2003.

RESEARCH AND DEVELOPMENT

     Our research, development and engineering expenditures for the creation and application of new and improved products and processes were $6 million, $7 million and $18 million for the years ended December 31, 2002, 2001 and 2000, respectively. We focus our research and development efforts primarily on two areas:

     o those product areas that we believe have the potential for broad market applications and significant sales within a one-to-three year period; and

     o    new manufacturing technologies to achieve cost reductions.

     During 2002, our major projects consisted of research and engineering activities related to developing new and more cost effective cable designs. Also, we continued research and engineering activities related to the production of certain copper clad metals in order to advance the design of those materials and related processes to the point that they meet specific functional and economic requirements. We undertook this project in an effort to reduce material costs and reliance on limited sources of key raw materials and incorporated the new designs and related processes into production during the third quarter of 2002.

SALES AND DISTRIBUTION

     We market our products worldwide through a combination of more than 140 direct sales, territory managers and manufacturers' representative personnel. We support our sales organization with regional service centers in: Alabama; Nevada; North Carolina; Puerto Rico; Australia; Belgium; Brazil; Spain and England. In addition, we utilize local inventories, sales literature, internal sales service support, design engineering services and a group of product engineers who travel with sales personnel and territory managers and assist in product application issues, and conduct technical seminars at customer locations to support our sales organization. We have expanded our global presence through our acquisition of Europe's largest manufacturer of cable television coaxial cable and our establishment of a manufacturing and distribution facility in Brazil.

     A key aspect of our customer support and distribution chain is the use of our private truck fleet. We believe that our ability to offer rapid delivery services, materials management and logistics services to customers through our private truck fleet is an important competitive advantage.

     Our products are sold and used in a wide variety of applications. Our products primarily are sold directly to cable system operators, telecommunications companies, original equipment manufacturers and indirectly through distributors. There has been a trend on the part of larger customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. We have concentrated our efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. Our strategy is to provide a broad selection of products in the areas in which we compete. We have achieved a preferred supplier designation from many of our cable television, telephone and original equipment manufacturer customers. We continue to strengthen our information technology infrastructure, which we believe will help us continue to improve business practices.

     Cable television services in the United States are provided primarily by cable television system operators. It is estimated that the five largest cable television system operators account for more than 70% of the cable television subscribers in the United States. The major cable television system operators include such companies as Comcast (which merged with AT&T Broadband in November 2002), AOL Time Warner, Charter Communications, Cox Communications and Adelphia Communications. Many of the major cable television system operators are our customers, including those listed above. During the year ended December 31, 2002, Comcast, as if combined with AT&T Broadband for the full year, accounted for approximately 20% of our net sales, compared to approximately 10% of our net sales as if they were combined for the full years ended December 31, 2001 and 2000. No other customer accounted for 10% or more of our net sales during 2002, 2001 or 2000.

PATENTS AND TRADEMARKS

     We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. On a worldwide basis, we hold 71 patents and have 121 pending applications. We also have 134 registered trademarks and 100 pending trademark applications worldwide. We consider our patents and trademarks to be valuable assets, but no single patent or trademark is material to our operations as a whole. We intend to rely on our intellectual property rights including our proprietary knowledge, trade secrets and continuing technological innovation to develop and maintain our competitive position.

     We have entered into cross-licensing arrangements with Furukawa, providing us with access to key technology for communications cables, especially fiber optic cables.

BACKLOG

     At December 31, 2002, 2001 and 2000, we had an order backlog of approximately $26 million, $22 million and $156 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. In some cases, unfilled orders may be canceled prior to shipment of goods; but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

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

RAW MATERIALS

     In the manufacture of coaxial and twisted pair cables, we process metal tubes, tapes and wires including bimetallic center conductors (wires made of aluminum or steel with thin outer skins of copper) that are fabricated from high-grade aluminum, copper and steel. Most of these fabricated metal components are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We have adopted a hedging policy pursuant to which we may, from time to time, attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Other major raw materials we use include polyethylenes, polyvinylchlorides, FEP and other plastic insulating materials, optical fibers, and wood and cardboard shipping and packaging materials (some of which are available only from limited sources).

     Over the past twelve months, we have increased internal production of bimetallic center conductors, which are a fundamental component of coaxial cables. During 2002, we produced roughly half of our requirements internally and purchased the remaining amount from Copperweld Corporation, referred to herein as Copperweld. Purchases from Copperweld totaled less than 5% of our total raw material purchases for the year. Management believes that our internal production of bimetallic center conductors will be sufficient to meet nearly all of our requirements for 2003. However, the loss of our ability to produce these conductors would likely require the purchase of bimetallic center conductors from Copperweld. Copperweld's inability to supply, and/or our failure to manufacture or adequately expand our internal production of these products, could have a material adverse effect on our business and financial condition.

     In addition, we internally produce a significant portion of our requirements for fine aluminum wire, which is available externally from only a limited number of suppliers. Although this is a smaller raw material purchase than bimetallic center conductors, our failure to manufacture or adequately expand our internal production of fine aluminum wire, and/or our inability to obtain these materials from other sources in adequate quantities on acceptable terms, could have a materially adverse effect on our business and financial condition.

     FEP is the primary raw material used throughout the industry for producing flame retarding cables for local area network applications. There are few worldwide producers of FEP and market supplies have been periodically limited over the past several years. Availability of adequate supplies of FEP will be critical to future local area network cable sales growth.

     Optical fiber is a primary material used for making fiber optic cables. Optical fibers that are capable of transmitting light over a wider spectrum (e.g., greater bandwidth) are becoming increasingly important to the cable television and other local access telecommunication markets. There are few worldwide suppliers of these premium optical fibers. Availability of adequate supplies of premium optical fiber will be critical to future fiber optic cable sales growth. We believe that our equity investment in OFS BrightWave and our optical fiber supply arrangement (which does not contain minimum volume requirements or specific pricing) with an OFS BrightWave affiliate address concerns about continuing availability of these materials and enhance our ability to support the demand for fiber optic cable.

     Plastics and polymers, which are used to insulate and protect cables, accounted for roughly 25% of our raw material purchases during 2002. Certain polymers such as polyethylene are derived from oil and natural gas and have been under significant pricing pressure as a result of the political and economic instability in the Middle East and South America. We do not expect the availability of polyethylene to be interrupted; however, if supplies become limited and prices rise significantly, it could have a materially adverse impact on our results of operations.

     Alternative sources of supply or access to alternative materials are generally available for all other major raw materials we use. We believe supplies of all other major raw materials we use are generally adequate and we expect them to remain so for the foreseeable future. However, further supplier consolidations, bankruptcies or insolvencies could materially adversely affect our ability to obtain adequate supplies of raw materials on acceptable terms.

ENVIRONMENT

     We use some hazardous substances and generate some solid and hazardous waste in the ordinary course of our business. As a result, we are subject to various federal, state, local and foreign laws and regulations governing the use, discharge and disposal of hazardous materials. Because of the nature of our business, we have incurred, and will continue to incur, costs relating to compliance with these environmental laws. Although we believe that we are in substantial compliance with such environmental requirements, and we have not in the past been required to incur material costs in connection with this compliance, there can be no assurance that our costs to comply with these requirements will not increase in the future. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had and is not expected to have a materially adverse effect on our operations or financial condition.

EMPLOYEES

     At December 31, 2002, we employed approximately 2,800 people. Substantially all employees are located in the United States. We also have employees in foreign countries, including those located in Belgium and Brazil. We believe that our relations with our employees are satisfactory.

AVAILABLE INFORMATION

     Our website can be found on the Internet at www.commscope.com. This website contains frequently updated information about us and our operations. Copies of each of our filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.commscope.com and clicking on Investor Relations/News and then clicking on SEC Filings.

     Our website also contains a copy of our Code of Ethics and Business Conduct that can be downloaded free of charge.

     Our Code of Ethics and Business Conduct and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained in print by any stockholder who requests them from our Investor Relations Department:

   Investor Relations
   CommScope, Inc.
   1100 CommScope Place, SE
   P.O. Box 339
   Hickory, North Carolina 28602
   U.S.A.
   Phone: +1 828 324 2200
   Fax:     +1 828 982 1708
   E-mail:  parmstro@commscope.com



ITEM 2.  PROPERTIES

     Our principal administrative, production and research and development facilities are located in the following locations:

     The Hickory, North Carolina facility occupies approximately 84,000 square feet and is owned by us. The Hickory facility houses our executive offices, sales office and customer service department and certain corporate and administrative functions.

     The Catawba, North Carolina facility occupies approximately 1,000,000 square feet and is owned by us. The Catawba facility manufactures coaxial cables, is the major distribution facility for our products and houses certain administrative and engineering activities, as well as our private truck fleet.

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

     The Seneffe, Belgium facility occupies approximately 134,000 square feet, including a warehouse, and is owned by us. The Seneffe facility houses certain coaxial cable manufacturing and sales activities for HFC, wireless and other applications.

     The Newton, North Carolina facility occupies approximately 455,000 square feet of wireless cable manufacturing, office and warehouse space and is owned by us. This facility houses some of our administrative, engineering, and research and development functions as well as manufacturing and sales activities for our wireless products group.

     The Sparks, Nevada facility occupies approximately 225,500 square feet under a lease expiring in 2006 with additional renewal terms available. The Sparks facility manufactures cable-in-conduit products and houses regional service and distribution activities.

     The Jaguariuna, Brazil facility occupies approximately 283,000 square feet of manufacturing and office space and is owned by us. The Jaguariuna facility houses certain coaxial cable manufacturing and sales activities for HFC, wireless and other applications.

     We own a 259,000 square-foot facility in Kings Mountain, North Carolina that we constructed in the past few years, but are currently not using. This property is currently being marketed and offered for sale.

     We believe that our facilities and equipment generally are well maintained, in good operating condition and suitable for our purposes and adequate for our present operations. While we currently have excess manufacturing capacity in our facilities, utilization is subject to change based on customer demand. Although we have no current plans to significantly reduce capacity in our facilities, we can give no assurances that we will not continue to have excess manufacturing capacity over the long-term.



ITEM 3.  LEGAL PROCEEDINGS

     We are either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on our business or financial condition upon their final disposition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the three months ended December 31, 2002.

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "CTV." The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

                                                     COMMON STOCK
                                                     PRICE RANGE
                                                    ---------------
                                                     HIGH     LOW
                                                    -------  ------
      2001
      First Quarter                                 $ 22.50 $ 14.75
      Second Quarter                                $ 26.80 $ 15.00
      Third Quarter                                 $ 24.45 $ 15.66
      Fourth Quarter                                $ 22.91 $ 16.50

      2002
      First Quarter                                 $ 23.65 $ 14.40
      Second Quarter                                $ 18.40 $ 10.75
      Third Quarter                                 $ 12.52 $  6.12
      Fourth Quarter                                $  9.77 $  6.45





     As of March 14, 2003, the approximate number of registered stockholders of record of our common stock was 654.

     We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Certain of our debt agreements contain limits on our ability to pay cash dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our historical selected financial data as of the dates and for the periods indicated. The data for each of the years presented are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with our audited consolidated financial statements, our audited consolidated financial statements, our unaudited condensed consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

               FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         YEAR ENDED DECEMBER 31,
                               ---------------------------------------------
                                 2002     2001     2000     1999     1998
                               -------- -------- -------- -------- ---------
RESULTS OF OPERATIONS:
Net sales                      $598,467 $738,498 $950,026 $748,914 $571,733
Gross profit                    120,555  179,644  251,054  200,106  134,593
Operating income (loss)         (15,410)  62,874  146,051  117,517   72,843
Equity in losses of OFS
   BrightWave, LLC              (53,722)  (6,922)      --       --       --
Net income (loss)               (67,152)  27,865   84,887   68,077   39,231

NET INCOME (LOSS) PER SHARE
    INFORMATION:
Weighted average number of
    shares outstanding:
    Basic                        61,171   52,692   51,142   50,669   49,221
    Assuming dilution            61,171   53,500   56,047   52,050   49,521
Net income (loss) per share:
    Basic                      $  (1.10) $  0.53  $  1.66  $  1.34  $  0.80
    Assuming dilution          $  (1.10) $  0.52  $  1.60  $  1.31  $  0.79

OTHER INFORMATION:
Net cash provided by
   operating activities        $103,825 $158,168 $ 44,924 $ 79,419 $ 82,971
Depreciation and amortization    36,916   40,529   35,799   29,295   24,662
Additions to property, plant
   and equipment                 22,616   70,841   98,640   57,149   22,784

                                            AS OF DECEMBER 31,
                               ---------------------------------------------
                                 2002     2001     2000     1999     1998
                               --------  -------  -------  -------  --------
BALANCE SHEET DATA:
Cash and cash equivalents      $120,102  $61,929  $ 7,704  $30,223  $ 4,129
Property, plant and
   equipment, net               229,515  277,169  251,356  181,488  135,082
Total assets                    772,668  889,005  721,182  582,535  465,327
Working capital                 213,971  199,125  209,104  146,952   93,982
Long-term debt, including
    current maturities          183,300  194,569  227,436  198,402  181,800
Stockholders' equity            517,535  606,514  374,520  281,344  203,972

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

     CommScope, Inc., through its wholly owned subsidiaries and equity method investee, operates in the cable manufacturing business with manufacturing facilities located in the United States, Europe and Latin America. We are a leading worldwide designer, manufacturer and marketer of a wide array of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. We believe we are the world's largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) broadband networks. We are also a leading supplier of coaxial, twisted pair and fiber optic cables for premise wiring (local area networks), wireless and other communication applications.

     Effective November 16, 2001, we acquired, through our indirect wholly-owned subsidiary CommScope Optical, an approximate 18.4% interest in OFS BrightWave, a Delaware limited liability company, formed by us and Furukawa to operate certain fiber optic cable and transmission fiber assets of the OFS Group acquired from Lucent. We issued 10.2 million shares of our common stock to Lucent, valued at $203.4 million in aggregate, in lieu of a portion of the cash purchase price payable by Furukawa to Lucent pursuant to an asset and stock purchase agreement entered into in connection with the acquisition of a portion of Lucent's OFS Group. Of the amount paid by us, $173.4 million represented our capital contribution to OFS BrightWave and the remaining $30.0 million represented a revolving loan from CommScope Optical to OFS BrightWave. An indirect wholly-owned subsidiary of Furukawa owns the remaining 81.6% equity interest in OFS BrightWave. The businesses acquired include transmission fiber and cable manufacturing capabilities at a 2.9 million square foot facility in Norcross, Georgia, as well as facilities in Germany and Brazil, an interest in a joint venture in Carrollton, Georgia and an interest in a joint venture in Russia. We expect our investment in OFS BrightWave and other arrangements with Furukawa and its subsidiaries to provide access to optical fiber, including premium fiber, under a supply agreement, enhance our technology platform with access to key intellectual property, and create a strategic partner in optical fiber and fiber optic cable manufacturing.

     As of October 9, 2002, we and Furukawa purchased 10.2 million shares of our common stock from Lucent for $53,040,000, or $5.20 per share. Of the total 10.2 million shares of our common stock purchased from Lucent, Furukawa purchased approximately 7.7 million shares for $40 million and we purchased approximately 2.5 million shares for $13 million.

CRITICAL ACCOUNTING POLICIES

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes discussion and analysis of our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in our financial statements include the allowance for doubtful accounts, inventory excess and obsolescence reserves, distributor price protection reserves, reserves for sales returns, discounts, allowances, and rebates, income tax valuation allowances, and impairment reviews for investments, fixed assets, goodwill and other intangibles. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

     Management believes the following critical accounting policies require its more significant judgments and estimates used in the preparation of its consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management's estimates related to doubtful accounts. We record estimated reductions to revenue for customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel, and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased estimates of sales returns and allowances and potential distributor price protection incentives, resulting in incremental reductions to revenue. We maintain allowances for excess and obsolete inventory. These estimates are based on management's assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust production levels in response to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required. Management reviews intangible assets, investments, and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Goodwill is tested for impairment annually as of August 31 and on an interim basis when events or circumstances change. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected to arise from these assets. Future cash flows may be adversely impacted by operating performance, market conditions, and other factors. If an impairment is indicated by this analysis, the impairment charge to be recognized, if any, would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If actual future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management's estimates and forecasts, additional impairment charges could be required. Discussion of 2002 impairment charges is located under the heading "Impairment charges for fixed assets and investments" within the "Comparison of results of operations for the year ended December 31, 2002 with the year ended December 31, 2001." The results of our transitional goodwill impairment test and our first annual goodwill impairment test are discussed in the "Notes to Consolidated Financial Statements" included in Item 8 of this Form 10-K.

FINANCIAL HIGHLIGHTS

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           2002          2001          2000
                                       -------------  ------------  -----------
Net income (loss)                       $  (67,152)     $  27,865    $  84,887
Net income (loss) per share - assuming
   dilution                                  (1.10)          0.52         1.60

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 WITH THE YEAR ENDED DECEMBER 31, 2001

NET SALES

     Net sales for the year ended December 31, 2002 decreased $140.0 million or 19% to $598.5 million, from 2001. The decrease in net sales was mainly due to the challenging global business environment in telecommunications, which continues to result in reduced demand for many product lines both domestically and internationally. Additionally, net sales were impacted by reduced shipments to Adelphia Communications Corporation, referred to herein as Adelphia, and ongoing competitive pricing pressures for fiber optic cable, wireless and other telecommunications products.

     The following table presents (in millions) our revenues by broad product group as well as domestic versus international sales for the years ended December 31, 2002 and 2001:

                                   2002      % of      2001       % of
                                    Net    2002 Net     Net     2001 Net
                                   Sales     Sales     Sales     Sales
                                 ----------------------------------------

Broadband/Video Products          $496.5     83.0%    $588.3      79.7%
LAN Products                        81.2     13.6       88.3      12.0
Wireless & Other Telecom            20.8      3.4       61.9       8.3
Products
                                 ----------------------------------------
     Total worldwide sales        $598.5    100.0%    $738.5     100.0%
                                 ========================================

Domestic sales                    $487.0     81.4%    $565.2      76.5%
International sales                111.5     18.6      173.3      23.5
                                 ----------------------------------------
     Total worldwide sales        $598.5    100.0%    $738.5     100.0%
                                 ========================================

     For the year ended December 31, 2002, international sales decreased $61.8 million, or 36%, to $111.5 million, from 2001, with sales down year over year in nearly all regions primarily due to the difficult global business environment. While we believe that near term international sales will be depressed until the global economy improves, we remain optimistic about the long-term global opportunities for broadband cable.

     Net sales of broadband and other video distribution products, referred to herein as Broadband/Video Products, for the year ended December 31, 2002 decreased $91.8 million, or 16%, to $496.5 million, from 2001. The decrease was primarily attributable to lower sales volumes, and was significantly affected by the downturn in international demand. Comcast Corporation merged with AT&T Broadband in November 2002, to create a new company named Comcast Corporation, referred to herein as Comcast. During the year ended December 31, 2002, Comcast, as if combined with AT&T Broadband for the full year, accounted for approximately 20% of our net sales, compared to approximately 10% of our net sales as if they were combined for the full year ended December 31, 2001. The impact of increased sales to Comcast, on a pro forma basis for the full year, was more than offset by lower shipments to Adelphia and Charter Communications, Inc., referred to herein as Charter, in addition to lower sales of fiber optic cable. Domestic Broadband/Video sales decreased approximately 7% year over year. The decrease in domestic sales of Broadband/Video Products was driven primarily by reduced shipments to Adelphia and Charter and significant pricing pressures for fiber optic cable. Sales of fiber optic cable, primarily for broadband applications, represented more than 10% of total sales in 2002. During 2002, we enhanced our fiber optic market position for HFC applications despite lower overall sales and significant pricing pressure. While we expect the market for fiber optic cable to remain difficult during 2003, we believe that our ability to offer both coaxial and fiber optic cable, as well as other types of communications cables, continues to be an important competitive advantage.

     Net sales of local area network and other data application products, referred to herein as LAN Products, for the year ended December 31, 2002 decreased $7.1 million, or 8%, to $81.2 million, from 2001. The decrease was primarily driven by lower volume resulting from year-end inventory reductions by distributors and pricing pressure due to difficult market conditions. Although our sales were impacted by the loss of Graybar Electric Company, Inc., previously one of our leading distribution channels for LAN and other video-related products, we believe that we were able to offset the lost sales in LAN Products by redirecting project business and utilizing our strong brand recognition.

     Net sales of wireless and other telecommunications products, referred to herein as Wireless and Other Telecom Products, for the year ended December 31, 2002 decreased $41.1 million, or 66%, to $20.8 million, from 2001, primarily due to the combination of lower volume and pricing pressure. We expect ongoing softness and significant competitive pressures for our Wireless and Other Telecom Products. The general slowdown in telecommunications capital spending and the inability of certain customers to get financing for their projects has had a significant impact on sales of our Wireless Products, and we continue to experience aggressive competition in the wireless market.

GROSS PROFIT (NET SALES LESS COST OF SALES)

     Gross profit for the year ended December 31, 2002 was $120.6 million, compared to $179.6 million for 2001, a decrease of 33%. Gross profit margin decreased over 400 basis points to 20.1% for the year ended December 31, 2002, compared to 24.3% for 2001. The decreases in gross profit and gross profit margin were primarily due to lower sales volumes and competitive pricing pressure for certain products, including fiber optic cable and LAN products. Management expects the rising cost of raw materials such as plastics and polymers, which are derived from oil and natural gas, to result in increased cost of sales. Although the Company expects to recover these costs by raising prices of certain products, the inability to do so could result in lower gross profit and gross profit margin.

     We reduced our workforce by approximately 200 employees, or 8%, during the third quarter of 2002. In December 2002, we announced an additional reduction of our workforce of approximately 150 employees, or 5%, that was effective in January 2003. The reductions were primarily in response to the challenging global business environment. We recorded total pretax charges related to these workforce reductions of approximately $2.2 million in cost of sales for employee termination benefits during 2002. We intend to continue evaluating all aspects of our business and to take appropriate action to position us for long-term success and strong competitiveness.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative, referred to herein as SG&A, expense for the year ended December 31, 2002 increased $21.2 million, or 25%, to $104.7 million, from 2001. The increase in SG&A expense was primarily due to the increase in bad debt expense related to the write-off of Adelphia receivables in 2002, which totaled $21.4 million. Excluding the Adelphia write-off, SG&A expense declined slightly for the year ended December 31, 2002 compared to the year ended December 31, 2001. We believe we have taken appropriate charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances, and other relevant factors.

     For the year ended December 31, 2002, SG&A expense as a percentage of net sales was 17.5%, or 13.9% excluding the write-off of Adelphia receivables, compared to 11.3% for the year ended December 31, 2001. The increase in SG&A expense as a percentage of net sales, excluding the write-off of Adelphia receivables in 2002, was primarily due to sales declining faster than sales and marketing expenses, as well as our ongoing investment in our information technology infrastructure. We plan to continue investing in our information technology infrastructure in order to further differentiate our service model through technology. We also intend to continue to fund domestic and international sales and marketing efforts in order to enhance our competitive position around the world in anticipation of improving global economic conditions.

RESEARCH AND DEVELOPMENT

     Research and development expense as a percentage of net sales remained stable at 1.0% for the year ended December 31, 2002 compared to the year ended December 31, 2001. During 2002, our major projects consisted of research and engineering activities related to developing new and more cost effective cable designs. Also, we continued research and engineering activities related to the production of certain copper clad metals in order to advance the design of those materials and related processes to the point that they meet specific functional and economic requirements. We undertook this project in an effort to reduce material costs and reliance on limited sources of key raw materials and incorporated the new designs and related processes into production during the third quarter of 2002. We expect research and development expense to remain at approximately 1% of net sales in the near term.

TERMINATED ACQUISITION COSTS

     Our acquisition of an 18.4% ownership interest in OFS BrightWave as of November 16, 2001 was restructured from a previously contemplated joint venture arrangement announced July 24, 2001. Under the originally contemplated arrangement, we would have formed two joint ventures with Furukawa to acquire certain fiber optic cable and transmission fiber assets of Lucent's OFS Group. Given the uncertain economic environment and severe downturn in the telecommunications market as well as associated difficulties in the financing markets following the September 11, 2001 tragedy, we agreed with Furukawa to restructure the joint venture arrangements, resulting in a reduced ownership participation for us. As a result of the restructuring of this venture, we recorded pretax charges of approximately $8.0 million, or $0.09 per diluted share, net of tax, during 2001, related to financing and formation costs of the original joint venture arrangements, which are not capitalizable as part of our investment in the restructured venture.

IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Long-lived assets must be tested for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Due to the difficult business environment in telecommunications and the continuing decline in demand for our products, we performed a test of recoverability for our long-lived assets during the third quarter of 2002. As a result of this impairment test, we recognized pretax impairment charges for fixed assets in the amount of $25.1 million, or $0.26 per share, net of tax, during 2002. The break-down of these impairment charges was as follows (in millions):

   Wireless cable manufacturing assets            $ 15.1
   Fiber optic cable manufacturing assets            5.3
   Other telecommunications cable
   manufacturing assets                              3.0
   Other manufacturing assets                        1.7

                                                ---------
   Total impairment charges                       $ 25.1
                                                =========

     Our long-term undiscounted cash flow forecasts indicated that the carrying amounts of fixed assets used to manufacture our wireless, fiber optic cable and other telecom products may not be recoverable as of September 30, 2002. In addition, our quarterly review of idle and obsolete fixed assets indicated additional impairment for specifically identified manufacturing equipment. The impairment loss recognized in the third quarter of 2002 was measured as the amount by which the carrying values of the impaired assets exceeded their respective fair values. Fair values were determined using the best available information, including independent appraisal, third-party and internal market value estimates, and discounted cash flows.

     During 2001 we recorded pretax charges of approximately $12.8 million, or $0.18 per diluted share, net of tax, related to the impairment of certain assets. Management identified specific assets that were determined to have no future use in our operations and assets whose anticipated undiscounted future cash flows were less than their carrying values. These impairment adjustments included equipment charges and a write-down of our Kings Mountain facility, which was under construction. Equipment that was intended for the Kings Mountain facility is being held for possible deployment internationally. The impairment charges also included the write-off of an investment in a wireless infrastructure project management company, now in the process of being liquidated, whose fair value was determined to be zero. The tax benefit of the capital loss arising from impairment of this investment has been offset by a valuation allowance due to uncertainty about our ability to utilize this tax deduction.

NET INTEREST EXPENSE

     Net interest expense for the year ended December 31, 2002 was $6.7 million, compared to $7.5 million for 2001. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, was 4.29% as of December 31, 2002, compared to 4.61% as of December 31, 2001. The decrease in net interest expense was primarily due to lower average outstanding balances on long-term debt and lower variable interest rates. We expect net interest expense to remain relatively stable in 2003, as compared to 2002.

INCOME TAXES

     Our effective income tax rate was 37% for the years ended December 31, 2002 and 2001. We expect the effective income tax rate for 2003 to remain at approximately 37%.

EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

     For the year ended December 31, 2002, our 18.4% equity interest in the losses of OFS BrightWave was approximately $85.4 million, pretax. For the six week period from November 17, 2001 to December 31, 2001, our 18.4% equity interest in the losses of OFS BrightWave was approximately $11.3 million, pretax. Since OFS BrightWave has elected to be taxed as a partnership, we recorded a tax benefit related to our 18.4% equity interest in the flow-through losses of approximately $31.5 million for the year ended December 31, 2002 and approximately $4.2 million for the six week period ended December 31, 2001. Although OFS BrightWave benefited from revenue expansion and cost reduction efforts during 2002, OFS BrightWave operates in some of the same markets we do and its financial results were also adversely affected by the downturn in the global economy and the telecommunications industry. Due primarily to these conditions, OFS BrightWave incurred losses of $464 million during the year ended December 31, 2002, nearly half of which resulted from charges for the write-off of goodwill and certain fixed assets, restructuring and employee separation costs and other cost reduction activities. The total of these charges recognized by OFS BrightWave during 2002 was $217 million, net of a $32 million tax benefit from losses generated by a domestic c-corporation subsidiary of OFS BrightWave. The losses of approximately $61 million incurred by OFS BrightWave during the six-week period ended December 31, 2001 were impacted by nonrecurring startup and organizational costs of approximately $15 million, related to the write-off of in-process research and development, separation from Lucent and commencement of independent operations.

     In addition, OFS BrightWave is party to manufacturing and supply agreements with OFS Fitel, an indirect, wholly-owned subsidiary of Furukawa. As a result of Furukawa's controlling interest in both ventures, it has significant influence over the structure and pricing of these agreements. Future changes in these terms, over which we have limited influence, could have a material impact on the profitability of OFS BrightWave and ultimately on our results of operations. Due primarily to the difficult market environment for certain telecommunications products and challenging global economic conditions, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products during 2003. Based on these expectations, we believe that OFS BrightWave will incur losses in the near term, and that as a result we will continue to recognize noncash equity method losses from our investment in OFS BrightWave. Despite these recent losses, we believe our investment in OFS BrightWave and our strategic relationship with Furukawa have enhanced our competitive position with the domestic broadband and LAN service providers.

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

     The following table presents (in millions) our revenues by broad product group as well as domestic versus international sales for the years ended December 31, 2001 and 2000:

                                   2001      % of      2000       % of
                                    Net    2001 Net     Net     2000 Net
                                   Sales     Sales     Sales     Sales
                                 ----------------------------------------

Broadband/Video Products          $588.3     79.7%    $723.8      76.2%
LAN Products                        88.3     12.0       85.3       9.0
Wireless & OtherTelecom             61.9      8.3      140.9      14.8
Products
                                 ----------------------------------------
     Total worldwide sales        $738.5    100.0%    $950.0     100.0%
                                 ========================================

Domestic sales                    $565.2     76.5%    $717.6      75.5%
International sales                173.3     23.5      232.4      24.5
                                 ----------------------------------------
     Total worldwide sales        $738.5    100.0%    $950.0     100.0%
                                 ========================================

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

     Net sales of Broadband/Video Products for the year ended December 31, 2001 decreased $135.5 million, or 19%, to $588.3 million, from 2000. The decrease was primarily attributable to lower sales volumes, and was significantly affected by the downturn in international demand. Increases in sales to most of the large domestic broadband service providers were more than offset by substantial decreases in sales to alternate service providers and to AT&T Broadband. Domestic Broadband/Video sales decreased approximately 16% year over year. The decrease in Broadband/Video Products sales volume was somewhat offset by modest price increases for certain HFC products. Sales were also positively affected by a favorable shift in product mix resulting from sales of fiber optic cable, primarily for broadband applications, which represented approximately 15% of total sales in 2001. However, sales of fiber optic cable slowed during the second half of 2001 as a result of challenging market conditions and competitive pricing pressures.

     Net sales of LAN Products for the year ended December 31, 2001 increased $3.0 million, or 4%, to $88.3 million, from 2000. The increase was primarily due to a favorable shift to more enhanced products at higher unit prices, offset by a decline in unit volume. Net pricing was not a significant factor in the year-over-year increase in sales of LAN Products. We began implementing a comprehensive performance improvement plan for our LAN Products group during the fourth quarter of 2000. This plan included, among other things, reorganizing LAN sales and operational management as well as ongoing efforts to reduce distribution channel inventory, improve efficiency, and increase the velocity of the manufacturing and distribution cycle. This reorganization resulted in growth in both sales and profitability of our LAN Products and we believe it has improved our ability to provide world-class network cabling solutions to our domestic customers.

     Net sales of Wireless and Other Telecom Products for the year ended December 31, 2001 decreased $79.0 million, or 56%, to $61.9 million, from 2000, primarily due to lower sales of Other Telecom Products related to telephone central office applications. The decrease in sales of Other Telecom Products was primarily driven by lower volumes, offset somewhat by a favorable shift in product mix. Sales of Wireless Products were down significantly year over year primarily due to the general slowdown in telecommunications capital spending and the inability of certain customers to get financing for their projects. The decrease in sales of Wireless Products was primarily driven by lower volumes, and was impacted somewhat by an unfavorable shift in product mix. During 2001 we expanded our global capacity in the wireless market and now have production capability in Latin America and Europe.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     SG&A expense for the year ended December 31, 2001 increased $2.3 million, or 3%, to $83.5 million, from 2000. The year-over-year increase in SG&A expense was primarily due to increased charges for doubtful accounts and ongoing investment in our information technology infrastructure. We recorded charges for doubtful accounts in the amount of approximately $6.5 million in 2001 compared to $4.5 million in 2000. We believe we have taken appropriate charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances, and other relevant factors.

     As a percentage of net sales, SG&A, expense was 11.3% for the year ended December 31, 2001 compared to 8.5% for the year ended December 31, 2000. The increase in SG&A expense as a percentage of net sales was primarily due to sales declining faster than sales and marketing expenses, as well as the factors discussed above.

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

TERMINATED ACQUISITION COSTS

     Our acquisition of an 18.4% ownership interest in OFS BrightWave as of November 16, 2001 was restructured from a previously contemplated joint venture arrangement announced July 24, 2001. Under the originally contemplated arrangement, we would have formed two joint ventures with Furukawa to acquire certain fiber optic cable and transmission fiber assets of Lucent's OFS Group. Given the uncertain economic environment and severe downturn in the telecommunications market as well as associated difficulties in the financing markets following the September 11, 2001 tragedy, we agreed with Furukawa to restructure the joint venture arrangements, resulting in a reduced ownership participation for us. As a result of the restructuring of this venture, we recorded pretax charges of approximately $8.0 million, or $0.09 per diluted share, net of tax, during 2001, related to financing and formation costs of the original joint venture arrangements, which are not capitalizable as part of our investment in the restructured venture.

IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     During 2001, we took a number of steps to manage costs and evaluated all aspects of our business in response to challenging industry conditions. As a result of our review, we recorded pretax charges of approximately

$12.8 million, or $0.18 per diluted share, net of tax, during the year ended December 31, 2001 related to the impairment of certain assets. Management identified specific assets that were determined to have no future use in our operations and assets whose anticipated undiscounted future cash flows were less than their carrying values. These impairment adjustments included equipment charges and a write-down of our Kings Mountain facility, which was under construction. Equipment that was intended for the Kings Mountain facility is being held for possible deployment internationally. The impairment charges also included the write-off of an investment in a wireless infrastructure project management company, now in the process of being liquidated, whose fair value was determined to be zero. The tax benefit of the capital loss arising from impairment of this investment has been offset by a valuation allowance due to uncertainty about our ability to utilize this tax deduction.

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

EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

     For the six week period from November 17, 2001 to December 31, 2001, our 18.4% equity interest in the losses of OFS BrightWave was approximately $11.3 million, pretax. Since OFS BrightWave has elected to be taxed as a partnership, we have recorded a tax benefit of approximately $4.2 million related to our 18.4% equity interest in the flow-through losses. The losses of approximately $61 million incurred by OFS BrightWave during the six-week period ended December 31, 2001 were impacted by nonrecurring startup and organizational costs of approximately $15 million, related to the write-off of in-process research and development, separation from Lucent and commencement of independent operations. OFS BrightWave operates in the same markets we do and its financial results were also adversely affected by the downturn in the global economy and the telecommunications industry.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity both on a short-term and long-term basis are cash and cash equivalents, cash flows provided by operations and availability under our senior secured revolving credit facility, referred to herein as secured credit facility. Reduced sales and profitability could reduce cash provided by operations and limit availability under the secured credit facility. In addition, increases in working capital, excluding cash and cash equivalents, related to increasing sales could reduce our operating cash flows in the short term until cash collections of accounts receivable catch up to the higher level of billings.

     Cash provided by operating activities was $103.8 million for the year ended December 31, 2002, compared to $158.2 million for the year ended December 31, 2001. This year-over-year decrease in operating cash flow was primarily due to a smaller reduction in working capital in 2002, compared to 2001, primarily due to lower sales. The year-over-year decrease in income before noncash charges for depreciation, amortization, asset impairment, and equity method losses also contributed to the decrease in operating cash flow in 2002, compared to 2001.

     Working capital increased 7% to $214.0 million at December 31, 2002, from $199.1 million at December 31, 2001. The increase in working capital was primarily due to the increase in our cash balance of $58.2 million to $120.1 as of December 31, 2002. Excluding cash and cash equivalents, working capital decreased by 32% primarily due to a decline in sales which resulted in reduced accounts receivable and inventory. However, we reduced the number of days outstanding in our accounts receivable during 2002 and our inventory turnover also improved as a result of our efforts to improve production efficiency.

     During the year ended December 31, 2002, we invested $22.6 million in equipment and facilities compared to $70.8 million in 2001. Capital expenditures in 2002 included the acquisition of a previously leased corporate office building for $12.8 million. The additional capital spending during 2002 and 2001 was primarily for projects related to vertical integration, capacity expansion, and equipment upgrades. In 2001, we completed an aggressive three-year capacity expansion program that increased our overall production capability in order to position ourselves to meet anticipated worldwide demand for HFC products. While we may place additional production capability in important international markets, we expect capital expenditures to remain at a level below depreciation and amortization expense for the next several years. We currently expect capital expenditures to be in the range of $12 to $15 million in 2003, primarily for cost reduction efforts and information technology initiatives, depending upon business conditions.

     We owed total long-term debt of $183.3 million, or 26% of our book capital structure, defined as long-term debt, including current portion, and total stockholders' equity, as of December 31, 2002, compared to $194.6 million, including current portion, or 24% of our book capital structure as of December 31, 2001. The decrease in long-term debt was due to principal repayments under our eurodollar credit agreement, which was terminated by us on December 2, 2002. Quarterly principal payments of $2.1 million and the final principal repayment of $10.4 million were offset by the realization of a foreign currency gain of $1.2 million, included in accumulated other comprehensive loss, on this foreign-currency denominated debt. We also terminated the interest rate swap agreement that served as a fixed-rate hedge of the variable-rate borrowings under our eurodollar credit agreement effective as of December 2, 2002, resulting in an immaterial after-tax loss.

     As of November 4, 2002, we terminated our amended $250 million revolving credit agreement, which was scheduled to expire on December 31, 2002. We entered into a new $100 million secured credit facility which closed January 10, 2003. The facility, which was not drawn at closing, was established for future liquidity, working capital needs and other general corporate purposes. The facility is secured by substantially all of our assets and can have a maximum availability of up to $100 million over its three and a half year expected term. We had initial availability of approximately $67 million at closing.

     During the fourth quarter of 2001, we made a strategic investment by joining with Furukawa to acquire an interest in a portion of the optical fiber and fiber optic cable business of Lucent's OFS Group. We acquired an 18.4% ownership interest, valued at $173.4 million, in OFS BrightWave, which includes transmission fiber and fiber optic cable manufacturing capabilities at a 2.9 million square foot facility in Norcross, Georgia, as well as facilities in Germany and Brazil, an interest in a joint venture in Carrollton, Georgia and an interest in a joint venture in Russia. The acquisition of our $173.4 million ownership interest and a $30 million note receivable was financed in a noncash transaction by issuing 10.2 million shares of CommScope, Inc. common stock valued at $203.4 million, or $19.94 per share, to Lucent.

     As of October 9, 2002, we, together with Furukawa, purchased these
10.2 million shares of our common stock from Lucent. The total purchase price paid to Lucent by us and Furukawa on October 9, 2002 for the 10.2 million shares was approximately $53.0 million, or $5.20 per share. Of the total 10.2 million shares of our common stock purchased from Lucent, Furukawa purchased approximately 7.7 million shares, which we understand it plans to hold for investment purposes. We repurchased the remaining approximately 2.5 million shares, which are currently classified as treasury stock. We funded our $13.2 million repurchase using existing cash balances. As of December 31, 2002, Furukawa owned approximately 13% of our outstanding common stock. In conjunction with this stock purchase, we also entered into agreements with Furukawa which outline various investment terms, including resale restrictions, registration rights, standstill provisions, as well as call and limited put rights related to our shares held by Furukawa. Additionally, we agreed with Furukawa to change from 2004 to 2006 the date when we could first exercise our contractual right to sell our investment in OFS BrightWave to Furukawa for a cash payment equal to our original investment in and advances to OFS BrightWave.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our significant contractual obligations as of December 31, 2002 (in millions):

                                      AMOUNT OF PAYMENTS DUE PER PERIOD
                                 ---------------------------------------------
CONTRACTUAL
OBLIGATIONS             TOTAL
                      PAYMENTS     LESS THAN   1-3 YEARS  4-5 YEARS  AFTER 5
                         DUE       1 YEAR                             YEARS
                      --------------------------------------------------------

Long-term debt           $ 183.3        $  -       $  -    $ 172.5      $10.8
Operating leases            14.1         3.3        5.0        3.0        2.8
                      --------------------------------------------------------
Total contractual
cash obligations         $ 197.4       $ 3.3      $ 5.0    $ 175.5      $13.6
                      ========================================================

EFFECTS OF INFLATION

     We continually attempt to minimize any effect of inflation on earnings by controlling our operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on our results of operations.

     The principal raw materials purchased by us (fabricated aluminum, plastics and polymers, bimetals, copper and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. To the extent that we are unable to pass on cost increases to customers, the cost increases could have a significant impact on the results of our operations.

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

NEWLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 requires the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if we are legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 was effective for us on January 1, 2003. There was no material impact on us upon the adoption of SFAS No. 143.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." First, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Because of the rescission of SFAS No. 4, the gains and losses from the extinguishment of debt are no longer required to be classified as extraordinary items. SFAS No. 64 amended SFAS No. 4 and is no longer needed because SFAS No. 4 is rescinded. Second, SFAS No. 145 rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement was originally issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of

1980. As those transitions are complete, SFAS No. 44 is no longer needed. Third, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment of SFAS No. 13 was effective for transactions occurring after May 15, 2002. There was no material impact on us as a result of the amendment of SFAS No. 13. Last, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. There was no material impact on us as a result of the rescission of SFAS No. 4, 44 and 64 and the other technical corrections prescribed by SFAS No. 145, which was effective for us on January 1, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. We adopted SFAS No. 146 as of the effective date, January 1, 2003, and it had no material impact on our financial condition or results of operations.

     In November 2002 the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a guarantee is issued, a liability must be recognized for the fair value of the obligations assumed under that guarantee and this information must be disclosed in the interim and annual financial statements. This guidance does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at the inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. FIN 45 was effective for any guarantees issued or modified after December 31, 2002 and its disclosure requirements were effective for us as of December 31, 2002. There was no material impact on us upon adoption of FIN 45.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions related to the alternative transition methods and the new disclosure requirements were effective for us as of December 31, 2002. There was no impact on our financial condition or results of operations as a result of the adoption of SFAS No. 148, but our disclosures related to stock-based compensation have been modified in accordance with the new requirements. The interim reporting provisions of SFAS No. 148 are effective for us as of March 31, 2003, and we expect to modify our future quarterly disclosures in accordance with the new requirements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which is an interpretation of ARB No. 51, "Consolidated Financial Statements." FIN 46 addresses how to identify a variable interest entity, referred to herein as a VIE, and provides guidance on when a VIE should be consolidated by an enterprise. If the enterprise is the primary beneficiary, which is defined as the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interest in the entity, then the enterprise must consolidate the VIE. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders of a VIE. The consolidation requirements apply immediately to all VIEs created after January 31, 2003. Public companies must apply the consolidation requirements to VIEs that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. If it is reasonably possible that a company will have a significant variable interest in a VIE at the date the Interpretation's consolidation requirements become effective, the company must make certain disclosures about the VIE in financial statements issued after January 31, 2003. The application of this Interpretation did not have a material effect on our disclosures and is not expected to have a material effect on our results of operations or financial position.

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

     As of December 31, 2002, we believe we have adequately addressed the issues involved with the introduction of the euro. Among the issues which we faced were the assessment and conversion of information technology systems to allow for transactions to take place in both the legacy currencies and the euro and the eventual elimination of legacy currencies. We have also modified certain existing contracts, if required, and have revised our pricing/marketing strategies in the affected European markets to the extent necessary for the introduction of the euro. In addition, our Belgian subsidiary successfully completed the conversion of its financial systems and share capital to the euro. We do not believe the euro conversion has had or will have a materially adverse effect on our business, results of operations, cash flows or financial condition.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have established a risk management strategy that includes the reasonable use of derivative and non-derivative financial instruments primarily to manage our exposure to market risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. Derivative financial instruments which may be used by us, include commodity pricing contracts, foreign currency exchange contracts, and contracts hedging exposure to interest rates. We do not use derivative financial instruments for trading purposes, nor do we engage in speculation.

     Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as fabricated aluminum, plastics and polymers, bimetals, copper and optical fiber, are subject to changes in market price as they are linked to the commodity markets. Management attempts to mitigate these risks through effective requirements planning and by working closely with our key suppliers to obtain the best possible pricing and delivery terms. However, increases in the prices of certain commodity products could result in higher overall production costs.

     Approximately 18.6% of our 2002 sales were to customers located outside the United States, compared to 23.5% in 2001. Although we primarily bill customers in foreign countries in US dollars, a portion of our sales are denominated in currencies other than the US dollar, particularly sales from our foreign subsidiaries. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. The 1999 acquisition of our Belgian subsidiary created a specific market risk that a decline in the value of the euro compared to the US dollar could adversely affect our net investment in that subsidiary. Prior to its termination, our eurodollar credit agreement served as a hedge of a portion of our net investment in our Belgian subsidiary. On December 2, 2002, we terminated this hedging relationship and entered into a cross currency rate and forward foreign exchange agreement, which we designated as a new hedge of a portion of our net investment in our Belgian subsidiary. Our investment in Brazil during 2000 created a new foreign subsidiary and a specific market risk that a decline in the value of the Brazilian real compared to the US dollar could adversely affect our net investment in that subsidiary. We continue to evaluate alternatives to help us reasonably manage the market risk of our net investment in the Brazilian subsidiary.

     As of December 31, 2002, the only derivative financial instrument outstanding was a cross currency rate and forward foreign exchange agreement, which serves as a hedge of a portion of our net investment in our Belgian subsidiary. The fair value of this net investment hedging instrument as of December 31, 2002 was a loss of $0.8 million, net of tax, included in accumulated other comprehensive loss. As of December 31, 2001, the only derivative financial instrument outstanding was an interest rate swap agreement that served as a fixed-rate hedge of the variable-rate borrowings under our eurodollar credit agreement, as required under the covenants of this term loan. The fair value of the interest rate swap agreement outstanding at December 31, 2001 was not material to our financial position. At December 31, 2002, we were continuing to evaluate hedging alternatives related to foreign currency exposures. In addition, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks.

     Our non-derivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. At December 31, 2002 and 2001, the carrying values of each of the financial instruments recorded on our balance sheet were considered representative of their respective fair values due to their variable interest rates and / or short terms to maturity, with the exception of our convertible debt, which was recorded in the financial statements at $172.5 million, but had a fair value of $140.6 million at December 31, 2002 and $136.7 million at December 31, 2001. Fair value of our debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of arrangements, or quoted market prices whenever available.

     The following tables summarize our market risks associated with long-term debt and foreign currency exposure as of December 31, 2002 and 2001. The tables present principal and interest cash outflows and related interest rates by year of maturity. Variable interest rates for each year represent the interest rate effective for the related loan as of December 31, 2002 for the first table and as of December 31, 2001 for the second table. However, the interest rate on the eurodollar credit agreement is fixed at 4.53% in the 2001 table, since we had designated an interest rate swap agreement as a fixed-rate hedge of the variable rate borrowings under this agreement, as required by its terms. The interest cash outflows for the eurodollar credit agreement, disclosed below, include the effect of the interest rate swap agreement, which effectively converts the variable interest payments to a fixed-rate basis. The 2001 table shows the actual prepayment of the eurodollar credit agreement in December 2002. The foreign currency exchange rates used to translate the euro-denominated principal and interest payments into US dollars are based on the actual exchange rates on the dates of the payments in 2002. In addition, the foreign currency exchange rate used to disclose the net interest payments under the cross currency swap agreement was based on the USD/EUR exchange rate as of December 31, 2002. The tables assume payments will be made in accordance with due dates in the respective agreements and no prepayment of any amounts due, with the exception of the prepayment of $10.4 million under our eurodollar credit agreement in late 2002 and $30 million under our revolving credit agreement in early 2001.

     The tabular format used below does not reflect our option to redeem all or a portion of the $172.5 million convertible notes at any time on or after December 15, 2002 at redemption prices specified in the indenture.


                LONG-TERM DEBT AND FOREIGN CURRENCY DERIVATIVE
                   PRINCIPAL AND INTEREST PAYMENTS BY YEAR
                               ($ IN MILLIONS)

                                AS OF DECEMBER 31, 2002
                                                                THERE-       FAIR
                              2003   2004   2005   2006   2007  AFTER  TOTAL VALUE
                             -------------------------------------------------------

LONG-TERM DEBT:
--------------
   Fixed rate (USD)          $ 6.9  $ 6.9  $ 6.9  $179.4 $  --  $  --  $200.1 $140.6
      Average interest rate  4.00%  4.00%  4.00%  4.00%     --     --
   Variable rate (USD)       $ 0.2  $ 0.2  $ 0.2  $ 0.2  $ 0.2  $ 12.0 $ 13.0 $ 10.8
      Average interest rate  1.59%  1.59%  1.59%  1.59%  1.59%   1.59%

FOREIGN CURRENCY
DERIVATIVE:
----------
USD functional currency -
   Cross currency swap       $ 0.2  $ 0.2  $ 0.2  $ 0.2  $ 0.2  $ 0.4  $ 1.4   $1.3
(Receive USD / Pay EUR)
      Contract amount (USD)    $--    $--    $--    $--    $--  $20.0  $20.0
      Average  receive rate
      (USD)                  4.00%  4.00%  4.00%  4.00%  4.00%  4.00%
      Average pay rate
      (EUR)                  4.54%  4.54%  4.54%  4.54%  4.54%  4.54%

                             AS OF DECEMBER 31, 2001
                                                               THERE-        FAIR
                            2002   2003   2004   2005   2006   AFTER  TOTAL  VALUE
                            -------------------------------------------------------
LONG-TERM DEBT:
--------------
Fixed rate (USD)            $ 6.9  $ 6.9  $ 6.9  $ 6.9  $179.4  $  --  $207.0 $136.7
   Average interest rate    4.00%  4.00%  4.00%  4.00%   4.00%     --
Variable rate (USD)         $ 0.2  $ 0.2  $ 0.2  $ 0.2  $  0.2  $12.4  $ 13.4 $ 10.8
   Average interest rate    2.13%  2.13%  2.13%  2.13%   2.13%  2.13%
Fixed rate (EUR)            $13.0  $  --  $  --  $  --  $   --  $  --  $ 13.0 $ 11.3
   Average interest rate    4.53%     --     --     --      --     --



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

     These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, financial performance of OFS BrightWave, product demand and industry excess capacity, competitive pricing and acceptance of our products, changes or fluctuations in global business conditions, expected demand from Comcast Corporation and other major domestic MSOs, cost and availability of key raw materials (including without limitation bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), ability to recover higher material and transportation costs from our customers through price increases, successful operation of bimetal manufacturing and other vertical integration activities, successful expansion and related operation of our facilities, margin improvement, developments in technology, industry competition and ability to retain customers, achievement of sales, growth, and earnings goals, ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us, regulatory changes affecting our business, possible disruption of our business due to customer or supplier bankruptcy, reorganization or restructuring, ability to obtain financing and capital on commercially reasonable terms, ability to comply with covenants in debt agreements, possible future impairment charges for goodwill and other long-lived assets, foreign currency fluctuations, technological obsolescence, ability to achieve reductions in costs, ability to integrate acquisitions, our participation in joint ventures, intellectual property protection, international economic and political uncertainties, possible disruption due to terrorist activity, armed conflict or war and other factors discussed. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions, acquisitions of telecommunications companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-K. The information contained in this Form 10-K represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                         PAGE #
--------------------------------------------------------------------------

        Independent Auditors' Report..................................33
        Consolidated Statements of Operations for the Years Ended
            December 31, 2002, 2001 and 2000..........................34
        Consolidated Balance Sheets as of December 31, 2002 and 2001..35 Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2002, 2001 and 2000..........................36
        Consolidated Statements of Stockholders' Equity and
            Comprehensive Income (Loss) for the Years Ended
            December 31, 2002, 2001 and 2000..........................37
        Notes to Consolidated Financial Statements....................38
        Schedule II - Valuation and Qualifying Accounts...............64

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CommScope, Inc.:

     We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of OFS BrightWave, LLC, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $83.711 million and $161.640 million in OFS BrightWave, LLC's net assets at December 31, 2002 and 2001, respectively, and of $53.722 million and $6.922 million in that company's net loss for the year ended December 31, 2002 and the period from November 17, 2001 through December 31, 2001, respectively, are included in the accompanying consolidated financial statements. The financial statements of OFS BrightWave, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.


/s/ Deloitte & Touche LLP

March 12, 2003

                              COMMSCOPE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              2002         2001        2000
                                            ----------  ----------- -----------

Net sales                                   $ 598,467    $ 738,498   $ 950,026
                                            ----------  ----------- -----------

Operating costs and expenses:
   Cost of sales                              477,912      558,854     698,972
   Selling, general and administrative        104,716       83,523      81,217
   Research and development                     6,153        7,117      18,419
   Amortization of goodwill                         -        5,365       5,367
   Terminated acquisition costs                     -        7,963           -
   Impairment charges for fixed assets
     and investments                           25,096       12,802           -
                                            ----------  ----------- -----------
      Total operating costs and expenses      613,877      675,624     803,975
                                            ----------  ----------- -----------

Operating income (loss)                       (15,410)      62,874     146,051
Other income (expense), net                       861         (191)        484
Interest expense                               (9,214)      (8,497)    (10,214)
Interest income                                 2,475        1,027         559
                                            ----------  ----------- -----------

Income (loss) before income taxes and equity
   in losses of OFS BrightWave, LLC           (21,288)      55,213     136,880
Provision for income tax benefit (expense)      7,858      (20,426)    (51,993)
                                            ----------  ----------- -----------

Income (loss) before equity in losses of
   OFS BrightWave, LLC                        (13,430)      34,787      84,887
Equity in losses of OFS BrightWave, LLC       (53,722)      (6,922)          -
                                            ----------  ----------- -----------

Net income (loss)                           $ (67,152)    $ 27,865    $ 84,887
                                            ==========  =========== ===========


Net income (loss) per share:
   Basic                                      $ (1.10)      $ 0.53      $ 1.66
   Assuming dilution                          $ (1.10)      $ 0.52      $ 1.60

Weighted average shares outstanding:
   Basic                                       61,171       52,692      51,142
   Assuming dilution                           61,171       53,500      56,047


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              COMMSCOPE, INC.
                        CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        AS OF DECEMBER 31,
                                                     --------------------------
                                                        2002          2001
                                                     ------------  ------------
                                   ASSETS
Cash and cash equivalents                              $ 120,102      $ 61,929
Accounts receivable, less allowance for doubtful
   accounts of $11,811 and $12,599, respectively          64,787       105,402
Inventories                                               36,254        47,670
Prepaid expenses and other current assets                 20,737        12,724
Deferred income taxes                                     16,579        18,143
                                                     ------------  ------------
      Total current assets                               258,459       245,868

Property, plant and equipment, net                       229,515       277,169
Goodwill, net of accumulated amortization of
   $59,520 and $59,493, respectively                     151,334       151,307
Other intangibles, net of accumulated amortization of
   $39,930 and $37,421, respectively                       8,835        11,344
Deferred income taxes                                      3,572            --
Investment in and advances to OFS BrightWave, LLC        111,528       196,860
Other assets                                               9,425         6,457
                                                     ------------  ------------

      Total Assets                                     $ 772,668     $ 889,005
                                                     ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                        $ 18,483      $ 16,339
Other accrued liabilities                                 26,005        27,753
Current portion of long-term debt                             --         2,651
                                                     ------------  ------------
      Total current liabilities                           44,488        46,743

Long-term debt, less current portion                     183,300       191,918
Deferred income taxes                                         --        22,899
Other noncurrent liabilities                              27,345        20,931
                                                     ------------  ------------
      Total Liabilities                                  255,133       282,491

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; Authorized
      shares: 20,000,000; Issued and outstanding
      shares: None at December 31, 2002 and 2001              --            --
   Common stock, $.01 par value; Authorized
      shares: 300,000,000; Issued shares,
      including treasury stock: 61,762,667 at
      December 31, 2002; 61,688,256 at December
      31, 2001; Issued and outstanding shares:
      59,219,567 at December 31, 2002; 61,688,256
      at December 31, 2001                                   618           617
   Additional paid-in capital                            383,541       381,823
   Retained earnings                                     161,515       228,667
   Accumulated other comprehensive loss                  (14,915)       (4,593)
   Treasury stock, at cost: 2,543,100 shares at
      December 31, 2002                                  (13,224)           --
                                                     ------------  ------------
      Total Stockholders' Equity                         517,535       606,514
                                                     ------------  ------------

      Total Liabilities and Stockholders' Equity       $ 772,668     $ 889,005
                                                     ============  ============

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              COMMSCOPE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                Year Ended December 31,
                                                        --------------------------------------
                                                           2002         2001          2000
                                                        -----------   ----------   -----------
OPERATING ACTIVITIES:
Net income (loss)                                        $ (67,152)    $ 27,865      $ 84,887
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                           36,916       40,529        35,799
    Equity in losses of OFS BrightWave, LLC                 85,445       11,290            --
    Impairment charges for fixed assets and investments     25,096       12,802            --
    Deferred income taxes                                  (23,973)      (2,262)        1,350
    Tax benefit from stock option exercises                    128          672         4,195
    Changes in assets and liabilities:
      Accounts receivable                                   40,655       91,173       (70,450)
      Inventories                                           10,732       16,157       (23,912)
      Prepaid expenses and other current assets             (8,935)      (8,669)         (971)
      Accounts payable and other accrued liabilities          (697)     (34,872)       10,428
      Other noncurrent liabilities                           6,292        4,165         2,565
      Other                                                   (682)        (682)        1,033
                                                        -----------   ----------   -----------
Net cash provided by operating activities                  103,825      158,168        44,924

INVESTING ACTIVITIES:
    Additions to property, plant and equipment             (22,616)     (70,841)      (98,640)
    Acquisition costs related to investment in OFS
      BrightWave, LLC                                           --       (4,763)           --
    Investment in unconsolidated affiliate                      --           --        (3,750)
    Proceeds from disposal of fixed assets                     413        1,071           504
                                                        -----------   ----------   -----------
Net cash used in investing activities                      (22,203)     (74,533)     (101,886)

FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving credit
      facility                                                  --      (30,000)       30,000
    Principal payments on long-term debt                   (12,476)      (1,996)           --
    Cost of treasury stock repurchase                      (13,224)          --            --
    Debt issuance costs                                       (416)          --            --
    Proceeds from exercise of stock options                  1,029        2,914         4,737
                                                        -----------   ----------   -----------
Net cash provided by (used in) financing activities        (25,087)     (29,082)       34,737

Effect of exchange rate changes on cash                      1,638         (328)         (294)

                                                        -----------   ----------   -----------
Change in cash and cash equivalents                         58,173       54,225       (22,519)
Cash and cash equivalents, beginning of year                61,929        7,704        30,223
                                                        -----------   ----------   -----------
Cash and cash equivalents, end of year                   $ 120,102     $ 61,929       $ 7,704
                                                        ===========   ==========   ===========


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              COMMSCOPE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                          2002              2001              2000
                                                       -----------        ---------         --------
Number of common shares outstanding:
    Balance at beginning of year                       61,688,256       51,263,703        50,889,208
    Issuance of shares to Lucent                                -       10,200,000                -
    Treasury shares repurchased from Lucent            (2,543,100)               -                -
    Issuance of shares to nonemployee director              1,000                -                -
    Issuance of shares for stock option exercises          73,411          224,553           374,495
                                                       -----------      -----------       ----------
    Balance at end of year                             59,219,567       61,688,256        51,263,703
                                                       -----------      -----------       ----------

Common stock:
    Balance at beginning of year                       $      617       $      513        $      509
    Issuance of shares to Lucent                                -              102                 -
    Issuance of shares for stock option exercises               1                2                 4
                                                       -----------      -----------       ----------
    Balance at end of year                             $      618       $      617        $      513
                                                       -----------      -----------       ----------

Additional paid-in capital:
    Balance at beginning of year                       $  381,823       $  175,803        $  166,875
    Issuance of shares to Lucent                              546          202,436                 -
    Issuance of shares to nonemployee director                 16                -                 -
    Issuance of shares for stock option exercises           1,028            2,912             4,733
    Tax benefit from stock option exercises                   128              672             4,195
                                                       -----------      -----------       ----------
    Balance at end of year                             $  383,541       $  381,823        $  175,803
                                                       -----------      -----------       ----------

Retained earnings:
    Balance at beginning of year                       $  228,667       $  200,802        $  115,915
    Net income (loss)                                     (67,152)          27,865            84,887
                                                       -----------      -----------       ----------
    Balance at end of year                             $  161,515       $  228,667        $  200,802
                                                       -----------      -----------       ----------

Accumulated other comprehensive loss:
    Balance at beginning of year                       $   (4,593)      $   (2,598)       $   (1,955)
    Other comprehensive loss                              (10,322)          (1,995)             (643)
                                                       -----------      -----------       ----------
    Balance at end of year                             $  (14,915)      $   (4,593)       $   (2,598)
                                                       -----------      -----------       ----------

Treasury stock, at cost:
    Balance at beginning of year                       $        -       $        -        $        -
    Treasury shares repurchased from Lucent               (13,224)               -                 -
                                                       -----------      -----------       ----------
    Balance at end of year                             $  (13,224)      $        -        $        -
                                                       -----------      -----------       ----------

Total stockholders' equity                             $  517,535       $  606,514        $  374,520
                                                       ===========      ===========       ==========


                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                           2002             2001             2000
                                                       -----------      -----------       ----------
Comprehensive income (loss):
    Net income (loss)                                  $  (67,152)      $   27,865        $   84,887
    Other comprehensive loss, net of tax:
       Foreign currency translation gain (loss) -
            foreign subsidiaries                            3,623             (761)             (458)
       Foreign currency transaction loss on
            long-term intercompany loans - foreign
            subsidiaries                                  (12,355)          (1,832)             (780)
       Hedging gain (loss) on nonderivative instrument       (761)             571               595
       Effect of adopting SFAS No. 133                          -              229                 -
       Loss on derivative financial instrument
            designated as a cash flow hedge                   (27)            (202)                -
       Loss on derivative financial instrument
            designated as a net investment hedge             (802)               -                 -
                                                       -----------      -----------       ----------
    Total other comprehensive loss, net of tax            (10,322)          (1,995)             (643)
                                                       -----------      -----------       ----------

Total comprehensive income (loss)                      $  (77,474)      $   25,870        $   84,244
                                                       ===========      ===========       ==========

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              COMMSCOPE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1.  BACKGROUND AND DESCRIPTION OF THE BUSINESS

     CommScope, Inc. ("CommScope" or the "Company"), through its wholly owned subsidiaries and equity method investee, operates in the cable manufacturing business, with manufacturing facilities located in the United States, Europe and Latin America. CommScope, Inc. was incorporated in Delaware in January 1997. CommScope is a leading worldwide designer, manufacturer and marketer of a wide array of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. Management believes CommScope is the world's largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) broadband networks. CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications. In late 2001, CommScope acquired an equity interest in an optical fiber and fiber optic cable manufacturing business (see Note 3).

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

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out ("FIFO") basis for the Company's domestic inventories and on an average cost basis for the Company's foreign inventories.

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

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. The initial adoption of SFAS No. 144 did not have a material impact on the Company's financial statements. However, CommScope did reclassify the $4.3 million carrying value of its idle Kings Mountain facility from property, plant and equipment to other assets during 2002. Although this facility does not meet the requirements under SFAS No. 144 for classification as held for sale, it has been reclassified to other assets since it is not currently being, and has not been, used in the Company's operations and is currently being actively marketed for sale. In addition, CommScope reclassified $550 from other current assets to property, plant and equipment during 2002 relating to assets previously classified as held for sale under SFAS No. 121, but which do not meet the criteria for classification as held for sale under SFAS No.
144. See Note 5 for further discussion of impairment charges for fixed assets and investments.

GOODWILL AND OTHER INTANGIBLES

     Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase accounting method for business combinations and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 uses a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

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

     SFAS No.142 also requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of August 31. Management completed the first annual goodwill impairment test as of August 31, 2002 and believes that goodwill was not impaired as of this date. Subsequent impairment losses, if any, will be reflected in operating income in the statement of operations.

     The carrying value of other intangible assets as of December 31, 2002 in the amount of $8.8 million, net of accumulated amortization of $39.9 million, represents patented technology, with a carrying value of $0.1 million, and customer relationship assets, with a carrying value of $8.7 million. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. CommScope did not have any indefinite-lived intangible assets, other than goodwill, as of the January 1, 2002 transition date or the December 31, 2002 balance sheet date. Based on management's analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2006. Amortization expense associated with these intangible assets was $2.5 million and $2.6 million for the years ended December 31, 2002 and 2001, respectively. Annual amortization expense for these intangible assets is expected to be $2.5 million in 2003, $2.4 million in 2004, $2.4 million in 2005 and $1.5 million in 2006.

     The slight change in goodwill for the year ended December 31, 2002 was due to the impact of translating the euro-denominated goodwill on the balance sheet of the Company's Belgian subsidiary into CommScope's US dollar reporting currency.

     The adoption of SFAS No. 142 effective January 1, 2002 resulted in the elimination of pretax goodwill amortization expense in the amount of $5.3 million for the year ended December 31, 2002. The following table provides a reconciliation of net income (loss) and net income (loss) per share, reflecting the impact of the adoption of SFAS No. 142 on a pro forma basis for the years ended December 31, 2001 and 2000:

                                          YEAR ENDED DECEMBER 31,
                                        ---------  ---------  ----------
                                          2002       2001        2000
                                        ---------  ---------  ----------

Net income (loss)                       $(67,152)   $ 27,865   $ 84,887
Elimination of goodwill amortization
expense, net of tax effects                   --       3,380      3,328
                                        ---------  ---------  ----------
Net income (loss) - pro forma for 2001
and 2000                                $(67,152)   $ 31,245   $ 88,215
                                        =========  =========  ==========

Net income (loss) per share, basic -
    pro forma for 2001 and 2000         $  (1.10)   $   0.59   $   1.72
Net income (loss) per share, assuming
    dilution - pro forma for 2001 and
    2000                                $  (1.10)   $   0.58   $   1.66

LONG-TERM INVESTMENTS

     The Company occasionally makes strategic investments in companies that complement CommScope's business in order to gain operational and other synergies. Investments in corporate entities with less than a 20% voting interest are generally accounted for using the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50% and an other than minor to 50% ownership interest in partnerships and limited liability companies, or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in and advances to the investee, in addition to financial guarantees that create additional basis in the investee. The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of an investment has occurred and is other than temporary, the Company will reduce the carrying amount of the investment to fair value (see Note 5 for discussion of impairment charges for fixed assets and investments).

INCOME TAXES

     Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Investment tax credits are recorded using the flow-through method. The Company records a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

     No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to CommScope. CommScope currently intends that such earnings will continue to be invested in those foreign subsidiaries. In addition, the Company does not provide for taxes related to the foreign currency transaction gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future and the foreign currency gains and losses are therefore recorded on a pretax basis to accumulated other comprehensive loss on the balance sheet.


STOCK OPTIONS

     As of December 31, 2002, the Company had one stock-based employee compensation plan, which is described more fully in Note 15. The Company accounts for this plan under the intrinsic value method recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       2002    2001      2000
                                                    --------------------------

Net income (loss), as reported                      $(67,152) $27,865  $84,887
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects          7,840    7,077    6,153
                                                    --------------------------

Pro forma net income (loss)                         $(74,992) $20,788  $78,734
                                                    ==========================
Net income (loss) per share:
   Basic--as reported                               $  (1.10) $  0.53  $  1.66
   Basic--pro forma                                 $  (1.23) $  0.39  $  1.54

   Diluted--as reported                             $  (1.10) $  0.52  $  1.60
   Diluted--pro forma                               $  (1.23) $  0.39  $  1.49

REVENUE RECOGNITION

     The Company's primary source of revenues is from product sales to cable television system operators, telecommunications service providers, original equipment manufacturers and distributors. Service revenue from delivery of products shipped by Company owned trucks was not material to the Company's reported sales during 2002, 2001 or 2000.

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

     For all arrangements, revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances, returns, and rebates. In addition, accruals are established for warranties and price protection programs with distributors at the time the related revenue is recognized. These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms, inventory levels in the distributor channel and other related factors. Historical warranty reserves and claims have not been significant to the Company's results of operations or financial condition.

SHIPPING AND HANDLING COSTS

     Amounts billed to a customer in a sale transaction related to shipping costs are included in net sales. All shipping costs incurred to transport products to the customer are recorded in cost of sales. Internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $3.4 million in 2002, $3.2 million in 2001 and $2.4 million in 2000.

ADVERTISING COSTS

     Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.5 million in 2002, $1.0 million in 2001, and $1.4 million in 2000.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     CommScope is exposed to various risks resulting from adverse fluctuations in commodity prices, interest rates, and foreign currency exchange rates. CommScope's risk management strategy includes the use of derivative and non-derivative financial instruments primarily as hedges of these risks, whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading purposes, nor does it allow for speculation. A hedging instrument may be designated as a net investment hedge to manage exposure to foreign currency risks related to an investment in a foreign subsidiary, a fair value hedge to manage exposure to risks related to a firm commitment for the purchase of raw materials or a foreign-currency-denominated firm commitment for the purchase of equipment, or a cash flow hedge to manage exposure to risks related to a forecasted purchase of raw materials, variable interest rate payments, or a forecasted foreign-currency-denominated sale of product. The use of non-derivative financial instruments in hedging activities is limited to hedging fair value risk related to a foreign-currency-denominated firm commitment or a foreign currency risk related to a net investment in a foreign subsidiary.

     The Company's risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and non-derivative hedging instruments such as foreign-currency-denominated loans. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. All hedging instruments are designated and documented as either a fair value hedge, a cash flow hedge or a net investment hedge at inception. For fair value hedges, the change in fair value of the derivative instrument is recognized currently in earnings. To the extent the fair value hedging relationship is effective, the change in fair value on the hedged item is recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement when the hedged item affects earnings. Any ineffectiveness of a cash flow hedge is recognized currently in earnings. For net investment hedges, the effective portion of the change in fair value of a derivative instrument, or the change in carrying amount of a non-derivative instrument, is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement only if there is a substantially complete liquidation of the investment in the foreign subsidiary. Any ineffectiveness of a net investment hedge is recognized currently in earnings. The effectiveness of designated hedging relationships is tested and documented on at least a quarterly basis. At December 31, 2002, the Company had one hedging relationship, which involved the use of a derivative financial instrument. At December 31, 2001, the Company had two hedging relationships, one of which involved the use of a derivative financial instrument. See Note 12 for further disclosure related to derivative instruments and hedging activities.

     The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

FOREIGN CURRENCY TRANSLATION

     Approximately 19% of the Company's 2002 sales were to customers located outside the United States. Although the Company primarily bills customers in foreign countries in US dollars, a portion of these sales were denominated in currencies other than the US dollar, particularly sales from the Company's foreign subsidiaries. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into US dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the rates of exchange as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive loss.

     Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of foreign receivables or payables and short-term intercompany advances, were recorded to other income (expense), net in the statement of operations and were not material to the results of the Company's operations during 2002, 2001, or 2000. Foreign currency transaction gains and losses related to long-term intercompany loans which are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive loss.

     The Eurodollar Credit Agreement (see Note 11), which was designated and effective as a partial hedge of the Company's net investment in its Belgian subsidiary prior to its termination on December 2, 2002, was translated at the rate of exchange as of the termination date. The transaction gains and losses recognized during the term of this loan, and on the termination date, were recorded, net of tax, to accumulated other comprehensive loss.


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

     Below is a reconciliation of weighted average common shares outstanding for basic net income (loss) per share to weighted average common and potential common shares outstanding for diluted net income
(loss) per share:

                                                  YEAR ENDED DECEMBER 31,
                                           -----------  ----------  -----------
                                              2002         2001        2000
                                           -----------  ----------  -----------
Numerator:
  Net income (loss) for basic net income
  (loss) per share                           $(67,152)    $ 27,865    $ 84,887
  Convertible debt interest and
  amortization, net of tax (a)                     --           --       4,714
                                           -----------  ----------  -----------
  Net income (loss) available to common
  stockholders for diluted net income
  (loss) per share                           $(67,152)    $ 27,865    $ 89,601
                                           ===========  ==========  ===========

Denominator:
  Weighted average number of common shares
  outstanding for basic net income (loss)
  per share                                     61,171      52,692      51,142
  Effect of dilutive securities:
     Convertible debt (a)                           --          --       3,580
     Employee stock options (b)                     --         808       1,325
                                           -----------  ----------  -----------
       Weighted average number of common
       and potential common shares
       outstanding for diluted net income
       (loss) per share                         61,171      53,500      56,047
                                           ===========  ==========  ===========
----------------------------

(a) On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was included in the calculation of net income per share, assuming dilution, for the year ended December 31, 2000 because it was dilutive. The effect of the assumed conversion of these notes was excluded from the computation of net income (loss) per share, assuming dilution, for the years ended December 31, 2002 and 2001 because it would have been antidilutive. For the year ended December 31, 2000, the dilutive effect of convertible debt on net income represented after-tax interest expense and amortization of deferred financing fees associated with this convertible debt. The dilutive effect of convertible debt on weighted average shares reflected the number of shares issuable upon conversion, assuming 100% conversion of all convertible notes as of the beginning of the year. See Note 11 for further discussion of convertible notes.

(b) Options to purchase approximately 5 million common shares were excluded from the computation of net loss per share, assuming dilution, for the year ended December 31, 2002 because they would have been antidilutive. Options to purchase approximately 705 thousand common shares at prices ranging from $20.55 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the year ended December 31, 2001 because the options' exercise prices were greater than the average market price of the common shares. There were approximately 708 thousand common shares at prices ranging from $33.56 to $47.06 per share excluded from the computation of net income per share, assuming dilution, for the year ended December 31, 2000. For additional information regarding employee stock options, see Note 15.


USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

     The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company's financial statements include the allowance for doubtful accounts, inventory excess and obsolescence reserves, distributor price protection reserves, reserves for sales returns, discounts, allowances, and rebates, income tax valuation allowances, and impairment reviews for investments, fixed assets, goodwill and other intangibles. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

CONCENTRATIONS OF RISK

     Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the reserves provided in the Company's balance sheet. Although the Company sells to a wide variety of customers dispersed across many different geographic areas, sales to the five largest domestic broadband service providers represented approximately 48% of net sales during 2002. Additionally, AT&T Broadband merged with Comcast Corporation in November 2002, to form a new company named Comcast Corporation ("Comcast"), creating a significant concentration of credit risk in the new merged entity. During the year ended December 31, 2002, Comcast, as if combined with AT&T Broadband for the full year, accounted for approximately 20% of the Company's net sales, compared to approximately 10% of the Company's net sales as if they were combined for the full year ended December 31, 2001. Accounts receivable from Comcast, combined with AT&T Broadband, comprised approximately 19% of the Company's gross accounts receivable as of December 31, 2002, compared to 8%, on a pro forma combined basis, as of December 31, 2001. Accounts receivable from another customer comprised approximately 12% of the Company's gross accounts receivable as of December 31, 2002.

     The Company manages its exposures to credit risk associated with financial instruments through credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management's opinion, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company's estimates related to doubtful accounts.

     The principal raw materials purchased by CommScope (fabricated aluminum, plastics and polymers, bimetals, copper and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 requires the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 was effective for the Company on January 1, 2003. There was no material impact on the Company upon the adoption of SFAS No. 143.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." First, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Because of the rescission of SFAS No. 4, the gains and losses from the extinguishment of debt are no longer required to be classified as extraordinary items. SFAS No. 64 amended SFAS No. 4 and is no longer needed because SFAS No. 4 is rescinded. Second, SFAS No. 145 rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement was originally issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. As those transitions are complete, SFAS No. 44 is no longer needed. Third, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment of SFAS No. 13 is effective for transactions occurring after May

15, 2002. There was no impact on the Company as a result of the amendment of SFAS No. 13. Last, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. There was no material impact on the Company as a result of the rescission of SFAS No. 4, 44 and 64 and the other technical corrections prescribed by the SFAS No. 145, which was effective for the Company on January 1, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. CommScope adopted SFAS No. 146 as of the effective date, January 1, 2003, and it had no material impact on the Company's financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. This guidance does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. FIN 45 was effective for any guarantees issued or modified after December 31, 2002 and its disclosure requirements were effective for the Company as of December 31, 2002. There was no material impact on the Company upon adoption of FIN 45.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions related to the alternative transition methods and the new disclosure requirements were effective for the Company as of December 31, 2002. There was no impact on the Company's financial condition or results of operations as a result of the adoption of SFAS No. 148, but the Company's disclosures related to stock-based compensation have been modified in accordance with the new requirements. The interim reporting provisions of SFAS No. 148 are effective for the Company as of March 31, 2003, and management expects to modify the Company's future quarterly disclosures in accordance with the new requirements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which is an interpretation of ARB No. 51, "Consolidated Financial Statements." FIN 46 addresses how to identify a variable interest entity, referred to herein as a VIE, and provides guidance on when a VIE should be consolidated by an enterprise. If the enterprise is the primary beneficiary, which is defined as the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests in the entity, then the enterprise must consolidate the VIE. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders of a VIE. The consolidation requirements apply immediately to all VIEs created after January 31, 2003. Public companies must apply the consolidation requirements to VIEs that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. If it is reasonably possible that a company will have a significant variable interest in a VIE at the date the Interpretation's consolidation requirements become effective, the company must make certain disclosures about the VIE in financial statements issued after January 31, 2003. The application of this Interpretation did not have a material effect on the Company's disclosures and is not expected to have a material effect on the Company's results of operations or financial position.

3.  ACQUISITION OF EQUITY INTEREST IN OFS BRIGHTWAVE, LLC

     Effective November 16, 2001, CommScope acquired an 18.4% ownership interest in OFS BrightWave, LLC (OFS BrightWave), an optical fiber and fiber optic cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan ("Furukawa"). OFS BrightWave was formed to operate a portion of the optical fiber and fiber optic cable business ("OFS Group") acquired from Lucent Technologies Inc. ("Lucent"). CommScope issued 10.2 million unregistered shares of its common stock, valued at $203.4 million, or $19.94 per share, to Lucent in lieu of a portion of the purchase price payable by Furukawa for the acquisition of a portion of Lucent's OFS Group. Of the amount paid by CommScope, $173.4 million represented a capital contribution in exchange for CommScope's 18.4% equity interest in OFS BrightWave and $30 million represented a loan from one of CommScope's wholly owned subsidiaries to OFS BrightWave. The remaining 81.6% equity interest in OFS BrightWave is owned by an indirect wholly owned subsidiary of Furukawa. The businesses acquired include transmission fiber and cable manufacturing capabilities at a facility in Norcross, Georgia, as well as facilities in Germany and Brazil, an interest in a joint venture in Carrollton, Georgia and an interest in a joint venture in Russia.

     On October 9, 2002, the Company and Furukawa purchased 10.2 million shares of CommScope common stock from Lucent for $53 million, or $5.20 per share. Of the total 10.2 million shares of the Company's common stock purchased from Lucent, Furukawa purchased approximately 7.7 million shares, which management understands it plans to hold for investment purposes, for approximately $40 million. The Company repurchased the remaining approximately 2.5 million shares, which are currently classified as treasury stock, for approximately $13 million. As of December 31, 2002, Furukawa was CommScope's largest stockholder, with approximately 13% of the Company's outstanding shares. The Company funded its treasury stock repurchase using existing cash balances. The cost of issuing the CommScope shares to Lucent in 2001 and an estimate of costs related to a potential future registration of the shares pursuant to registration rights held by Lucent, in the amount of $850, were initially recognized as a reduction of the total proceeds in additional paid-in capital. Since a registration of the Company's shares held by Lucent was not required, CommScope wrote off the costs of registration, net of the costs of completing the treasury stock repurchase, for a net increase in additional paid-in capital of $546 during the year ended December 31, 2002.

     In conjunction with this stock purchase, CommScope and Furukawa also entered into agreements which outline various investment terms, including resale restrictions, registration rights, standstill provisions, as well as call and limited put rights related to the CommScope shares held by Furukawa. Additionally, CommScope and Furukawa agreed to change from 2004 to 2006 the date when CommScope could first exercise its contractual right to sell its ownership interest in OFS BrightWave to Furukawa for a cash payment equal to CommScope's original investment in and advances to OFS BrightWave.

     Although the Company's ownership interest in OFS BrightWave is less than 20%, the investment has been accounted for using the equity method since OFS BrightWave is organized as a limited liability company with characteristics of a partnership. CommScope capitalized $4.8 million of direct acquisition costs as part of its investment in OFS BrightWave. CommScope's portion of the losses of OFS BrightWave for the year ended December 31, 2002 was included in the consolidated financial statements of CommScope for the year ended December 31, 2002. The consolidated financial statements of CommScope for the year ended December 31, 2001 included CommScope's portion of the losses of OFS BrightWave only for the period from November 17, 2001 through December 31, 2001. These results were net of the elimination of after-tax intercompany profit in the amount of $109 for the year ended December 31, 2002 and $191 for the six week period ended December 31, 2001, related to interest payments on the $30 million note receivable and reimbursement of acquisition-related expenses by OFS BrightWave (see Note 19 for additional discussion of related party transactions). OFS BrightWave has elected to be taxed as a partnership, therefore the Company's income tax benefit from flow through losses has been recorded based on the Company's tax rates.

     The following table provides summary financial information for OFS BrightWave as of and for the year ended December 31, 2002 and the six week period ended December 31, 2001:

                                                              SIX WEEK
                                             YEAR ENDED     PERIOD ENDED
                                            DECEMBER 31,    DECEMBER 31,
                                                2002            2001
                                            -------------- --------------
    Income Statement Data:
       Net revenues                              $ 97,098       $ 29,340
       Gross profit                              (144,472)       (36,611)
       Loss from continuing operations           (431,506)       (61,253)
       Net loss                                  (431,506)       (61,253)

                                                   AS OF DECEMBER 31,
                                            ------------------------------
                                                2002            2001
                                            -------------- ---------------
    Balance Sheet Data:
       Current assets                            $ 83,876     $ 315,626
       Noncurrent assets                          655,265       921,647
       Current liabilities                         57,353       114,319
       Other noncurrent liabilities               182,297       193,611
       Minority interests                          45,338        52,400






     The reconciliation of CommScope's investment in and advances to OFS BrightWave compared to CommScope's equity interest in the net assets of OFS BrightWave as of December 31, 2002 and 2001 was as follows:

                                                        AS OF DECEMBER 31,
                                                   --------------------------
                                                      2002           2001
                                                   ------------   -----------

    Net assets of OFS BrightWave, LLC                 $454,153      $876,943
    CommScope ownership percentage                    18.43225 %    18.43225%
                                                   ------------   -----------
       CommScope equity in net assets of OFS
        BrightWave, LLC                                 83,711       161,640
    Plus:
       Notes receivable from OFS BrightWave, LLC        30,000        30,000
       Direct costs of acquisition                       4,763         4,763
       Nonproportionate equity adjustments by
       majority member in OFS BrightWave, LLC           (1,036)          457
    Less:
       Income tax benefit related to losses
        generated by OFS BrightWave LLC's domestic
        c-corporation subsidiary                        (5,910)           --
                                                   ------------   -----------
    Investment in and advances to
       OFS BrightWave, LLC                            $111,528      $196,860
                                                   ============   ===========

     The Company's ownership interest in OFS BrightWave was restructured from a previously contemplated joint venture arrangement announced on July 24, 2001. Under the originally contemplated arrangement, CommScope and Furukawa would have formed two joint ventures to acquire certain fiber optic cable and transmission fiber assets of Lucent's OFS Group. Given the uncertain economic environment and severe downturn in the telecommunications market as well as associated difficulties in the financing markets following the September 11, 2001 tragedy, CommScope and Furukawa agreed to restructure the joint venture arrangement, resulting in a lower ownership participation for CommScope. As a result of the restructuring, the Company recorded pretax charges of approximately $8 million, or approximately $0.09 per diluted share, net of tax, during 2001, related to financing and formation costs of the original joint venture arrangement, which were not capitalizable as part of CommScope's investment in the restructured venture.

4.  OTHER ACQUISITIONS AND DIVESTITURES

     Effective January 1, 1999, in a transaction with Alcatel Cable Benelux, S.A. ("Alcatel"), the Company acquired certain assets and assumed certain liabilities of Alcatel's coaxial cable business in Belgium. The acquisition provided the Company with a European base of operations, access to established distribution channels and complementary coaxial cable technologies. The Belgium acquisition was accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair value at the date of the acquisition of approximately $20 million, including $3.5 million of goodwill, which was amortized through December 31, 2001 based on a 30 year period (see Note 2 for discussion of "Goodwill and Other Intangibles"). Payment for the acquired business was financed primarily by borrowings under the Eurodollar Credit Agreement (see Note 11).

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

5.  IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     Due to the difficult business environment in telecommunications and the continuing decline in demand for the Company's products, management performed a test of recoverability for its long-lived assets during the third quarter of 2002. The Company's long-term undiscounted cash flow forecasts indicated that the carrying amounts of fixed assets used to manufacture CommScope's wireless, fiber optic cable and other telecom products may not be recoverable as of September 30, 2002. Management does not currently plan to sell, abandon, or otherwise dispose of these assets, and they were therefore classified as assets to be held and used as of December 31, 2002.

     The impairment loss recognized during the third quarter of 2002 was measured as the amount by which the carrying values of the impaired assets exceeded their respective fair values. Fair value of the equipment used to manufacture fiber optic cable and other telecom products was determined based on discounted cash flows, which was the best information available to management. Fair value of the facility and equipment used to manufacture wireless products was determined based on a combination of independent appraisal, third-party estimates of current market values, and internal estimates of current market values.

     In addition, management's quarterly review of idle and obsolete fixed assets indicated additional impairment for specifically-identified manufacturing equipment. The fair values of these specifically-identified fixed assets were determined based on internal estimates of current market values for used equipment. These idle and obsolete assets did not meet the criteria for classification as held for sale and were therefore classified as assets to be held and used as of December 31, 2002.

     The Company recognized total impairment charges for fixed assets in the amount of $25.1 million for the year ended December 31, 2002. The breakdown of these impairment charges was as follows (in millions):

   Wireless cable manufacturing assets            $ 15.1
   Fiber optic cable manufacturing assets            5.3
   Other telecommunications cable
    manufacturing assets                             3.0
   Other manufacturing assets                        1.7

                                                ---------
   Total impairment charges                       $ 25.1
                                                =========

     The Company recorded pretax impairment charges totaling $12.8 million during 2001. Included in these impairment charges was approximately $3.8 million related to an investment in an unconsolidated affiliate, $4.4 million related to fixed assets identified as held for disposal and $4.6 million related to fixed assets to be held and used. The assets held for disposal had a carrying value of approximately $550 as of December 31, 2001. These assets were reclassified from other current assets to property, plant and equipment during 2002 because management did not expect them to be sold within one year and therefore these assets did not meet the SFAS No. 144 criteria for classification as held for sale (See Note 2, "Property, Plant and Equipment," for discussion of SFAS No. 144).

6.  EMPLOYEE TERMINATION BENEFITS

     The Company reduced its workforce by 202 employees during the third quarter of 2002, primarily in response to the challenging global business environment. The affected employees included manufacturing and administrative personnel located in North Carolina at the Company's corporate office and manufacturing facilities. This workforce reduction resulted in pretax charges of approximately $1.3 million during the third quarter of 2002 for employee termination benefits, which consisted of severance pay and related fringe benefits. The Company recorded $1.0 million of these charges in cost of sales and $0.3 million in selling, general and administrative expenses. The Company paid $1.1 million of these costs during 2002, resulting in a remaining accrual of $0.2 million as of December 31, 2002 related to the third quarter 2002 workforce reduction. Management estimates that these remaining benefits will be paid in full by June 2003.

     The Company's management approved an additional workforce reduction of 153 employees in the fourth quarter of 2002, to be effective during the first quarter of 2003. This workforce reduction was also primarily in response to the challenging global business environment. The affected employees included manufacturing and administrative personnel located at several of the Company's North Carolina manufacturing facilities. These employees were identified and the termination benefits were communicated to them prior to December 31, 2002 in sufficient detail to allow them to calculate their estimated benefits. The Company therefore recognized pretax charges related to this planned workforce reduction in the amount of approximately $1.2 million during the fourth quarter of 2002 for employee termination benefits, which consisted of severance pay and related fringe benefits. The Company recorded nearly all of these charges in cost of sales. The Company did not pay any of these employee termination benefits during the fourth quarter of 2002, resulting in a remaining accrual of $1.2 million as of December 31, 2002 for the planned workforce reduction. Management estimates that these remaining benefits will be paid in full by December 2003.

7.  ACCOUNTS RECEIVABLE

     During the year ended December 31, 2002, the Company wrote off $21.4 million of Adelphia Communications Corporation ("Adelphia") receivables as a result of Adelphia's Chapter 11 bankruptcy, which was announced by Adelphia in June 2002. The Company has reached agreement with Adelphia on the terms under which the Company will do business after the Chapter 11 bankruptcy filing date.

8.  INVENTORIES

                                             AS OF DECEMBER
                                                   31,
                                             ----------------
                                              2002    2001
                                             ----------------

Raw materials                                $12,402 $23,037
Work in process                               11,160   9,688
Finished goods                                12,692  14,945
                                             ----------------
                                             $36,254 $47,670
                                             ================

9.  PROPERTY, PLANT AND EQUIPMENT

                                               AS OF DECEMBER
                                                     31,
                                            --------------------
                                               2002       2001
                                            ---------  ---------


Land and land improvements                  $  9,359   $  6,742
Buildings and improvements                    78,624     74,101
Machinery and equipment                      282,702    306,570
Construction in progress                      22,956     41,721
                                            ---------  ---------
                                             393,641    429,134
Accumulated depreciation                    (164,126)  (151,965)
                                            ---------  ---------
                                            $229,515   $277,169
                                            =========  =========

     Depreciation expense was $33,241, $31,681, and $26,631 for the years ended December 31, 2002, 2001, and 2000, respectively. No interest was capitalized for the year ended December 31, 2002. The Company capitalized interest of $405 and $176 for the years ended December 31, 2001 and 2000, respectively.

10.  OTHER ACCRUED LIABILITIES

                                              AS OF DECEMBER
                                                   31,
                                             -----------------
                                              2002     2001
                                             -------- --------

Salaries and compensation liabilities        $11,918  $11,136
Retirement savings plan liabilities            6,586    6,819
Other                                          7,501    9,798
                                             -------- --------
                                             $26,005  $27,753
                                             ======== ========

11.  LONG-TERM DEBT

                                              AS OF DECEMBER
                                                   31,
                                            ------------------
                                              2002      2001
                                            --------  --------
Convertible Notes                           $172,500  $172,500
Eurodollar Credit Agreement                       --    11,269
IDA Notes                                     10,800    10,800
                                            --------  --------
                                             183,300   194,569

Less current portion                              --    (2,651)
                                            --------  --------
                                            $183,300  $191,918
                                            ========  ========

SENIOR SECURED REVOLVING CREDIT FACILITY

     As of January 10, 2003 the Company entered into a new $100 million senior secured revolving credit facility with a group of banks. The new facility, which was not drawn at closing, was established for future liquidity, working capital needs and other general corporate purposes and expires June 30, 2006. The new facility is secured by substantially all of the Company's assets and provides a maximum of up to $100 million revolving loan availability, including a $20 million sublimit for the issuance of standby and documentary letters of credit. Availability is determined monthly using a predetermined formula based on the amounts of eligible accounts receivable, inventory and equipment, reduced by the total of any outstanding borrowings or letters of credit under the facility. The Company had initial availability of approximately $67 million at closing.

     At the Company's option, advances under the new facility are available as Base Rate loans, which bear interest at the base rate plus 0.75%, or as Euro-Dollar loans, which bear interest at LIBOR plus 2.25%. The base rate applicable to Base Rate loans is equal to the higher of (a) the prime rate used by Wachovia Bank, N.A. or (b) the overnight federal funds rate (as defined in the agreement) plus 0.5%.

     An unused line fee is payable quarterly and calculated on the average daily amount of the unused $100 million commitment during each calendar quarter. This unused line fee is calculated at an annual rate of (a) 0.5% when the average unused commitment is greater than or equal to 66.6% of the total commitment, (b) 0.375% when the average unused commitment is less than 66.6% and greater than or equal to 33.4% of the total commitment, or
(c) 0.25% when the average unused commitment is less than 33.4% of the total commitment. Letter of credit fees are payable at an annual rate of 2.25% of the maximum amount available to be drawn under the letter of credit and are subject to an additional upfront fee of 0.125% per year payable to the issuer.

     The new facility contains certain restrictive covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets and paying dividends, among other things. The Company is also required to comply with certain financial covenants, as defined, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a maximum annual capital expenditures covenant and a covenant requiring minimum availability of $5 million, if the calculation of availability falls below $50 million, or $30 million provided that there are no outstanding revolving loans.

CONVERTIBLE NOTES

     In December 1999, the Company issued $172.5 million of 4% convertible subordinated notes due December 15, 2006. These notes are convertible at any time into shares of CommScope common stock at a conversion price of $48.19 per share, which is subject to adjustment under certain circumstances, as provided in the Indenture. The Company may redeem some or all of these notes at any time on or after December 15, 2002 at redemption prices specified in the Indenture. In connection with the issuance of the convertible notes, the Company incurred costs of approximately $4.9 million, which were capitalized as other assets and are being amortized over the term of the notes. The net proceeds of $167.6 million from this convertible debt offering were used primarily to repay outstanding indebtedness under a revolving credit agreement in addition to funding capital expenditures and other general corporate activities.

EURODOLLAR CREDIT AGREEMENT

     As of December 2, 2002, the Company terminated its Eurodollar Credit Agreement and a related interest rate swap agreement, which were both scheduled to expire on March 1, 2006. The Company repaid the remaining principal balance of $10.4 million and accrued interest of $0.5 million due under the Eurodollar Credit Agreement upon termination. The termination of the interest rate swap agreement, which served as a fixed-rate hedge of the variable-rate borrowings under the Eurodollar Credit Agreement, resulted in an immaterial after-tax loss.

IDA NOTES

     In January 1995, CommScope entered into a $10.8 million unsecured loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the "IDA Notes"). Borrowings under the IDA Notes bear interest at variable rates based upon current market conditions for short-term financing. The interest rate in effect at December 31, 2002 was 1.59%. All outstanding borrowings under the IDA Notes are due on January 1, 2015.

CREDIT AGREEMENT

     As of November 4, 2002, the Company terminated its amended $250 million revolving credit agreement, which was scheduled to expire on December 31, 2002. The Company had no outstanding borrowings under this facility as of December 31, 2001 or at the date of termination of the Credit Agreement.

OTHER MATTERS

     There are no scheduled maturities of long-term debt during 2003, 2004, or 2005. The principal amount of the Company's Convertible Notes in the amount of $172,500 is due in 2006. There are also no scheduled maturities of long-term debt in 2007.

     The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 4.29% at December 31, 2002, and 4.61% at December 31, 2001.

12.  DERIVATIVES AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date for FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other host contracts (collectively referred to herein as embedded derivatives) and for hedging activities. These Standards require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

     The only derivative instrument identified in the implementation of SFAS No. 133 and outstanding for the year ended December 31, 2001 was an interest rate swap, which effectively converted the variable-rate Eurodollar Credit Agreement to a fixed-rate basis. The notional amount of the swap was equal to the outstanding principal balance of the Eurodollar Credit Agreement and decreased in tandem with principal repayments, which began June 1, 2001. As of January 1, 2001, this interest rate swap was designated and documented as a cash flow hedge of the risk of changes in the cash flows attributable to fluctuations in the variable benchmark interest rate associated with the underlying debt being hedged. This hedging instrument was effective at the transition date to SFAS No. 133, and at December 31, 2001, and was expected to continue to be effective for the duration of the swap contract, resulting in no anticipated hedge ineffectiveness. The transition adjustment as of January 1, 2001 was recorded as a change in accounting principle to accumulated other comprehensive income and other assets on the balance sheet and did not have a material impact on the Company's consolidated results of operations, financial position, and cash flows. The fair value of this derivative instrument, reflected in other assets, was approximately $42 as of December 31, 2001.

     Also, as of January 1, 2001, the Eurodollar Credit Agreement was designated and effective as a partial hedge of the Company's net investment in its Belgian subsidiary. There was no adjustment required under SFAS No. 133 as of January 1, 2001 related to this net investment hedge. This hedging instrument was effective at the SFAS No. 133 transition date, and at December 31, 2001, and was expected to continue to be effective for the duration of the loan agreement, resulting in no anticipated reclassifications from accumulated other comprehensive loss to earnings.

     As of December 2, 2002, the Company terminated both the Eurodollar Credit Agreement and the related interest rate swap agreement, which were both scheduled to expire on March 1, 2006. As a result, both hedging relationships were terminated as well. The Company entered into a cross currency rate and forward foreign exchange agreement on December 2, 2002 to replace the Eurodollar Credit Agreement as a hedge of the Company's net investment in its Belgian subsidiary.

     As of December 31, 2002, the only derivative financial instrument outstanding was a cross currency swap, which was designated and documented at inception as a net investment hedge of a portion of the Company's net investment in its Belgian subsidiary. The notional amount of this derivative financial instrument, which is a cross currency swap of dollars for euros, was $20 million at inception of the hedging relationship and as of December 31, 2002. This hedging instrument was effective at inception of the hedging relationship and at December 31, 2002, and was expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The fair value of this derivative instrument, reflected in other noncurrent liabilities, was approximately $1.3 million as of December 31, 2002.

     Activity in the accumulated net gain (loss) on derivative instruments included in accumulated other comprehensive loss for the years ended December 31, 2002 and 2001 consisted of the following:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -----------------
                                                              2002     2001
                                                            -------- --------
  Accumulated net gain on derivative instrument, beginning
          of year                                           $   27     $  --
  Net effect of adopting SFAS No. 133                           --       229
  Net loss on derivative financial instrument designated as
          a cash flow hedge                                    (27)     (202)
  Net loss on derivative financial instrument designated as
          a net investment hedge                              (802)       --
                                                            -------  --------
  Accumulated net gain (loss) on derivative instruments,
          end of year                                       $ (802)     $ 27
                                                            =======  ========

13.  EMPLOYEE BENEFIT PLANS

     The Company sponsors the CommScope, Inc. of North Carolina Employees Retirement Savings Plan (the "Employees Retirement Savings Plan"). The majority of the Company's contributions to the Employees Retirement Savings Plan are made at the discretion of the Company's Board of Directors. In addition, eligible employees may elect to contribute up to 100% of their base salaries, limited to the maximum contribution amount allowed by the Internal Revenue Service. The Company also contributes an amount equal to 50% of the first 4% of the employee's salary that the employee contributes. The Company contributed $6.1 million in 2002, $9.3 million in 2001, and $8.3 million in 2000 to the Employees Retirement Savings Plan, of which $4.4 million, $7.5 million, and $6.4 million each year was discretionary.

     The Company sponsors a self-funded welfare plan (the "Plan") that provides medical, dental, and short-term disability benefits to eligible employees. Enrollment in the plan is optional, with the cost of the premiums being shared by both the employee and the Company. The Company established a Voluntary Employees' Benefit Association Trust ("VEBA Trust") to provide for the payment of benefits under the Plan. The Company is required to make cash contributions to the VEBA Trust from time to time in amounts which, when added to participant premiums, are sufficient to fund the benefits for participants and their beneficiaries under the Plan. The Company made cash contributions to the VEBA Trust of $14.9 million in 2002, $13.6 million in 2001, and $11.4 million in 2000.

     The Company also sponsors an unfunded postretirement group medical and dental plan (the "Postretirement Health Plan") that provides benefits to full-time employees who retire from the Company at age 65 or older with a minimum of 10 years of active service. The Postretirement Health Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance, with Medicare as the primary provider of health care benefits for eligible retirees. The accounting for the Postretirement Health Plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to maintain a consistent level of cost sharing with retirees. The Company recognizes the cost of providing and maintaining postretirement benefits during employees' active service periods.

     Additionally, the Company currently sponsors two defined benefit pension plans (the "Defined Benefit Pension Plans"). The first defined benefit plan is a nonqualified unfunded supplemental executive retirement plan (the "Original Plan") that provides defined pension benefits to certain key executives who retired prior to December 31, 2000. The defined benefits under the Original Plan are paid from Company contributions. Prior to January 1, 2001, the Original Plan also covered certain active key executives who had not yet retired. All active participants' balances were settled as of January 1, 2001, resulting in a gain in the Original Plan of $4.7 million, and a new defined contribution pension plan was established in its place for those active participants, as described in the paragraph below. The second defined benefit pension plan is a nonqualified pension plan, which provides pension benefits for certain international management-level employees. This plan is funded by Company and employee contributions.

     Effective January 1, 2001, the Company amended and restated the Original Plan that previously provided defined pension benefits to certain active and retired key executives. As a result of this amendment and restatement, the benefits provided under the Original Plan for all participants, other than those who retired prior to December 31, 2000, are now governed by the amended and restated plan (the "Restated Plan"). Under the Restated Plan, which is a noncontributory unfunded defined contribution pension plan, the Company will credit each participant's account with contributions and earnings on the accumulated balance thereof, as outlined in the Original Plan, but the Company is not required to make any payments until the participant is eligible to receive retirement benefits under the plan. As of January 1, 2001, for all active participants in the Original Plan, the Company credited their respective accounts under the Restated Plan with an amount equal to the actuarially determined accumulated benefit obligation for each participant under the terms of the Original Plan. The total amount established by CommScope as of January 1, 2001, and recognized as an expense of the Restated Plan in 2001, was $4.1 million. The Company recognized additional costs of $546 representing contributions and earnings under this plan for the year ended December 31, 2001. The establishment of opening participant balances and the additional cost recognized resulted in an accrued liability for the Restated Plan of $4.6 million as of December 31, 2001. The amendment and restatement of this plan had no material effect on the consolidated financial statements of the Company upon adoption. For the year ended December 31, 2002, the Company recognized $613, representing contributions and earnings under the Restated Plan, and made benefit payments to retirees in the amount of $110, resulting in an accrued liability of approximately $5.1 million as of December 31, 2002.


     Amounts accrued under the Postretirement Health Plan, the Defined Benefit Pension Plans, and the Restated Plan are included in other noncurrent liabilities. The following table summarizes information for the Defined Benefit Pension Plans and the Postretirement Health Plan:


                                                                       OTHER POSTRETIREMENT
                                                   PENSION BENEFITS         BENEFITS
                                                -------------------------------------------
                                                   2002         2001       2002      2001
                                                -------------------------------------------
Change in benefit obligation:
  Postretirement benefit obligation, beginning
  of year                                         $1,800      $6,377    $25,803    $17,522
  Service cost                                        91          74      2,562      1,819
  Interest cost                                      121         109      1,802      1,353
  Plan participants' contributions                    16          13         25         19
  Actuarial (gain) loss                              (23)         77      1,156      5,133
  Settlement of benefits                              --      (4,690)        --         --
  Benefits paid                                     (164)       (108)      (179)       (43)
  Translation (gain) loss and other                   64         (52)        --         --
                                                -------------------------------------------
 Postretirement benefit obligation, end of year   $1,905      $1,800    $31,169    $25,803
                                                -------------------------------------------

Change in plan assets:
  Fair value of plan assets, beginning of year     $ 630       $ 501       $ --       $ --
  Employer and plan participant contributions        240         231        179         43
  Return on plan assets                               54          30         --         --
  Benefits paid                                     (164)       (108)      (179)       (43)
  Translation gain (loss) and other                   85         (24)        --         --
                                                -------------------------------------------
 Fair value of plan assets, end of year            $ 845       $ 630       $ --       $ --
                                                -------------------------------------------

Funded status (postretirement benefit
obligation in excess of fair value of plan
assets):                                          $1,060      $1,170    $31,169   $ 25,803
  Unrecognized net actuarial gain (loss)              19         (78)   (12,619)   (11,902)
  Unrecognized net transition amount                (386)       (377)        --         --
                                                -------------------------------------------
Accrued benefit cost, end of year                  $ 693       $ 715    $18,550    $13,901
                                                ===========================================

Discount rate                                      6.29%       6.40%      6.75%      7.00%
Rate of return on plan assets                      5.50%       5.50%         --         --
Rate of compensation increase                      3.50%       3.50%         --         --



     Net periodic benefit cost (credit) for the Defined Benefit Pension Plans and the Postretirement Health Plan consisted of the following components:

                                                           OTHER
                                                       POSTRETIREMENT
                               PENSION BENEFITS           BENEFITS
                            ----------------------  ---------------------
                             2002    2001    2000    2002   2001   2000
                            ----------------------  ---------------------

Service cost                 $ 91   $   74  $  104   $2,562 $1,819 $1,237
Interest cost                 121      109     432    1,802  1,353  1,001
Recognized actuarial loss      --       --      44      439    239    159
Amortization of transition
obligation                     29       29      29       --     --     --
Settlement gain                --   (4,690)     --       --     --     --
Return on plan assets         (54)     (30)    (23)      --     --     --
                            ----------------------  ---------------------
Net periodic benefit cost
(credit)                     $187  $(4,508) $  586   $4,803 $3,411 $2,397
                            ======================  =====================

     For measurement purposes, a 12% annual rate of increase in health care costs was assumed for 2003 and is assumed to decrease gradually to 5% for 2012 and remain at that level thereafter. The increase in the postretirement benefit obligation in 2002 was due to a decrease in the discount rate and increases in the claims cost and health care trend rate assumptions and was partially offset by a gain from demographic changes related to reduced headcount.

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the Postretirement Health Plan. A one-percentage-point change in assumed health care cost trend rates would have had the following effects for the year ended December 31, 2002:

                                           1-Percentage-     1-Percentage-
                                           Point Increase    Point Decrease
                                           --------------  ------------------

 Effect on total of service and interest
   cost components of net periodic benefit
   cost                                        $ 945            $(1,058)
 Effect on postretirement benefit
   obligation                                  7,874             (6,003)


14. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                              YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                                2002      2001      2000
                                             --------- --------- ---------
Current:
  Federal                                    $(15,591)  $17,842   $46,723
  State                                           155       781     3,920
                                             --------- --------- ---------
  Current income tax provision (benefit)      (15,436)   18,623    50,643
                                             --------- --------- ---------

Deferred:
  Federal                                     (19,931)   (1,611)    1,244
  State                                        (4,042)     (651)      106
                                             --------- --------- ---------
  Deferred income tax provision (benefit)     (23,973)   (2,262)    1,350
                                             --------- --------- ---------

Total provision (benefit) for income taxes   $(39,409)  $16,361   $51,993
                                             ========= ========= =========

     The total provision for income taxes included an income tax benefit of $31.5 million for the year ended December 31, 2002 and $4.1 million for the year ended December 31, 2001, reflected in equity in losses of OFS BrightWave.

     The reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2002, 2001, and 2000 was as follows:

                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                                2002      2001     2000
                                             ---------- --------- --------

Statutory U.S. federal income tax rate         (35.0)%    35.0%    35.0%
State income taxes, net of federal tax effect   (2.4)      0.2      1.9
Export sales benefit                            (0.4)     (2.9)    (1.1)
Permanent items and other                       (0.7)     (2.8)     2.2
General business credits                        (0.3)       --       --
Valuation allowances for net operating loss
and capital loss carryforwards                   1.8       7.5       --
                                             ---------- --------- --------
Effective income tax rate                      (37.0)%    37.0%    38.0%
                                             ========== ========= ========

     During 2001, the Company established a deferred tax valuation allowance of $2.0 million against a net foreign deferred tax asset arising primarily from a foreign net operating loss carryforward. The loss carryforward has no expiration date, but is subject to local restrictions limiting its deductibility. During 2002, the deferred tax valuation allowance increased by $0.8 million to a balance of $2.8 million as of December 31, 2002.

     The Company also had a foreign net operating loss carryforward of approximately $2.8 million as of December 31, 2002, which had no expiration date, and the Company considers it more likely than not to be realized.

     In addition, the Company had a valuation allowance of $1.4 million as of December 31, 2002, which was established in 2001 against a deferred tax asset arising from the impairment charge for an investment in a wireless infrastructure project management company, now in the process of being liquidated (see Note 5), which created a capital loss for tax purposes. The Company considered it more likely than not that this capital loss carryforward will expire unused due to uncertainty about the creation of future capital gains.

     The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

                                                As of December 31,
                                              ---------   --------
                                                 2002       2001
                                              ---------   --------
Deferred tax assets:
  Accounts receivable and inventory reserves   $11,024    $11,957
  Employee benefits                              3,441      3,515
  Postretirement benefits                        8,999      7,125
  Foreign net operating losses                   3,862      2,813
  Investment in unconsolidated affiliate         1,388      1,388
  Investment in OFS BrightWave, LLC             16,881      1,118
  Other                                          4,389      2,924
                                               --------   --------
Total deferred tax assets                       49,984     30,840
Valuation allowance                             (4,233)    (3,408)
                                               --------   --------
Net deferred tax assets                         45,751     27,432

Deferred tax liabilities:
  Property, plant and equipment                (22,059)   (26,867)
  Goodwill and intangibles                      (3,541)    (4,178)
  Hedging gain                                      --     (1,143)
                                               --------   --------
Total deferred tax liabilities                 (25,600)   (32,188)

                                               --------   --------

Net deferred tax asset (liability)             $20,151    $(4,756)
                                               ========   ========

Deferred taxes as recorded on the balance
sheet:
  Current deferred tax asset                   $16,579    $18,143
  Noncurrent deferred tax asset (liability)      3,572    (22,899)
                                               --------   --------

Net deferred tax asset (liability)             $20,151    $(4,756)
                                               ========   ========

     At December 31, 2002 the Company had approximately $11.7 million in state investment tax credits that could be utilized to reduce state income tax liabilities for future tax years through 2008.

     At December 31, 2002 the Company had approximately $26.1 million in foreign net operating loss carryforwards that can be utilized to reduce foreign income tax for future years indefinitely. Approximately $23.3 million of these losses have a valuation allowance against them.

     The cumulative amount of undistributed earnings from foreign subsidiaries amounted to approximately $4 million at December 31, 2002. Although the Company does not currently intend to repatriate earnings from foreign subsidiaries, foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

     Income tax (expense) benefit for components of other comprehensive loss for the years ended December 31, 2002, 2001, and 2000 was as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                2002         2001        2000
                                              ---------   ---------   ---------
Hedging (gain) loss on non-derivative
instrument                                     $ 447       $ (300)     $ (368)
Effect of adopting SFAS No. 133                   --         (135)         --
Loss on derivative instrument designated
   as a cash flow hedge                           16          120          --
Loss on derivative instrument designated
   as a net investment hedge                     471           --          --
Total income tax (expense) benefit for        ---------   ---------   ---------
   components of other comprehensive loss      $ 934       $ (315)     $ (368)
                                              =========   =========   =========

15. STOCK COMPENSATION PLANS

     In 1997, the Company adopted the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the "CommScope Incentive Plan"), which was formally approved by the Company's stockholders in 1998. The Company amended the CommScope Incentive Plan in 1998, 2000, and 2002 to, among other things, increase the number of shares available under the plan. Each of these amendments was approved by the Company's stockholders at the time it was made. The CommScope Incentive Plan provides for the granting of stock options, restricted stock, performance units, performance shares and phantom shares to employees of the Company and its subsidiaries and the granting of stock and stock options to nonemployee directors of the Company. A total of 11.7 million shares have been authorized for issuance under the CommScope Incentive Plan through December 31, 2002. Stock options generally expire 10 years from the date they are granted. Options vest over service periods that generally range from three to four years. Upon initial election to the Company's board of directors, a non-employee director is granted 1,000 shares of stock, which are fully vested and transferable upon issuance, and an option to purchase 20,000 shares of stock, which vest over a three-year period. If a non-employee director remains in office, a similar option is granted every three years. Non-employee directors are also eligible for discretionary stock option awards.


   The following tables summarize the Company's stock option activity and information about stock options outstanding at December 31, 2002:


                                                                 WEIGHTED
                                                                 AVERAGE
                                                     SHARES      EXERCISE
                                                      (IN       PRICE PER
                                                   THOUSANDS)     SHARE
                                                   ----------  ----------
Stock options outstanding at December 31, 1999        4,504      $ 16.96

Granted                                               1,446        18.81
Cancelled                                              (123)       21.67
Exercised                                              (375)       12.57
                                                   ----------  ----------
Stock options outstanding at December 31, 2000        5,452        17.64

Granted                                                 294        21.90
Cancelled                                              (432)       22.40
Exercised                                              (225)       13.00
                                                   ----------  ----------
Stock options outstanding at December 31, 2001        5,089        17.69

Granted                                               3,693        11.18
Cancelled                                              (370)       17.81
Exercised                                               (73)       14.03
                                                   ----------  ----------
Stock options outstanding at December 31, 2002        8,339      $ 14.84
                                                   ==========  ==========

Stock options exercisable at:
     December 31, 2000                                2,747     $ 15.04
     December 31, 2001                                3,703     $ 16.50
     December 31, 2002                                4,221     $ 17.55

Shares reserved for future issuance at
December 31, 2002                                     2,002


                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                 -------------------------------------------------------  --------------  ------------
                                                                                           WEIGHTED
                                   WEIGHTED AVERAGE                                         AVERAGE
                                      REMAINING        WEIGHTED AVERAGE                    EXERCISE
    RANGE OF          SHARES      CONTRACTUAL LIFE      EXERCISE PRICE        SHARES       PRICE PER
 EXERCISE PRICES  (IN THOUSANDS)     (IN YEARS)           PER SHARE       (IN THOUSANDS)     SHARE
 -----------------------------------------------------------------------  --------------  ------------
    $7 to $10          2,297            9.7                  $7.95               55          $ 8.75
    10 to 20           5,384            6.5                  15.06            3,572           14.35
    20 to 30              31            6.8                  23.28               12           23.07
    30 to 40             618            6.9                  37.62              576           37.81
    40 to 48               9            7.2                  44.53                6           44.41
                 -------------------------------------------------------  --------------  ------------
    $7 to $48          8,339            7.3                 $14.84            4,221          $17.55
                 =======================================================  ==============  ============


     The Company has elected to account for stock options using the intrinsic value method. The weighted average fair value per option, disclosed below, has been estimated using the Black-Scholes option pricing model. The assumptions used to develop the weighted average fair value per option were as follows:

                                              YEAR ENDED DECEMBER 31,
                                          ------------------------------
                                            2002       2001      2000
                                          ---------  -------   --------
Valuation assumptions:
  Expected option term (years)                 4.0      3.5       3.5
  Expected volatility                         66.0%    50.0%     50.0%
  Expected dividend yield                      0.0%     0.0%      0.0%
  Risk-free interest rate                      2.5%     4.0%      5.0%

Weighted average fair value per option      $ 5.77   $ 9.05    $ 7.76

16. STOCKHOLDER RIGHTS PLAN

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

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and a cross currency swap contract (see Note 12). For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2002 and 2001 were considered representative of their fair values due to their short terms to maturity. Quoted market prices were not available for the Company's IDA Notes (see
Note 11), but management determined that the fair value of this debt instrument approximated its carrying value based on a discounted cash flow analysis, using interest rates that were available to the Company as of December 31, 2002 and 2001 for issuance of debt with similar terms and remaining maturities. With respect to the Company's convertible notes (see
Note 11), fair value was based on quoted market prices. The fair value of the Company's cross currency swap contract was based on the net present value of the difference between the expected future US dollar cash flows and the expected future euro cash flows. The fair value of the Company's interest rate swap contract at December 31, 2001 was based on the net present value of the expected future contractual cash flows.

     The carrying amounts and estimated fair values of the Company's convertible notes, cross currency swap and interest rate swap as of December 31, 2002 and 2001, are summarized as follows:

                                       AS OF DECEMBER 31,
                            ---------------------------------------
                                   2002                2001
                            ------------------  -------------------
                            Carrying     Fair     Carrying    Fair
                             Amount     Value      Amount    Value
                            ---------------------------------------

Convertible notes           $172,500  $140,588   $172,500  $136,700
Cross currency swap            1,260     1,260         --        --
Interest rate swap                --       --          42        42

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

18. COMMITMENTS AND CONTINGENCIES

     CommScope leases certain equipment and facilities under operating leases expiring at various dates through the year 2011. Rent expense was $7.1 million in 2002, $7.6 million in 2001, and $7.8 million in 2000. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 2002 are: $3.3 million in 2003; $2.8 million in 2004; $2.2 million in 2005; $1.7 million in 2006;
$1.3 million in 2007; and $2.8 million thereafter.

     The Company terminated an operating lease for its corporate office building on December 13, 2002 and exercised its option to acquire the building for $12.8 million.

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

19. INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

     The Company's operations are conducted within one business segment that designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications applications. The Company's primary source of revenues is from product sales to cable television system operators, telecommunications service providers, original equipment manufacturers and distributors. Service revenue from delivery of products shipped by Company owned trucks was not material to the Company's reported sales during 2002, 2001 or 2000. The Company aggregates and reports its results in one reportable segment based on the similarity of its products, production processes, distribution methods, and regulatory environment.

     AT&T Broadband merged with Comcast Corporation in November 2002, to create a new company named Comcast Corporation ("Comcast"). On a pro forma basis for the full year 2002, Comcast, combined with AT&T Broadband, accounted for 20% of the Company's total sales during 2002, compared to approximately 10% of the Company's total sales during 2001 and 2000. No other customer accounted for 10% or more of net sales during 2002, 2001, or 2000. Comcast, on a combined basis with AT&T Broadband, comprised 19% of the Company's gross accounts receivable as of December 31, 2002, compared to 8%, on a combined pro forma basis, as of December 31, 2001. Accounts receivable from another customer comprised approximately 12% of the Company's gross accounts receivable as of December 31, 2002. No other customer accounted for greater than 10% of gross accounts receivable as of December 31, 2002 or 2001.

     Sales to related parties were less than 1% of net sales in 2002 and less than 2% of net sales in 2001 and 2000. Trade accounts receivable from related parties were less than 1% of the Company's total trade accounts receivable balance as of December 31, 2002 and 2001. In the fourth quarter of 2002, Furukawa and its affiliates became related parties to the Company, as a result of Furukawa's acquisition of approximately 13% of CommScope's common stock. During the twelve months ended December 31, 2002, less than 5% of CommScope's total cost of sales and operating expenses were for purchases of optical fiber from OFS Fitel, a wholly owned indirect subsidiary of Furukawa. Purchases from all other related parties were less than 1% of cost of sales and operating expenses in 2002, 2001 and 2000. As of December 31, 2002, less than 25% of the Company's trade accounts payable was related to purchases of optical fiber from OFS Fitel, most of which were purchased during December of 2002. Trade accounts payable to all other related parties were less than 1% of the Company's total trade accounts payable balance as of December 31, 2002 and 2001.

     As of December 31, 2002 and 2001, the Company held a $30 million note receivable from OFS BrightWave, in which CommScope owns an 18.4% equity interest. The Company recognized interest income on this note of $935 for the year ended December 31, 2002 and $125 for the six week period ended December 31, 2001, of which $172 and $23, respectively, was eliminated in consolidation. In addition, as of December 31, 2001, CommScope had a $1.5 million receivable from OFS BrightWave, included in other current assets, for an expected reimbursement of costs incurred by CommScope on behalf of OFS BrightWave related to the formation of OFS BrightWave with Furukawa. The income statement benefit related to this $1.5 million reimbursement, of which $280 was eliminated in consolidation, was recorded to terminated acquisition costs in the fourth quarter of 2001.

     Sales to customers located outside of the United States ("international sales") comprised approximately 19% of net sales in 2002, 23% of net sales in 2001, and 24% of net sales in 2000. International sales by geographic region, based on the destination of product shipments, and worldwide sales by broad product group were as follows (in millions):

                                              YEAR ENDED DECEMBER
                                                      31,
                                             -----------------------
                                              2002   2001    2000
                                             -----------------------

 Latin America                                 $31.0  $64.5   $67.5
 Asia / Pacific Rim                             16.7   26.2    58.9
 Europe                                         44.9   64.9    77.4
 Canada                                         15.1   16.3    23.1
 Other                                           3.8    1.4     5.5
                                             -----------------------

 Total international sales                    $111.5 $173.3  $232.4
                                             =======================


                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                              2002   2001    2000
                                             -----------------------

 Broadband and other video application
 products                                     $496.5 $588.3  $723.8
 Local area network products                    81.2   88.3    85.3
 Wireless and other telecommunications
 products                                       20.8   61.9   140.9
                                             -----------------------
 Total worldwide sales by broad product group $598.5 $738.5  $950.0
                                             =======================

     Net property, plant and equipment by geographic area was as follows (in millions):

                                            AS OF DECEMBER
                                                 31,
                                           -----------------
                                             2002    2001
                                           -----------------

 United States                               $201.6  $238.6
 Belgium                                       10.8    10.3
 Brazil                                        17.1    28.3
                                           -----------------

 Total net property, plant and equipment     $229.5  $277.2
                                           =================

20. SUPPLEMENTAL CASH FLOW INFORMATION

                                            YEAR ENDED DECEMBER 31,
                                        --------------------------------
                                          2002       2001       2000
                                        --------------------------------
Cash paid during the year for:
     Taxes                                  $ 762   $ 23,655  $ 47,268
     Interest (net of capitalized
       amounts)                             8,446      7,732     9,467

Noncash investing and financing
activities:
     Acquisition of interest in OFS
        BrightWave, LLC                        --  $(173,388)       --
     Purchase of note of OFS
        BrightWave, LLC                        --    (30,000)       --
     Issuance of common stock to Lucent        --    203,388        --

21. QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                 FIRST       SECOND      THIRD      FOURTH
                                QUARTER     QUARTER     QUARTER     QUARTER
                              ------------------------------------------------
Fiscal 2002:
  Net sales                       $159,751    $155,014    $147,819   $135,883
  Gross profit                      35,425      31,723      27,076     26,331
  Operating income (loss)           12,197     (11,120)    (19,597)     3,110
  Net loss                          (1,648)    (42,491)    (19,562)    (3,451)
  Net loss per share, basic          (0.03)      (0.69)      (0.32)     (0.06)
  Net loss per share, diluted        (0.03)      (0.69)      (0.32)     (0.06)

Fiscal 2001:
  Net sales                       $217,360    $199,899    $177,702   $143,537
  Gross profit                      52,794      48,310      43,947     34,593
  Operating income                  28,006      11,630      12,460     10,778
  Net income (loss)                 16,579       5,978       6,345     (1,037)
  Net income (loss) per
  share, basic                        0.32        0.12        0.12      (0.02)
  Net income (loss) per
  share, diluted                      0.32        0.11        0.12      (0.02)

                               COMMSCOPE, INC.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                                  ADDITIONS
                                                      -----------------------------------
                                        BALANCE AT
                                       BEGINNING OF   CHARGED TO COSTS   CHARGED TO OTHER   DEDUCTIONS    BALANCE AT END
            DESCRIPTION                   PERIOD        AND EXPENSES   ACCOUNTS (DESCRIBE) (DESCRIBE)(1)    OF PERIOD
-----------------------------------------------------------------------------------------------------------------------
Deducted from assets:
  Allowance for doubtful accounts
     Year ended December 31, 2002        $12,599          $25,217               $ --         $26,005          $11,811
     Year ended December 31, 2001         $9,187           $6,565               $ --          $3,153          $12,599
     Year ended December 31, 2000         $4,838           $4,519               $ --           $ 170           $9,187

-------------------

(1) Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is contained in the sections captioned "Management of the Company--Board of Directors of the Company", "Management of the Company--Committees of the Board of Directors--Board Meetings", and "Management of the Company--Section 16(a) Beneficial Ownership Reporting Compliance" included in our 2003 Proxy Statement, which sections are incorporated herein by reference.

EXECUTIVE OFFICERS

     Set forth below is certain information with respect to the executive officers of the Company as of March 21, 2003.


NAME AND TITLE           AGE                BUSINESS EXPERIENCE
--------------           ---  -----------------------------------------------

Frank M. Drendel         58   Frank M. Drendel has been our Chairman and
Chairman and Chief            Chief Executive Officer since July 28, 1997
Executive Officer             when we were spun-off from General Instrument
                              Corporation (subsequently renamed General
                              Semiconductor, Inc.) and became an independent company. He has served as Chairman and President of CommScope, Inc. of North Carolina, referred to herein as CommScope NC, currently our wholly-owned subsidiary, from 1986 to the spin-off and has served as Chief Executive
                              Officer of CommScope NC since 1976. Prior to that time, Mr. Drendel has held various positions with CommScope NC since 1971. Mr.
                              Drendel is a director of Nextel Communications, Inc., C-SPAN and the National Cable Television
                              Association. Mr. Drendel was also recently inducted into the Cable Television Hall of Fame.

Brian D. Garrett         54   Brian D. Garrett has been President and Chief
President and Chief           Operating Officer of CommScope and CommScope NC
Operating Officer             since 1997.  He was our Executive Vice
                              President, Operations from the spin-off until 1997. From 1996 to 1997, he was Executive Vice
                              President and General Manager of the Network
                              Cable Division of CommScope NC and Vice
                              President and General Manager of the Network
                              Cable Division of CommScope NC from 1986 to
                              1996. Prior to that time, Mr. Garrett has held various positions with CommScope, NC since 1980.

Jearld L. Leonhardt      54   Jearld L. Leonhardt has been our Executive Vice
Executive Vice                President and Chief Financial Officer since
President                     1999.  He has served as our Executive Vice
and Chief Financial           President, Finance and Administration from the
Officer                       spin-off until 1999.  He was our Treasurer from
                              the spin-off until 1997. He has served as Executive Vice President and Chief Financial
                              Officer of CommScope NC since 1999. He has served as Executive Vice President, Finance and
                              Administration of CommScope NC from 1983 until
                              1999 and Treasurer of CommScope NC from 1983 until 1997. Prior to that time, Mr. Leonhardt has held various positions with CommScope NC since 1970.

Randall W. Crenshaw      45   Randall W. Crenshaw has been Executive Vice
Executive Vice                President, Procurement, and General Manager,
President,                    Network Products Group, of CommScope and
Procurement, and              CommScope NC since 2000.  From the spin-off
General Manager,              until 2000, he was Executive Vice President,
Network Products Group        Procurement of CommScope and CommScope NC.
                              From 1994 to 1997, Mr. Crenshaw was Vice
                              President Operations for the Network Cable
                              Division of CommScope NC. Prior to that time, Mr. Crenshaw has held various positions with CommScope NC since 1985.

William R. Gooden        61   William R. Gooden has been our Senior Vice
Senior Vice President         President and Controller since the spin-off.
and Controller                He has served as Senior Vice President and
                              Controller of CommScope NC since 1996 and was Vice President and Controller from 1991 to
                              1996. Prior to that time, Mr. Gooden has held various positions with CommScope NC since 1978.

Edward A. Hally          53   Edward A. Hally has been Executive Vice
Executive Vice                President and General Manager, Wireless
President and General         Products of CommScope and CommScope NC since
Manager, Wireless             October 2002.  From 2001 to 2002, he served as
Products Group                Senior Vice President and General Manager for
                              Inktomi Corporation, a global provider of information-retrieval solutions. Prior to
                              2001, he was Corporate Vice President and
                              General Manager for Motorola GSM System
                              Products Division and based in the United
                              Kingdom. Prior to joining Motorola in 1996, he worked in many capacities at Nortel Networks, ultimately serving as Vice President/General
                              Manager for Nortel's Magellan Data Network
                              Business based in Frankfurt, Germany.

Christopher A. Story     43   Christopher A. Story has been Executive Vice
Executive Vice                President, Global Broadband Products Group,
President,                    Operations, of CommScope and CommScope NC since
Global Broadband              2000.  From 1998 until 2000, he was Senior Vice
Products Group,               President, CATV Operations, of CommScope NC.
Operations                    From 1996 to 1998, he was Vice President, CATV
                              Operations, of CommScope NC. Prior to that time, Mr. Story has held various positions with CommScope NC since 1989.

Gene W. Swithenbank      63   Gene W. Swithenbank has been our Executive
Executive Vice                Vice-President, Global Broadband Products
President, Global             Group, Sales and Marketing since July 2001.
Broadband Products            Prior to that he was Executive Vice President,
Group, Sales and              CATV Sales and Marketing, since the spin-off.
Marketing                     He has served as Executive Vice President, CATV
                              Sales and Marketing, of CommScope NC since
                              1996.  From 1992 to 1996, Mr. Swithenbank was
                              Senior Vice President, CATV Sales and
                              Marketing, of CommScope NC. Prior to that time, Mr. Swithenbank has held various positions with CommScope NC since 1970.

Frank B. Wyatt, II       40   Frank B. Wyatt, II has been Senior Vice
Senior Vice President,        President, General Counsel and Secretary of
General Counsel and           CommScope and CommScope NC since 2000.  He was
Secretary                     Vice President, General Counsel and Secretary
                              of CommScope and CommScope NC from the spin-off until 2000. He has served as General Counsel and Secretary of CommScope NC since 1996.
                              Prior to that time, Mr. Wyatt was an attorney in private law firm practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird
                              LLP) since 1987.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is contained in the section captioned "Management of the Company" in our 2003 Proxy Statement and is incorporated by reference herein. The sections captioned "Management of the Company--Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in our 2003 Proxy Statement are not incorporated by reference herein.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2002:

                                                                     (C)
                                                                  NUMBER OF
                                (A)                              SECURITIES
                             NUMBER OF            (B)             REMAINING
                          SECURITIES TO BE  WEIGHTED-AVERAGE    AVAILABLE FOR
                            ISSUED UPON      EXERCISE PRICE    FUTURE ISSUANCE
                            EXERCISE OF      OF OUTSTANDING     UNDER EQUITY
                            OUTSTANDING         OPTIONS,     COMPENSATION PLANS
                         OPTIONS, WARRANTS    WARRANTS AND       (EXCLUDING
                             AND RIGHTS          RIGHTS          SECURITIES
                                                                REFLECTED IN
PLAN CATEGORY                                                     COLUMN (A))
-------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                        8,339,355           $14.84           2,002,455
Equity compensation plans
not approved by security
holders                           --                --                 --
                           ----------------------------------------------------
   Total                       8,339,355           $14.84           2,002,455
                           ====================================================

     Other information required by this Item is contained in the sections captioned "Beneficial Ownership of Common Stock" and "Management of the Company--Stock Options" in our 2003 Proxy Statement, which sections are incorporated by reference herein.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the section captioned "Management of the Company--Certain Relationships and Related Transactions" in our 2003 Proxy Statement and is incorporated by reference herein.

                                  PART IV


ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents Filed as Part of this Report:

         1. Financial Statements.

               The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:

               Independent Auditors' Report.
               Consolidated Statements of Operations for the Years ended
                  December 31, 2002, 2001, and 2000.
               Consolidated Balance Sheets as of December 31, 2002 and 2001. Consolidated Statements of Cash Flows for the Years ended
                  December 31, 2002, 2001 and 2000.
               Consolidated Statements of Stockholders' Equity and
                  Comprehensive Income (Loss) for the Years ended December 31, 2002, 2001 and 2000.
               Notes to Consolidated Financial Statements.

2.    Financial Statement Schedules.

               Schedule II - Valuation and Qualifying Accounts. Included under Part II, Item 8.

               Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    List of Exhibits.  See Index of Exhibits included on page E-1.

      (b)   Reports on Form 8-K:

               On October 9, 2002 we filed a current report on Form 8-K announcing that we and Furukawa had privately repurchased 10.2 million shares of our common stock held by Lucent; of this amount Furukawa purchased 7,656,900 shares of our common stock, which it plans to hold for investment purposes.

               On November 5, 2002 we filed a current report on Form 8-K announcing our financial results for the third quarter ended September 30, 2002, the termination of our then existing revolving loan credit facility (under which we had no outstanding indebtedness and which was scheduled to expire on December 31, 2002) and that we have obtained temporary financial covenant waivers for the period commencing on September 30, 2002 and through and including December 31, 2002 under our $11 million eurodollar credit agreement and a $13 million operating lease.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CommScope, Inc.



Date:  March 21, 2003               By:/s/ Frank M. Drendel
                                       -------------------------
                                       Frank M. Drendel
                                       Chairman and Chief Executive Officer




   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

/s/ Frank M. Drendel             Chairman of the Board and    March 21, 2003
-------------------------         Chief Executive Officer
       Frank M. Drendel

/s/ Jearld L. Leonhardt        Executive Vice President and   March 21, 2003
-------------------------         Chief Financial Officer
     Jearld L. Leonhardt       (Principal financial officer)

/s/ William R. Gooden            Senior Vice President and    March 21, 2003
-------------------------          Controller (Principal
      William R. Gooden             accounting officer)


/s/ Duncan M. Faircloth                  Director             March 21, 2003
-------------------------
     Duncan M. Faircloth

/s/ Boyd L. George                       Director             March 21, 2003
-------------------------
        Boyd L. George

/s/ George N. Hutton, Jr.                Director             March 21, 2003
-------------------------
    George N. Hutton, Jr.

/s/ June E. Travis                       Director             March 21, 2003
-------------------------
        June E. Travis

/s/ James N. Whitson                     Director             March 21, 2003
-------------------------
       James N. Whitson

                                CERTIFICATIONS


I, Frank M. Drendel, Chairman of the Board and Chief Executive Officer of CommScope, Inc., certify that:


    1.  I have reviewed this annual report on Form 10-K of CommScope, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 21, 2003


                                          /s/ FRANK M. DRENDEL
                                          Frank M. Drendel
                                          Chairman of the Board and Chief
                                          Executive Officer

I, Jearld L. Leonhardt, Executive Vice President and Chief Financial Officer (Principal financial officer) of CommScope, Inc., certify that:


    1.  I have reviewed this annual report on Form 10-K of CommScope, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 21, 2003


                                          /s/ JEARLD L. LEONHARDT
                                          Jearld L. Leonhardt
                                          Executive Vice President and
                                          Chief Financial Officer (Principal
                                          financial officer)

                              INDEX OF EXHIBITS
                              -----------------

Exhibit No.                     Description
-----------                     -----------

  2.1 Stock Purchase Agreement, dated as of October 9, 2002, by and among Lucent Technologies Inc., CommScope, Inc. and The Furukawa Electric Co., Ltd. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929)).
  3.1 Amended and Restated Certificate of Incorporation of CommScope, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
  3.2 Amended and Restated By-Laws of CommScope, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
  4.1 Rights Agreement, dated June 12, 1997, between CommScope, Inc. and ChaseMellon Shareholder Services, L.L.C. (Incorporated herein by reference from the Registration Statement on Form 8-A filed June 30, 1997 (File No. 1-12929)).
  4.1.1 Amendment No. 1 to Rights Agreement, dated as of June 14, 1999, between CommScope, Inc. and ChaseMellon Shareholder Services. (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed June 14, 1999 (File No. 1-12929)).
  4.1.2 Amendment No. 2 to Rights Agreement, dated as of November 15, 2001 between CommScope, Inc. and Mellon Investor Services LLC. (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed November 19, 2001 (File no. 1-12929)).
 10.1 Employee Benefits Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
 10.2 Debt and Cash Allocation Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
 10.3 Insurance Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
 10.4 Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
 10.5 Trademark License Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
 10.6 Transition Services Agreement, dated as of July 25, 1997, between NextLevel Systems, Inc. and CommScope, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
 10.7 Credit and Security Agreement, dated as of January 10, 2003, among CommScope, Inc. of North Carolina, the lenders listed therein, Wachovia Bank National Association, as Agent, and

            Wachovia Securities, Inc, as Arranger.
 10.7.1     Cross Currency Rate and Forward Foreign Exchange Transaction
            Confirmation, dated as of December 2, 2002, between CommScope,
            Inc. of North Carolina and Wachovia Bank National Association.
 10.8+      Amended and Restated CommScope, Inc. 1997 Long-Term Incentive
            Plan (as amended and restated through May 3, 2002).
 10.9+      Form of Severance Protection Agreement between the Company and certain executive officers. (Incorporated by reference from the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1997 (File No. 1-12929)).
 10.9.1+    Form of Amendment to Severance Protection Agreement between the
            Company and certain executive officers. (Incorporated by
            reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12929)).
 10.10+     Employment Agreement between Frank Drendel, General Instrument
            Corporation and CommScope, Inc. of North Carolina, the Letter
            Agreement related thereto dated May 20, 1993 and Amendment to
            Employment Agreement dated July 25, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929)).
 10.11+     The CommScope, Inc. Annual Incentive Plan, as amended through
            June 9, 1999.  (Incorporated by reference from the Company's
            Annual Report on Form 10-K for the year ended December 31, 1999
            (File No. 1-12929)).
 10.12+     1997 CommScope, Inc. of North Carolina Deferred Compensation Plan.
 10.13+     CommScope, Inc. Deferred Compensation Plan for Directors.
 10.14+     CommScope, Inc. Supplemental Executive Retirement Plan, as
            Amended and Restated effective January 1, 2001.
 10.15      Indenture dated as of December 15, 1999 between CommScope, Inc.
            and First Union National Bank, as Trustee (Incorporated by reference from the Company's Registration Statement on form S-3 dated January 14, 2000 (File No. 333-94691)).
 10.16      Amended and Restated Memorandum of Understanding, dated as of
            November 15, 2001, by and between The Furukawa Electric Co., Ltd.
            and CommScope, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001
            (File No. 1-12929)).
 10.16.1    Amendment No. 1, dated as of October 9, 2002, to the Amended and
            Restated Memorandum of Understanding, dated as of November 15,
            2001, by and between The Furukawa Electric Co., Ltd. and
            CommScope, Inc. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File
            No. 1-12929)).
 10.17      Registration Rights Agreement, dated as of November 16, 2001, by and between CommScope, Inc. and Lucent Technologies Inc.
            (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (File No. 1-12929)).
 10.18      Financing Agreement, dated July 24, 2001 among CommScope, Inc.,
            The Furukawa Electric Co., Ltd. and Lucent Technologies Inc.
            (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (File No. 1-12929)).
 10.19      Financing Agreement Supplement, dated November 9, 2001 among
            CommScope, Inc., The Furukawa Electric Co., Ltd. and Lucent
            Technologies Inc.  (Incorporated by reference from the Company's
            Current Report on Form 8-K dated November 26, 2001 (File No.
            1-12929)).

 10.20 Revolving Credit Agreement, dated as of November 16, 2001, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12929)).
 10.20.1 First Amendment to Revolving Credit Agreement, dated as of October 9, 2002, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC.
 10.21 Amended and Restated Limited Liability Company Agreement of OFS BrightWave, LLC, dated November 16, 2001, by and among OFS BrightWave, LLC, Fitel USA Corp. and CommScope Optical Technologies, Inc. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended
            December 31, 2001 (File No. 1-12929)).
 10.22 Stockholders Agreement, dated as of October 9, 2002, by and between CommScope, Inc. and The Furukawa Electric Co., Ltd. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929)).
 10.23 Registration Rights Agreement, dated as of October 9, 2002, by and between CommScope, Inc. and The Furukawa Electric Co., Ltd. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929)).
 21.        Subsidiaries of the Registrant.
 23.1       Consent of Deloitte & Touche LLP.
 23.2       Consent of PricewaterhouseCoopers, LLC.
 99.1       Forward-Looking Information.
 99.2       OFS BrightWave, LLC Consolidated Financial Statements.
 99.3 Certification by Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.4 Certification by Executive Vice President and Chief Financial Officer (Principal financial officer) pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
+    Management Compensation.