Form 10-Q
period 2003-03-31
COMMSCOPE INC
filed 2003-05-14
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the transition period from       to
                                              ---        -----

                        Commission file number 001-12929

                                 CommScope, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                36-4135495
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

Yes  X     No
   -----     -----

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X     No
   -----     -----


As of April 30, 2003 there were 59,219,567 shares of Common Stock outstanding.

                                 COMMSCOPE, INC.
                                    FORM 10-Q
                                 MARCH 31, 2003
                                TABLE OF CONTENTS




                                                                   Page No.
                                                                  ---------

Part I - Financial Information (Unaudited):

  Item 1. Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Operations             3
           Condensed Consolidated Balance Sheets                       4
           Condensed Consolidated Statements of Cash Flows             5
           Condensed Consolidated Statements of Stockholders'
              Equity and Comprehensive Loss                            6
           Notes to Condensed Consolidated Financial Statements      7 - 13

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       14 - 18

  Item 3. Quantitative and Qualitative Disclosures about Market
          Risk                                                         18

  Item 4. Controls and Procedures                                      18

Part II - Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                            19

  Signatures                                                           20

  Certifications                                                    21 - 22

                                 COMMSCOPE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED -- IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                    2003         2002
                                                  ---------    ---------
Net sales                                         $ 129,368    $ 159,751
                                                  ---------    ---------
Operating costs and expenses:
   Cost of sales                                    105,251      124,326
   Selling, general and administrative               20,070       21,233
   Research and development                           1,589        1,995
                                                  ---------    ---------
      Total operating costs and expenses            126,910      147,554
                                                  ---------    ---------

Operating income                                      2,458       12,197
Other income (expense), net                             209         (387)
Interest expense                                     (2,158)      (2,182)
Interest income                                         617          440
                                                  ---------    ---------

Income before income taxes and equity
   in losses of OFS BrightWave, LLC                   1,126       10,068
Provision for income tax expense                       (417)      (3,725)
                                                  ---------    ---------

Income before equity in losses of
   OFS BrightWave, LLC                                  709        6,343
Equity in losses of OFS BrightWave, LLC              (3,782)      (7,991)
                                                  ---------    ---------

Net loss                                          $  (3,073)   $  (1,648)
                                                  =========    =========


Net loss per share:
   Basic                                          $   (0.05)   $   (0.03)
   Assuming dilution                              $   (0.05)   $   (0.03)

Weighted average shares outstanding:
   Basic                                             59,220       61,714
   Assuming dilution                                 59,220       61,714

          See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                (Unaudited)
                                                                  March 31,      December 31,
                                                                    2003             2002
                                                                 ---------        ---------
                              ASSETS
Cash and cash equivalents                                        $ 121,698        $ 120,102
Accounts receivable, less allowance for doubtful
   accounts of $13,185 and $11,811, respectively                    78,852           64,787
Inventories                                                         38,817           36,254
Prepaid expenses and other current assets                           20,816           20,737
Deferred income taxes                                               15,354           16,579
                                                                 ---------        ---------
     Total current assets                                          275,537          258,459

Property, plant and equipment, net                                 224,546          229,515
Goodwill, net of accumulated amortization of
   $59,544 and $59,520, respectively                               151,338          151,334
Other intangibles, net of accumulated amortization
   of $40,556 and $39,930, respectively                              8,209            8,835
Deferred income taxes                                                6,713            3,572
Investment in and advances to OFS BrightWave, LLC                  105,467          111,528
Other assets                                                        10,237            9,425
                                                                 ---------        ---------
     Total Assets                                                $ 782,047        $ 772,668
                                                                 =========        =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $  20,760        $  18,483
Other accrued liabilities                                           32,364           26,005
                                                                 ---------        ---------
     Total current liabilities                                      53,124           44,488

Long-term debt                                                     183,300          183,300
Other noncurrent liabilities                                        29,845           27,345
                                                                 ---------        ---------
     Total Liabilities                                             266,269          255,133

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; Authorized shares:
    20,000,000; Issued and outstanding shares:  None at
    March 31, 2003 and December 31, 2002                              --               --
   Common stock, $.01 par value; Authorized shares:
    300,000,000; Issued shares, including treasury stock:
    61,762,667 at March 31, 2003 and December 31, 2002;
    Issued and outstanding shares: 59,219,567 at
    March 31, 2003 and December 31, 2002                               618              618
   Additional paid-in capital                                      383,541          383,541
   Retained earnings                                               158,442          161,515
   Accumulated other comprehensive loss                            (13,599)         (14,915)
   Treasury stock, at cost: 2,543,100 shares at
    March 31, 2003 and December 31, 2002                           (13,224)         (13,224)
                                                                 ---------        ---------
     Total Stockholders' Equity                                    515,778          517,535
                                                                 ---------        ---------
     Total Liabilities and Stockholders' Equity                  $ 782,047        $ 772,668
                                                                 =========        =========

           See notes to condensed consolidated financial statements.

                                COMMSCOPE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED -- IN THOUSANDS)

                                                                     Three Months Ended
                                                                           March 31,
                                                                 --------------------------
                                                                    2003             2002
                                                                 ---------        ---------
Operating Activities:
Net loss                                                         $  (3,073)       $  (1,648)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                    8,636            9,071
    Equity in losses of OFS BrightWave, LLC, pretax                  6,046           12,734
    Deferred income taxes                                           (1,410)          (2,336)
    Tax benefit from stock option exercises                           --                 71
    Changes in assets and liabilities:
      Accounts receivable                                          (13,809)         (10,735)
      Inventories                                                   (2,360)          (6,492)
      Prepaid expenses and other current assets                         62            1,929
      Accounts payable and other accrued liabilities                 8,684           12,069
      Other noncurrent liabilities                                   1,244            1,151
      Other                                                            172              640
                                                                 ---------        ---------
Net cash provided by operating activities                            4,192           16,454

Investing Activities:
    Additions to property, plant and equipment                      (1,849)          (4,077)
    Proceeds from repayment of advance to OFS BrightWave, LLC         --             13,000
    Proceeds from disposal of fixed assets                              56               48
                                                                 ---------        ---------
Net cash (used in) provided by investing activities                 (1,793)           8,971

Financing Activities:
    Principal payments on long-term debt                              --               (656)
    Long-term financing costs                                       (1,166)            --
    Proceeds from exercise of stock options                           --                418
                                                                 ---------        ---------
Net cash used in financing activities                               (1,166)            (238)

Effect of exchange rate changes on cash                                363             (176)
                                                                 ---------        ---------
Change in cash and cash equivalents                                  1,596           25,011
Cash and cash equivalents, beginning of period                     120,102           61,929
                                                                 ---------        ---------
Cash and cash equivalents, end of period                         $ 121,698         $ 86,940
                                                                 =========        =========

           See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
               (UNAUDITED -- IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2003             2002
                                                               -----------      -----------
Number of common shares outstanding:
   Balance at beginning of period                               59,219,567       61,688,256
   Issuance of shares to nonemployee director                          --             1,000
   Issuance of shares for stock option exercises                       --            27,903
                                                               -----------      -----------
   Balance at end of period                                     59,219,567       61,717,159

Common stock:
   Balance at beginning of period                              $       618      $       617
   Issuance of shares for stock option exercises                       --               --
                                                               -----------      -----------
   Balance at end of period                                    $       618      $       617

Additional paid-in capital:
   Balance at beginning of period                              $   383,541      $   381,823
   Issuance of shares to nonemployee director                          --                16
   Issuance of shares for stock option exercises                       --               418
   Tax benefit from stock option exercises                             --                71
                                                               -----------      -----------
   Balance at end of period                                    $   383,541      $   382,328

Retained earnings:
   Balance at beginning of period                              $   161,515      $   228,667
   Net loss                                                         (3,073)          (1,648)
                                                               -----------      -----------
   Balance at end of period                                    $   158,442      $   227,019

Accumulated other comprehensive loss:
   Balance at beginning of period                              $   (14,915)     $    (4,593)
   Other comprehensive income (loss)                                 1,316              (33)
                                                               -----------      -----------
   Balance at end of period                                    $   (13,599)     $    (4,626)

Treasury stock, at cost:
   Balance at beginning of period                              $   (13,224)     $       --
   Treasury shares repurchased                                         --               --
                                                               -----------      -----------
   Balance at end of period                                    $   (13,224)     $       --
                                                               -----------      -----------
Total stockholders' equity                                     $   515,778      $   605,338
                                                               ===========      ===========

                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2003             2002
                                                               -----------      -----------
Comprehensive loss:
   Net loss                                                    $    (3,073)     $    (1,648)
   Other comprehensive income (loss), net of tax:
     Foreign currency translation gain (loss) -
          foreign subsidiaries                                         (69)              62
     Foreign currency transaction gain (loss) on long-term
          intercompany loans - foreign subsidiaries                  2,196             (251)
     Hedging gain on nonderivative instrument                          --                96
     Gain on derivative financial instrument designated
          as a cash flow hedge                                         --                60
     Loss on derivative financial instrument
          designated as a net investment hedge                        (811)             --
                                                               -----------      -----------
   Total other comprehensive income (loss), net of tax               1,316              (33)
                                                               -----------      -----------

Total comprehensive loss                                       $    (1,757)     $    (1,681)
                                                               ===========      ===========

           See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


1. BACKGROUND AND BASIS OF PRESENTATION

Background

   CommScope, Inc. ("CommScope" or the "Company"), through its wholly owned subsidiaries and equity method investee, operates in the cable manufacturing business, with manufacturing facilities located in the United States, Europe and Latin America. CommScope, Inc. was incorporated in Delaware in January 1997. CommScope is a leading worldwide designer, manufacturer and marketer of a wide array of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. Management believes CommScope is the world's largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) broadband networks. CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications. In late 2001, CommScope acquired an equity interest in an optical fiber and fiber optic cable manufacturing business (see Note 5).

Basis of Presentation

   The condensed consolidated balance sheet as of March 31, 2003, and the condensed consolidated statements of operations, cash flows, stockholders' equity and comprehensive loss for the three month periods ended March 31, 2003 and 2002 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

   The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2002 audited consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

Concentrations of Risk

   Net sales to Comcast Corporation ("Comcast"), which merged with AT&T Broadband in November 2002, accounted for 23% and net sales to another customer accounted for 11% of the Company's total net sales during the three months ended March 31, 2003. During the three months ended March 31, 2002, net sales to Comcast, as if combined with AT&T Broadband during the period, accounted for 16% and net sales to another customer accounted for 11% of the Company's total net sales.

   Accounts receivable from Comcast comprised approximately 30% of the Company's net accounts receivable as of March 31, 2003, compared to 23% as of December 31, 2002. Accounts receivable from another customer represented approximately 12% of net accounts receivable as of March 31, 2003, compared to 14% as of December 31, 2002.

Goodwill and Other Intangibles

   The carrying value of other intangible assets as of March 31, 2003 in the amount of $8.2 million, net of accumulated amortization of $40.6 million, represents patented technology, with a carrying value of $0.1 million, and customer relationship assets, with a carrying value of $8.1 million. Amortization expense associated with these intangible assets was $626 for the three months ended March 31, 2003 and $627 for the three months ended March 31, 2002. Annual amortization expense for these other intangible assets is expected to be $2.5 million in 2003, $2.4 million in 2004, $2.4 million in 2005 and $1.5 million in 2006.

   The change in goodwill from December 31, 2002 to March 31, 2003 was due to the impact of translating the euro-denominated goodwill on the balance sheet of the Company's Belgian subsidiary into CommScope's US dollar reporting currency.

Stock Options

   As of March 31, 2003, the Company had one stock-based employee compensation plan, the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan. The Company accounts for this plan under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

                                                                 Three Months
                                                                Ended March 31,
                                                           -----------------------
                                                             2003            2002
                                                           -------         -------
Net loss, as reported                                      $(3,073)        $(1,648)
Add: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                      1,721           1,715
                                                           -------         -------

Pro forma net loss                                         $(4,794)        $(3,363)
                                                           =======         =======

Net loss per share:
     Basic--as reported                                    $ (0.05)        $ (0.03)
     Basic--pro forma                                      $ (0.08)        $ (0.05)

     Diluted--as reported                                  $ (0.05)        $ (0.03)
     Diluted--pro forma                                    $ (0.08)        $ (0.05)

Reclassifications

   Certain prior period amounts have been reclassified to conform to the 2003 presentation.

Impact of Newly Issued Accounting Standards

   In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS

No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions related to the alternative transition methods and the new disclosure requirements were effective for the Company as of December 31, 2002. There was no impact on the Company's financial condition or results of operations as a result of the adoption of SFAS No. 148, but the Company's disclosures related to stock-based compensation have been modified in accordance with the new requirements. The interim reporting provisions of SFAS No. 148 were effective for the Company as of March 31, 2003, and management has modified the Company's quarterly disclosures in accordance with the new requirements.

   In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN
46 addresses how to identify a variable interest entity and provides guidance on when such an entity should be consolidated by an enterprise. The Company does not currently hold an interest in a variable interest entity, thus the initial application of this Interpretation did not affect the Company's results of operations, financial condition or disclosures.


2. INVENTORIES

                                    March 31,     December 31,
                                      2003            2002
                                    --------        --------
      Raw materials                 $ 12,357        $ 12,402
      Work in process                 10,086          11,160
      Finished goods                  16,374          12,692
                                    --------        --------
                                    $ 38,817        $ 36,254
                                    ========        ========


3. LONG-TERM DEBT

                                    March 31,      December 31,
                                      2003            2002
                                    --------        --------

      Convertible Notes             $172,500        $172,500
      IDA Notes                       10,800          10,800
                                    --------        --------
                                    $183,300        $183,300
                                    ========        ========

   The Company entered into a new $100 million senior secured revolving credit facility, which closed January 10, 2003. The facility, which was established for future liquidity, working capital needs and other general corporate purposes, was not drawn at closing and has not been drawn in any amount from that date through March 31, 2003. The facility is secured by substantially all of the Company's assets and can have a maximum availability of up to $100 million over its three and a half year expected term, subject to certain covenants and conditions contained in the agreement. As of March 31, 2003, the Company had availability of approximately $76 million and no outstanding borrowings under this senior secured revolving credit facility.

4. NET LOSS PER SHARE

   Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable periods. Diluted net loss per share is based on net loss adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities.

   On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of
20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the calculation of net loss per share, assuming dilution, for the three month periods ended March 31, 2003 and 2002 because it would have been antidilutive in both periods.

   Additionally, options to purchase approximately 6.1 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three months ended March 31, 2003 because they would have been antidilutive. Options to purchase approximately 1.4 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three months ended March 31, 2002 because they would have been antidilutive.


5. EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

   Effective November 16, 2001, CommScope acquired an 18.4% ownership interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber optic cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan. CommScope's portion of the losses of OFS BrightWave for the three month periods ended March 31, 2003 and 2002 has been included in the condensed consolidated financial statements of CommScope for the quarters ended March 31, 2003 and 2002. These results are net of elimination of intercompany income in the amount of $27 and $32, net of tax, for the three month periods ended March 31, 2003 and 2002, respectively, related to interest payments received from OFS BrightWave under a $30 million revolving note. OFS BrightWave has elected to be taxed as a partnership, therefore the Company's income tax benefit from flow through losses has been recorded based on the Company's tax rates. Income tax expense or benefit provided by OFS BrightWave for income or losses generated by its c-corporation subsidiary does not flow through to CommScope, and therefore does not impact CommScope's income tax benefit from flow-through losses of OFS BrightWave. However, the income tax expense or benefit provided for the income or loss generated by OFS BrightWave's c-corporation subsidiary does impact CommScope's equity interest in the net assets of OFS BrightWave, as shown in the reconciliation below.

   The following table provides summary financial information for OFS BrightWave for the three month periods ended March 31, 2003 and 2002 and as of March 31, 2003 and December 31, 2002:

                                            Three Months Ended
                                                 March 31,
                                         -------------------------
                                           2003             2002
                                         --------         --------
   Income Statement Data:
     Net revenues                        $ 28,266         $ 26,797
     Gross profit                         (20,553)         (48,433)
     Loss from continuing operations      (32,803)         (69,083)
     Net loss                             (32,803)         (69,083)

                                                   As of
                                         --------------------------
                                         March 31,     December 31,
                                           2003            2002
                                         --------         --------
   Balance Sheet Data:
     Current assets                      $ 91,049         $ 83,876
     Noncurrent assets                    640,043          655,265
     Current liabilities                   65,662           57,353
     Other noncurrent liabilities         200,409          182,297
     Minority interests                    43,747           45,338

   The reconciliation of CommScope's investment in and advances to OFS BrightWave compared to CommScope's equity interest in the net assets of OFS BrightWave as of March 31, 2003 and December 31, 2002 was as follows:

                                                              As of
                                                    -------------------------
                                                    March 31,    December 31,
                                                       2003           2002
                                                    ---------       ---------

   Net assets of OFS BrightWave, LLC                $ 421,274       $ 454,153
   CommScope ownership percentage                    18.43225%       18.43225%
                                                    ---------       ---------
     CommScope equity interest in net assets
       of OFS BrightWave, LLC                          77,650          83,711
   Plus:
     Notes receivable from OFS BrightWave, LLC         30,000          30,000
     Direct costs of acquisition                        4,763           4,763
     Nonproportionate equity adjustments by
       majority member in OFS BrightWave, LLC          (1,036)         (1,036)
   Less:
     Income tax benefit related to CommScope's
       share of losses generated by OFS
       BrightWave, LLC's domestic c-corporation
       subsidiary                                      (5,910)         (5,910)
                                                    ---------       ---------
   Investment in and advances to OFS BrightWave,
       LLC                                          $ 105,467       $ 111,528
                                                    =========       =========

6. INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME/LOSS

                                                    Three Months Ended
                                                          March 31,
                                                    -------------------
                                                     2003          2002
                                                    -----         -----
   Income tax benefit (expense) for components
      of other comprehensive income/loss:
   Hedging gain on nonderivative instrument         $  --         $ (57)
   Gain on derivative instrument designated
      as a cash flow hedge                             --           (35)
   Loss on derivative instrument designated
      as a net investment hedge                       477            --
                                                    -----         -----
   Total income tax benefit (expense) for
      components of other comprehensive
      income/loss                                   $ 477         $ (92)
                                                    =====         =====


7. DERIVATIVES AND HEDGING ACTIVITIES

    As of March 31, 2003, the only derivative financial instrument outstanding was a cross currency swap, which was designated and documented at inception as a net investment hedge of a portion of the Company's net investment in its Belgian subsidiary. The notional amount of this derivative financial instrument, which is a cross currency swap of US dollars for euros, was $20 million at inception of the hedging relationship and as of March 31, 2003. This hedging instrument was effective at inception of the hedging relationship and at March 31, 2003 and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The fair value of this derivative instrument, reflected in other noncurrent liabilities, was approximately $2.6 million as of March 31, 2003, compared to $1.3 million as of December 31, 2002.

   The only derivative instrument outstanding for the three months ended March 31, 2002 was an interest rate swap, which effectively converted the variable-rate Eurodollar Credit Agreement to a fixed-rate basis. This interest rate swap was designated and documented as a cash flow hedge of the changes in the cash flows attributable to fluctuations in the variable benchmark interest rate associated with the underlying debt being hedged. The Eurodollar Credit Agreement was designated and effective as a partial hedge of the Company's net investment in its Belgian subsidiary. As of December 2, 2002, the Company terminated both the Eurodollar Credit Agreement and the related interest rate swap agreement, which were both scheduled to expire on March 1, 2006. As a result, both hedging relationships were terminated as well.

   There were no material reclassifications from other comprehensive income
(loss) to earnings during the three month periods ending March 31, 2003 and 2002.

   Activity in the accumulated net gain (loss) on derivative instrument included in accumulated other comprehensive loss for the three month periods ended March 31, 2003 and 2002 consisted of the following:

                                                            Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                             2003        2002
                                                           -------      ------
   Accumulated net gain (loss) on derivative instrument,
      beginning of period                                  $  (802)     $   27
   Net gain on derivative financial instrument designated
      as a cash flow hedge                                      --          60
   Net loss on derivative financial instrument designated
      as a net investment hedge                               (811)         --
                                                           -------      ------
   Accumulated net gain (loss) on derivative instrument,
      end of period                                        $(1,613)     $   87
                                                           =======      ======


8. SUPPLEMENTAL CASH FLOW INFORMATION
                                                             Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                            2003         2002
                                                           -------      ------
   Cash paid during the period for:
     Taxes                                                 $ 558        $ 179
     Interest (net of capitalized amounts)                   854          296

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in our 2002 Annual Report on Form 10-K.

HIGHLIGHTS

   For the quarter ended March 31, 2003, we incurred a net loss of $3.1 million, or $0.05 per share, compared to a net loss of $1.6 million, or $0.03 per share, for the quarter ended March 31, 2002. Included in these net losses were after tax equity method losses in OFS BrightWave, LLC ("OFS BrightWave") of $3.8 million, or $0.06 per share, during the three months ended March 31, 2003, compared to $8.0 million, or $0.13 per share, during the three months ended March 31, 2002. Although OFS BrightWave's performance improved year over year in the first quarter, the challenging global business environment continues to adversely affect its sales and gross profit.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 WITH THE THREE MONTHS ENDED MARCH 31, 2002

Net sales

   Net sales for the quarter ended March 31, 2003 decreased $30.4 million, or 19.0%, to $129.4 million, compared to the quarter ended March 31, 2002. The decrease in net sales was mainly due to lower sales of broadband and other video distribution products ("Broadband/Video Products").

   Domestic sales for the quarter ended March 31, 2003 decreased 22.7% to $104.2 million, compared to the quarter ended March 31, 2002, mainly due to lower Broadband/Video Product sales. For the quarter ended March 31, 2003, international sales were essentially stable compared to the quarter ended March 31, 2002.

   Net sales of Broadband/Video Products for the first quarter of 2003 decreased $31.8 million, or 23.9%, to $101.3 million, compared to the same period in 2002. This decrease primarily resulted from a decline in domestic sales mainly due to the lower year-over-year volume of sales to Adelphia Communications Corp. and Charter Communications, Inc. This decrease was somewhat offset by a higher year-over-year volume of sales to Comcast Corporation ("Comcast"), which completed its merger with AT&T Broadband in November 2002. However, sales to Comcast declined from the fourth quarter of 2002, partly due to the impact of higher fourth quarter 2002 inventory levels, which we believe were built in anticipation of the merger. First quarter 2003 net sales to Comcast represented 23% of total net sales. Pricing for coaxial cable remained relatively stable during the first quarter of 2003, compared to the same period last year. In contrast, prices for fiber optic cable, which represented more than 10% of total net sales during the three months ended March 31, 2003, continued to experience significant pressure. Yet, despite this pricing pressure, we achieved substantial growth in fiber optic cable sales volume resulting in a year-over-year increase in fiber optic cable sales of more than 20% in the first quarter of 2003. Although fiber optic cable margins remain under pressure in the current environment, we believe that enhancing our overall market position through our relationship with OFS will provide important long-term benefits.

   Net sales of local area network and other data applications products ("LAN Products") for the first quarter of 2003 increased by $3.0 million, or 15.0%, to $23.0 million, compared to the same period in 2002. In addition, we achieved significant sequential growth in LAN Product sales, which increased $8.9 million, or 63%, from the fourth quarter of 2002. Sales of LAN Products benefited from strengthening project business and increasing fiber optic and apparatus sales volumes, which more than offset pricing declines in certain LAN Products.

   Net sales of wireless and other telecommunications products ("Wireless and Other Telecom Products") for the first quarter of 2003 declined to $5.1 million compared to $6.7 million in the same period last year, primarily due to the combination of lower volume and pricing pressure. We expect ongoing softness and significant competitive pressures for our Wireless and Other Telecom Products. The general slowdown in telecommunications capital spending and the inability of certain customers to get financing for their projects has had a significant impact on sales of our Wireless Products. Although we continue to experience aggressive competition in the wireless market, we achieved sequential sales growth in the first quarter of 2003, which was the second straight quarter of sequential improvement.

Gross profit (net sales less cost of sales)

   Gross profit for the first quarter ended March 31, 2003 decreased to $24.1 million, compared to first quarter 2002 gross profit of $35.4 million, and first quarter gross profit margin declined to 18.6% from 22.2%, year over year. The decreases in gross profit and gross profit margin were primarily due to lower sales volume and competitive pricing pressure for certain products, including fiber optic cable and LAN Products. The impact of lower sales volumes, which resulted in lower overhead absorption for many products, more than offset the year-over-year gross profit improvement resulting from workforce reductions and asset impairments. Additionally, we are experiencing rising costs of certain raw materials, primarily polyethylene and other plastics, and expect these cost increases to negatively impact our gross profit margin in the near term.

Selling, general and administrative

   Selling, general and administrative ("SG&A") expense for the first quarter ended March 31, 2003 was $20.1 million, or 15.5% of net sales, compared to $21.2 million, or 13.3% of net sales, for the same period in 2002. The year-over-year decrease in SG&A expense was primarily due to lower variable costs attributable to lower sales volume. The year-over-year increase in SG&A expense as a percentage of net sales was primarily due to sales declining faster than the decline in sales and marketing expense, as well as our ongoing investment in our information technology infrastructure. We intend to continue to fund domestic and international sales and marketing efforts in order to enhance our competitive position around the world in anticipation of improving global economic conditions. We also plan to continue investing in our information technology infrastructure in order to further differentiate our service model through technology. Additionally, we believe we have taken appropriate charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances and other relevant factors.

Research and development

   Research and development ("R&D") expense decreased to $1.6 million, or 1% of net sales, for the first quarter ended March 31, 2003 from $2.0 million, or 1% of net sales, for the same period in 2002. We expect R&D expense to remain at approximately 1% of net sales in the near term.

Net interest expense

   Net interest expense for the quarter ended March 31, 2003 was $1.5 million, compared to $1.7 million for the same period in 2002. The decrease in net interest expense was primarily due to an increase in interest income earned on a higher level of cash and cash equivalents.

Income taxes

   Our effective income tax rate was 37% for the three month periods ended March 31, 2003 and 2002.

Equity in losses of OFS BrightWave, LLC

    For the three months ended March 31, 2003 and 2002, our 18.4% equity interest in the losses of OFS BrightWave was approximately $6.0 million and $12.7 million, pretax, respectively. Since OFS BrightWave has elected to be taxed as a partnership, we recorded a tax benefit related to our 18.4% equity interest in the flow-through losses of approximately $2.2 million and $4.7 million for the three months ended March 31, 2003 and 2002, respectively. Although OFS BrightWave made progress in both revenue expansion and cost reduction during the quarter ended March 31, 2003, OFS BrightWave operates in some of the same markets we do and its financial results were also adversely affected by the difficult market environment in telecommunications and the challenging global economic conditions. We expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products at least through 2003. We therefore believe OFS BrightWave will incur losses through 2003, and as a result we will continue to recognize noncash equity method losses from our investment in OFS BrightWave. Our investment in OFS BrightWave provides us with an interest in one of the world's largest producers of optical fiber and cable. Despite these recent and anticipated losses, we believe this investment and our relationship with The Furukawa Electric Co., Ltd. have enhanced our competitive position with the domestic broadband and LAN service providers by providing, among other things, access to a broad array of technologically advanced optical fibers.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of liquidity both on a short-term and long-term basis are cash and cash equivalents, cash flows provided by operations and availability under our senior secured revolving credit facility ("secured credit facility"). Reduced sales and profitability could reduce cash provided by operations and limit availability under the secured credit facility. In addition, increases in working capital, due to seasonal fluctuations in sales and collections, among other things, could reduce our operating cash flows in the short term.

   Cash provided by operating activities was $4.2 million for the three months ended March 31, 2003, compared to $16.5 million for the same period in 2002. This year-over-year decrease in operating cash flow primarily resulted from lower sales and profitability.

   Working capital was $222.4 million at March 31, 2003, compared to $214.0 million at December 31, 2002. This increase in working capital during the three months ended March 31, 2003 primarily related to an increase in accounts receivable of $14.1 million over the same period to $78.9 million as of March 31, 2003. This increase in accounts receivable was primarily driven by seasonal fluctuations in sales and collections and partly by an increase in average days sales outstanding. First quarter sales are typically concentrated near the end of the quarter as we emerge from the historically slower winter months, while fourth quarter sales are typically concentrated near the beginning of the quarter or spread more evenly throughout the quarter as we approach the winter months. This timing difference in sales affects the collections of accounts receivable within each quarter and the balance of accounts receivable at the end of each quarter. If sales are concentrated near the end of the quarter, as they typically are in the first quarter, most of the related receivables will generally be collected in the following quarter, normally resulting in an increase in accounts receivable from the fourth quarter to the first quarter, regardless of the sequential increase or decrease in sales.

   During the three months ended March 31, 2003, we invested $1.9 million in property, plant and equipment compared to $4.1 million during the same period in 2002. While we may place additional production capability in certain international markets, we expect capital expenditures to remain at a level below depreciation and amortization expense for the next several years. We currently expect capital expenditures to be in the range of $12 to $15 million in 2003, primarily for cost reduction efforts and information technology initiatives, depending upon business conditions.

   Our long-term debt totaled $183.3 million, or 26% of our book capital structure, defined as long-term debt and total stockholders' equity, as of March 31, 2003 and December 31, 2002.

   We entered into a new $100 million senior secured revolving credit facility, which closed January 10, 2003. The facility, which was established for future liquidity, working capital needs and other general corporate purposes, was not drawn at closing and has not been drawn in any amount from that date through March 31, 2003. The facility is secured by substantially all of our assets and can have a maximum availability of up to $100 million over its three and a half year expected term, subject to certain covenants and conditions contained in the agreement. As of March 31, 2003, we had availability of approximately $76 million and no outstanding borrowings under this secured credit facility.

   In April 2003, Standard & Poor's Rating Services ("S&P") announced that it lowered its corporate credit rating on CommScope to "BB" from "BB+" and its subordinated debt rating to "B+" from "BB-." Although S&P indicated that the outlook for CommScope is stable, the downgrade was based on reduced sales and profitability forecasts. The lower ratings do not affect interest rates or covenant compliance under our existing debt agreements. As a result, we believe the lower ratings do not have a material impact on our financial position, cash flows or results of operations.

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

   These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, expected demand from Comcast and other major domestic Multiple System Operators, ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us, product demand and industry excess capacity, changes or fluctuations in global business conditions, financial performance of OFS BrightWave, competitive pricing and acceptance of our products, changes in cost and availability of key raw materials (including without limitation polyethylene and other plastics, bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources), ability to recover higher material and transportation costs from our customers through price increases, possible future impairment charges for goodwill and other long-lived assets, industry competition and ability to retain customers, possible disruption due to customer or supplier bankruptcy, reorganization or restructuring, ability to obtain financing and capital on commercially reasonable terms, covenant restrictions and ability to comply with covenants in debt agreements, successful operation of bimetal manufacturing and other vertical integration activities, successful expansion and related operation of our facilities, product performance issues, achievement of sales, growth, and earnings goals, ability to achieve reductions in costs, margin improvement, ability to retain and attract key personnel, developments in technology, intellectual property protection, adequacy and availability of insurance, litigation or regulatory developments, including future or pending tax legislation, stock price fluctuations, foreign currency fluctuations, technological obsolescence, acquisition activities and the ability to integrate acquisitions, our participation in joint ventures, international economic and political uncertainties, possible disruption due to terrorist activity or armed conflict, outbreaks of sicknesses (such as SARS) and other factors discussed. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions, acquisitions of telecommunications companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit
99.1 to our Annual Report on Form 10-K. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. We believe our exposure associated with these market risks has not materially changed since December 31, 2002. We have not acquired any new derivative financial instruments since December 31, 2002 or terminated any derivative financial instruments that existed at that date.

ITEM 4.CONTROLS AND PROCEDURES

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

   (b)   Reports on Form 8-K filed during the three months ended March 31, 2003:

         On January 13, 2003, we filed a current report on Form 8-K announcing the establishment of a new credit facility.

         On February 20, 2003, we filed a current report on Form 8-K announcing our financial results for the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMSCOPE, INC.

May 14, 2003              /s/ Jearld L. Leonhardt
---------------------     ----------------------------------------------------
Date                      Jearld L. Leonhardt
                          Executive Vice President and Chief Financial Officer
                          signing both in his capacity as Executive Vice
                          President on behalf of the Registrant and as Chief
                          Financial Officer of the Registrant

                                 CERTIFICATIONS

I, Frank M. Drendel, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of CommScope, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (and persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003
      ---------------------
By:   /s/ Frank M. Drendel
      ---------------------
      Frank M. Drendel
      Chairman and Chief Executive Officer

I, Jearld L. Leonhardt, certify that:

   1.   I have reviewed this quarterly report on Form 10-Q of CommScope, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (and persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003
      -----------------------
By:   /s/ Jearld L. Leonhardt
      -----------------------
      Jearld L. Leonhardt
      Executive Vice President and Chief Financial Officer

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of CommScope, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank M. Drendel, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:   /s/ Frank M. Drendel
      --------------------
      Frank M. Drendel
      Chairman and Chief Executive Officer


Date: May 14, 2003
      --------------------

                                                                    Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of CommScope, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jearld L. Leonhardt, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:   /s/ Jearld L. Leonhardt
      -----------------------
      Jearld L. Leonhardt
      Executive Vice President and Chief Financial Officer


Date: May 14, 2003
      -----------------------