Form 10-Q
period 2003-06-30
COMMSCOPE INC
filed 2003-08-11
CIK 1035884

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                 FORM 10-Q

(Mark One)
[X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

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

Yes  X     No
    ----      ----
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X     No
    ----      ----

As of July 31, 2003 there were 59,219,567 shares of Common Stock outstanding.

                              COMMSCOPE, INC.
                                 FORM 10-Q
                               JUNE 30, 2003
                             TABLE OF CONTENTS
                                                                      Page No.
                                                                   -----------

Part I - Financial Information (Unaudited):

     Item 1. Condensed Consolidated Financial Statements:
               Condensed Consolidated Statements of Operations             3
               Condensed Consolidated Balance Sheets                       4
               Condensed Consolidated Statements of Cash Flows             5
               Condensed Consolidated Statements of Stockholders'
                  Equity and Comprehensive Loss                            6
               Notes to Condensed Consolidated Financial Statements      7 - 14

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      15 - 20

     Item 3. Quantitative and Qualitative Disclosures about Market Risk   20

     Item 4. Controls and Procedures                                      20

Part II - Other Information:

     Item 4. Submission of Matters to a Vote of Security Holders          21

     Item 6. Exhibits and Reports on Form 8-K                             21

     Signatures                                                           22


                              COMMSCOPE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED -- IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended       Six Months Ended
                                                           June 30,               June 30,
                                           ----------------------------  ----------------------------
                                                 2003          2002           2003           2002
                                           -------------  -------------  -------------  -------------

Net sales                                     $ 141,422      $ 155,014      $ 270,790      $ 314,765
                                           -------------  -------------  -------------  -------------
Operating costs and expenses:
   Cost of sales                                112,623        123,291        217,874        247,617
   Selling, general and administrative           21,811         41,060         41,881         62,293
   Research and development                       1,455          1,783          3,044          3,778
   Impairment charges for fixed assets           31,728              -         31,728              -
                                           -------------  -------------  -------------  -------------
       Total operating costs and expenses       167,617        166,134        294,527        313,688
                                           -------------  -------------  -------------  -------------
Operating income (loss)                         (26,195)       (11,120)       (23,737)         1,077
Other income (expense), net                          (4)           746            205            359
Interest expense                                 (2,183)        (2,259)        (4,341)        (4,441)
Interest income                                     715            566          1,332          1,006
                                           -------------  -------------  -------------  -------------
Loss before income taxes and equity
   in losses of OFS BrightWave, LLC             (27,667)       (12,067)       (26,541)        (1,999)
Provision for income tax benefit                 10,237          4,465          9,820            740
                                           -------------  -------------  -------------  -------------
Loss before equity in losses of
   OFS BrightWave, LLC                          (17,430)        (7,602)       (16,721)        (1,259)
Equity in losses of OFS BrightWave, LLC         (33,945)       (34,889)       (37,727)       (42,880)
                                           -------------  -------------  -------------  -------------
Net loss                                      $ (51,375)     $ (42,491)     $ (54,448)     $ (44,139)
                                           =============  =============  =============  =============
Net loss per share:
   Basic                                        $ (0.87)       $ (0.69)       $ (0.92)       $ (0.71)
   Assuming dilution                            $ (0.87)       $ (0.69)       $ (0.92)       $ (0.71)

Weighted average shares outstanding:
   Basic                                         59,220         61,758         59,220         61,737
   Assuming dilution                             59,220         61,758         59,220         61,737



         See notes to condensed consolidated financial statements.


                                    COMMSCOPE, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 (Unaudited)
                                                                  June 30,       December 31,
                                                                    2003             2002
                                                                --------------   -------------
                                         ASSETS


Cash and cash equivalents                                           $ 140,281        $ 120,102
Accounts receivable, less allowance for doubtful accounts of
   $14,605 and $11,811, respectively                                   71,471           64,787
Inventories                                                            37,437           36,254
Prepaid expenses and other current assets                              25,979           20,737
Deferred income taxes                                                  15,464           16,579
                                                                --------------   --------------
       Total current assets                                           290,632          258,459

Property, plant and equipment, net                                    189,690          229,515
Goodwill, net of accumulated amortization of
   $59,561 and $59,520, respectively                                  151,349          151,334
Other intangibles, net of accumulated amortization of
   $41,182 and $39,930, respectively                                    7,583            8,835
Deferred income taxes                                                  33,282            3,572
Investment in and advances to OFS BrightWave, LLC                      51,574          111,528
Other assets                                                            8,860            9,425
                                                                --------------   --------------
       Total Assets                                                 $ 732,970        $ 772,668
                                                                ==============   ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $ 18,122         $ 18,483
Other accrued liabilities                                              29,088           26,005
                                                                --------------   --------------
       Total current liabilities                                       47,210           44,488

Long-term debt                                                        183,300          183,300
Other noncurrent liabilities                                           32,506           27,345
                                                                --------------   --------------
       Total Liabilities                                              263,016          255,133

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; Authorized shares:  20,000,000;
     Issued and outstanding shares:  None at June 30, 2003
     and December 31, 2002                                                 --               --
   Common stock, $.01 par value; Authorized shares:  300,000,000;
     Issued shares, including treasury stock: 61,762,667 at
     June 30, 2003 and December 31, 2002; Issued and
     outstanding shares: 59,219,567 at June 30, 2003 and
     December 31, 2002                                                    618              618
   Additional paid-in capital                                         383,541          383,541
   Retained earnings                                                  107,067          161,515
   Accumulated other comprehensive loss                                (8,048)         (14,915)
   Treasury stock, at cost: 2,543,100 shares at June 30, 2003
     and December 31, 2002                                            (13,224)         (13,224)
                                                                --------------   --------------
       Total Stockholders' Equity                                     469,954          517,535
                                                                --------------   --------------
       Total Liabilities and Stockholders' Equity                   $ 732,970        $ 772,668
                                                                ==============   ==============

         See notes to condensed consolidated financial statements.



                              COMMSCOPE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED -- IN THOUSANDS)

                                                                      Six Months Ended
                                                                          June 30,
                                                                 ----------------------------
                                                                       2003           2002
                                                                  -------------   ------------
OPERATING ACTIVITIES:
Net loss                                                            $ (54,448)     $ (44,139)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                      17,433         18,279
    Equity in losses of OFS BrightWave, LLC, pretax                    59,970         68,146
    Impairment charges for fixed assets                                31,728             --
    Deferred income taxes                                             (27,463)       (20,688)
    Tax benefit from stock option exercises                                --            128
    Changes in assets and liabilities:
       Accounts receivable                                             (5,750)        17,061
       Inventories                                                       (338)        (2,105)
       Prepaid expenses and other current assets                       (4,584)        (1,880)
       Accounts payable and other accrued liabilities                   2,965          7,719
       Other noncurrent liabilities                                     2,609          2,659
       Other                                                              478            112
                                                                  -------------   ------------
Net cash provided by operating activities                              22,600         45,292

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                         (2,512)        (5,439)
    Proceeds from repayment of advance to OFS BrightWave, LLC              --         12,646
    Proceeds from disposal of fixed assets                                 75            164
                                                                 -------------   ------------
Net cash (used in) provided by investing activities                    (2,437)         7,371

FINANCING ACTIVITIES:
    Principal payments on long-term debt                                   --         (1,371)
    Long-term financing costs                                          (1,195)          (336)
    Proceeds from exercise of stock options                                --          1,029
                                                                 -------------   ------------
Net cash used in financing activities                                  (1,195)          (678)

Effect of exchange rate changes on cash                                 1,211          1,058
                                                                 -------------   ------------
Change in cash and cash equivalents                                    20,179         53,043
Cash and cash equivalents, beginning of period                        120,102         61,929
                                                                 -------------   ------------
Cash and cash equivalents, end of period                            $ 140,281      $ 114,972
                                                                 =============   ============

         See notes to condensed consolidated financial statements.



                     COMMSCOPE, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  AND COMPREHENSIVE LOSS
    (UNAUDITED -- IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                            Six Months Ended
                                                                               June 30,
                                                                       --------------------------
                                                                          2003           2002
                                                                       ------------  -------------
Number of common shares outstanding:
     Balance at beginning of period                                     59,219,567     61,688,256
     Issuance of shares to nonemployee director                                  -          1,000
     Issuance of shares for stock option exercises                               -         73,411
                                                                       -----------  -------------
     Balance at end of period                                           59,219,567     61,762,667
                                                                       -----------  -------------
Common stock:
     Balance at beginning of period                                          $ 618          $ 617
     Issuance of shares for stock option exercises                               -              1
                                                                       -----------  -------------
     Balance at end of period                                                $ 618          $ 618
                                                                       -----------  -------------
Additional paid-in capital:
     Balance at beginning of period                                      $ 383,541      $ 381,823
     Issuance of shares to nonemployee director                                  -             16
     Issuance of shares for stock option exercises                               -          1,028
     Tax benefit from stock option exercises                                     -            128
                                                                       -----------  -------------
     Balance at end of period                                            $ 383,541      $ 382,995
                                                                       ------------  -------------
Retained earnings:
     Balance at beginning of period                                      $ 161,515      $ 228,667
     Net loss                                                              (54,448)       (44,139)
                                                                       ------------  -------------
     Balance at end of period                                            $ 107,067      $ 184,528
                                                                       ------------  -------------

Accumulated other comprehensive loss:
     Balance at beginning of period                                      $ (14,915)      $ (4,593)
     Other comprehensive income (loss)                                       6,867         (4,734)
                                                                       ------------  -------------
     Balance at end of period                                             $ (8,048)      $ (9,327)
                                                                       ------------  -------------
Treasury stock, at cost:
     Balance at beginning of period                                      $ (13,224)           $ -
     Treasury shares repurchased                                                 -              -
                                                                       ------------  -------------
     Balance at end of period                                            $ (13,224)           $ -
                                                                       ------------  -------------
Total stockholders' equity                                               $ 469,954      $ 558,814
                                                                       ============  =============


                                                                Three Months Ended           Six Months Ended
                                                                    June 30,                     June 30,
                                                             -------------------------  ---------------------------
                                                                2003          2002         2003           2002
                                                             ------------  -----------  ------------  -------------


Comprehensive loss:
     Net loss                                                   $(51,375)    $(42,491)    $ (54,448)     $ (44,139)
     Other comprehensive income (loss), net of tax:
        Foreign currency translation gain (loss) -
             foreign subsidiaries                                   (552)       2,119          (621)         2,136
        Foreign currency transaction gain (loss) on long-term
             intercompany loans - foreign subsidiaries             6,953       (5,841)        9,149         (6,092)
        Hedging loss on nonderivative instrument                       -         (887)            -           (791)
        Gain (loss) on derivative financial instrument
             designated as a cash flow hedge                           -          (47)            -             13
        Loss on derivative financial instrument
             designated as a net investment hedge                   (850)           -        (1,661)             -
                                                             ------------  -----------  ------------  -------------
     Total other comprehensive income (loss), net of tax           5,551       (4,656)        6,867         (4,734)
                                                             ------------  -----------  ------------  -------------
Total comprehensive loss                                        $(45,824)    $(47,147)    $ (47,581)     $ (48,873)
                                                             ============  ===========  ============  =============

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

BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 2003, and the condensed consolidated statements of operations, cash flows, stockholders' equity and comprehensive loss for the three and six month periods ended June 30, 2003 and 2002 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

CONCENTRATIONS OF RISK

     Net sales to Comcast Corporation ("Comcast"), which merged with AT&T Broadband in November 2002, accounted for 17% and 20% of the Company's total net sales during the three and six months ended June 30, 2003, respectively. During the three and six months ended June 30, 2002, net sales to Comcast, as if combined with AT&T Broadband during the period, accounted for 16% of the Company's total net sales. No other customer accounted for 10% or more of the Company's total net sales for the three and six months ended June 30, 2003 and 2002.

     Accounts receivable from Comcast comprised approximately 17% of the Company's net accounts receivable as of June 30, 2003, compared to 23% as of December 31, 2002. Accounts receivable from another customer represented approximately 11% of net accounts receivable as of June 30, 2003, compared to 14% as of December 31, 2002.

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED


GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying value of other intangible assets as of June 30, 2003 in the amount of $7.6 million, net of accumulated amortization of $41.2 million, represents patented technology, with a carrying value of $0.1 million, and customer relationship assets, with a carrying value of $7.5 million. Amortization expense associated with these intangible assets was $0.6 million and $1.3 million for the three and six months ended June 30, 2003 and $0.6 million and $1.3 million for the three and six months ended June 30, 2002. Annual amortization expense for these other intangible assets is expected to be $2.5 million in 2003, $2.4 million in 2004, $2.4 million in 2005 and $1.5 million in 2006.

     The slight change in goodwill from December 31, 2002 to June 30, 2003 was due to the impact of translating the euro-denominated goodwill on the balance sheet of the Company's Belgian subsidiary into CommScope's US dollar reporting currency.

STOCK OPTIONS

     As of June 30, 2003, the Company had one stock-based employee compensation plan, the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan. The Company accounts for this plan under the intrinsic value method recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:


                                                     Three Months            Six Months
                                                         Ended                 Ended
                                                        June 30,              June 30,
                                                 --------------------  ---------------------
                                                   2003       2002        2003        2002
                                                 --------- ----------  ---------- -----------

Net loss, as reported                           $( 51,375) $( 42,491)  $( 54,448) $( 44,139)
Add: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                          1,718      2,069       3,439      3,784
                                                --------------------  ---------- ----------
 Pro forma net loss                             $( 53,093) $( 44,560)  $( 57,887) $( 47,923)
                                                ========== ========== ==========  =========
Net loss per share:
   Basic--as reported                             $( 0.87)   $( 0.69)    $( 0.92)   $( 0.71)
   Basic--pro forma                               $( 0.90)   $( 0.72)    $( 0.98)   $( 0.78)

   Diluted--as reported                           $( 0.87)   $( 0.69)    $( 0.92)   $( 0.71)
   Diluted--pro forma                             $( 0.90)   $( 0.72)    $( 0.98)   $( 0.78)



RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to 2003 presentation.

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


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

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which is an interpretation of ARB No. 51, "Consolidated Financial Statements." FIN 46 addresses how to identify a variable interest entity and provides guidance on when such an entity should be consolidated by an enterprise. The Company does not currently hold an interest in a variable interest entity, thus the initial application of this Interpretation did not affect the Company's results of operations, financial position or disclosures.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;" and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified by the Company after June 30, 2003 and for hedging relationships designated by the Company after June 30, 2003. All provisions of this Statement will be applied prospectively. The application of this Statement is not expected to have a material effect on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It clarifies when an issuer must classify certain financial instruments as liabilities (or as assets, in some circumstances), rather than including them within stockholders' equity or separately classifying them as mezzanine equity. This Statement was effective for CommScope for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company in the third quarter of 2003. The Company has not issued any financial instruments within the scope of SFAS No. 150; therefore, the application of SFAS No. 150 is not expected to affect the Company's results of operations, financial position or disclosures.

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


2.   INVENTORIES

                                                     June 30,      December 31,
                                                      2003            2002
                                                ---------------  --------------

        Raw materials                               $ 11,654        $ 12,402
        Work in process                               10,733          11,160
        Finished goods                                15,050          12,692
                                               ---------------  --------------
                                                    $ 37,437        $ 36,254
                                               ===============  ==============


3.   LONG-TERM DEBT

                                                     June 30,      December 31,
                                                      2003            2002
                                               ---------------  --------------
        Convertible Notes                           $ 172,500       $ 172,500
        IDA Notes                                      10,800          10,800
                                               ---------------  --------------
                                                    $ 183,300       $ 183,300
                                               ===============  ==============

     The Company entered into a $100 million senior secured revolving credit facility, which closed January 10, 2003. The facility, which was established for future liquidity, working capital needs and other general corporate purposes, was not drawn at closing and has not been drawn in any amount from that date through June 30, 2003. The facility is secured by substantially all of the Company's domestic assets and can have a maximum availability of up to $100 million over its three and a half year expected term, subject to certain covenants and conditions contained in the agreement. As of June 30, 2003, the Company had availability of approximately $70 million and no outstanding borrowings under this senior secured revolving credit facility.

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

     On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the calculation of net loss per share, assuming dilution, for the three and six month periods ended June 30, 2003 and 2002 because it would have been antidilutive in all periods.

     Additionally, options to purchase approximately 6 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three and six months ended June 30, 2003 because they would have been antidilutive in both periods. Options to purchase approximately 3.5 million and 2 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three and six months ended June 30, 2002, respectively, because they would have been antidilutive in both periods.

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


5.   EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

     Effective November 16, 2001, CommScope acquired an approximate 18.4% ownership interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan. CommScope's portion of the losses of OFS BrightWave for the three and six month periods ended June 30, 2003 and 2002 has been included in the condensed consolidated financial statements of CommScope for the respective periods. These results are net of elimination of intercompany profit in the amount of $27 and $54, net of tax, for the three and six month periods ended June 30, 2003, respectively, and $21 and $52, net of tax, for the three and six month periods ended June 30, 2002, respectively, related to interest payments received from OFS BrightWave under a $30 million revolving note. OFS BrightWave has elected to be taxed as a partnership, therefore, the Company's income tax benefit from flow through losses has been recorded based on the Company's tax rates. Income tax expense or benefit provided by OFS BrightWave for income or losses generated by its c-corporation subsidiary does not flow through to CommScope and, therefore, does not impact CommScope's income tax benefit from flow-through losses of OFS BrightWave. However, the income tax expense or benefit provided for the income or loss generated by OFS BrightWave's c-corporation subsidiary does impact CommScope's equity in the net assets of OFS BrightWave, as shown in the reconciliation below.

     OFS BrightWave incurred significant charges during the three months ended June 30, 2003 primarily related to fixed asset impairment, restructuring and cost reduction efforts. The total of these charges recognized by OFS BrightWave in the second quarter of 2003 was $257.9 million. CommScope's equity method share of these charges resulted in an increase of $17.3 million in CommScope's noncurrent deferred tax asset during the three months ended June 30, 2003. OFS BrightWave also incurred charges of $211.0 million in the second quarter of 2002, primarily for the write off of goodwill and certain fixed assets, in addition to restructuring and cost reduction efforts.

     The following table provides summary financial information for OFS BrightWave for the three and six month periods ended June 30, 2003 and 2002 and as of June 30, 2003 and December 31, 2002:


                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                 -------------------------   -------------------------
                                    2003          2002           2003         2002
                                 ------------ ------------   ------------ ------------

Income Statement Data:
  Net revenues                      $ 21,781     $ 22,039       $ 50,046     $ 48,836
  Gross profit                      ( 41,839 )   ( 63,378 )     ( 62,392 )  ( 111,811 )
  Loss from continuing operations  ( 292,553 )  ( 269,560 )    ( 325,357 )  ( 338,643 )
  Net loss                         ( 292,553 )  ( 269,560 )    ( 325,357 )  ( 338,643 )


                                          As of
                                 -------------------------
                                                 December
                                   June 30,        31,
                                    2003          2002
                                 ------------ ------------

Balance Sheet Data:

  Current assets                     $79,113      $83,876
  Noncurrent assets                  385,962      655,265
  Current liabilities                 69,372       57,353
  Other noncurrent liabilities       225,222      182,297
  Minority interests                  41,595       45,338

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


     The reconciliation of CommScope's investment in and advances to OFS BrightWave compared to CommScope's equity in the net assets of OFS BrightWave as of June 30, 2003 and December 31, 2002 was as follows:



                                                                As of
                                                    ------------------------------
                                                       June 30,       December 31,
                                                         2003             2002
                                                     ------------   --------------

Net assets of OFS BrightWave, LLC                      $128,886         $454,153
CommScope ownership percentage                         18.43225 %       18.43225 %
                                                    ------------     -------------
  CommScope equity in net assets of OFS
          BrightWave, LLC                                23,757           83,711
Plus:

  Notes receivable from OFS BrightWave, LLC              30,000           30,000
  Direct costs of acquisition                             4,763            4,763
  Pushdown and other adjustments by majority
          member in OFS BrightWave, LLC                 ( 1,036 )        ( 1,036 )
Less:

  Income tax benefit related to CommScope's share
          of losses generated by OFS BrightWave,
          LLC's domestic c-corporation subsidiary       ( 5,910 )        ( 5,910 )
                                                    -------------    -------------
Investment in and advances to OFS BrightWave, LLC      $ 51,574         $111,528
                                                   =============    =============




6. IMPAIRMENT CHARGES FOR FIXED ASSETS

     During the three months ended June 30, 2003, management concluded that certain manufacturing assets had no future use to the Company and initiated a formal impairment review of these assets based on this change in circumstances. Most of these assets were used in or acquired for use in the manufacture of the Company's broadband and video distribution products ("Broadband/Video Products"), which have been adversely affected by the difficult global business environment in telecommunications and an ongoing decline in demand both domestically and internationally. These assets were either uninstalled, underutilized, or idle, generating no current operating cash flows. In addition, based on management's conclusion that these assets had no future use to the Company, there were no expected future operating cash flows for these assets. This absence of operating cash flows indicated that the carrying amounts of these assets may not be recoverable as of June 30, 2003. Accordingly, management obtained third party appraisals of the majority of these specifically-identified assets to determine their fair values and the resulting amount of impairment losses to be recognized. Based on these appraisals, CommScope recognized pretax impairment charges in the amount of $23 million, or $0.25 per share, net of tax, related to these specifically-identified assets. Management had not made a final decision as to the disposition of these assets as of June 30, 2003, and therefore, they have been classified as assets to be held and used, as required by SFAS. No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     In addition, the Company's Brazilian operation, which primarily manufactures Broadband/Video Products, has experienced declining local demand in addition to reduced export sales and profitability resulting from pricing and competitive pressures primarily due to the recent impact of unfavorable local currency fluctuations. As a result of this change in circumstances, management performed a test of recoverability for the Brazilian manufacturing assets during the second quarter of 2003. The Company's long-term undiscounted cash flow forecasts for its Brazilian

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


operation indicated that the carrying amounts of the manufacturing assets at this facility may not be recoverable as of June 30, 2003. Accordingly, management obtained third party appraisals of the Brazilian manufacturing assets to determine their fair values and the resulting amount of impairment losses to be recognized. Based on these appraisals, CommScope recognized pretax impairment charges in the amount of $8.7 million, or $0.09 per share, net of tax, of which $6.4 million were related to broadband cable manufacturing assets and $2.3 million were related to wireless cable manufacturing assets. Management intended to continue to use these assets in production as of June 30, 2003, and therefore, they have been classified as assets to be held and used.

     The Company recognized total pretax impairment charges for fixed assets in the amount of $31.7 million, or $0.34 per share, net of tax, during the three months ended June 30, 2003. These impairment charges resulted in an increase of $8.5 million in CommScope's noncurrent deferred tax asset during the three months ended June 30, 2003. The breakdown of these impairment charges was as follows (in millions):

     Domestic broadband cable manufacturing assets             $ 21.4
     Brazilian manufacturing assets                               8.7
     Other domestic manufacturing assets                          1.6
                                                            ----------
        Total impairment charges                               $ 31.7
                                                            ==========

7.   INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME/LOSS


                                                      Three Months        Six Months
                                                         Ended               Ended
                                                       June 30,            June 30,
                                                     ----------------  -----------------
                                                      2003     2002      2003     2002
                                                     -------  -------  -------- --------

Income tax benefit for components of
  other comprehensive income/loss:
Hedging loss on nonderivative instrument               $ -      $ 521      $ -     $ 464
Gain/loss on derivative financial instrument
     designated as a cash flow hedge                     -         28        -       ( 7 )
Loss on derivative instrument designated as
     a net investment hedge                             499        -        976       -
                                                     --------   -------  -------- --------
Total income tax benefit for components of
     other comprehensive income/loss                  $ 499     $ 549     $ 976    $ 457
                                                     ========  =======  ======== ========


8.   DERIVATIVES AND HEDGING ACTIVITIES

     As of June 30, 2003, the only derivative financial instrument outstanding was a cross currency swap, which was designated and documented at inception as a net investment hedge of a portion of the Company's net investment in its Belgian subsidiary. The notional amount of this derivative financial instrument, which is a cross currency swap of US dollars for euros, was $20 million at inception of the hedging relationship and as of June 30, 2003. This hedging instrument was effective at inception of the hedging relationship and at June 30, 2003 and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The fair value of this derivative instrument, reflected in other noncurrent liabilities, was approximately $3.7 million as of June 30, 2003, compared to $1.3 million as of December 31, 2002.

             (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


     The only derivative instrument outstanding for the three months ended June 30, 2002 was an interest rate swap, which effectively converted the variable-rate Eurodollar Credit Agreement to a fixed-rate basis. As of December 2, 2002, the Company terminated both the Eurodollar Credit Agreement and the related interest rate swap agreement, which were both scheduled to expire on March 1, 2006. This interest rate swap was designated and documented as a cash flow hedge of the changes in the cash flows attributable to fluctuations in the variable benchmark interest rate associated with the underlying debt being hedged.

     There were no material reclassifications from other comprehensive income (loss) to earnings during the three and six month periods ending June 30, 2003 and 2002.

     Activity in the accumulated net gain (loss) on derivative instruments included in accumulated other comprehensive loss for the three and six month periods ended June 30, 2003 and 2002 consisted of the following:



                                                 Three Months           Six Months
                                                     Ended                 Ended
                                                   June 30,              June 30,
                                               ------------------    ------------------
                                                 2003      2002        2003      2002
                                               --------  --------    --------  --------

Accumulated net gain (loss) on derivative
     instruments, beginning of period         $(1,613)     $87       $ (802)     $27
Net gain (loss) on derivative financial
     instrument designated as a cash flow
     hedge                                          -      (47)          -        13
Net loss on derivative financial instrument
     designated as a net investment hedge        (850)      -        (1,661)      -
                                               -------  --------    --------  --------
Accumulated net gain (loss) on derivative
     instruments, end of period               $(2,463)     $40      $(2,463)     $40
                                               ========  ========    ========  ========



9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                            Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                            2003       2002
                                                        -----------------------
        Cash paid during the period for:
             Income taxes                                 $  355     $  454
             Interest (net of capitalized amounts)         3,612      4,143

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations, including management's discussion and analysis about the application of critical accounting policies, for the year ended December 31, 2002 included in our 2002 Annual Report on Form 10-K.

HIGHLIGHTS

     For the quarter ended June 30, 2003, we incurred a net loss of $51.4 million, or $0.87 per share, compared to a net loss of $42.5 million, or $0.69 per share, for the quarter ended June 30, 2002. Included in these net losses were after-tax equity method losses in OFS BrightWave, LLC ("OFS BrightWave") of $33.9 million, or $0.57 per share, during the three months ended June 30, 2003, compared to $34.9 million, or $0.56 per share, during the three months ended June 30, 2002. The net loss for the quarter ended June 30, 2003 also reflected after-tax impairment charges of $20.0 million, or $0.34 per share, primarily related to our broadband cable manufacturing assets. In addition, the net loss for the quarter ended June 30, 2002 included after-tax charges of $12.9 million, or $0.21 per share, related to the write off of Adelphia Communications Corporation ("Adelphia") receivables.

     For the six months ended June 30, 2003, we incurred a net loss of $54.4 million, or $0.92 per share, compared to a net loss of $44.1 million, or $0.71 per share, for the six months ended June 30, 2002. Included in these net losses were after-tax equity method losses in OFS BrightWave of $37.7 million, or $0.62 per share, during the six months ended June 30, 2003, compared to $42.9 million, or $0.69 per share, during the six months ended June 30, 2002. The net loss for the six months ended June 30, 2003 also reflected after-tax impairment charges of $20.0 million, or $0.34 per share, primarily related to our broadband cable manufacturing assets. In addition, the net loss for the six months ended June 30, 2002 included after-tax charges of $13.5 million, or $0.22 per share, related to the write off of Adelphia receivables.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 WITH THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2002

Net sales

     Net sales for the quarter ended June 30, 2003 decreased $13.6 million, or 8.8%, to $141.4 million, compared to the quarter ended June 30, 2002. Net sales for the six months ended June 30, 2003 decreased $44.0 million, or 14.0%, to $270.8 million, compared to the six months ended June 30, 2002. The decrease in net sales was due to lower sales of broadband and other video distribution products ("Broadband/Video Products").

     Domestic sales decreased 5.7% to $114.2 million in the second quarter of 2003 and 14.7% to $218.4 million in the six months ended June 30, 2003 compared to the same periods in 2002. The decrease was due to lower Broadband/Video Product sales. International sales decreased 19.8% to $27.2 million in the second quarter of 2003 and 11.0% to $52.4 million in the six months ended June 30, 2003 compared to the same periods in 2002.

     Net sales of Broadband/Video Products for the second quarter of 2003 decreased $16.7 million, or 13.3%, to $108.5 million, compared to the same period in 2002. This decrease primarily resulted from a lower year-over-year volume of sales to Charter Communications, Inc.
("Charter"), volume and pricing declines in fiber optic cable sales and a decline in international sales volumes. For the six months ended June 30, 2003, net sales of Broadband/Video Products decreased $48.5 million, or 18.8% to $209.8 million, compared to the same period in 2002. This decrease primarily resulted from a lower year-over-year volume of sales to Charter and Adelphia, in addition to a decline in international sales volumes. Despite lower sales to Comcast Corporation ("Comcast"), net sales of Broadband/Video Products increased by $7.2 million, or 7.1%, from the first quarter to the second quarter of 2003, primarily due to stronger sales to other domestic broadband service providers. Sales to Comcast declined $6 million from the first quarter to the second quarter of 2003 and declined from 23% of total quarterly net sales in the first quarter of 2003 to 17% in the second quarter. Sales to Comcast were materially unchanged in the second quarter of 2003, compared to the same period in 2002.

     Pricing for coaxial cable remained relatively stable during the three and six months ended June 30, 2003, compared to the same periods last year. In contrast, sales of fiber optic cable, which represented more than 10% of total net sales during the three and six month periods ended June 30, 2003 and 2002, continued to experience significant pricing pressure. Fiber optic cable sales declined by more than 20% year over year in the three and six month periods ended June 30, 2003 compared to the same periods in 2002. We expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products at least through 2003.

     Net sales of local area network and other data applications products ("LAN Products") for the second quarter of 2003 increased by $1.7 million, or 7.4%, to $24.6 million, compared to the same period in 2002. For the six months ended June 30, 2003, sales of LAN Products increased $4.7 million, or 11.0%, to $47.6 million compared to the same period in 2002. In addition, LAN Product sales increased $1.6 million, or 7.0%, in the second quarter, compared to the first quarter of 2003. Sales of LAN Products benefited from strengthening project business and increasing fiber optic cable and apparatus sales volumes.

     Net sales of wireless and other telecommunications products ("Wireless and Other Telecom Products") for the second quarter of 2003 increased by $1.4 million, or 20.3%, to $8.3 million, compared to the same period in 2002. For the six months ended June 30, 2003, sales of Wireless and Other Telecom Products were stable as compared to the same period last year with sales of $13.4 million and $13.6 million, respectively. We expect ongoing aggressive competition for Wireless and Other Telecom Products. Although wireless telecommunications capital spending remains weak, we believe that we have made steady progress communicating the Cell Reach(R) value proposition to customers and remain optimistic about long-term wireless opportunities.

Gross profit (net sales less cost of sales)

     Gross profit for the second quarter ended June 30, 2003 decreased to $28.8 million, compared to second quarter 2002 gross profit of $31.7 million. Second quarter 2003 gross profit margin declined only slightly to 20.4% from 20.5% in the second quarter of 2002. For the six months ended June 30, 2003, gross profit decreased to $52.9 million, compared to $67.1 million for the same period in 2002, with gross profit margins of 19.5% and 21.3%, respectively. The decreases in gross profit and gross profit margin were primarily due to competitive pricing pressure primarily for fiber optic cable products, in addition to lower Broadband/Video Product sales volume. The combined impact of price decreases and lower sales volumes, which resulted in lower overhead absorption rates for many products, more than offset the year-over-year gross profit improvement resulting from workforce reductions and asset impairments. Additionally, we continue to experience rising costs of certain raw materials, primarily polyethylene and other plastics, and expect these cost increases to pressure our gross profit margin in the near term.

Selling, general and administrative

     Selling, general and administrative ("SG&A") expense for the second quarter ended June 30, 2003 was $21.8 million, or 15.4% of net sales, compared to $41.1 million, or 26.5% of net sales, for the same period in 2002. For the six months ended June 30, 2003, SG&A expense was $41.9 million, or 15.5% of net sales, compared to $62.3 million or 19.8% of net sales in the same period last year. The year-over-year decreases in SG&A expense were primarily due to the bad debt expense related to the write off of Adelphia receivables in 2002, which totaled $20.5 million in the second quarter of 2002 and $21.4 million for the six months ended June 30, 2002.

     Excluding the Adelphia write off, SG&A expense was $20.6 million, or 13.3% of net sales, for the three months ended June 30, 2002 and $40.9 million, or 13.0% of net sales, for the six months ended June 30, 2002. The year-over-year increases in SG&A expense and SG&A expense as a percentage of net sales, excluding the Adelphia write off, were primarily due to an increase in bad debt expense. We believe we have taken appropriate charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances and other relevant factors.

Research and development

     Research and development ("R&D") expense decreased to $1.5 million, or 1% of net sales, for the second quarter ended June 30, 2003 from $1.8 million, or 1.1% of net sales, for the same period in 2002. For the six months ended June 30, 2003, R&D expense decreased to $3.0 million, or 1.1% of net sales, compared with $3.8 million, or 1.2% of net sales, for the same period in 2002. We expect R&D expense to remain at approximately 1% of net sales in the near term.

Impairment charges for fixed assets

     We recognized total pretax impairment charges for fixed assets in the amount of $31.7 million, or $0.34 per share, net of tax, during the three months ended June 30, 2003. The breakdown of these impairment charges was as follows (in millions):

     Domestic broadband cable manufacturing assets             $ 21.4
     Brazilian manufacturing assets                               8.7
     Other domestic manufacturing assets                          1.6
                                                           ----------
        Total impairment charges                               $ 31.7
                                                           ==========

     During the three months ended June 30, 2003, we concluded that certain manufacturing assets had no future use to us and initiated a formal impairment review of these assets. Most of these assets were used in or acquired for use in the manufacture of our Broadband/Video Products, which have been adversely affected by the difficult global business environment in telecommunications and an ongoing decline in demand both domestically and internationally. Based primarily on third party appraisals, we recognized pretax impairment charges in the amount of $23 million, or $0.25 per share, net of tax, related to these specifically-identified assets.

     In addition, our Brazilian operation, which primarily manufactures Broadband/Video Products, has experienced declining local demand in addition to reduced export sales and profitability resulting from pricing and competitive pressures primarily due to the recent impact of unfavorable local currency fluctuations. As a result, we performed a test of recoverability for the Brazilian manufacturing assets during the second quarter of 2003. Based on third party appraisals, we recognized pretax impairment charges in the amount of $8.7 million, or $0.09 per share, net of tax, related to Brazilian manufacturing assets.

Net interest expense

     Net interest expense for the quarter ended June 30, 2003 was $1.5 million, compared to $1.7 million for the same period in 2002. For the six months ended June 30, 2003, net interest expense decreased to $3.0 million compared with $3.4 million for the same period in 2002. The decrease in net interest expense was primarily due to an increase in interest income earned on a higher level of cash and cash equivalents.

Income taxes

     Our effective income tax rate was 37% for the three and six months ended June 30, 2003 and 2002.

Equity in losses of OFS BrightWave, LLC

     For the three months ended June 30, 2003 and 2002, our 18.4% equity interest in the losses of OFS BrightWave was approximately $53.9 million and $55.4 million, pretax, respectively. For the six months ended June 30, 2003 and 2002 our 18.4% equity interest in the losses of OFS BrightWave was approximately $60.0 million and $68.2 million, pretax, respectively. Since OFS BrightWave has elected to be taxed as a partnership, we recorded a tax benefit related to our 18.4% equity interest in the flow-through losses of approximately $20.0 million and $20.5 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002 we recorded a tax benefit related the flow-through losses of approximately $22.2 million and $25.2 million, respectively. OFS BrightWave operates in some of the same markets we do and its financial results were also adversely affected by the difficult market environment in telecommunications and the challenging global business environment. Due to these conditions, OFS BrightWave incurred significant charges during the second quarter of 2003 primarily related to fixed asset impairments, restructuring and cost reduction efforts. The total of these charges recognized by OFS BrightWave in the second quarter of 2003 was $257.9 million. OFS BrightWave also incurred charges of $211.0 million in the second quarter of 2002, primarily for the write off of goodwill and certain fixed assets, in addition to restructuring and cost reduction efforts.

     We expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products at least through 2003. Therefore, we believe OFS BrightWave will incur losses at least through 2003, and as a result we will continue to recognize noncash equity method losses from our investment in OFS BrightWave.

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

     Cash provided by operating activities was $22.6 million for the six months ended June 30, 2003, compared to $45.3 million for the same period in 2002. This year-over-year decrease in operating cash flow primarily resulted from lower sales and profitability. Excluding the write off of Adelphia receivables in 2002, the change in accounts receivable for the six months ended June 30 was consistent year over year.

     Working capital was $240.1 million at June 30, 2003, compared to $214.0 million at December 31, 2002. This increase in working capital during the six months ended June 30, 2003 primarily related to an increase in cash of $20.2 million over the same period to $140.3 million as of June 30, 2003. An increase in accounts receivable, driven by increasing sequential sales, also impacted working capital by $6.7 million during the six months ended June 30, 2003.

     During the six months ended June 30, 2003, we invested $2.5 million in property, plant and equipment compared to $5.4 million during the same period in 2002. While we may place additional production capability in certain international markets, we expect capital expenditures to remain at a level below depreciation and amortization expense for the next several years. We currently expect capital expenditures to be approximately $10 million in 2003, primarily for cost reduction efforts and information technology initiatives, depending upon business conditions.

     We owed total long-term debt of $183.3 million, or 28% of our book capital structure, defined as long-term debt and total stockholders' equity, as of June 30, 2003, compared to $183.3 million, or 26% of our book capital structure as of December 31, 2002.

     We entered into a $100 million senior secured revolving credit facility, which closed January 10, 2003. The facility, which was established for future liquidity, working capital needs and other general corporate purposes, was not drawn at closing and has not been drawn in any amount from that date through June 30, 2003. The facility is secured by substantially all of our domestic assets and can have a maximum availability of up to $100 million over its three and a half year expected term, subject to certain covenants and conditions contained in the agreement. As of June 30, 2003, we had availability of approximately $70 million and no outstanding borrowings under this secured credit facility.

     In April 2003, Standard & Poor's Rating Services ("S&P") announced that it lowered its corporate credit rating on CommScope to "BB" from "BB+" and its subordinated debt rating to "B+" from "BB-." Although S&P indicated that the outlook for CommScope is stable, the downgrade was mainly based on reduced sales and profitability forecasts. The lower ratings do not affect interest rates or covenant compliance under the Company's existing debt agreements. As a result, we believe the lower ratings do not have a material impact on our financial position, cash flows or results of operations.

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

     These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, expected demand from Comcast Corporation and other major domestic MSOs; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; product demand and industry excess capacity; changes or fluctuations in global business conditions; financial performance of OFS BrightWave; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials (including without limitation polyethylene and other plastics, bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources); our ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and our ability to retain customers and negotiate contract renewals on acceptable terms; possible disruption due to customer or supplier bankruptcy, reorganization, restructuring or consolidation; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; successful operation of bimetal manufacturing and other vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth, and earnings goals; our ability to achieve reductions in costs; margin improvement; our ability to retain and attract key personnel; developments in technology; intellectual property protection; product or raw material performance issues; adequacy and availability of insurance; litigation or regulatory developments, including future or pending tax legislation; stock price fluctuations; foreign currency fluctuations; technological obsolescence; acquisition and divestiture activities and our ability to integrate acquisitions; environmental issues; our participation in joint ventures; international economic and political uncertainties; possible disruption due to terrorist activity or armed conflict; political instability; major health concerns and other factors discussed. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions; acquisitions of telecommunications companies by others; consolidation within the telecommunications industry; the financial condition of telecommunications companies and their access to financing; competition among telecommunications companies; technological developments and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective.

                        PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Stockholders (the "Meeting") on May 2, 2003. Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 59,219,567 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 54,599,750 shares voted in person or by proxy, constituting a quorum.

          At the Meeting, two of the Company's directors were elected for three-year terms ending at the 2006 Annual Meeting of Stockholders by the vote set forth below:

          Name of Director                 Votes For            Votes Withheld

          Frank M. Drendel                53,084,600               1,515,150
          Duncan M. Faircloth             52,050,972               2,548,778

          The Company's other four directors, whose terms of office continue after the Meeting with terms expiring at the annual meetings in parentheses after their names, are Boyd L. George
          (2004), George N. Hutton (2004), James N. Whitson (2005) and June
          E. Travis (2005).

          A proposal to ratify the appointment by the board of directors of the Company of Deloitte & Touche LLP as independent auditors for the Company for the 2003 fiscal year was approved by 52,502,188 votes cast in favor, 1,972,664 votes cast against and 124,898 votes abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

          99.1 Forward-Looking Information

  (b)     Reports on Form 8-K filed during the three months ended June 30, 2003:

          On April 29, 2003, we filed a current report on Form 8-K announcing our financial results for the first quarter of 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMMSCOPE, INC.

August 11, 2003                     /s/ Jearld L. Leonhardt
---------------                     -----------------------------
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