Form 10-Q
period 2003-09-30
COMMSCOPE INC
filed 2003-11-12
CIK 1035884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

As  of  November  7,  2003  there  were  59,267,185   shares  of  Common  Stock
outstanding.

                                 CommScope, Inc.
                                    Form 10-Q
                               September 30, 2003
                                Table of Contents




                                                                   Page No.
                                                                  ---------

Part I -  Financial Information (Unaudited):

  Item 1.  Condensed Consolidated Financial Statements:
              Condensed Consolidated Statements of Operations          3
              Condensed Consolidated Balance Sheets                    4
              Condensed Consolidated Statements of Cash Flows          5
              Condensed Consolidated Statements of Stockholders'
                    Equity and Comprehensive Income (Loss)             6
              Notes to Condensed Consolidated Financial Statements   7 - 15


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    16 - 21

  Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                               21

  Item 4.  Controls and Procedures                                     22

Part II - Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                            23

  Signatures                                                           24

                                 COMMSCOPE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED -- IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                               ----------------------     ---------------------
                                                 2003          2002         2003         2002
                                               ---------    ---------     ---------   ---------
Net sales                                      $ 148,723    $ 147,819     $ 419,513   $ 462,584

Operating costs and expenses:
   Cost of sales                                 118,082      120,743       335,956     368,360
   Selling, general and administrative            20,851       20,508        62,732      82,801
   Research and development                        1,486        1,069         4,530       4,847
   Impairment charges for fixed assets               --        25,096        31,728      25,096
                                               ---------    ---------     ---------   ---------
      Total operating costs and exenses          140,419      167,416       434,946     481,104
                                               ---------    ---------     ---------   ---------

Operating income (loss)                            8,304      (19,597)      (15,433)    (18,520)
Other income, net                                      4          392           209         751
Interest expense                                  (2,207)      (2,419)       (6,548)     (6,860)
Interest income                                      649          696         1,981       1,702
                                               ---------    ---------     ---------   ---------
Income (loss) before income taxes and equity
   in losses of OFS BrightWave, LLC                6,750      (20,928)      (19,791)    (22,927)
Provision for income tax (expense) benefit        (2,498)       7,725         7,322       8,465
                                               ---------    ---------     ---------   ---------
Income (loss) before equity in losses of
   OFS BrightWave, LLC                             4,252      (13,203)      (12,469)    (14,462)
Equity in losses of OFS BrightWave, LLC           (3,130)      (6,359)      (40,857)    (49,239)
                                               ---------    ---------     ---------   ---------
Net income (loss)                              $   1,122    $ (19,562)    $ (53,326)  $ (63,701)
                                               =========    =========     =========   =========

Net income (loss) per share:
   Basic                                          $ 0.02      $ (0.32)      $ (0.90)    $ (1.03)
   Assuming dilution                              $ 0.02      $ (0.32)      $ (0.90)    $ (1.03)

Weighted average shares outstanding:
   Basic                                          59,220       61,763        59,220      61,745
   Assuming dilution                              59,610       61,763        59,220      61,745


            See notes to condensed consolidated financial statements.

                                 COMMSCOPE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               (Unaudited)
                                                              September 30,      December 31,
                                                                  2003               2002
                                                                ---------         ---------
                                     ASSETS
Cash and cash equivalents                                       $ 171,293         $ 120,102
Accounts receivable, less allowance for doubtful
   accounts of $15,293 and $11,811, respectively                   76,096            64,787
Inventories                                                        34,880            36,254
Prepaid expenses and other current assets                          12,535            20,737
Deferred income taxes                                              15,955            16,579
                                                                ---------         ---------
     Total current assets                                         310,759           258,459

Property, plant and equipment, net                                183,674           229,515
Goodwill, net of accumulated amortization of
   $59,562 and $59,520, respectively                              151,350           151,334
Other intangibles, net of accumulated amortization of
   $41,809 and $39,930, respectively                                6,956             8,835
Deferred income taxes                                              33,281             3,572
Investment in and advances to OFS BrightWave, LLC                  46,556           111,528
Other assets                                                        8,989             9,425
                                                                ---------         ---------
     Total Assets                                               $ 741,565         $ 772,668
                                                                =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $  19,572         $  18,483
Other accrued liabilities                                          33,854            26,005
                                                                ---------         ---------
     Total current liabilities                                     53,426            44,488

Long-term debt                                                    183,300           183,300
Other noncurrent liabilities                                       34,638            27,345
                                                                ---------         ---------
     Total Liabilities                                            271,364           255,133

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; Authorized shares:
    20,000,000; Issued and outstanding shares: None at
    September 30, 2003 and December 31, 2002                         --                --
   Common stock, $.01 par value; Authorized shares:
    300,000,000; Issued shares, including treasury stock:
    61,762,667 at September 30, 2003 and December 31, 2002;
    Issued and outstanding shares: 59,219,567 at
    September 30, 2003 and December 31, 2002                          618               618
   Additional paid-in capital                                     383,541           383,541
   Retained earnings                                              108,189           161,515
   Accumulated other comprehensive loss                            (8,923)          (14,915)
   Treasury stock, at cost: 2,543,100 shares at
    September 30, 2003 and December 31, 2002                      (13,224)          (13,224)
                                                                ---------         ---------
     Total Stockholders' Equity                                   470,201           517,535
                                                                ---------         ---------
     Total Liabilities and Stockholders' Equity                 $ 741,565         $ 772,668
                                                                =========         =========

           See notes to condensed consolidated financial statements.

                                COMMSCOPE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED -- IN THOUSANDS)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                ---------------------------
                                                                   2003              2002
                                                                ---------         ---------
Operating Activities:
Net loss                                                        $ (53,326)        $ (63,701)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                  25,523            27,906
    Equity in losses of OFS BrightWave, LLC, pretax                64,978            78,280
    Impairment charges for fixed assets                            31,728            25,096
    Deferred income taxes                                         (27,820)          (26,421)
    Tax benefit from stock option exercises                           --                128
    Changes in assets and liabilities:
      Accounts receivable                                         (10,415)           24,144
      Inventories                                                   2,187             2,162
      Prepaid expenses and other current assets                     8,787            (9,310)
      Accounts payable and other accrued liabilities                9,203             9,715
      Other noncurrent liabilities                                  4,033             4,023
      Other                                                           115               101
                                                                ---------         ---------
Net cash provided by operating activities                          54,993            72,123

Investing Activities:
    Additions to property, plant and equipment                     (4,088)           (8,335)
    Proceeds from repayment of advance to OFS BrightWave, LLC         --              6,146
    Proceeds from disposal of fixed assets                            211               333
                                                                ---------         ---------
Net cash used in investing activities                              (3,877)           (1,856)

Financing Activities:
    Principal payments on long-term debt                              --             (2,107)
    Long-term financing costs                                      (1,215)             (345)
    Proceeds from exercise of stock options                           --              1,029
                                                                ---------         ---------
Net cash used in financing activities                              (1,215)           (1,423)

Effect of exchange rate changes on cash                             1,290               802
                                                                ---------         ---------

Change in cash and cash equivalents                                51,191            69,646
Cash and cash equivalents, beginning of period                    120,102            61,929
                                                                ---------         ---------
Cash and cash equivalents, end of period                        $ 171,293         $ 131,575
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

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                               ----------------------------
                                                                                                  2003              2002
                                                                                               -----------      -----------
Number of common shares outstanding:
   Balance at beginning of period                                                               59,219,567       61,688,256
   Issuance of shares to nonemployee director                                                          --             1,000
   Issuance of shares for stock option exercises                                                       --            73,411
                                                                                               -----------      -----------
   Balance at end of period                                                                     59,219,567       61,762,667
                                                                                               -----------      -----------
Common stock:
   Balance at beginning of period                                                              $       618      $       617
   Issuance of shares for stock option exercises                                                       --                 1
                                                                                               -----------      -----------
   Balance at end of period                                                                    $       618      $       618
                                                                                               -----------      -----------
Additional paid-in capital:
   Balance at beginning of period                                                              $   383,541      $   381,823
   Issuance of shares to nonemployee director                                                          --                16
   Issuance of shares for stock option exercises                                                       --             1,028
   Tax benefit from stock option exercises                                                             --               128
                                                                                               -----------      -----------
   Balance at end of period                                                                    $   383,541      $   382,995
                                                                                               -----------      -----------
Retained earnings:
   Balance at beginning of period                                                              $   161,515      $   228,667
   Net loss                                                                                        (53,326)         (63,701)
                                                                                               -----------      -----------
   Balance at end of period                                                                    $   108,189      $   164,966
                                                                                               -----------      -----------
Accumulated other comprehensive loss:
   Balance at beginning of period                                                              $   (14,915)     $    (4,593)
   Other comprehensive income (loss)                                                                 5,992          (13,796)
                                                                                               -----------      -----------
   Balance at end of period                                                                    $    (8,923)     $   (18,389)
                                                                                               -----------      -----------
Treasury stock, at cost:
   Balance at beginning of period                                                              $   (13,224)     $       --
   Treasury shares repurchased                                                                         --               --
                                                                                               -----------      -----------
   Balance at end of period                                                                    $   (13,224)     $       --
                                                                                               -----------      -----------

Total stockholders' equity                                                                     $   470,201      $   530,190
                                                                                               ===========      ===========

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                    September 30,
                                                                 ---------------------         ----------------------------
                                                                   2003         2002              2003             2002
                                                                 --------     --------         -----------      -----------
Comprehensive income (loss):
   Net income (loss)                                             $  1,122     $(19,562)        $   (53,326)     $   (63,701)
   Other comprehensive income (loss), net of tax:
     Foreign currency translation gain (loss) -
          foreign subsidiaries                                        275        1,276                (346)           3,413
     Foreign currency transaction gain (loss) on long-term
          intercompany loans - foreign subsidiaries                  (662)     (10,311)              8,487          (16,403)
     Hedging gain (loss) on nonderivative instrument                  --            74                 --              (717)
     Loss on derivative financial instrument designated
          as a cash flow hedge                                        --          (102)                --               (89)
     Loss on derivative financial instrument designated
          as a net investment hedge                                  (488)         --               (2,149)             --
                                                                 --------     --------         -----------      -----------
   Total other comprehensive income (loss), net of tax               (875)      (9,063)              5,992          (13,796)
                                                                 --------     --------         -----------      -----------

Total comprehensive income (loss)                                $    247     $(28,625)        $   (47,334)     $   (77,497)
                                                                 ========     ========         ===========      ===========

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

Basis of Presentation

   The condensed consolidated balance sheet as of September 30, 2003, and the condensed consolidated statements of operations, cash flows, stockholders' equity and comprehensive income (loss) for the three and nine month periods ended September 30, 2003 and 2002 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

Concentrations of Risk

   Net sales to Comcast Corporation ("Comcast"), which merged with AT&T Broadband in November 2002, accounted for 17% and 19% of the Company's total net sales during the three and nine months ended September 30, 2003, respectively. During the three and nine months ended September 30, 2002, net sales to Comcast, as if combined with AT&T Broadband during the period, accounted for 23% and 18%, respectively, of the Company's total net sales. No other customer accounted for 10% or more of the Company's total net sales for the three and nine months ended September 30, 2003 and 2002.

   Accounts receivable from Comcast comprised approximately 18% of the Company's net accounts receivable as of September 30, 2003, compared to 23% as of December 31, 2002. Accounts receivable from another customer represented approximately 11% of net accounts receivable as of September 30, 2003, compared to 14% as of December 31, 2002.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

Goodwill and Other Intangible Assets

   The Company tests goodwill for impairment annually at the same time each year and on an interim basis when events or circumstances change. Management has completed the annual goodwill impairment test as of August 31, 2003 and believes that goodwill was not impaired as of this date. There have been no events or changes in circumstances requiring additional goodwill impairment testing.

   The carrying value of other intangible assets as of September 30, 2003 in the amount of $7.0 million, net of accumulated amortization of $41.8 million, represents patented technology, with a carrying value of $0.1 million, and customer relationship assets, with a carrying value of $6.9 million. Amortization expense associated with these intangible assets was $0.6 million for the three month periods ended September 30, 2003 and 2002 and $1.9 million for the nine month periods then ended. Annual amortization expense for these other intangible assets is expected to be $2.5 million in 2003, $2.4 million in 2004, $2.4 million in 2005 and $1.5 million in 2006.

   The slight change in goodwill from December 31, 2002 to September 30, 2003 was due to the impact of translating the euro-denominated goodwill on the balance sheet of the Company's Belgian subsidiary into CommScope's US dollar reporting currency.

Stock Options

   SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in interim financial information about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The interim reporting provisions of SFAS No. 148 were effective for the Company as of March 31, 2003, and management has modified the Company's quarterly disclosures in accordance with the new requirements.

   As of September 30, 2003, the Company had one stock-based employee compensation plan, the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan. The Company accounts for this plan under the intrinsic value method recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

   The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

                                                Three Months              Nine Months
                                                   Ended                     Ended
                                               September 30,             September 30,
                                           --------------------      --------------------
                                             2003        2002          2003         2002
                                           --------    --------      --------    --------

Net income (loss), as reported             $  1,122    $(19,562)     $(53,326)   $(63,701)

Total stock-based employee compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects                         1,694       2,062         5,133       5,846
                                           --------    --------      --------    --------

Pro forma net loss                         $   (572)   $(21,624)     $(58,459)   $(69,547)
                                           ========    ========      ========    ========


Net income (loss) per share:
  Basic--as reported                       $   0.02    $  (0.32)     $  (0.90)   $  (1.03)
  Basic--pro forma                         $  (0.01)   $  (0.35)     $  (0.99)   $  (1.13)


  Diluted--as reported                     $   0.02    $  (0.32)     $  (0.90)   $  (1.03)
  Diluted--pro forma                       $  (0.01)   $  (0.35)     $  (0.99)   $  (1.13)

Impact of Newly Issued Accounting Standards

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 addresses how to identify a variable interest entity and provides guidance on when such an entity should be consolidated by an enterprise. The Company does not currently hold an interest in a variable interest entity, thus the initial application of this Interpretation did not affect the Company's results of operations, financial position or disclosures.

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;" and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified by the Company after September 30, 2003 and for hedging relationships designated by the Company after September 30, 2003. All provisions of this Statement will be applied prospectively. The application of this Statement is not expected to have a material effect on the Company's results of operations or financial position.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for the classification and measurement of certain

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

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


2.    INVENTORIES

                                  September 30,       December 31,
                                      2003                2002
                                   ---------           ---------

      Raw materials                $  10,553           $  12,402
      Work in process                  9,267              11,160
      Finished goods                  15,060              12,692
                                   ---------           ---------
                                   $  34,880           $  36,254
                                   =========           =========


3.    LONG-TERM DEBT

                                  September 30,       December 31,
                                      2003                2002
                                   ---------           ---------

      Convertible Notes            $ 172,500           $ 172,500
      IDA Notes                       10,800              10,800
                                   ---------           ---------
                                   $ 183,300           $ 183,300
                                   =========           =========

   The Company entered into a $100 million senior secured revolving credit facility, which closed January 10, 2003. The facility, which was established for future liquidity, working capital needs and other general corporate purposes, was not drawn at closing and has not been drawn in any amount from that date through September 30, 2003. The facility is secured by substantially all of the Company's domestic assets and can have a maximum availability of up to $100 million over its three and a half year expected term (see Note 10), subject to certain covenants and conditions contained in the agreement. As of September 30, 2003, the Company had availability of approximately $74 million and no outstanding borrowings under this senior secured revolving credit facility.


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

   On December 15, 1999, the Company issued $172.5 million in convertible notes, which are convertible into shares of common stock at a conversion rate of
20.7512 shares per $1,000 principal amount. The effect of the assumed conversion

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

of these notes was excluded from the calculation of net income (loss) per share, assuming dilution, for the three and nine month periods ended September 30, 2003 and 2002 because it would have been antidilutive in all periods.

   Additionally, options to purchase approximately 5.9 million common shares were excluded from the computation of net income (loss) per share, assuming dilution, for the three and nine months ended September 30, 2003 because they would have been antidilutive in both periods. Options to purchase approximately
6.3 million and 4.0 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three and nine months ended September 30, 2002, respectively, because they would have been antidilutive in both periods.


5.    EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

   Effective November 16, 2001, CommScope acquired an approximate 18.4% ownership interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan. CommScope's portion of the losses of OFS BrightWave for the three and nine month periods ended September 30, 2003 and 2002 has been included in the condensed consolidated financial statements of CommScope for the respective periods. These results are net of elimination of intercompany profit in the amount of $25 and $79, net of tax, for the three and nine month periods ended September 30, 2003, respectively, and $21 and $52, net of tax, for the three and nine month periods ended September 30, 2002, respectively, related to interest payments received from OFS BrightWave under a $30 million revolving note. OFS BrightWave has elected to be taxed as a partnership; therefore, the Company's income tax benefit from flow through losses has been recorded based on the Company's tax rates. Income tax expense or benefit provided by OFS BrightWave for income or losses generated by its c-corporation subsidiary does not flow through to CommScope and, therefore, does not impact CommScope's income tax benefit from flow-through losses of OFS BrightWave. However, the income tax expense or benefit provided for the income or loss generated by OFS BrightWave's c-corporation subsidiary does impact CommScope's equity in the net assets of OFS BrightWave, as shown in the reconciliation below.

   OFS BrightWave incurred significant charges during the nine months ended September 30, 2003 primarily related to fixed asset impairment, restructuring and cost reduction efforts. The total of these charges recognized by OFS BrightWave in the second quarter of 2003 was $257.9 million. CommScope's equity method share of these charges resulted in an increase of $17.3 million in CommScope's noncurrent deferred tax asset during the nine months ended September 30, 2003. OFS BrightWave also incurred charges of $211.0 million in the second quarter of 2002, primarily for the write-off of goodwill and certain fixed assets, in addition to restructuring and cost reduction efforts.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)


   The following table provides summary financial information for OFS BrightWave for the three and nine month periods ended September 30, 2003 and 2002 and as of September 30, 2003 and December 31, 2002:

                                     Three Months Ended              Nine Months Ended
                                         September 30,                  September 30,
                                   ------------------------       ------------------------
                                     2003            2002           2003            2002
                                   --------        --------       --------        --------
Income Statement Data:
  Net revenues                     $ 25,286        $ 21,019       $ 75,333        $ 69,856
  Gross profit                      (14,299)        (35,684)       (76,691)       (147,494)
  Net loss                          (27,171)        (53,992)      (352,528)       (392,635)

                                            As of
                                   ------------------------
                                 September 30,   December 31,
                                     2003            2002
                                   --------        --------
Balance Sheet Data:
  Current assets                   $ 76,729        $ 83,876
  Noncurrent assets                 376,889         655,265
  Current liabilities                64,315          57,353
  Other noncurrent liabilities      249,028         182,297
  Minority interests                 38,609          45,338

   The reconciliation of CommScope's investment in and advances to OFS BrightWave compared to CommScope's equity in the net assets of OFS BrightWave as of September 30, 2003 and December 31, 2002 was as follows:

                                                           As of
                                                --------------------------
                                               September 30,    December 31,
                                                   2003             2002
                                                ---------        ---------

 Net assets of OFS BrightWave, LLC              $ 101,666        $ 454,153
 CommScope ownership percentage                  18.43225%        18.43225%
                                                ---------        ---------
   CommScope equity in net assets of OFS
      BrightWave, LLC                              18,739           83,711
 Plus:
   Notes receivable from OFS BrightWave, LLC       30,000           30,000
   Direct costs of acquisition                      4,763            4,763
   Pushdown and other adjustments by majority
      member in OFS BrightWave, LLC                (1,036)          (1,036)
 Less:
   Income tax benefit related to CommScope's
      share of losses generated by OFS
      BrightWave, LLC's domestic c-corporation
      subsidiary                                   (5,910)          (5,910)
                                                ---------        ---------
 Investment in and advances to OFS Brightwave,
      LLC                                       $  46,556        $ 111,528
                                                =========        =========


6. IMPAIRMENT CHARGES FOR FIXED ASSETS

   During the second quarter of 2003, management concluded that certain manufacturing assets had no future use to the Company and initiated a formal impairment review of these assets based on this change in circumstances. Most of these assets were used in or acquired for use in the manufacture of the Company's broadband and video distribution products ("Broadband/Video

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

Products"), which have been adversely affected by the difficult global business environment in telecommunications and a decline in demand both domestically and internationally. These assets were either uninstalled, underutilized, or idle, generating no current operating cash flows. In addition, based on management's conclusion that these assets had no future use to the Company, there were no expected future operating cash flows for these assets. This absence of operating cash flows indicated that the carrying amounts of these assets may not be recoverable as of June 30, 2003. Accordingly, management obtained third party appraisals of the majority of these specifically-identified assets to determine their fair values and the resulting amount of impairment losses to be recognized. Based on these appraisals, CommScope recognized pretax impairment charges in the amount of $23 million, or $0.25 per share, net of tax, related to these specifically-identified assets. Management had not made a final decision as to the disposition of these assets as of September 30, 2003, and therefore, they have been classified as assets to be held and used, as required by SFAS. No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

   In addition, the Company's Brazilian operation, which primarily manufactures Broadband/Video Products, has experienced declining local demand in addition to reduced export sales and profitability resulting from pricing and competitive pressures primarily due to the impact of unfavorable local currency fluctuations. As a result of this change in circumstances, management performed a test of recoverability for the Brazilian manufacturing assets during the second quarter of 2003. The Company's long-term undiscounted cash flow forecasts for its Brazilian operation indicated that the carrying amounts of the manufacturing assets at this facility may not be recoverable as of June 30, 2003. Accordingly, management obtained third party appraisals of the Brazilian manufacturing assets to determine their fair values and the resulting amount of impairment losses to be recognized. Based on these appraisals, CommScope recognized pretax impairment charges in the amount of $8.7 million, or $0.09 per share, net of tax, of which $6.4 million were related to broadband cable manufacturing assets and $2.3 million were related to wireless cable manufacturing assets. Management intended to continue to use these assets in production as of September 30, 2003, and therefore, they have been classified as assets to be held and used.

   The Company recognized total pretax impairment charges for fixed assets in the amount of $31.7 million, or $0.34 per share, net of tax, during the second quarter of 2003. These impairment charges resulted in an increase of $8.5 million in CommScope's noncurrent deferred tax asset during the second quarter of 2003. The breakdown of these impairment charges was as follows (in millions):

  Domestic broadband cable manufacturing assets      $ 21.4
  Brazilian manufacturing assets                        8.7
  Other domestic manufacturing assets                   1.6
                                                     ------
       Total impairment charges                      $ 31.7
                                                     ======

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

7.    INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME/LOSS

                                                Three Months       Nine Months
                                                   Ended              Ended
                                                September 30,     September 30,
                                              ---------------   ----------------
                                               2003     2002     2003      2002
                                              ------   ------   ------    ------
Income tax benefit for components of other
   comprehensive income/loss:
Hedging gain/loss on nonderivative instrument $ -- $ (44) $ -- $ 421 Loss on derivative financial instrument
   designated as a cash flow hedge               --        60      --         52
Loss on derivative instrument designated as
   a net investment hedge                        286      --     1,262       --
                                              ------   ------   ------    ------
Total income tax benefit for components of
   other comprehensive income/loss            $  286   $   16   $1,262    $  473
                                              ======   ======   ======    ======

8.   DERIVATIVES AND HEDGING ACTIVITIES

   As of September 30, 2003, the only derivative financial instrument outstanding was a cross currency swap, which was designated and documented at inception as a net investment hedge of a portion of the Company's net investment in its Belgian subsidiary. The notional amount of this derivative financial instrument, which is a cross currency swap of US dollars for euros, was $20 million at inception of the hedging relationship and as of September 30, 2003. This hedging instrument was effective at inception of the hedging relationship and at September 30, 2003 and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The fair value of this derivative instrument, reflected in other noncurrent liabilities, was approximately $4.4 million as of September 30, 2003, compared to $1.3 million as of December 31, 2002.

   The only derivative instrument outstanding for the three months ended September 30, 2002 was an interest rate swap, which effectively converted the variable-rate Eurodollar Credit Agreement to a fixed-rate basis. As of December 2, 2002, the Company terminated both the Eurodollar Credit Agreement and the related interest rate swap agreement, which were both scheduled to expire on March 1, 2006. This interest rate swap was designated and documented as a cash flow hedge of the changes in the cash flows attributable to fluctuations in the variable benchmark interest rate associated with the underlying debt being hedged.

   There were no material reclassifications from other comprehensive income
(loss) to earnings during the three and nine month periods ended September 30, 2003 and 2002.

               (UNAUDITED - IN THOUSANDS, UNLESS OTHERWISE NOTED)

      Activity in the accumulated net gain (loss) on derivative instruments included in accumulated other comprehensive loss for the three and nine month periods ended September 30, 2003 and 2002 consisted of the following:

                                                Three Months        Nine Months
                                                   Ended               Ended
                                                September 30,      September 30,
                                             -----------------   -----------------
                                               2003      2002      2003     2002
                                             -------   -------   -------   -------
Accumulated net gain (loss) on derivative
    instruments, beginning of period         $(2,463)  $    40   $  (802)  $    27
Net loss on derivative financial instrument
    designated as a cash flow hedge              --       (102)      --        (89)
Net loss on derivative financial instrument
    designated as a net investment hedge        (488)      --     (2,149)      --
                                             -------   -------   -------   -------
Accumulated net loss on derivative
    instruments, end of period               $(2,951)  $   (62)  $(2,951)  $   (62)
                                             =======   =======   =======   =======

9.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                         2003           2002
                                                        ------         ------
      Cash paid during the period for:
           Income taxes                                 $  360         $  599
           Interest (net of capitalized amounts)         3,826          4,716



10.   SUBSEQUENT EVENT

   On October 27, 2003, CommScope announced that it had signed a definitive agreement with Avaya Inc. ("Avaya") to acquire its Connectivity Solutions ("ACS") business for cash and securities valued at approximately $263 million. Under the terms of the agreement, Avaya will receive $210 million in cash, an $18 million convertible subordinated note from CommScope and $34.9 million in CommScope common stock, subject to adjustment. The cash component of the transaction is expected to be funded primarily from CommScope's existing cash balances and through a new $150 million senior secured credit facility underwritten by Wachovia Securities, subject to adjustment. CommScope had $171 million in cash and cash equivalents on its balance sheet as of September 30, 2003. CommScope will purchase the net assets of ACS, including certain defined current liabilities and assets, which totaled approximately $300 million as of June 30, 2003, based upon Avaya's historical financial statements. CommScope will also assume up to approximately $75 million of other specified liabilities of ACS, primarily related to employee benefits. The transaction, which is subject to customary closing conditions and approval by necessary regulatory authorities, is expected to close within 90 days of signing except with regard to certain international operations. CommScope is evaluating various operating structures for the ACS business to be acquired.

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

HIGHLIGHTS

   For the quarter ended September 30, 2003, net income was $1.1 million, or $0.02 per share, compared to a net loss of $19.6 million, or $0.32 per share, for the quarter ended September 30, 2002. Included in these results were after-tax equity method losses in OFS BrightWave, LLC ("OFS BrightWave") of $3.1 million, or $0.05 per share, during the three months ended September 30, 2003, compared to $6.4 million, or $0.10 per share, during the three months ended September 30, 2002. The net loss for the quarter ended September 30, 2002 also included after-tax charges of $15.8 million, or $0.26 per share, for the impairment of our fixed assets.

   For the nine months ended September 30, 2003, we incurred a net loss of $53.3 million, or $0.90 per share, compared to a net loss of $63.7 million, or $1.03 per share, for the nine months ended September 30, 2002. Included in these net losses were after-tax equity method losses in OFS BrightWave of $40.9 million, or $0.69 per share, during the nine months ended September 30, 2003, compared to $49.2 million, or $0.80 per share, during the nine months ended September 30, 2002. The net loss for the nine months ended September 30, 2003 also reflected after-tax impairment charges of $20.0 million, or $0.34 per share, primarily related to our broadband cable manufacturing assets. In addition, the net loss for the nine months ended September 30, 2002 included after-tax charges of $15.8 million, or $0.26 per share, for the impairment of our fixed assets and after-tax charges of $13.5 million, or $0.22 per share, related to the write-off of Adelphia Communications Corp. ("Adelphia") receivables


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 WITH THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002

Net sales

   Net sales for the quarter ended September 30, 2003 increased $0.9 million, or 0.6%, to $148.7 million, compared to the quarter ended September 30, 2002. This increase was due to higher sales of wireless and other telecommunications products ("Wireless and Other Telecom Products"). Net sales for the nine months ended September 30, 2003 decreased $43.1 million, or 9.3%, to $419.5 million, compared to the nine months ended September 30, 2002. The decrease in net sales for this nine-month period was due to lower sales of broadband and other video distribution products ("Broadband/Video Products").

   Domestic sales increased 1.2% to $122.2 million in the third quarter of 2003 compared to the third quarter of 2002. The increase was due primarily to higher Wireless and Other Telecom Products sales. Domestic sales decreased 9.6% to $340.6 million in the nine months ended September 30, 2003 compared to the same period in 2002. The decrease was due to lower Broadband/Video Products sales volume and ongoing pricing pressure for fiber optic cable products. International sales decreased 1.9% to $26.5 million in the third quarter of 2003 and 8.2% to $78.9 million in the nine months ended September 30, 2003 compared to the same periods in 2002.

   Net sales of Broadband/Video Products for the third quarter of 2003 decreased $2.4 million, or 2.0%, to $117.9 million, compared to the same period in 2002. This decrease primarily resulted from lower sales of fiber optic cable. Sales to Comcast Corporation ("Comcast") decreased $7.5 million, or 22.6%, in the third quarter of 2003 compared to the same period in 2002. For the nine months ended September 30, 2003, net sales of Broadband/Video Products decreased $50.9 million, or 13.4% to $327.7 million, compared to the same period in 2002. This decrease primarily resulted from a lower year-over-year volume of sales to Charter and Adelphia, in addition to a decline in fiber optic cable pricing and international sales volume. Net sales of Broadband/Video Products increased by $9.4 million, or 8.7%, from the second quarter to the third quarter of 2003 primarily due to stronger sequential sales to essentially all major broadband service providers, including Comcast. Sales to Comcast represented approximately 17% of total quarterly net sales in the third quarter of 2003.

   Pricing for coaxial cable remained relatively stable during the three and nine months ended September 30, 2003, compared to the same periods last year. However, we expect increasing pricing pressure for certain coaxial cable products due to ongoing competitive pressures. Sales of fiber optic cable, which represented more than 10% of total net sales during the three and nine month periods ended September 30, 2003 and 2002, continued to experience significant pricing pressure. Sales of fiber optic cable for broadband applications declined by more than 20% year over year in both the three and nine month periods ended September 30, 2003 compared to the same periods in 2002. We expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products at least through 2003.

   Net sales of local area network and other data applications products ("LAN Products") for the third quarter of 2003 were approximately $24 million, representing a slight decrease from both the quarter ended June 30, 2003 and the quarter ended September 30, 2002. For the nine months ended September 30, 2003, sales of LAN Products increased $4.5 million, or 6.7%, to $71.6 million compared to the same period in 2002. Sales of LAN Products benefited from strengthening project business and increasing fiber optic cable and apparatus sales volumes.

   Net sales of Wireless and Other Telecom Products for the third quarter of 2003 more than doubled to $6.8 million, compared to the same period in 2002. For the nine months ended September 30, 2003, sales of Wireless and Other Telecom Products increased $3.3 million, or 19.5%, to $20.2 million compared to the same period in 2002. These increases were primarily due to higher volume and product mix. We expect ongoing aggressive competition for Wireless and Other Telecom Products. Although wireless telecommunications capital spending remains weak, we believe that we have made progress communicating the Cell Reach(R) value proposition to customers and remain optimistic about long-term wireless opportunities.

Gross profit (net sales less cost of sales)

   Gross profit for the third quarter ended September 30, 2003 increased to $30.6 million, compared to third quarter 2002 gross profit of $27.1 million. Third quarter 2003 gross profit margin increased to 20.6% from 18.3% in the third quarter of 2002. Gross profit and margin improved year over year in the third quarter primarily due to lower costs from workforce reductions, reduced depreciation expense from prior period asset impairments and higher sales of Wireless Products. For the nine months ended September 30, 2003, gross profit decreased to $83.6 million, compared to $94.2 million for the same period in 2002, with gross profit margins of 19.9% and 20.4%, respectively. The decrease in gross profit and margin was primarily due to competitive pricing pressure primarily for fiber optic cable products and lower Broadband/Video Product sales volume, somewhat offset by lower costs.

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

Selling, general and administrative

   Selling, general and administrative ("SG&A") expense for the third quarter ended September 30, 2003 was $20.9 million, or 14.0% of net sales, compared to $20.5 million, or 13.9% of net sales, for the same period in 2002. For the nine months ended September 30, 2003, SG&A expense was $62.7 million, or 15.0% of net sales, compared to $82.8 million or 17.9% of net sales in the same period last year. SG&A expense for the nine months ended September 30, 2002 included bad debt expense of $21.4 million related to the write-off of Adelphia receivables. Excluding the Adelphia write-off, SG&A expense was $61.4 million, or 13.3% of net sales, for the nine months ended September 30, 2002. The year-over-year increases in SG&A expense and SG&A expense as a percentage of net sales, excluding the Adelphia write-off, were primarily due to an increase in bad debt expense. We believe we have taken appropriate charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances and other relevant factors.

Research and development

   Research and development ("R&D") expense increased to $1.5 million, or 1.0% of net sales, for the third quarter ended September 30, 2003 from $1.1 million, or 0.7% of net sales, for the same period in 2002. For the nine months ended September 30, 2003, R&D expense decreased to $4.5 million, or 1.1% of net sales, compared with $4.8 million, or 1.0% of net sales, for the same period in 2002. We expect R&D expense to remain at approximately 1% of net sales in the near term.

Impairment charges for fixed assets

   We recognized total pretax impairment charges for fixed assets in the amount of $31.7 million, or $0.34 per share, net of tax, during the second quarter of 2003. The breakdown of these impairment charges was as follows (in millions):

  Domestic broadband cable manufacturing assets               $ 21.4
  Brazilian manufacturing assets                                 8.7
  Other domestic manufacturing assets                            1.6
                                                              ------
       Total impairment charges                               $ 31.7
                                                              ======

   During the second quarter of 2003, we concluded that certain manufacturing assets had no future use to us and initiated a formal impairment review of these assets. Most of these assets were used in or acquired for use in the manufacture of our Broadband/Video Products, which have been adversely affected by the difficult global business environment in telecommunications and a decline in demand both domestically and internationally. Based primarily on third party appraisals, we recognized pretax impairment charges in the amount of $23 million, or $0.25 per share, net of tax, during the second quarter of 2003 related to these specifically-identified assets.

   In addition, our Brazilian operation, which primarily manufactures Broadband/Video Products, has experienced declining local demand in addition to reduced export sales and profitability resulting from pricing and competitive pressures primarily due to the impact of unfavorable local currency fluctuations. As a result, we performed a test of recoverability for the Brazilian manufacturing assets during the second quarter of 2003. Based on third party appraisals, we recognized pretax impairment charges in the amount of $8.7 million, or $0.09 per share, net of tax, during the second quarter of 2003 related to Brazilian manufacturing assets.

Net interest expense

   Net interest expense for the quarter ended September 30, 2003 was $1.6 million, compared to $1.7 million for the same period in 2002. For the nine months ended September 30, 2003, net interest expense decreased to $4.6 million compared with $5.2 million for the same period in 2002. The decrease in net interest expense during the nine months ended September 30, 2003 compared with the same time period in 2002 was primarily due to an increase in interest income earned on a higher level of cash and cash equivalents.

Income taxes

   Our effective income tax rate was 37% for the three and nine month periods ended September 30, 2003 and 2002.

Equity in losses of OFS BrightWave, LLC

    For the three months ended September 30, 2003 and 2002, our 18.4% equity interest in the losses of OFS BrightWave was approximately $5.0 million and $10.1 million, pretax, respectively. For the nine months ended September 30, 2003 and 2002 our 18.4% equity interest in the losses of OFS BrightWave was approximately $65.0 million and $78.3 million, pretax, respectively. Since OFS BrightWave has elected to be taxed as a partnership, we recorded a tax benefit related to our 18.4% equity interest in the flow-through losses of approximately $1.9 million and $3.7 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002 we recorded a tax benefit related to the flow-through losses of approximately $24.0 million and $29.1 million, respectively. OFS BrightWave operates in some of the same markets we do and its financial results were also adversely affected by the difficult market environment in telecommunications and the challenging global business environment. Due to these conditions, OFS BrightWave incurred significant charges during the nine months ended September 30, 2003 primarily related to fixed asset impairments, restructuring and cost reduction efforts. The total of these charges recognized by OFS BrightWave during the nine months ended September 30, 2003 was $257.9 million. OFS BrightWave also incurred charges of $215.0 million during the nine months ended September 30, 2002, primarily for the write-off of goodwill and certain fixed assets, in addition to restructuring and cost reduction efforts.

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

   Cash provided by operating activities was $55.0 million for the nine months ended September 30, 2003, compared to $72.1 million for the same period in 2002. The year-over-year decrease in operating cash flows was primarily the result of a decrease in gross profit due to lower sales during the nine month period ended September 30, 2003, compared to the same period in 2002, in addition to an increase in accounts receivable during the nine month period ended September 30, 2003 due to an increase in sequential sales from the second to the third quarter. We also received a $13.5 million tax refund in the third quarter of 2003, which primarily related to the carryback of 2002 deductible losses from OFS BrightWave and the write-off of Adelphia receivables.

   Working capital was $257.3 million at September 30, 2003, compared to $214.0 million at December 31, 2002. This increase in working capital during the nine months ended September 30, 2003 primarily related to an increase in cash of $51.2 million over the same period to $171.3 million as of September 30, 2003.

   During the nine months ended September 30, 2003, we invested $4.1 million in property, plant and equipment compared to $8.3 million during the same period in 2002. While we may place production capability in certain international markets, we expect capital expenditures to remain at a level below depreciation and amortization expense for the next several years. We currently expect capital expenditures to be less than $10 million in 2003, primarily for cost reduction efforts and information technology initiatives, depending upon business conditions.

   We owed total long-term debt of $183.3 million as of September 30, 2003 and December 31, 2002. This debt represented 28% of our book capital structure, defined as long-term debt and total stockholders' equity, as of September 30, 2003, compared to 26% as of December 31, 2002.

   We entered into a $100 million senior secured revolving credit facility, which closed January 10, 2003. The facility, which was established for future liquidity, working capital needs and other general corporate purposes, was not drawn at closing and has not been drawn in any amount from that date through September 30, 2003. The facility is secured by substantially all of our domestic assets and can have a maximum availability of up to $100 million over its three and a half year expected term (see "Subsequent Event" below), subject to certain covenants and conditions contained in the agreement. As of September 30, 2003, we had availability of approximately $74 million and no outstanding borrowings under this secured credit facility.

   In April 2003, Standard & Poor's Rating Services ("S&P") announced that it lowered its corporate credit rating on CommScope to "BB" from "BB+" and its subordinated debt rating to "B+" from "BB-." Although S&P indicated that the outlook for CommScope is stable, the downgrade was mainly based on reduced sales and profitability forecasts. On October 27, 2003, S&P and Moody's Investors Service announced that they placed our credit ratings under review for possible downgrade, prompted by the announcement of our intent to acquire certain assets and assume certain liabilities of Avaya Inc.'s Connectivity Solutions business (see further discussion under "Subsequent Event" below). The lower ratings do not affect interest rates or covenant compliance under our existing debt agreements, and we do not expect them to affect interest rates or covenant compliance under the contemplated credit agreements discussed under "Subsequent Event" below. As a result, we believe the lower ratings do not have a material impact on our financial position, cash flows or results of operations.

SUBSEQUENT EVENT

   On October 27, 2003, we announced that we had signed a definitive agreement with Avaya Inc. ("Avaya") to acquire its Connectivity Solutions ("ACS") business for cash and securities valued at approximately $263 million. Under the terms of the agreement, Avaya will receive $210 million in cash, an $18 million convertible subordinated note from us and $34.9 million in our common stock, subject to adjustment. The cash component of the transaction is expected to be funded primarily from our existing cash balances and through a new $150 million senior secured credit facility underwritten by Wachovia Securities, subject to adjustment. We had $171 million in cash and cash equivalents on our balance sheet as of September 30, 2003. We will purchase the net assets of ACS, including certain defined current liabilities and assets, which totaled approximately $300 million as of June 30, 2003, based upon Avaya's historical financial statements. We will also assume up to approximately $75 million of other specified liabilities of ACS, primarily related to employee benefits. The transaction, which is subject to customary closing conditions and approval by necessary regulatory authorities, is expected to close within 90 days of signing except with regard to certain international operations. We are evaluating various operating structures for the ACS business to be acquired.

FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position, anticipated timing of closing related to our planned acquisition of ACS and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "think," "thinks" and "scheduled" and similar expressions.

   These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our ability to complete the planned acquisition of ACS; the challenges of integration and restructuring associated with the planned acquisition of ACS; the challenges of achieving anticipated synergies associated with the planned acquisition of ACS; the ability to retain qualified employees and existing business alliances subsequent to the planned acquisition of ACS; maintaining satisfactory relationships with represented employees subsequent to the planned acquisition of ACS; customer demand for ACS products, applications and service; expected demand from Comcast Corporation and other major domestic MSOs; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; product demand and industry excess capacity; changes or fluctuations in global business conditions; financial performance of OFS BrightWave; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials (including without limitation polyethylene and other plastics, bimetallic center conductors, optical fibers, fine aluminum wire and fluorinated-ethylene-propylene which are available only from limited sources); our ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and our ability to retain customers and negotiate contract renewals on acceptable terms; possible disruption due to customer or supplier bankruptcy, reorganization, restructuring or consolidation; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; successful operation of bimetal manufacturing and other vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth, and earnings goals; our ability to achieve reductions in costs; margin improvement; our ability to retain and attract key personnel; developments in technology; intellectual property protection; product or raw material performance issues; adequacy and availability of insurance; litigation or regulatory developments, including future or pending tax legislation; stock price fluctuations; foreign currency fluctuations; technological obsolescence; acquisition and divestiture activities and our ability to integrate acquisitions; environmental issues; our participation in joint ventures; international economic and political uncertainties; possible disruption due to terrorist activity or armed conflict; political instability; major health concerns and other factors discussed. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions; acquisitions of telecommunications companies by others; consolidation within the telecommunications industry; the financial condition of telecommunications companies and their access to financing; competition among telecommunications companies; technological developments and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

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

        99.1  Forward-Looking Information

   (b) Reports on Form 8-K filed during the three months ended September 30, 2003:

        On August 11, 2003, we furnished a current report on Form 8-K announcing our financial results for the second quarter of 2003.

        On August 29, 2003, we furnished a current report on Form 8-K announcing that we would be participating in the Smith Barney Citigroup 2003 Technology Conference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMSCOPE, INC.

November 12, 2003         /s/ Jearld L. Leonhardt
-----------------         -----------------------
Date                      Jearld L. Leonhardt
                          Executive Vice President and Chief Financial Officer
                          signing both in his capacity as Executive Vice
                          President on behalf of the Registrant and as Chief
                          Financial Officer of the Registrant