Form 10-K
period 2003-12-31
COMMSCOPE INC
filed 2004-03-15
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      --------------------------------

                                 FORM 10-K
(MARK ONE)
|X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                     OR
|_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                               (828) 324-2200
            (Registrant's telephone number, including area code)
              -----------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                       -----------------------
     Common Stock, par value $.01 per share         New York Stock Exchange
     Preferred Stock Purchase Rights                New York Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $484 million as of June 30, 2003 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded.

     As of March 1, 2004 there were 61,262,751 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
 PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2004 ANNUAL MEETING
      OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                           TABLE OF CONTENTS

                                                                                                        Page
PART I

    Item 1.     Business..................................................................................1

    Item 2.     Properties...............................................................................10

    Item 3.     Legal Proceedings........................................................................12

    Item 4.     Submission of Matters to a Vote of Security Holders......................................12


PART II

    Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters................15

    Item 6.     Selected Financial Data..................................................................16

    Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                Operations...............................................................................17

    Item 7A.    Quantitative and Qualitative Disclosures.................................................33

    Item 8.     Financial Statements and Supplementary Data..............................................37

    Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure...............................................................................74

    Item 9A.    Controls and Procedures..................................................................74


PART III

    Item 10.    Directors and Executive Officers of the Registrant.......................................75

    Item 11.    Executive Compensation...................................................................75

    Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................75

    Item 13.    Certain Relationships and Related Transactions...........................................76

    Item 14.    Principal Accounting Fees and Services...................................................76


PART IV

    Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................76

                Signatures...............................................................................77

                                   PART I

ITEM 1.   BUSINESS

     Unless the context otherwise requires, references to "CommScope, Inc.," or "we," "us," or "our" are to CommScope, Inc. and its direct and indirect subsidiaries, including CommScope, Inc. of North Carolina, on a consolidated basis.

     On January 31, 2004, we acquired substantially all of the assets and certain specified liabilities of the Connectivity Solutions business ("Connectivity Solutions") from Avaya Inc. ("Avaya"). See "Our Acquisition of Connectivity Solutions in 2004" below. Our historical financial information and other information given as of a date prior to January 31, 2004 reflects the business of CommScope prior to the acquisition of Connectivity Solutions, unless the context specifically requires otherwise. Financial and other information included in this Form 10-K relating to the Connectivity Solutions business as operated by Avaya for the fiscal year ended September 30, 2003 and other periods prior to the acquisition is not necessarily indicative of the future performance of the Connectivity Solutions business as operated by us. For a description of the factors affecting such future performance see Exhibit 99.1 to this Form 10-K.

     CommScope, Inc. was incorporated in Delaware on January 28, 1997. Our principal executive offices are located at 1100 CommScope Place, SE, Hickory, North Carolina 28602. Our telephone number is (828) 324-2200.

OVERVIEW OF 2003

     We are a leading worldwide designer, manufacturer and marketer of a broad line of coaxial, fiber optic, and other high-performance electronic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. We believe we supplied more than 50% of all coaxial cable purchased in the United States in 2003 for broadband cable networks using Hybrid Fiber Coaxial (HFC) architecture. We believe we are also the largest manufacturer and supplier of coaxial cable for HFC cable networks in the world. We are also a leading supplier of fiber optic cables primarily for HFC cable networks and have developed specialized, proprietary fiber optic products for telecommunications applications. We are a leading supplier of coaxial cable for telephone central office switching and transmission applications, as well as video distribution applications such as satellite television and security surveillance. In addition, we have developed an innovative line of coaxial cables for wireless communication infrastructure applications that we believe have superior performance characteristics compared to traditional cables. We are also a leading provider of high-performance premise wiring for the mid tier local area network market. During 2003, we sold our communications cable products to approximately 1,800 customers in more than 100 countries.

     For the year ended December 31, 2003, our revenues were $573.3 million and our net loss was $70.6 million (primarily due to recognition of our share of the losses of OFS BrightWave, LLC ("OFS BrightWave") and impairment charges). During this period, approximately 79% of our revenues were for HFC cable networks and other video applications, 16% were for Local Area Network (LAN) premise wiring applications and 5% were for wireless, central office and other telecommunications applications. International sales were approximately 19% of our revenues during this period. For further discussion of our current and prior year domestic and international revenues, see Items 7 and 8 of this Form 10-K.

OUR ACQUISITION OF CONNECTIVITY SOLUTIONS IN 2004

     On January 31, 2004, we acquired Connectivity Solutions from Avaya. We acquired Connectivity Solutions primarily to expand our position in the 'last mile' of telecommunications, establish a leadership position in the global enterprise connectivity market and enhance our global growth opportunities. We believe that this complementary combination of our business with the Connectivity Solutions business creates the potential for significant synergies and positions us as a leading global provider of cable products and apparatus to both the enterprise and telecommunications markets.

     Through our wholly owned subsidiary, CommScope Solutions Holdings, LLC (formerly SS Holdings, LLC) we acquired substantially all of the assets, subject to specified current liabilities, of Connectivity Solutions, for $250 million in cash and approximately 1.8 million shares of our common stock. The purchase price is subject to post closing adjustments for working capital, certain information technology costs and employee benefit obligations as well as the closing of the acquisition of certain international operations that are expected to occur later in 2004. The cash component of the transaction was funded primarily through our existing cash balances and through $100 million of borrowings under our new $185 million senior secured credit facility. As part of the transaction, we also assumed up to approximately $65 million of other specified liabilities of Connectivity Solutions, primarily related to employee benefits.

      The Connectivity Solutions business as operated by Avaya was organized into three business groups as follows:

     o SYSTIMAX(R), which is the global leader in the design, development, manufacture and marketing of physical layer end-to-end structured cabling solutions for connecting phones, workstations, LANs, SANS and other critical communication devices through buildings or across campuses of businesses, enterprises and other organizations.

     o ExchangeMAX(R), which is a leading provider in the United States of physical layer structured cabling solutions supporting central offices of telecommunications service providers.

     o Integrated Cabinet Solutions (ICS), which provide secure environmental enclosures engineered to protect and optimize the performance of wireless, DSL and other electronic equipment primarily in outdoor locations of telecommunications providers.

      For the fiscal year ended September 30, 2003, total net sales of the Connectivity Solutions business as operated by Avaya were $541.7 million with approximately 80%, 10% and 10% derived from the SYSTIMAX(R), ExchangeMax(R) and ICS groups, respectively. During its 2003 fiscal year, Connectivity Solutions sold its products to approximately 2,000 independent distributors, system integrators, and value-added resellers in more than 60 countries and international sales represented approximately 43% of its revenues.

BUSINESS STRATEGY

      Our goal is to be the global leader in 'last mile' cabling and connectivity, which is the distribution access, or final link, to the customer. Our recent acquisition of Connectivity Solutions is an important milestone in achieving this objective. The principal elements of our strategy are:

     o Build upon Leadership Position in the "Last Mile" of Telecom. We believe we are the global leader in structured cabling systems for business enterprise applications and the world's largest manufacturer of coaxial cable for HFC applications. HFC networks are widely recognized as the most cost-effective way to deliver multi-channel video, voice and data services into homes around the world. We also have access to technologically advanced optical fiber and fiber optic cable through our minority ownership in OFS BrightWave.

          As telecommunications companies continue to bring broadband video, voice and high-speed data services to the enterprise, home or mobile customer, we expect an ongoing demand for bandwidth and enabling cabling and connectivity solutions products. We intend to build upon our leadership position by offering our broad portfolio of products for last mile wired and/or wireless applications.

     o Develop Proprietary Products and Expand Market Opportunities. We actively identify new market opportunities and develop and commercialize products that use our core technology and manufacturing competencies. Our industry-leading research and development teams continue to spearhead innovative developments in cable and connectivity. We intend to build upon this legacy of innovation and leverage our portfolio of more than 1,300 worldwide patents to provide leading-edge technology and new, high-performance cable and connectivity solutions products to our customers.

     o Continuously Improve Operating Efficiencies. We are recognized for operational excellence and effective cost management. We believe that there are significant potential cost reduction opportunities as we integrate Connectivity Solutions, including reduced corporate overhead and lower working capital. We intend to reduce costs through increased operational focus, application of our manufacturing expertise, increased labor productivity and process simplification.

     o Expand Our Global Platform. We believe that the ongoing need for communications infrastructure and worldwide demand for video, data and other broadband services creates significant long-term global growth opportunities. We expect new bandwidth-absorbing applications in the enterprise market and an ongoing need for cable television infrastructure due to the large number of worldwide television households and relatively low global penetration rates for cable television. We intend to enhance our market position by building upon our new worldwide facilities and presence as well as our extensive global network of distributors, system integrators and value added resellers. We also intend to use these new market channels to expand sales of existing CommScope products.

     o Leverage Superior Customer Service. We believe we are the market leader in enterprise and HFC applications in part due to our emphasis on customer service. We strive to establish and maintain long-term customer relationships by seamlessly delivering innovative cable and connectivity solutions to our telecommunications and enterprise customers. Our high-volume manufacturing capability, industry-leading research and development, technical support and sophisticated logistical capabilities are key components of our customer service model.

PRODUCT GROUPS

     We recently reorganized our products into four major product groups:

          o    CommScope Enterprise Solutions(TM);

          o    CommScope Broadband Solutions(TM);

          o    CommScope Wireless Solutions(TM); and

          o    CommScope Carrier Solutions(TM).

     COMMSCOPE ENTERPRISE SOLUTIONS

          The CommScope Enterprise Solutions group includes SYSTIMAX(R) Solutions, our new enterprise connectivity business, and our CommScope branded enterprise LAN products. This group primarily provides structured cabling systems for business enterprise applications. A structured cabling system is the transmission network inside a building or campus of buildings that connects voice and data communication devices, video and building automation devices, switching equipment and other information management systems to one another as well as to outside communications networks. It includes all the in-building and outside plant campus cabling and associated distribution components from the point of demarcation where the building cabling connects to outside communications networks. A structured cabling system consists of various families of components, including transmission media (cable), circuit administration hardware, connectors, jacks, plugs, adapters, transmission electronics, electrical protection devices and support hardware. Cables are classified by their construction, their data transmission capability and the environment in which they can be installed. Components are used to build elements, each having a specific purpose that allows easy implementation, moves, changes and maintenance as customer requirements change. A well-designed distribution system is independent of the equipment it serves and is capable of interconnecting many different devices, including data terminals, analog and digital telephones, personal computers and host computers, as well as system common equipment.

     COMMSCOPE BROADBAND SOLUTIONS

          We design, manufacture and market coaxial and fiber optic cable, most of which is used in the cable television industry. We believe we are the world's largest manufacturer of coaxial cable and a leading domestic supplier of fiber optic cable for cable TV and other video applications. Our coaxial and fiber optic cables are primarily used in Hybrid Fiber Coaxial (HFC) networks being deployed throughout the world. HFC networks utilize a combination of fiber optic and coaxial cable and are widely recognized as one of the most cost-effective ways to offer multi-channel video, voice and data services. Our broadband coaxial cables and zero water peak optical fiber cables provide bandwidth connectivity for services such as cable television, video on demand, high-speed Internet access, cable telephony and other interactive services.

          Many other specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We are a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full service communications providers worldwide. We also provide a variety of cable-in-conduit products for telecommunication applications.

     COMMSCOPE CARRIER SOLUTIONS

          CommScope Carrier Solutions(TM) includes our ExchangeMAX(R) and ICS product lines. ExchangeMAX(R) offers solutions designed for switching and transmission applications in telephone central offices. ICS offers secure environmental enclosures that are used by telecommunication service providers to protect equipment for wireless access as well as switching and broadband service applications.

          Our ExchangeMAX(R) products are sold in the central office cable and cross-connect markets and provide end-to-end connectivity to end-users such as original equipment manufacturers (OEMs) of telecommunications equipment, Regional Bell Operating Companies (RBOC), and third-party "turf" vendors. ExchangeMAX(R) structured cabling systems are primarily deployed in U.S. central offices of telecommunications providers. The ExchangeMAX(R) solution combines our family of central office connectivity products with an overall system architecture to support the copper cable distribution networks of a central office. Our products include UTP, STP and coax cable, copper main distributing frames, digital signal cross connect frames, connectors, patch cords and cable management software. We use a systems approach based on the ExchangeMAX(R) product architecture that provides an open and flexible, yet structured and engineered cabling distribution solution to support the voice and digital central office subsystems and applications. We manufacture and market the ExchangeMAX(R) product line primarily to OEMs, RBOCs, and third-party vendors in the U.S.

          Our Integrated Cabinet Solutions products are sturdy environmental enclosures for electronics devices and equipment deployed in the outside plant and inside buildings. Enclosures are designed to meet the needs of each customer, including thermal characteristics, and are used mostly by telecommunication service providers to protect wireless equipment, transmission access equipment, switching equipment and broadband electronic equipment. Each cabinet is assembled, completely wired and system-tested at our facilities to ensure high quality and ease of installation. We believe that the strength of our ICS products is their wide acceptance and our ability to integrate the electronics specifications of multiple vendors in a single product.

          We market ICS products primarily to domestic telecommunications equipment manufacturers and service providers. Our ICS products also compete in the global integrated cabinet solutions and enclosures industry, providing Broadband, DSL, and switching equipment for OEMs of telecommunications equipment.

     COMMSCOPE WIRELESS SOLUTIONS

          We design and manufacture innovative, high frequency cables and components that connect wireless antennae to their transmitters. We believe that the deployment of wireless communications systems throughout the United States and the rest of the world presents a growth opportunity for us. Semi-flexible coaxial cables are used to connect the antennae located at the top of wireless antenna towers to the radios and power sources located adjacent to or near the antenna site. Over the past few years, we developed and patented Cell Reach(R), a line of copper or aluminum shielded semi-flexible coaxial cables and related connectors and accessories to address this market. Cell Reach(R) has been installed in thousands of wireless base stations with leading service providers such as Nextel Communications, Inc., Sprint Corporation, certain Sprint affiliates, Cingular and certain AT&T affiliates.

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

MANUFACTURING

     Most of our manufacturing facilities have received IS0 9000 certification, the most widely recognized standard for quality management. In addition, several of our facilities have the TL 9000 certification, which is a telecommunications specific standard for quality management. We employ a global manufacturing strategy and operate 12 manufacturing facilities located in Nebraska, North Carolina, Alabama and Nevada; Seneffe, Belgium; Jaguariuna, Brazil; Bray, Ireland; Brisbane, Australia; and Tianjin, China.

     COMMUNICATIONS CABLES

          We employ numerous advanced cable manufacturing processes. Many of these processes, some of which are proprietary and/or trade secret information, are performed on equipment that has been modified for our purposes or specifically built to our specifications, often internally in our own machine shop facilities. These manufacturing processes include bimetallic wire fabrication, fine wire drawing, thermoplastic extrusion for insulating wires and cables, high-speed welding and swaging of metallic shields or outer conductors, braiding, cabling and stranding, and automated testing. Our manufacturing facilities are generally vertically integrated. We outsource certain fabrication of selected materials when cost-effective.

     APPARATUS DEVICES

          Apparatus devices support a complete systems solution. These products include jacks, outlets, panels, cords, connectors, protectors and network management tools. The manufacture of a typical part includes the following steps: molding of the parts, stamping metal parts, forming of sheet metal parts, insertion of printed wiring boards, assembly, wire wrapping, labeling, and packaging. These products are composed of various organic or recycled plastics, stamped metal components, and purchased assembled components.

     INTEGRATED CABINETS

          An integrated cabinet starts with base metal sheets that are stamped or cut and then formed to specification. These parts are then treated and sealed in a dry paint line process. The metal parts are then assembled and engineered around specific power and thermodynamic components and designs, some of which are developed internally and others of which are purchased from third party providers.

Then a base line cabinet can be assembled using cable or apparatus products and integrated to high end electronic devices provided by the end user drawings.

OUR INVESTMENT IN OFS BRIGHTWAVE

     We own, through our indirect wholly-owned subsidiary CommScope Optical Technologies, Inc., referred to herein as CommScope Optical, a minority interest in OFS BrightWave. OFS BrightWave was formed by us and The Furukawa Electric Co. Ltd. ("Furukawa") to operate certain fiber optic cable and transmission fiber assets of the Optical Fiber Solutions Group acquired from Lucent in 2001. The remaining equity interest in OFS BrightWave is owned by an indirect wholly-owned subsidiary of Furukawa.

     OFS BrightWave is one of the world's largest manufacturers of optical fiber and fiber optic cable. OFS BrightWave produces application-specific fiber and fiber optic cable for voice, data and video transmission deployed in both long-haul and short-haul communications networks. OFS BrightWave sells fiber optic cable primarily to large telecommunications service providers including certain Regional Bell Operating Companies (RBOCs). OFS BrightWave manufactures optical fiber under a contract manufacturing agreement for OFS Fitel, LLC, a wholly owned subsidiary of Fitel USA. Fitel USA's ultimate parent is Furukawa. OFS BrightWave's primary competitors include Corning Incorporated, Pirelli & C. SpA, Alcatel and several internationally-based competitors.

RESEARCH AND DEVELOPMENT

     Our research, development and engineering expenditures for the creation and application of new and improved products and processes were $6.2 million, $6.2 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, our major projects consisted of research and engineering activities related to developing new and more cost effective cable designs.

     Connectivity Solutions' research and development expenses were $29 million, $30 million and $52 million for Connectivity Solutions' fiscal years ended September 30, 2003, 2002 and 2001, respectively.

     In connection with our acquisition of the Connectivity Solutions business we gained over 100 research and development professionals who will focus on fundamental research, product development and enhancements and manufacturing processes related to our CommScope Enterprise Solutions and CommScope Carrier Solutions businesses. Many of our professionals maintain a presence in standard setting organizations so that the products related to our CommScope Enterprise Solutions and CommScope Carrier Solutions businesses can be formulated to achieve broad market acceptance. These organizations include the Telecommunications Industry Association, the Electronic Industry Association, the Institute of Electrical and Electronic Engineers and the Asynchronous Transfer Mode Forum.

SALES AND DISTRIBUTION

     We market our products directly to telecommunication service providers and through an extensive global network of distributors, value-added resellers and system integrators. We support our sales organization with regional service centers in various locations around the world. A key aspect of our North American customer support and distribution chain is the use of our private truck fleet. We believe that our ability to offer rapid delivery services, materials management and logistics services to customers in the continental United States through our private truck fleet is an important competitive advantage.

     Our CommScope Broadband Solutions products are sold primarily directly to cable system operators providing cable television services. It is estimated that the five largest cable television system operators account for more than 70% of the cable television subscribers in the United States. The major cable television system operators include such companies as Comcast Corporation, referred to herein as

Comcast (which merged with AT&T Broadband in November 2002), Time Warner Inc., Charter Communications, Inc., referred to herein as Charter, Cox Communications, Inc. and Adelphia Communications Corporation, referred to herein as Adelphia. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to the five largest domestic broadband service providers represented approximately 48% of our net sales during 2002 and 39% during 2003. During the year ended December 31, 2003, Comcast accounted for approximately 18% of our net sales, compared to approximately 20% and 10% of our net sales as if they were combined with AT&T Broadband for the full years ended December 31, 2002 and 2001, respectively. No other customer accounted for 10% or more of our net sales during 2003, 2002 or 2001.

     Our Enterprise Solutions products are sold to independent distributors, system integrators and value-added resellers. For the fiscal year ended September 30, 2003, sales of SYSTIMAX(R) by the Connectivity Solutions business as operated by Avaya to the top five distributors, value-added resellers and system integrators represented approximately 77% of the sales of SYSTIMAX(R) in that period. In particular, Anixter International and its affiliates accounted for approximately 53% and Graybar Electric Company accounted for approximately 14% of the net sales of SYSTIMAX(R) for the fiscal year ended September 30, 2003.

     We believe the enterprise structured cabling market has three segments: premium, mid-tier and basic. Products in the premium segment consist of end-to-end "solutions" consisting of cable and connectors that are specifically designed for compatibility to provide higher performance for high-speed data transmission. Products in the mid-tier segment consist generally of cable that is matched with connectors from a variety of manufacturers. Products in the basic segment consist of lower performance cables typically used for phone wiring or lower speed networks.

     We intend to deploy a two-tier strategy to market our CommScope Enterprise Solutions products. The SYSTIMAX family of products focus on the premium segment and are sold primarily to large, multinational companies. CommScope branded enterprise LAN products focus on the middle-tier market and are sold primarily to large and medium sized enterprises in the United States.

     Our international sales consist primarily of our CommScope Enterprise Solutions and CommScope Broadband Solutions products. Our primary channels to international markets are through distributors, and direct sales to end users and OEMs. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia/Pacific Rim and other regions throughout the world. We believe we are the largest manufacturer and supplier of coaxial cable for HFC cable networks in Europe. Prior to the Connectivity Solutions acquisition, our net sales from international operations, for the fiscal years ended December 31, 2003, 2002 and 2001 were approximately $110.8 million, $111.5 million and $173.3 million, respectively.

     Changes in the relative value of currencies take place from time to time and their effects on our results of operations may be favorable or unfavorable. We sometimes engage in foreign currency hedging transactions to mitigate these effects. For more information about our foreign currency exposure management, see "Note 2: Summary of Significant Accounting Policies" of our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

PATENTS AND TRADEMARKS

     We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. As of January 31, 2004, on a worldwide basis, we held over 1,300 patents and pending patent applications, including those we acquired in the Connectivity Solutions acquisition. As of January 31, 2004, we also had over 600 registered trademarks and pending trademark applications worldwide, including those we acquired as part of the Connectivity Solutions acquisition. We consider our patents and trademarks to be valuable assets, but no single patent or trademark is material to our operations as a whole. We intend to rely on our intellectual property rights including our proprietary knowledge, trade secrets and continuing technological innovation to develop and maintain our competitive position.

     We have entered into cross-licensing arrangements with Furukawa, providing us with access to key technology for communications cables, especially fiber optic cables.

BACKLOG

     At December 31, 2003, 2002 and 2001, we had an order backlog of approximately $24 million, $26 million and $22 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. In some cases, unfilled orders may be canceled prior to shipment of goods; but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

     For Connectivity Solutions' fiscal year ended September 30, 2003, Connectivity Solutions as operated by Avaya had an order backlog of approximately $24 million. Under Avaya, Connectivity Solutions measured backlog as actual orders not shipped regardless of when shipments were to be made.

COMPETITION

     The market for cable products and structured cabling systems is highly competitive and subject to rapid technological change. We encounter competition in substantially all areas of our business and from both international and domestic companies. Our competitors include large, diversified companies, some of which have substantially greater assets and financial resources than we do, as well as medium to small companies. We also face competition from certain smaller companies that have concentrated their efforts in one or more areas of the coaxial cable market. Our primary competitors by product group include: CommScope Enterprise Solutions - Belden, Inc., Cable Design Technologies Corporation, Nexans SA, and General Cable Corporation; CommScope Broadband Solutions - Amphenol Corporation, Corning Incorporated, Pirelli & C. SpA and Trilogy Communications, Inc.; CommScope Wireless Solutions - Andrew Corporation, Alcatel and Eupen Cable, Inc.; and CommScope Carrier Solutions - ADC Telecommunications, Inc., Marconi plc, and Alcatel.

     We compete primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. We believe that we have a strong competitive position in the coaxial cable market due to our position as a low-cost, high-volume coaxial cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. We also believe that we have a strong competitive position in the electronic cable market due to our large direct field sales organization within the local area network group, the comprehensive nature of our product line and our long established reputation for quality. We believe that our structured cabling systems business has a strong competitive position because of its long-standing relationships with distributors, value-added resellers and system integrators, its strong brand recognition and its premium product features and reliability.

RAW MATERIALS

     Our production processes are material intensive and we use significant quantities of various raw materials, including plastics, polymers, fluoropolymers, fabricated aluminum, bimetals, copper, optical fiber and steel, among others. Fluorinated ethylene propylene (FEP) is the primary raw material used throughout the industry for producing flame retarding cables for local area network applications. We use fabricated aluminum, copper and steel in the manufacture of coaxial and twisted pair cables. Most of these fabricated metal components are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We have adopted a hedging policy pursuant to which we may, from time to time, attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Optical fiber is a primary raw material used for making fiber optic cables.

     Our profitability may be affected by changes in the market price of our raw materials, most of which are linked to the commodity markets. Prices for copper, fluoropolymers and certain polymers derived from oil and natural gas have increased substantially over the last twelve months. As a result, we have significantly increased our prices for certain enterprise products and may have to increase prices again in the future. Our inability to achieve market acceptance of future price increases could have a material impact on the results of our operations.

ENVIRONMENT

     We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of hazardous substances, the handling and disposal of solid and hazardous waste, and the investigation and remediation of hazardous substance contamination. Because of the nature of our business, we have incurred, and will continue to incur, costs relating to compliance with these environmental laws and regulations. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations, including those regulating the types of substances allowable in certain of our consumer products, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

     Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, current or former owners or operators of a contaminated property, as well as companies that generated, disposed of, or arranged for the disposal of hazardous substances at a contaminated property, can be held jointly and severally liable for the costs of investigation and remediation of the contaminated property, regardless of fault. Certain of our owned facilities, including the Omaha, Nebraska facility acquired in the Connectivity Solutions acquisition, are the subject of ongoing investigation and/or remediation of hazardous substance contamination in the soil and/or groundwater. Costs relating to these investigations or remediation activities are being indemnified by prior owners and operators of these facilities. Based on currently available information and the availability of indemnification, we do not believe that the costs associated with these contaminated sites will have a material adverse effect on our business, financial condition or results of operations. However, our present and former facilities have or had been in operation for many years and, over such time, these facilities have used substances or generated and disposed of wastes that are or may be considered hazardous. Therefore, it is possible that environmental liabilities may arise in the future which we cannot now predict.

EMPLOYEES

     As of February 1, 2004, we employed approximately 4,500 people. Substantially all employees are located in the United States, but we also have employees in foreign countries, including Australia, Belgium, Brazil, Ireland, Singapore, China and The Netherlands.

     Connectivity Solutions Manufacturing, Inc., our wholly-owned subsidiary, which we refer to as CSM, has collective bargaining agreements with the International Brotherhood of Electrical Workers, which we refer to as IBEW, System Council T-3 on behalf of its Locals 1614 and 1974. In connection with our acquisition of Connectivity Solutions, CSM assumed these agreements, with modifications, effective January 31, 2004. These collective bargaining agreements expire on May 31, 2006. These collective bargaining agreements govern the pay, benefits and working conditions for approximately 1,000 production, maintenance and clerical employees represented by the two IBEW Locals.

     We believe that our relations with our employees and the unions that represent them are satisfactory.

AVAILABLE INFORMATION

     Our website can be found on the Internet at http://www.commscope.com. This website contains frequently updated information about us and our operations. Copies of each of our filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing http://www.commscope.com and clicking on Investor Relations/News and then clicking on SEC Filings.

     Our website will contain, on or before the time of our 2004 annual meeting of stockholders, copies of our Code of Ethics and Business Conduct, Code of Ethics for Principal Executive and Senior Financial and Accounting Officers (including any subsequent amendments to, or waivers therefrom), Corporate Governance Guidelines and the Charters of our Nominating and Corporate Governance, Audit and Compensation Committees, each of which can be downloaded free of charge.

     Our Code of Ethics and Business Conduct, Code of Ethics for Principal Executive and Senior Financial and Accounting Officers, Corporate Governance Guidelines, Charters of our Nominating and Corporate Governance, Audit and Compensation Committees and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained free of charge (other than a reasonable duplicating charge for exhibits to our reports on Form 10-K, Form 10-Q and Form 8-K) in print by any stockholder who requests them from our Investor Relations Department:

     Investor Relations
     CommScope, Inc.
     1100 CommScope Place, SE
     P.O. Box 339
     Hickory, North Carolina 28602
     U.S.A.
     Phone: +1 828 324 2200
     Fax: +1 828 982 1708
     E-mail:  parmstro@commscope.com


ITEM 2.   PROPERTIES

     As of December 31, 2003, our principal administrative, production and research and development facilities were as follows:

     o The Hickory, North Carolina facility, which occupies approximately 84,000 square feet and is owned by us. The Hickory facility houses our executive offices, sales office and customer service department and certain corporate and administrative functions.

     o The Catawba, North Carolina facility, which occupies approximately 1,000,000 square feet and is owned by us. The Catawba facility manufactures coaxial cables, is the major distribution facility for our communications cables products and houses certain administrative and engineering activities, as well as our private truck fleet.

     o The Claremont, North Carolina facility, which occupies approximately 587,500 square feet and is owned by us. The Claremont facility manufactures coaxial, copper twisted pair and fiber optic cables and houses certain of our administrative, sales and engineering activities.

     o The Scottsboro, Alabama facility, which occupies approximately 150,000 square feet and is owned by us. The Scottsboro facility manufactures coaxial cables.

     o The Statesville, North Carolina facility, which occupies approximately 315,000 square feet and is owned by us. The Statesville facility houses certain cable-in-conduit manufacturing, wire fabrication, recycling, research and development, and engineering activities.

     o The Seneffe, Belgium facility, which occupies approximately 134,000 square feet, including a warehouse, and is owned by us. The Seneffe facility houses certain coaxial cable manufacturing and sales activities for HFC, wireless and other applications.

     o The Newton, North Carolina facility, which occupies approximately 455,000 square feet of wireless cable manufacturing, office and warehouse space and is owned by us. This facility houses some of our administrative, engineering, and research and development functions as well as manufacturing and sales activities for our wireless products group.

     o The Sparks, Nevada facility, which occupies approximately 225,500 square feet under a lease expiring in 2006 with additional renewal terms available. The Sparks facility manufactures cable-in-conduit products and houses regional service and distribution activities.

     o The Jaguariuna, Brazil facility, which occupies approximately 283,000 square feet of manufacturing and office space and is owned by us. The Jaguariuna facility houses certain coaxial cable manufacturing and sales activities for HFC, wireless and other applications.

     o We also own a 259,000 square-foot facility in Kings Mountain, North Carolina that we constructed in the past few years, but are currently not using. This property is currently being marketed and offered for sale.


     In connection with our acquisition of Connectivity Solutions on January 31, 2004, we acquired the following additional facilities:

     o The Omaha, Nebraska facility, which occupies approximately 2,389,000 square feet and is owned by us. The Omaha facility manufactures SYSTIMAX(R), ExchangeMAX(R) and ICS products.

     o The Bray, Ireland facility, which occupies approximately 130,000 square feet and is owned by us. The Bray facility manufactures SYSTIMAX(R) products.

     o The Brisbane, Australia facility, which occupies approximately 113,000 square feet and is leased by us under leases which expire beginning in 2008. The Brisbane facility manufactures SYSTIMAX(R) products.

     o The Singapore facility, which occupies approximately 75,000 square feet and is owned by us subject to a ground lease expiring in 2019. The Singapore facility is for warehousing and distribution of SYSTIMAX(R) products.

     o The Hilversum, The Netherlands facility occupies approximately 68,000 square feet and is leased by us under a lease expiring in June 2004. The Hilversum facility is for warehousing and distribution of SYSTIMAX products.

     o We also lease an aggregate of approximately 20,000 square feet of office space internationally for local sales offices, marketing and operations related offices for our enterprise solutions products.

     o We lease an aggregate of approximately 116,500 square feet of office space in Richardson, Texas under two leases expiring in 2012 and 2013, respectively. One location is the administrative headquarters and research and development facility of the CommScope Enterprise Solutions and CommScope Carrier Solutions businesses and the other is a research and development facility for these businesses.

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

     Pending regulatory approval we have agreed to acquire Avaya's 60% equity interest in a joint venture in Tianjin, China, with two Tianjin facilities that manufacture ExchangeMAX(R) products. One facility totals approximately 35,500 square feet and is owned by the joint venture subject to a ground lease expiring in 2023, and the other totals approximately 44,000 square feet and is leased by the joint venture under a lease expiring in June
2004. The joint venture also leases a facility in Qingdao, China of approximately 6,000 square feet under a year-to-year lease, for which we have a right of first refusal. The Qingdao facility is for the assembly and distribution of ExchangeMAX(R) products.


ITEM 3.   LEGAL PROCEEDINGS

     We are either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on our business or financial condition upon their final disposition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the three months ended December 31, 2003.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the executive officers of the Company as of March 11, 2004.

NAME AND TITLE                       AGE                        BUSINESS EXPERIENCE
--------------                       ---                        -------------------
Frank M. Drendel                      59        Frank M. Drendel has been our Chairman and Chief
Chairman and Chief                              Executive Officer since July 28, 1997 when we were
Executive Officer                               spun-off from General Instrument Corporation
                                                (subsequently renamed General Semiconductor, Inc.)
                                                and became an independent company. He has served as
                                                Chairman and President of CommScope, Inc. of North
                                                Carolina, referred to herein as CommScope NC,
                                                currently our wholly-owned subsidiary, from 1986 to
                                                the spin-off and has served as Chief Executive
                                                Officer of CommScope NC since 1976. Prior to that
                                                time, Mr. Drendel has held various positions with
                                                CommScope NC since 1971. Mr. Drendel is a director
                                                of Nextel Communications, Inc., and the National
                                                Cable Telecommunication Association. Mr. Drendel was
                                                inducted into the Cable Television Hall of Fame in
                                                2002.

Brian D. Garrett                      55        Brian D. Garrett has been President and Chief
President and Chief                             Operating Officer of CommScope and CommScope NC
Operating Officer                               since 1997. He was our Executive Vice President,
                                                Operations from the spin-off until 1997. From 1996
                                                to 1997, he was Executive Vice President and General
                                                Manager of the Network Cable Division of CommScope
                                                NC and Vice President and General Manager of the
                                                Network Cable Division of CommScope NC from 1986 to
                                                1996. Prior to that time, Mr. Garrett has held
                                                various positions with CommScope NC since 1980.

NAME AND TITLE                       AGE                        BUSINESS EXPERIENCE
--------------                       ---                        -------------------
Jearld L. Leonhardt                   55         Jearld L. Leonhardt has been our Executive Vice
Executive Vice President                         President and Chief Financial Officer since 1999.
and Chief Financial Officer                      He has served as our Executive Vice President,
                                                 Finance and Administration from the spin-off until
                                                 1999. He was our Treasurer from the spin-off until
                                                 1997. He has served as Executive Vice President and
                                                 Chief Financial Officer of CommScope NC since 1999.
                                                 He has served as Executive Vice President, Finance
                                                 and Administration of CommScope NC from 1983 until
                                                 1999 and Treasurer of CommScope NC from 1983 until
                                                 1997. Prior to that time, Mr. Leonhardt has held
                                                 various positions with CommScope NC since 1970.

Randall W. Crenshaw                   47         Randall W. Crenshaw has been our Executive Vice
Executive Vice President and                     President and General Manager, Enterprise
General Manager, Enterprise                      Solutions, since February 2004. From 2000 to
Solutions                                        February 2004, he served as Executive Vice
                                                 President, Procurement, and General Manager,
                                                 Network Products Group, of CommScope and CommScope
                                                 NC. From the spin-off until 2000, he was Executive
                                                 Vice President, Procurement of CommScope and
                                                 CommScope NC. From 1994 to 1997, Mr. Crenshaw was
                                                 Vice President Operations for the Network Cable
                                                 Division of CommScope NC. Prior to that time, Mr.
                                                 Crenshaw has held various positions with CommScope
                                                 NC since 1985.

William R. Gooden                     62         William R. Gooden has been our Senior Vice
Senior Vice President                            President and Controller since the spin-off. He has
and Controller                                   served as Senior Vice President and Controller of
                                                 CommScope NC since 1996 and was Vice President and
                                                 Controller from 1991 to 1996. Prior to that time,
                                                 Mr. Gooden has held various positions with
                                                 CommScope NC since 1978.

Edward A. Hally                       54         Edward A. Hally has been Executive Vice President
Executive Vice President and                     and General Manager, Wireless Solutions, of
General Manager, Wireless                        CommScope and CommScope NC since October 2002. From
Solutions                                        2001 to 2002, he served as Senior Vice President
                                                 and General Manager for Inktomi Corporation, a
                                                 global provider of information-retrieval solutions.
                                                 Prior to 2001, he was Corporate Vice President and
                                                 General Manager for Motorola GSM System Products
                                                 Division and based in the United Kingdom. Prior to
                                                 joining Motorola in 1996, he worked in many
                                                 capacities at Nortel Networks, ultimately serving
                                                 as Vice President/General Manager for Nortel's
                                                 Magellan Data Network Business based in Frankfurt,
                                                 Germany.

Christopher A. Story                  44         Christopher A. Story has been Executive Vice
Executive Vice President,                        President, Global Broadband Solutions, Operations,
Global Broadband Solutions,                      of CommScope and CommScope NC since 2000. From 1998
Operations                                       until 2000, he was Senior Vice President, CATV
                                                 Operations, of CommScope NC. From 1996 to 1998, he
                                                 was Vice President, CATV Operations, of CommScope
                                                 NC. Prior to that time, Mr. Story has held various
                                                 positions with CommScope NC since 1989.

Gene W. Swithenbank                   64         Gene W. Swithenbank has been our Executive Vice
Executive Vice President,                        President, Global Broadband Solutions, Sales and
Global Broadband Solutions,                      Marketing since July 2001. Prior to that he was
Sales and Marketing                              Executive Vice President, CATV Sales and Marketing,
                                                 since the spin-off. He has served as Executive Vice



NAME AND TITLE                       AGE                        BUSINESS EXPERIENCE
--------------                       ---                        -------------------
                                                 President, CATV Sales and Marketing, of CommScope
                                                 NC since 1996. From 1992 to 1996, Mr. Swithenbank
                                                 was Senior Vice President, CATV Sales and
                                                 Marketing, of CommScope NC. Prior to that time, Mr.
                                                 Swithenbank has held various positions with
                                                 CommScope NC since 1970.

Frank B. Wyatt, II                    41         Frank B. Wyatt, II has been Senior Vice President,
Senior Vice President,                           General Counsel and Secretary of CommScope and
General Counsel and                              CommScope NC since 2000. He was Vice President,
Secretary                                        General Counsel and Secretary of CommScope and
                                                 CommScope NC from the spin-off until 2000. He was
                                                 Vice President of CommScope NC from 1997 to 2000,
                                                 and has served as General Counsel and Secretary of
                                                 CommScope NC since 1996. From 1987 to 1996, Mr.
                                                 Wyatt was an attorney in private law firm practice
                                                 with Bell, Seltzer, Park & Gibson, P.A. (now Alston
                                                 & Bird LLP).

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "CTV." The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

                                            COMMON STOCK
                                             PRICE RANGE
                                        ----------------------
                                          HIGH         LOW
                                        ----------  ----------
         2002
         First Quarter                  $   23.65   $   14.40
         Second Quarter                 $   18.40   $   10.75
         Third Quarter                  $   12.52   $    6.12
         Fourth Quarter                 $    9.77   $    6.45

         2003
         First Quarter                  $    9.95   $    6.90
         Second Quarter                 $   10.69   $    7.24
         Third Quarter                  $   13.05   $    9.05
         Fourth Quarter                 $   16.95   $   11.99



     As of March 1, 2004, the approximate number of registered stockholders of record of our common stock was 642.

     We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Certain of our debt agreements contain limits on our ability to pay cash dividends on our common stock.

     On January 31, 2004 we issued 1,761,538 shares of our common stock to Avaya as part of the consideration for our acquisition of the Connectivity Solutions business from Avaya. These securities were not registered in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, based on representations and warranties by Avaya.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents our historical selected financial data as of the dates and for the periods indicated. The data for each of the years presented are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with our audited consolidated financial statements, our unaudited condensed consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. This historical financial data does not reflect the historical financial information of the Connectivity Solutions business, or pro forma information relating to our acquisition of Connectivity Solutions on January 31, 2004, and the related financing, and therefore may not be indicative of our financial condition and performance for future periods.

                FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                            2003            2002            2001            2000          1999
                                                         ---------       ---------       ---------       ---------      ---------
RESULTS OF OPERATIONS:
Net sales                                                $ 573,260       $ 598,467       $ 738,498       $ 950,026      $ 748,914
Gross profit                                               114,640         120,555         179,644         251,054        200,106
Impairment charges                                          31,728          25,096          12,802               -              -
Operating income (loss)                                     (8,954)        (15,410)         62,874         146,051        117,517
Equity in losses of OFS BrightWave, LLC                    (61,745)        (53,722)         (6,922)              -              -
Net income (loss)                                          (70,560)        (67,152)         27,865          84,887         68,077

NET INCOME (LOSS) PER SHARE
    INFORMATION:
Weighted average number of Shares outstanding:
    Basic                                                   59,231          61,171          52,692          51,142         50,669
    Assuming dilution                                       59,231          61,171          53,500          56,047         52,050
Net income (loss) per share:
    Basic                                                $   (1.19)      $   (1.10)      $    0.53       $    1.66      $    1.34
    Assuming dilution                                    $   (1.19)      $   (1.10)      $    0.52       $    1.60      $    1.31

OTHER INFORMATION:
Net cash provided by operating activities                $  91,444       $ 103,825       $ 158,168       $  44,924      $  79,419
Depreciation and amortization                               34,162          36,916          40,529          35,799         29,295
Additions to property, plant and
    equipment                                                5,322          22,616          70,841          98,640         57,149

                                                                                       AS OF DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                            2003            2002            2001            2000          1999
                                                         ---------       ---------       ---------       ---------      ---------
BALANCE SHEET DATA:
Cash and cash equivalents                                $ 206,038       $ 120,102       $  61,929       $   7,704      $  30,223
Property, plant and equipment, net                         176,290         229,515         277,169         251,356        181,488
Total assets                                               739,781         772,668         889,005         721,182        582,535
Working capital                                            280,636         213,971         199,125         209,104        146,952
Long-term debt, including
    current maturities                                     183,300         183,300         194,569         227,436        198,402
Stockholders' equity                                       455,706         517,535         606,514         374,520        281,344

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes thereto included in this Form 10-K. On January 31, 2004 we acquired the Connectivity Solutions business of Avaya. The historical financial and other information included in this Management's Discussion and Analysis for periods prior to January 31, 2004 reflects the business of CommScope prior to our acquisition of the Connectivity Solutions business. Because the acquisition of the Connectivity Solutions business is significant to us, our historical financial information may not be indicative of our financial condition and performance for future periods.

OVERVIEW

     We, through our wholly owned subsidiaries and equity method investee, are a leading worldwide designer, manufacturer and marketer of broadband coaxial cables and other high performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. In January 2004, we acquired Connectivity Solutions primarily to expand our position in the 'last mile' of telecommunications, establish a leadership position in the global enterprise market and enhance our global growth opportunities. The Connectivity Solutions business is a leading designer, manufacturer and marketer of physical layer end-to-end structured cabling solutions supporting local area network applications for enterprises and telecommunications service providers. We believe that this acquisition positions us as a leading global provider of cable products and apparatus to both the enterprise and telecommunications markets.

     For the years ended December 31, 2003, 2002 and 2001, the periods discussed in this Management's Discussion and Analysis, our product groups were:

     o BROADBAND/VIDEO: coaxial, unshielded twisted pair and fiber optic cables, or combinations of each for broadband cable networks and video distribution applications such as satellite television and security surveillance.

     o LAN: unshielded twisted pair, coaxial, and fiber optic cables to transmit data for local area network applications.

     o WIRELESS & OTHER TELECOM: coaxial cables used to connect wireless antennae to transmitters; coaxial, fiber optic and twisted pair cables for other wireless applications; and coaxial cable for telephone central office switching and transmissions applications.

     Following our acquisition of the Connectivity Solutions business, we reorganized our products into four major product groups:

     o COMMSCOPE ENTERPRISE SOLUTIONS: end-to-end copper and fiber connectivity cabling solutions for connecting phones, workstations, local area networks and other communications devices through buildings or across campuses and unshielded twisted pair, coaxial and fiber optic cables to transmit data for enterprise/LAN networks.

     o COMMSCOPE BROADBAND SOLUTIONS: coaxial, unshielded twisted pair and fiber optic cables, or combinations of each for broadband cable networks and video distribution applications such as satellite television and security surveillance.

     o COMMSCOPE WIRELESS SOLUTIONS: coaxial cables used to connect wireless antennae to transmitters and coaxial, fiber optic and twisted pair cables for other wireless applications.

     o COMMSCOPE CARRIER SOLUTIONS: product solutions designed for switching and transmission applications in telephone central offices and secure environmental enclosures used by telecommunication service providers.

     During the periods presented in this Management's Discussion and Analysis, our primary source of revenue was product sales to cable television system operators, television service providers, original equipment manufacturers and distributors. Demand for our cable products depends primarily on capital spending by cable television operators for maintaining, constructing and rebuilding or upgrading their systems. The primary source of revenues for the Connectivity Solutions business are product sales to large, multinational companies, which are made primarily through a global network of distributors, system integrators, and value added resellers. Demand for Connectivity Solutions products depends primarily on capital spending by enterprises on communications projects in new buildings or campuses, building expansions or upgrades of network systems within buildings or campuses.

     Our future financial condition and performance will be dependent, in large part, on our ability to successfully integrate and operate the Connectivity Solutions business, and on economic conditions in the industries in which we operate. Our revenues and profitability are affected by increasing consolidation in the telecommunications industry and the financial condition of our major customers, which, when economic conditions decline as has occurred in recent years, may result in write-offs of our receivables, the impairment of certain of our manufacturing assets and reductions in our workforce. Our profitability is also affected by the mix of sales among our various product lines, the type and amount of products sold, competitive pricing pressures and changes in the market price of our raw materials, many of which are linked to the commodity markets. We attempt to mitigate the risk of increases in raw material prices through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales, cost increases could have a material effect on our operations.

     In 2001, we invested in OFS BrightWave, and entered into related supply arrangements with Furukawa, to provide access to optical fiber, enhance our technology platform and create a strategic partner in optical fiber and fiber optic cable manufacturing. OFS BrightWave has incurred substantial losses for the past three years primarily due to the weak demand for optical fiber and fiber optic cable and the impact of significant charges related to the impairment of goodwill and certain fixed and intangible assets as well as restructuring and employee separation costs. Our results of operations for the past three years were adversely affected by the significant noncash losses we recognized from our investment in OFS BrightWave. The losses incurred by OFS BrightWave through December 31, 2003 reduced our equity in the net assets of OFS BrightWave to zero. Our share of OFS BrightWave's losses in excess of its equity investment was recognized for accounting purposes as a reduction of our notes receivable from OFS BrightWave to $13.4 million as of December 31, 2003. Despite this accounting adjustment, OFS BrightWave's contractual obligation under the notes receivable remains at $30 million. We expect to continue to recognize noncash losses from our investment in OFS BrightWave through 2004.

CRITICAL ACCOUNTING POLICIES

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes a discussion and analysis of our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. This discussion of critical accounting policies addresses our historical financial data and therefore does not reflect our acquisition of the Connectivity Solutions business on January 31, 2004, and the related financing, and therefore may not include all of our critical accounting policies for future periods.

     Significant accounting estimates reflected in our financial statements include the allowance for doubtful accounts; reserves for sales returns, discounts, allowances, and rebates and distributor price protection reserves; inventory excess and obsolescence reserves; income tax valuation allowances; impairment reviews for investments, fixed assets, goodwill and other intangibles; and postretirement benefit obligations. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results.

Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management's estimates related to doubtful accounts.

Reserves for Sales Returns, Discounts, Allowances and Rebates and Distributor Price Protection Reserves - We record estimated reductions to revenue for potential sales returns as well as customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel, and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased estimates of sales returns and allowances and potential distributor price protection incentives, resulting in incremental reductions to revenue.

Inventory Excess and Obsolescence Reserves - We maintain reserves to reduce the value of inventory based on the lower of the cost or market principle, including allowances for excess and obsolete inventory. These reserves are based on management's assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust production levels in response to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required.

Income Tax Valuation Allowances - We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the valuation allowance, we consider the amounts and timing of future deductions or carryforwards and sources of taxable income that may enable utilization. We intend to maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Differences in the timing or amount of future reversals of existing deferred tax liabilities or in future income may have a material impact on the amount of a deferred tax asset ultimately realized. If we determine that we will not be able to realize all or part of a deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Impairment Reviews - Management reviews intangible assets, investments, and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Goodwill is tested for impairment annually as of August 31 and on an interim basis when events or circumstances change. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected to arise from these assets. Operating performance, market conditions, and other factors may adversely impact future cash flows. If an impairment is indicated by this analysis, the impairment charge to be recognized, if any, would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If actual future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management's estimates and forecasts, additional impairment charges could be required.

Postretirement Benefit Obligations - Our postretirement benefit costs are developed from actuarial valuations. The most critical assumption inherent in these valuations is the discount rate. The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on the expected duration of the benefit payments for our pension plans, we base our discount rate on the Moody's Aa corporate bond rate. Other assumptions include claims costs, contributions, mortality rates and demographics. Changes in these assumptions may have a material impact on future postretirement benefit costs.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 WITH THE YEAR ENDED DECEMBER 31, 2002

                                  2003                      2002
                         --------------------      --------------------
                                        % OF                      % OF
                             $           NET           $           NET         DOLLAR          %
                         (MILLIONS)     SALES      (MILLIONS)     SALES        CHANGE       CHANGE
                         ----------     -----      ----------     -----        ------       ------
Net sales                  $ 573.3     100.0%       $ 598.5      100.0%       $ (25.2)       (4.2)%

Gross profit                 114.6      20.0          120.6       20.2           (6.0)       (5.0)

SG&A expense                  85.7      14.9          104.7       17.5          (19.0)      (18.1)

R&D expense                    6.2       1.1            6.2        1.0              -           -

Net loss                     (70.6)    (12.3)         (67.2)     (11.2)          (3.4)       (5.1)

Net loss per share           (1.19)                   (1.10)                    (0.09)       (8.2)

NET SALES

     Net sales decreased due to lower sales of Broadband/Video Products to certain domestic broadband service providers and lower sales of fiber optic cable. This decrease was partially offset by increases in net sales related to our LAN Products and our Wireless and Other Telecom Products. The following table presents (in millions) our revenues by broad product group as well as domestic versus international sales for the years ended December 31, 2003 and 2002:

                                        2003                    2002
                                ---------------------    --------------------
                                            % OF NET                 % OF NET      DOLLAR
                                NET SALES     SALES      NET SALES     SALES       CHANGE     % CHANGE
                                ---------------------    --------------------    ----------   ---------
Broadband/Video Products           $ 449.5      78.4%      $ 496.5      83.0%      $ (47.0)      (9.5)%

LAN Products                          93.8      16.4          81.2      13.6          12.6       15.5

Wireless & Other Telecom
Products                              30.0       5.2          20.8       3.4           9.2       44.2
                                ---------------------    --------------------    ----------

Total worldwide sales              $ 573.3     100.0%      $ 598.5     100.0%      $ (25.2)      (4.2)
                                =====================    ====================    ==========


Domestic sales                     $ 462.5      80.7%      $ 487.0      81.4%      $ (24.5)      (5.0)%

International sales                  110.8      19.3         111.5      18.6          (0.7)      (0.6)
                                ---------------------    --------------------    ----------

Total worldwide sales              $ 573.3     100.0%      $ 598.5     100.0%      $ (25.2)      (4.2)
                                =====================    ====================    ==========


     The decrease in net sales of Broadband/Video Products primarily resulted from a lower volume of sales to certain domestic broadband service providers, including Charter Communications, Inc., referred to herein as Charter, Comcast Corporation, referred to herein as Comcast, and Adelphia Communication Corporation, referred to herein as Adelphia, in addition to a significant decline in fiber optic cable pricing. Comcast merged with AT&T Broadband in November 2002. During the year ended December 31, 2003, Comcast accounted for approximately 18% of our net sales compared to approximately 20% of our net sales as if they were combined with AT&T Broadband for the full year ended December 31, 2002. Accounts receivable from Comcast comprised approximately 17% of the Company's net accounts receivables as of December 31, 2003, compared to 23%, as of December 31, 2002. International sales, primarily for Broadband/Video Products, were relatively stable. While we do not expect rapid recovery in the international markets, we remain optimistic about the long-term opportunities for broadband cable because the global business environment appears to be improving. At the same time, we face increased pricing pressure for coaxial cable, a key component of our Broadband/Video Products, as a result of ongoing competitive pressures. We also expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products for broadband applications through 2004.

     The increase in net sales of LAN Products was primarily driven by a higher volume of sales of fiber optic cable and improved project business. We believe that the business environment for our LAN products is improving based on the improvement in general economic conditions, which has led to increased spending by our customers. Additionally, we announced two price increases for our LAN Products in the first quarter of 2004 as a result of significant increases in the cost of certain raw materials.

     The increase in net sales of Wireless and Other Telecom Products was mainly due to a higher volume of sales primarily in wireless products. The improvement in general economic conditions has led to increased spending by the major wireless carriers. In addition, we have developed relationships with new customers, who are generally purchasing larger diameter products, which have comparatively higher prices. We believe we continue to make steady progress communicating the Cell Reach(R) value proposition to new and existing customers, both domestically and internationally. While we expect sales of wireless products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our long-term global wireless opportunities primarily as a result of improving global economic conditions.

GROSS PROFIT (NET SALES LESS COST OF SALES)

     Although gross profit declined by approximately 5% primarily due to lower sales, gross profit margin remained stable at 20% of net sales. An increase in the cost of certain raw materials was offset by cost savings due to the reduction in workforce in 2002 and early 2003 detailed below. We expect the rising cost of raw materials such as plastics and polymers, which are derived from oil and natural gas, and copper to result in increased cost of sales. Although we expect to recover these costs by raising prices of certain products, the inability to achieve market acceptance of the price increases could result in lower gross profit and gross profit margin.

     While gross profit margins for Broadband/Video and LAN Products were relatively stable, gross profit margins for Wireless and Other Telecom Products increased significantly. However, gross profit margins for Wireless and Other Telecom Products are below corporate average and are volatile as a result of aggressive competition, mix and ongoing pricing pressures.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     The higher selling, general and administrative expense, referred to herein as SG&A, in 2002 was primarily due to the bad debt expense incurred in 2002 related to the write-off of Adelphia receivables, which totaled $21.4 million. Excluding the Adelphia write-off, SG&A expense increased $2.4 million, or 3%, during 2003, which was primarily driven by higher insurance premiums and increased incentive compensation and other employee benefit costs. SG&A expenses for the year ended December 31, 2003 also included approximately $0.6 million related to the then pending acquisition of Connectivity Solutions. We have taken charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances, and other relevant factors.

RESEARCH AND DEVELOPMENT

     Research and development, referred to herein as R&D, expense as a percentage of net sales remained stable at approximately 1% of net sales. During 2003, our major R&D projects consisted of research and engineering activities related to expanding our drop cable and LAN optical fiber product offerings. We also are focused on developing more cost effective product designs.

IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     During 2003, we concluded that certain manufacturing assets had uncertain use to us in the foreseeable future and initiated a formal impairment review of these assets. Most of these assets were used in or acquired for use in the manufacture of our Broadband/Video Products, which have been adversely affected by the difficult global business environment in telecommunications and an ongoing decline in demand both domestically and internationally. Based primarily on third party appraisals, we recognized pretax impairment charges in the amount of $23.0 million, or $0.25 per share, net of tax, related to these specifically identified assets.

     In addition, our Brazilian operation, which primarily manufactures Broadband/Video Products, has experienced declining local demand in addition to reduced export sales and profitability resulting from pricing and competitive pressures primarily due to the recent impact of unfavorable local currency fluctuations. As a result, we performed a test of recoverability for the Brazilian manufacturing assets during 2003. Based on third party appraisals, we recognized pretax impairment charges in the amount of $8.7 million, or $0.09 per share, net of tax, related to Brazilian manufacturing assets.

     In total, we recognized pretax impairment charges for fixed assets in the amount of $31.7 million, or $0.34 per share, net of tax, during the second quarter of 2003. The breakdown of these impairment charges was as follows (in millions):

     Domestic broadband cable manufacturing assets          $ 21.4
     Brazilian manufacturing assets                            8.7
     Other domestic manufacturing assets                       1.6
                                                           -------
          Total impairment charges                          $ 31.7
                                                            ======

      Due to the difficult business environment in telecommunications and the continuing decline in demand for our products, we performed a test of recoverability for our long-lived assets during 2002. As a result of this impairment test described below, we recognized pretax impairment charges for fixed assets in the amount of $25.1 million, or $0.26 per share, net of tax, during 2002. The break-down of these impairment charges was as follows (in millions):

     Wireless cable manufacturing assets                    $ 15.1
     Fiber optic cable manufacturing assets                    5.3
     Other telecommunications cable manufacturing assets       3.0
     Other manufacturing assets                                1.7
                                                           -------
          Total impairment charges                          $ 25.1
                                                            ======

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

NET INTEREST EXPENSE

     Net interest expense for the year ended December 31, 2003 was $5.8 million, compared to $6.7 million for 2002. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, was 4.85% as of December 31, 2003, compared to 4.29% as of December 31, 2002. Although our average interest rate increased, net interest expense decreased primarily due to lower average outstanding balances on long-term debt.

INCOME TAXES

     Our effective income tax rate was 37% for the years ended December 31, 2003 and 2002.

EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

     For the years ended December 31, 2003 and 2002, our share of the losses of OFS BrightWave was approximately $98.2 million and $85.4 million, pretax, respectively. Since OFS BrightWave has elected to be taxed as a partnership, we recorded a tax benefit related to our share in the flow-through losses of approximately $36.3 million and $31.5 million for the years ended December 31, 2003 and 2002, respectively.

     OFS BrightWave operates in some of the same markets we do and its financial results were also adversely affected by the ongoing difficult global business conditions. As a result, OFS BrightWave incurred pretax losses of $585 million and $464 million during the years ended December 31, 2003 and 2002, respectively. The 2003 losses included charges of $477 million related primarily to the impairment of certain fixed assets and intangible assets, restructuring and employee separation costs. The 2002 losses included charges of $217 million, net of a $32 million tax benefit from losses generated by a domestic c-corporation subsidiary of OFS BrightWave, for the write-off of goodwill and certain fixed assets, restructuring and employee separation costs and other cost reduction activities.

     Due primarily to the difficult market environment for certain telecommunications products and challenging global economic conditions, we expect ongoing pricing pressure and weak global demand for fiber optic cable products through 2004. While we believe that OFS BrightWave has reduced its cost structure through restructuring efforts, we believe that OFS BrightWave will continue to incur losses through 2004, and as a result, we expect to continue to recognize noncash losses from our investment in OFS BrightWave. Despite these expected losses, we believe our investment in OFS BrightWave and our strategic relationship with Furukawa have enhanced our competitive position with the domestic broadband and LAN service providers.

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

     Furukawa recently stated that it believes it is in the last stages of restructuring the OFS business. Among other actions, OFS BrightWave plans to move certain cable production from the Norcross facility to the Carrollton facility during the next few months. While we believe that these restructuring actions are appropriate, they could reduce our ownership interest in OFS BrightWave because we do not intend to make further investments in OFS BrightWave. A reduction in our ownership percentage has no effect on our contractual right to sell our ownership interest in OFS BrightWave to Furukawa in 2006 for a cash payment equal to our original investment in and advances to OFS BrightWave.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 WITH THE YEAR ENDED DECEMBER 31, 2001

                                  2002                     2001
                         --------------------      --------------------
                                        % OF                      % OF
                             $           NET           $           NET         DOLLAR          %
                         (MILLIONS)     SALES      (MILLIONS)     SALES        CHANGE       CHANGE
                         --------------------      --------------------       ---------    ---------
Net sales                  $ 598.5     100.0%       $ 738.5      100.0%       $ (140.0)      (19.0)%

Gross profit                 120.6      20.2          179.6       24.3           (59.0)      (32.9)

SG&A expense                 104.7      17.5           83.5       11.3            21.2        25.4

R&D expense                    6.2       1.0            7.1        1.0            (0.9)      (12.7)

Net income (loss)            (67.2)    (11.2)          27.9        3.8           (95.1)     (340.9)

Net income (loss)
per share                    (1.10)                    0.52                      (1.62)     (311.5)


NET SALES

     Net sales decreased due to the challenging global business environment in telecommunications, which continues to result in reduced demand for many product lines both domestically and internationally. Additionally, net sales were impacted by reduced shipments to Adelphia and ongoing competitive pricing pressures for fiber optic cable, wireless and other telecommunications products. The following table presents (in millions) our revenues by broad product group as well as domestic versus international sales for the years ended December 31, 2002 and 2001:

                                        2002                    2001
                                ---------------------    --------------------
                                            % OF NET                 % OF NET      DOLLAR
                                 NET SALES     SALES      NET SALES     SALES      CHANGE     % CHANGE
                                ---------------------    --------------------    ----------   ---------
Broadband/Video Products           $ 496.5      83.0%      $ 588.3      79.7%      $ (91.8)     (15.6)%

LAN Products                          81.2      13.6          88.3      12.0          (7.1)      (8.0)

Wireless & Other Telecom
Products                              20.8       3.4          61.9       8.3         (41.1)     (66.4)
                                ---------------------    --------------------    ----------

Total worldwide sales              $ 598.5     100.0%      $ 738.5     100.0%     $ (140.0)     (19.0)
                                =====================    ====================    ==========

Domestic sales                     $ 487.0      81.4%      $ 565.2      76.5%      $ (78.2)     (13.8)%

International sales                  111.5      18.6         173.3      23.5         (61.8)     (35.7)
                                ---------------------    --------------------    ----------

Total worldwide sales              $ 598.5     100.0%      $ 738.5     100.0%     $ (140.0)     (19.0)
                                =====================    ====================    ==========

     The decrease in net sales of Broadband/Video Products was primarily attributable to lower sales volumes, and was significantly affected by the downturn in international demand. During the year ended December 31, 2002, Comcast, as if combined with AT&T Broadband for the full year, accounted for approximately 20% of our net sales, compared to approximately 10% of our net sales as if they were combined for the full year ended December 31, 2001. The impact of increased sales to Comcast, on a pro forma basis for the full year, was more than offset by lower shipments to Adelphia and Charter, in addition to lower sales of fiber optic cable. Domestic Broadband/Video sales decreased approximately 7% year over year. The decrease in domestic sales of Broadband/Video Products was driven primarily by reduced shipments to Adelphia and Charter and significant pricing pressures for fiber optic cable. International sales, primarily for Broadband/Video Products, also declined year over year with sales down in nearly all regions mainly due to the difficult global business environment.

     The decrease in sales of LAN Products was primarily driven by lower volume resulting from year-end inventory reductions by distributors and pricing pressure due to difficult market conditions. Although our sales were impacted by the loss of Graybar Electric Company, Inc., previously one of our leading distribution channels for LAN and other video-related products, we believe that we were able to offset the lost sales in LAN Products by redirecting project business and utilizing our strong brand recognition.

     The decrease in net sales of Wireless and Other Telecom Products was primarily due to the combination of lower volume and pricing pressure. The general slowdown in telecommunications capital spending and the inability of certain customers to get financing for their projects has had a significant impact on sales of our Wireless Products, and we have experienced aggressive competition in the wireless market.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

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

RESEARCH AND DEVELOPMENT

     R&D expense as a percentage of net sales remained stable at 1.0% for the year ended December 31, 2002 compared to the year ended December 31, 2001. During 2002, our major projects consisted of research and engineering activities related to developing new and more cost effective cable designs. Also, we continued research and engineering activities related to the production of certain copper clad metals in order to advance the design of those materials and related processes to the point that they meet specific functional and economic requirements. We undertook this project in an effort to reduce material costs and reliance on limited sources of key raw materials and incorporated the new designs and related processes into production during the third quarter of 2002.

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

IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     As described above, due to the difficult business environment in telecommunications and the continuing decline in demand for our products, we performed a test of recoverability for our long-lived assets during 2002. As a result of this impairment test, we recognized pretax impairment charges for fixed assets in the amount of $25.1 million, or $0.26 per share, net of tax, during 2002.

     During 2001 we recorded pretax charges of approximately $12.8 million, or $0.18 per diluted share, net of tax, related to the impairment of certain assets. Management identified specific assets that were determined to have no future use in our operations and assets whose anticipated undiscounted future cash flows were less than their carrying values. These impairment adjustments included equipment charges and a write-down of our Kings Mountain facility, which was under construction. The impairment charges also included the write-off of an investment in a wireless infrastructure project management company, which has been substantially liquidated and whose fair value was determined to be zero. The tax benefit of the capital loss arising from impairment of this investment has been offset by a valuation allowance due to uncertainty about our ability to utilize this tax deduction.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

     Our principal sources of liquidity both on a short-term and long-term basis are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. Reduced sales and profitability could reduce cash provided by operations and limit availability under credit facilities. In addition, increases in working capital, excluding cash and cash equivalents, related to increasing sales could reduce our operating cash flows in the short term until cash collections of accounts receivable catch up to the higher level of billings.

                                                                               DOLLAR
                                                    2003         2002          CHANGE      % CHANGE
                                                   -------      -------       --------     --------
Cash and cash equivalents                          $ 206.0      $ 120.1        $ 85.9         71.5%

Net cash provided by operating activities             91.4        103.8         (12.4)       (11.9)

Working capital, excluding cash                       74.6         93.9         (19.3)       (20.6)

Capital expenditures                                   5.3         22.6         (17.3)       (76.5)

Long-term debt, including current maturities         183.3        183.3             -            -

Book capital structure                               639.0        700.8         (61.8)        (8.8)

Long-term debt as a % of Book capital
structure                                             28.7%        26.2%


     The increase in cash and cash equivalents was driven by cash flows from operating activities, which included initial proceeds of $12.5 million from the assignment of our trade claims against Adelphia and its affiliates to a third party in 2003 and a $13.5 million tax refund, which primarily related to the carryback of 2002 deductible losses from OFS BrightWave and the write-off of Adelphia receivables. Our cash balance decreased in the first quarter of 2004 as a result of the $150 million cash payment to Avaya for the acquisition of Connectivity Solutions, which was effective as of January 31, 2004.

OPERATING ACTIVITIES

     Net cash provided by operating activities decreased year over year primarily due to more stable accounts receivable and inventory levels in 2003 compared to 2002. In 2002, both accounts receivable and inventory levels declined from December 31, 2001 levels partly due to lower sales in 2002 than 2001 and partly due to improved receivables collections. We expect to incur cash charges of up to $25 million, primarily during the first six months of 2004, for startup, transition and other costs related to the acquisition of the Connectivity Solutions business. However, the impact of purchase accounting adjustments, which we expect will significantly affect operating results during the first half of 2004, are primarily noncash in nature.

     The decrease in working capital, excluding cash, was primarily due to receipt of a $13.5 million tax refund in 2003, as discussed above, which was recorded in other current assets as of December 31, 2002. Excluding this $13.5 million tax receivable, working capital was stable year over year at 13% of net sales. We expect working capital to increase as a percentage of sales in 2004 as a result of the Connectivity Solutions acquisition. However, we believe that we can improve working capital performance of the Connectivity Solutions business by reducing inventory and improving inventory turnover.

INVESTING ACTIVITIES

     Capital expenditures in 2002 included the acquisition of a previously leased corporate office building for $12.8 million. The additional capital spending during 2003 and 2002 was primarily for projects related to vertical integration, capacity expansion, and equipment upgrades. We currently expect total capital expenditures, including spending for the Connectivity Solutions business, to be approximately $30 million in 2004, primarily for cost reduction efforts, information technology initiatives and additional production capability in Asia. We expect total capital expenditures, including spending for the Connectivity Solutions business, to remain at a level below consolidated depreciation and amortization expense for the next several years.

FINANCING ACTIVITIES

     As of November 4, 2002, we terminated our amended $250 million revolving credit agreement, which was scheduled to expire on December 31, 2002. We then entered into a $100 million secured credit facility that closed January 10, 2003. The facility was not drawn at December 31, 2003. We had availability under this facility of approximately $50 million at December 31, 2003. We replaced this facility on January 31, 2004 in connection with our acquisition of Connectivity Solutions as described below.

     Effective January 31, 2004, we completed the acquisition from Avaya of substantially all of the assets, subject to current liabilities, of Connectivity Solutions except for certain international operations that are expected to be completed later this year. The total purchase price consisted of $250 million in cash, subject to post-closing adjustments, and approximately 1.8 million shares of our common stock. Those shares were valued at $32.4 million. We have received a demand from Avaya for registration of those shares and we will proceed in accordance with the terms of the related registration rights agreement. Additionally, as part of the transaction we assumed up to $65 million of other specified liabilities of Connectivity Solutions primarily related to employee benefits.

     The cash portion of the purchase price for the Connectivity Solutions business consisted of $150 million from our existing cash balances and $100 million from borrowings under a new 5-year $185 million senior secured credit facility. The new secured credit facility, which amended and restated our previous secured credit facility, is comprised of a $75 million term loan and a $110 million revolving credit facility. The senior secured credit facility is secured by substantially all of our assets, is guaranteed by all of our material domestic subsidiaries and contains certain financial and restrictive covenants. The term loan facility is required to be repaid by us in consecutive quarterly installments of $3.75 million from March 31, 2004 to September 30, 2004, $11.75 million on December 31, 2004 and $3.25 million on each quarterly payment date thereafter with a final payment of all outstanding principal and interest on December 31, 2008. The revolving loan and term loan under our senior secured credit facility become immediately due and payable if our 4% convertible subordinated notes are not converted into shares of our stock or repaid in full by June 2006. The interest rate on the $75 million term loan facility is, at our option, either the Eurodollar rate plus 2.250% to 3.250%, or the Alternative Base Rate plus 0.750% to 1.750%, in each case based on our fixed charge coverage ratio. The interest rate on the $110 million revolving credit facility is, at our option, either the Eurodollar rate plus 2.00% to 3.00% or the Alternative Base Rate plus 0.500% to 1.500%, in each case based on our fixed charge coverage ratio. Our ability to borrow under this revolving credit facility depends on the amount of our borrowing base, which is determined as specified percentages of our eligible receivables and inventory less certain reserves. Following the $150 million cash payment for the acquisition of Connectivity Solutions, which was effective as of January 31, 2004, we had cash balances of approximately $64 million and availability under this new revolving credit facility of approximately $34 million, net of outstanding borrowings, and, although we were not required to perform covenant testing as of this date, we believe we were in compliance with all of our covenants.

     As of October 9, 2002, we, together with Furukawa, purchased 10.2 million shares of our common stock from Lucent. The total purchase price paid to Lucent by us and Furukawa on October 9, 2002 for the 10.2 million shares was approximately $53.0 million, or $5.20 per share. Of the total
10.2 million shares of our common stock purchased from Lucent, Furukawa purchased approximately 7.7 million shares, which we understand it plans to hold for investment purposes. We repurchased the remaining approximately
2.5 million shares, which are currently classified as treasury stock. We funded our $13.2 million repurchase using existing cash balances. As of December 31, 2003 and 2002, Furukawa owned approximately 13% of our outstanding common stock.

     In conjunction with this stock purchase, we also entered into agreements with Furukawa that outline various investment terms, including resale restrictions, registration rights, standstill provisions, as well as call and limited put rights related to our shares held by Furukawa. Additionally, we agreed with Furukawa to change from 2004 to 2006 the date when we could first exercise our contractual right to sell our investment in OFS BrightWave to Furukawa for a cash payment equal to our original investment in and advances to OFS BrightWave. If we exercise our contractual right to sell our ownership interest in OFS BrightWave to Furukawa, Furukawa would, at that time, have the right to require us to purchase the 7.7 million shares of our common stock owned by Furukawa for an aggregate price of $45.8 million.


FUTURE CASH NEEDS

     We expect that our primary future cash needs will be to fund working capital, transition, startup and other costs related to the acquisition of Connectivity Solutions, capital expenditures, debt service, and employee obligations. We expect to incur transition and other costs related to our recent acquisition of the Connectivity Solutions business of approximately $25 million, primarily for information technology, transition services and other acquisition-related costs. We expect to incur most of these transition costs during the first and second quarters of 2004. In addition, we have assumed up to $65 million of other specified liabilities in this transaction, primarily related to employee benefits. These noncurrent employee benefit liabilities will be funded with cash flow from future operations.

     We believe that our existing cash and cash flows from operations, combined with availability under our senior secured revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations as of December 31, 2003 (in millions):

                                                                  AMOUNT OF PAYMENTS DUE PER PERIOD
                                                   -----------------------------------------------------------------
                                   TOTAL PAYMENTS        LESS THAN
CONTRACTUAL OBLIGATIONS                  DUE                1 YEAR        1-3 YEARS       3-5 YEARS   AFTER 5 YEARS
                                   ---------------------------------------------------------------------------------
Long-term debt                             $ 183.3            $  -          $ 172.5            $  -           $10.8
Operating leases                              14.4             4.0              5.5             3.0             1.9
Purchase obligations                           1.3             1.3                -               -               -
Pension liabilities                            6.5             0.2              0.4             0.4             5.5
Postretirement benefit liabilities            23.9             0.2              0.8             1.4            21.5
Foreign currency derivative                    6.0               -                -               -             6.0

                                   ---------------------------------------------------------------------------------
Total contractual obligations              $ 235.4           $ 5.7          $ 179.2           $ 4.8           $45.7
                                   =================================================================================

     In addition to the contractual obligations listed above, we are contractually obligated to pay $6.9 million per year through 2006 for interest on our $172.5 million convertible notes.

EFFECTS OF INFLATION AND CHANGING PRICES

     We continually attempt to minimize any effect of inflation on earnings by controlling our operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on our results of operations.

     The principal raw materials purchased by us (fabricated aluminum, plastics and polymers, bimetals, copper and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. Prices for copper, fluoropolymers and certain polymers derived from oil and natural gas have increased substantially over the last twelve months. As a result, we have significantly increased our prices for certain enterprise products and may have to increase prices again in the future. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales, the cost increases could have a material impact on the results of our operations.

OTHER

     We are either a plaintiff or a defendant in pending legal matters in the normal course of business; however, we believe none of these legal matters will have a materially adverse effect on our financial statements upon final disposition. In addition, we are subject to various federal, state, local and foreign environmental laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on our financial condition or results of operations.

NEWLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions related to the alternative transition methods and the new disclosure requirements were effective for us as of December 31, 2002. There was no impact on our financial condition or results of operations as a result of the adoption of SFAS No. 148, but the Company's disclosures related to stock-based compensation have been modified in accordance with the new requirements. The interim reporting provisions of SFAS No. 148 were effective for us as of March 31, 2003, and we modified our quarterly disclosures in accordance with the new requirements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which is an interpretation of ARB No. 51, "Consolidated Financial Statements." FIN 46 addresses how to identify a variable interest entity and provides guidance on when such an entity should be consolidated by an enterprise. In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of the provisions of the Interpretation and to exempt certain entities from its requirements. We do not currently hold an interest in a variable interest entity; thus, the initial application of FIN 46 and FIN 46R did not affect our results of operations, financial position or disclosures.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;" and amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified by us after September 30, 2003 and for hedging relationships designated by us after September 30, 2003. All provisions of this Statement will be applied prospectively. The application of this Statement is not expected to have a material effect on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It clarifies when an issuer must classify certain financial instruments as liabilities (or as assets, in some circumstances), rather than including them within stockholders' equity or separately classifying them as mezzanine equity. This Statement was effective for financial instruments entered into or modified by us after May 31, 2003, and otherwise was effective for us in the third quarter of 2003. We have not issued any financial instruments within the scope of SFAS No. 150; therefore, the application of SFAS No. 150 did not affect our results of operations, financial position or disclosures.

     In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions;" SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. Additional disclosures have been added including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, this Statement was effective for us as of December 31, 2003. The interim-period disclosures are effective for us beginning with the interim period ending March 31, 2004. Disclosure of certain information regarding our foreign defined benefit plan is effective for the fiscal year ending December 31, 2004. Disclosure of the estimated future benefits is also deferred until the fiscal year ending December 31, 2004. We will adjust our current and future annual disclosures and future interim disclosures in accordance with this Statement.

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

     As of December 31, 2003, we believe we have adequately addressed the issues involved with the introduction of the euro. Among the issues which we faced were the assessment and conversion of information technology systems to allow for transactions to take place in both the legacy currencies and the euro and the eventual elimination of legacy currencies. We have also modified certain existing contracts, if required, and have revised our pricing/marketing strategies in the affected European markets to the extent necessary for the introduction of the euro. In addition, our Belgian subsidiary successfully completed the conversion of its financial systems and share capital to the euro. We do not believe the euro conversion has had or will have a materially adverse effect on our business, results of operations, cash flows or financial condition.


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

     Approximately 19.3% of our 2003 sales were to customers located outside the United States, compared to 18.6% in 2002. Although we primarily bill customers in foreign countries in US dollars, a portion of our sales are denominated in currencies other than the US dollar, particularly sales from our foreign subsidiaries. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the US dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. The 1999 acquisition of our Belgian subsidiary created a specific market risk that a decline in the value of the euro compared to the US dollar could adversely affect our net investment in that subsidiary. Prior to its termination, our eurodollar credit agreement served as a hedge of a portion of our net investment in our Belgian subsidiary. On December 2, 2002, we terminated this hedging relationship and entered into a cross currency rate and forward foreign exchange agreement, which we designated as a new hedge of a portion of our net investment in our

Belgian subsidiary. Our investment in Brazil during 2000 created a new foreign subsidiary and a specific market risk that a decline in the value of the Brazilian real compared to the US dollar could adversely affect our net investment in that subsidiary. We continue to evaluate alternatives to help us reasonably manage the market risk of our net investment in the Brazilian subsidiary.

     As of December 31, 2003, the only derivative financial instrument outstanding was a cross currency rate and forward foreign exchange agreement, which serves as a hedge of a portion of our net investment in our Belgian subsidiary. Settlement of the fair value of this net investment hedging instrument as of December 31, 2003 and 2002 would have resulted in a loss of $4.0 million and $0.8 million, respectively, net of tax. These unrealized losses are included in accumulated other comprehensive loss. At December 31, 2003, we were continuing to evaluate hedging alternatives related to foreign currency exposures. In addition, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks.

     Our non-derivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. At December 31, 2003 and 2002, the carrying values of each of the financial instruments recorded on our balance sheet were considered representative of their respective fair values due to their variable interest rates and / or short terms to maturity, with the exception of our convertible debt, which was recorded in the financial statements at $172.5 million, but had a fair value of $170.8 million at December 31, 2003 and $140.6 million at December 31, 2002. Fair value of our debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of arrangements, or quoted market prices whenever available.

     The following tables summarize our market risks associated with long-term debt and foreign currency exposure as of December 31, 2003 and 2002. The tables present principal and interest cash outflows and related interest rates by year of maturity. Variable interest rates for each year represent the interest rate effective for the related loan as of December 31, 2003 for the first table and as of December 31, 2002 for the second table. The interest cash outflows for the eurodollar credit agreement, disclosed below, include the effect of the interest rate swap agreement, which effectively converted the variable interest payments to a fixed-rate basis. The foreign currency exchange rates used to translate the euro-denominated principal and interest payments into US dollars are based on the actual exchange rates on the dates of the payments in 2002. In addition, the foreign currency exchange rate used to disclose the net interest payments under the cross currency swap agreement was based on the USD/EUR exchange rate as of December 31, 2003 for the first table and as of December 31, 2002 for the second table. The tables assume payments will be made in accordance with due dates in the respective agreements and no prepayment of any amounts due, with the exception of the prepayment of $10.4 million under our eurodollar credit agreement in late 2002.

     The tabular format used below does not reflect our option to redeem all or a portion of the $172.5 million convertible notes at any time on or after December 15, 2002 at redemption prices specified in the indenture. If we were to redeem the $172.5 million convertible notes prior to December 14, 2004, the redemption price would be 101.7143% of the principal amount.

               LONG-TERM DEBT AND FOREIGN CURRENCY DERIVATIVE
                  PRINCIPAL AND INTEREST PAYMENTS BY YEAR
                              ($ IN MILLIONS)

                          AS OF DECEMBER 31, 2003

                                                                                         THERE-               FAIR
                                            2004     2005     2006      2007     2008     AFTER     TOTAL     VALUE
                                          --------------------------------------------------------------------------
LONG-TERM DEBT:
---------------
   Fixed rate (USD)                        $ 6.9    $ 6.9    $179.4    $    -   $    -      $ -     $193.2    $170.8

      Average interest rate                 4.00%    4.00%     4.00%        -        -        -

   Variable rate (USD)                     $ 0.1    $ 0.1    $  0.1    $  0.1   $  0.1   $ 11.7      $12.2     $10.8

      Average interest rate                 1.15%    1.15%     1.15%     1.15%    1.15%    1.15%


FOREIGN CURRENCY DERIVATIVE:
----------------------------
USD functional currency -

   Cross currency swap (Receive            $ 0.3    $ 0.3    $  0.3    $  0.3   $  0.3    $ 0.6      $ 2.2      $6.0
   USD / Pay EUR)

      Contract amount (USD)                  $ -      $ -    $    -    $    -   $    -    $14.0      $14.0

      Average receive rate (USD)            4.00%    4.00%     4.00%    4.00%    4.00%    4.00%

      Average pay rate (EUR)                4.54%    4.54%     4.54%    4.54%    4.54%    4.54%


                          AS OF DECEMBER 31, 2002

                                                                                         THERE-               FAIR
                                            2004     2005     2006      2007     2008     AFTER     TOTAL     VALUE
                                          --------------------------------------------------------------------------
LONG-TERM DEBT:
---------------
Fixed rate (USD)                           $ 6.9    $ 6.9    $  6.9    $179.4   $    -   $    -    $ 200.1   $140.6

   Average interest rate                    4.00%    4.00%     4.00%     4.00%       -        -

Variable rate (USD)                        $ 0.2    $ 0.2    $  0.2    $  0.2   $  0.2   $ 12.0    $  13.0   $  10.8

   Average interest rate                    1.59%    1.59%     1.59%     1.59%    1.59%    1.59%

FOREIGN CURRENCY DERIVATIVE:
----------------------------
USD functional currency -

   Cross currency swap (Receive            $ 0.2    $ 0.2    $  0.2    $  0.2   $  0.2   $  0.4    $   1.4   $   1.3
   USD / Pay EUR)

      Contract amount (USD)                $   -    $   -    $    -    $    -   $    -   $ 20.0    $  20.0

      Average receive rate (USD)            4.00%    4.00%     4.00%     4.00%    4.00%    4.00%

      Average pay rate (EUR)                4.54%    4.54%     4.54%     4.54%    4.54%    4.54%

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, transition, outlook, revenues, earnings, margins, accretion, synergies and other financial items, and integration and restructuring plans related to our acquisition of substantially all of the assets and certain liabilities of Connectivity Solutions, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "think," "thinks" and "scheduled" and similar expressions.

     These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our ability to complete the acquisition of certain international operations of Connectivity Solutions; the challenges of transition, integration and restructuring associated with the acquisition; the challenges of achieving anticipated synergies; the ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; customer demand for Connectivity Solutions products, applications and service; any statements of belief and any statements of assumptions underlying any of the foregoing; expected demand from Comcast Corporation and other major domestic MSOs; telecommunications industry capital spending; ability to maintain successful relationships with distributors; industry consolidation; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; product demand and industry excess capacity; changes or fluctuations in global business conditions; financial performance and limited control of OFS BrightWave; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials, especially those that are available only from limited sources; ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and the ability to retain customers; possible disruption due to customer or supplier bankruptcy, reorganization or restructuring; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; successful operation of bimetals manufacturing and other vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth and earnings goals; ability to achieve reductions in costs; ability to retain and attract key personnel; developments in technology; intellectual property protection; product performance issues and associated warranties; adequacy and availability of insurance; regulatory changes affecting us or the industries we serve; acquisition activities and the ability to integrate acquisitions; environmental issues; terrorist activity or armed conflict; political instability; major health concerns and other factors. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions, acquisitions of telecommunications companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-K. The information contained in this Form 10-K represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                          PAGE #
---------------------------------------------------------------------------

Independent Auditors' Report...........................................38
Consolidated Statements of Operations for the Years Ended
       December 31, 2003, 2002 and 2001................................39
Consolidated Balance Sheets as of December 31, 2003 and 2002...........40
Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2003, 2002 and 2001................................41
Consolidated Statements of Stockholders' Equity and
       Comprehensive Income (Loss) for the Years Ended
       December 31, 2003, 2002 and 2001................................42
Notes to Consolidated Financial Statements.............................43
Schedule II - Valuation and Qualifying Accounts........................73

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CommScope, Inc.:

We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of OFS BrightWave, LLC, the Company's investment in which is accounted for by use of the equity method. The Company's net investment in and advances to OFS BrightWave, LLC at December 31, 2003 and 2002 of $13.361 million and $111.528 million, respectively, and the Company's share of that company's net losses of $61.745 million, $53.722 million and $6.922 million for the years ended December 31, 2003 and 2002, and the period from November 17, 2001 through December 31, 2001, respectively, are included in the accompanying consolidated financial statements. The financial statements of OFS BrightWave, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.



March 15, 2004

                              COMMSCOPE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Year Ended December 31,
                                                  ----------------------------------
                                                    2003         2002        2001
                                                 ----------  ----------- -----------
Net sales                                        $ 573,260    $ 598,467   $ 738,498
                                                 ----------  ----------- -----------
Operating costs and expenses:
   Cost of sales                                   458,620      477,912     558,854
   Selling, general and administrative              85,702      104,716      83,523
   Research and development                          6,164        6,153       7,117
   Amortization of goodwill                              -            -       5,365
   Terminated acquisition costs                          -            -       7,963
   Impairment charges for fixed assets
     and investments                                31,728       25,096      12,802
                                                 ----------  ----------- -----------
      Total operating costs and expenses           582,214      613,877     675,624
                                                 ----------  ----------- -----------
Operating income (loss)                             (8,954)     (15,410)     62,874
Other income (expense), net                            799          861        (191)
Interest expense                                    (8,596)      (9,214)     (8,497)
Interest income                                      2,762        2,475       1,027
                                                 ----------  ----------- -----------

Income (loss) before income taxes and equity
   in losses of OFS BrightWave, LLC                (13,989)     (21,288)     55,213
Income tax benefit (expense)                         5,174        7,858     (20,426)
                                                 ----------  ----------- -----------
Income (loss) before equity in losses of
   OFS BrightWave, LLC                              (8,815)     (13,430)     34,787
Equity in losses of OFS BrightWave, LLC, net
   of tax                                          (61,745)     (53,722)     (6,922)
                                                 ----------  ----------- -----------
Net income (loss)                                $ (70,560)   $ (67,152)   $ 27,865
                                                 ==========  =========== ===========

Net income (loss) per share:
   Basic                                           $ (1.19)     $ (1.10)     $ 0.53
   Assuming dilution                               $ (1.19)     $ (1.10)     $ 0.52

Weighted average shares outstanding:
   Basic                                            59,231       61,171      52,692
   Assuming dilution                                59,231       61,171      53,500

              See notes to consolidated financial statements.

                            COMMSCOPE, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     As of December 31,
                                                                   -----------------------
                                                                      2003         2002
                                                                   ----------  -----------
                                 ASSETS
Cash and cash equivalents                                          $ 206,038    $ 120,102
Accounts receivable, less allowance for
   doubtful accounts of $12,145 and $11,811,
   respectively                                                       69,461       64,787
Inventories                                                           32,723       36,254
Prepaid expenses and other current assets                              8,389       20,737
Deferred income taxes                                                 14,061       16,579
                                                                   ----------  -----------
      Total current assets                                           330,672      258,459

Property, plant and equipment, net                                   176,290      229,515
Goodwill                                                             151,368      151,334
Other intangibles, net of accumulated amortization
   of $42,435 and $39,930, respectively                                6,330        8,835
Deferred income taxes                                                 44,756        3,572
Investment in and advances to OFS BrightWave, LLC                     13,361      111,528
Other assets                                                          17,004        9,425
                                                                   ----------  -----------
      Total Assets                                                 $ 739,781    $ 772,668
                                                                   ==========  ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $ 14,659     $ 18,483
Other accrued liabilities                                             35,377       26,005
                                                                   ----------  -----------
      Total current liabilities                                       50,036       44,488

Long-term debt                                                       183,300      183,300
Other noncurrent liabilities                                          50,739       27,345
                                                                   ----------  -----------
      Total Liabilities                                              284,075      255,133

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; Authorized shares:
    20,000,000; Issued and outstanding shares:
    None at December 31, 2003 and 2002                                     -            -
   Common stock, $.01 par value; Authorized shares:
    300,000,000; Issued shares, including treasury stock:
    61,861,376 at December 31, 2003 and 61,762,667
    at December 31, 2002;
    Issued and outstanding shares: 59,318,276 at
    December 31, 2003 and 59,219,567 at
    December 31, 2002                                                    619          618
   Additional paid-in capital                                        384,889      383,541
   Retained earnings                                                  90,955      161,515
   Accumulated other comprehensive loss                               (7,533)     (14,915)
   Treasury stock, at cost: 2,543,100 shares at
    December 31, 2003 and 2002                                       (13,224)     (13,224)
                                                                   ----------  -----------
         Total Stockholders' Equity                                  455,706      517,535
                                                                   ----------  -----------
      Total Liabilities and Stockholders' Equity                   $ 739,781    $ 772,668
                                                                   ==========  ===========

              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                       Year Ended December 31,
                                                                 ------------------------------------
                                                                    2003         2002         2001
                                                                 ----------   ----------  -----------
OPERATING ACTIVITIES:
Net income (loss)                                                $ (70,560)   $ (67,152)    $ 27,865
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                   34,162       36,916       40,529
    Equity in losses of OFS BrightWave, LLC, pretax                 98,174       85,445       11,290
    Impairment charges for fixed assets and investments             31,728       25,096       12,802
    Proceeds from assignment of receivables                         12,524            -            -
    Deferred income taxes                                          (36,619)     (23,973)      (2,262)
    Tax benefit from stock option exercises                            180          128          672
    Changes in assets and liabilities:
      Accounts receivable                                           (3,289)      40,655       91,173
      Inventories                                                    4,624       10,732       16,157
      Prepaid expenses and other current assets                     12,963       (8,935)      (8,669)
      Accounts payable and other accrued liabilities                 4,176         (697)     (34,872)
      Other noncurrent liabilities                                   5,978        5,747        4,165
      Other noncurrent assets                                       (3,953)         359       (1,536)
      Other                                                          1,356         (496)         854
                                                                 ----------   ----------  -----------
Net cash provided by operating activities                           91,444      103,825      158,168

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                      (5,322)     (22,616)     (70,841)
    Acquisition costs related to investment in OFS
      BrightWave, LLC                                                    -            -       (4,763)
    Costs related to acquisition of Connectivity Solutions          (2,141)           -            -
    Proceeds from disposal of fixed assets                             763          413        1,071
                                                                 ----------   ----------  -----------
Net cash used in investing activities                               (6,700)     (22,203)     (74,533)

FINANCING ACTIVITIES:
    Net repayments under revolving credit facility                       -            -      (30,000)
    Principal payments on long-term debt                                 -      (12,476)      (1,996)
    Cost of treasury stock repurchase                                    -      (13,224)           -
    Long-term financing costs                                       (1,901)        (416)           -
    Proceeds from exercise of stock options                          1,169        1,029        2,914
                                                                 ----------   ----------  -----------
Net cash used in financing activities                                 (732)     (25,087)     (29,082)

Effect of exchange rate changes on cash                              1,924        1,638         (328)
                                                                 ----------   ----------  -----------
Change in cash and cash equivalents                                 85,936       58,173       54,225
Cash and cash equivalents, beginning of year                       120,102       61,929        7,704
                                                                 ----------   ----------  -----------
Cash and cash equivalents, end of year                           $ 206,038    $ 120,102     $ 61,929
                                                                 ==========   ==========  ===========

              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           Year Ended December 31,
                                                             -----------------------------------------------
                                                                  2003             2002             2001
                                                             ------------      ------------     ------------
Number of common shares outstanding:
    Balance at beginning of year                               59,219,567        61,688,256       51,263,703
    Issuance of shares to Lucent                                        -                 -       10,200,000
    Treasury shares repurchased from Lucent                             -        (2,543,100)               -
    Issuance of shares to nonemployee director                          -             1,000                -
    Issuance of shares for stock option exercises                  98,709            73,411          224,553
                                                             ------------      ------------     ------------
    Balance at end of year                                     59,318,276        59,219,567       61,688,256
                                                             ------------      ------------     ------------

Common stock:
    Balance at beginning of year                             $        618      $        617     $        513
    Issuance of shares to Lucent                                        -                 -              102
    Issuance of shares for stock option exercises                       1                 1                2
                                                             ------------      ------------     ------------
    Balance at end of year                                   $        619      $        618     $        617
                                                             ------------      ------------     ------------

Additional paid-in capital:
    Balance at beginning of year                             $    383,541      $    381,823     $    175,803
    Issuance of shares to Lucent                                        -               546          202,436
    Issuance of shares to nonemployee director                          -                16                -
    Issuance of shares for stock option exercises                   1,168             1,028            2,912
    Tax benefit from stock option exercises                           180               128              672
                                                             ------------      ------------     ------------
    Balance at end of year                                   $    384,889      $    383,541     $    381,823
                                                             ------------      ------------     ------------
Retained earnings:
    Balance at beginning of year                             $    161,515      $    228,667     $    200,802
    Net income (loss)                                             (70,560)          (67,152)          27,865
                                                             ------------      ------------     ------------

    Balance at end of year                                   $     90,955      $    161,515     $    228,667
                                                             ------------      ------------     ------------
Accumulated other comprehensive loss:
    Balance at beginning of year                             $    (14,915)     $     (4,593)    $     (2,598)
    Other comprehensive income (loss)                               7,382           (10,322)          (1,995)
                                                             ------------      ------------     ------------
    Balance at end of year                                   $     (7,533)     $    (14,915)    $     (4,593)
                                                             ------------      ------------     ------------
Treasury stock, at cost:
    Balance at beginning of year                             $    (13,224)     $          -     $          -
    Treasury shares repurchased from Lucent                             -           (13,224)               -
                                                             ------------      ------------     ------------
    Balance at end of year                                   $    (13,224)     $    (13,224)    $          -
                                                             ------------      ------------     ------------
Total stockholders' equity                                   $    455,706      $    517,535     $    606,514
                                                             ============      ============     ============

                                                                           Year Ended December 31,
                                                             -----------------------------------------------
                                                                  2003             2002             2001
                                                             ------------      ------------     ------------
Comprehensive income (loss):
    Net income (loss)                                        $    (70,560)     $    (67,152)    $     27,865
    Other comprehensive income (loss), net of tax:
      Foreign currency translation gain (loss) -
        foreign subsidiaries                                          206             3,623             (761)
      Foreign currency transaction gain (loss)
         on long-term intercompany loans -
         foreign subsidiaries                                      10,355           (12,355)          (1,832)
      Hedging gain (loss) on nonderivative instrument                   -              (761)             571
      Effect of adopting SFAS No. 133                                   -                 -              229
      Loss on derivative financial instrument designated
         as a cash flow hedge                                           -               (27)            (202)
      Loss on derivative financial instrument designated
         as a net investment hedge                                 (3,179)             (802)               -
                                                             ------------      ------------     ------------
    Total other comprehensive income (loss), net of tax             7,382           (10,322)          (1,995)
                                                             ------------      ------------     ------------

Total comprehensive income (loss)                            $    (63,178)     $    (77,474)    $     25,870
                                                             ============      ============     ============

              See notes to consolidated financial statements.

                              COMMSCOPE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)

1.   BACKGROUND AND DESCRIPTION OF THE BUSINESS

     CommScope, Inc. ("CommScope" or the "Company"), through its wholly owned subsidiaries and equity method investee, operates in the cable manufacturing business, with manufacturing facilities located in the United States, Europe and Latin America. CommScope, Inc. was incorporated in Delaware in January 1997. CommScope is a leading worldwide designer, manufacturer and marketer of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. Management believes CommScope is the world's largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) broadband networks. CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications. In late 2001, CommScope acquired an equity interest in an optical fiber and fiber optic cable manufacturing business (see Note 3). In January 2004, CommScope acquired substantially all the assets and assumed certain liabilities of Connectivity Solutions (see Note 21).

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

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out ("FIFO") basis for the Company's domestic inventories and on an average cost basis for the Company's foreign inventories. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

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

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. The initial adoption of SFAS No. 144 did not have a material impact on the Company's financial statements. However, CommScope did reclassify the $4.3 million carrying value of its idle Kings Mountain facility from property, plant and equipment to other assets during 2002. Although this facility does not meet the requirements under SFAS No. 144 for classification as held for sale, it has been reclassified to other assets since it is not currently being, and has not been, used in the Company's operations and is currently being actively marketed for sale. In addition, CommScope reclassified $550 from other current assets to property, plant and equipment during 2002 relating to assets previously classified as held for sale under SFAS No. 121, but which do not meet the criteria for classification as held for sale under SFAS No.
144. See Note 4 for further discussion of impairment charges for fixed assets and investments.

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

     SFAS No. 142 requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of August 31. At this annual testing date, updated valuations are completed for all reporting units with goodwill using a discounted cash flow approach based on forecasted information regarding revenues and costs for each reporting unit as well as appropriate discount rates. Management completed the annual goodwill impairment tests as of August 31, 2003 and 2002 and believes that goodwill was not impaired as of these dates. Subsequent impairment losses, if any, will be reflected in operating income in the statement of operations.

     The carrying value of other intangible assets as of December 31, 2003 and 2002 was $6.3 million, net of accumulated amortization of $42.4 million; and $8.8 million, net of accumulated amortization of $39.9 million, respectively. As of December 31, 2003, these amounts represent customer relationship assets. As of December 31, 2002, these amounts represent patented technology, with a carrying value of $0.1 million, and customer relationship assets, with a carrying value of $8.7 million. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. CommScope did not have any indefinite-lived intangible assets, other than goodwill, as of December 31, 2003 and 2002. Based on management's analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2006. Amortization expense associated with these intangible assets was $2.5 million for the years ended December 31, 2003 and 2002. Annual amortization expense for these intangible assets is expected to be $2.4 million in 2004, $2.4 million in 2005 and $1.5 million in 2006.

     The immaterial change in goodwill for the year ended December 31, 2003 was due to the impact of translating the euro-denominated goodwill on the balance sheet of the Company's Belgian subsidiary into CommScope's US dollar reporting currency.

     The adoption of SFAS No. 142 effective January 1, 2002 resulted in the elimination of pretax goodwill amortization expense in the amount of $5.3 million for the years ended December 31, 2003 and 2002. The following table provides a reconciliation of net income (loss) and net income (loss) per share, reflecting the impact of the adoption of SFAS No. 142 on a pro forma basis for the year ended December 31, 2001:

                                                                  YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                              2003          2002          2001
                                                          -------------  ------------  ------------
Net income (loss)                                             $(70,560)     $(67,152)     $ 27,865
Elimination of goodwill amortization expense,
     net of tax effects                                              -             -         3,380
                                                          ------------- ------------- -------------
Net income (loss) - pro forma for 2001                        $(70,560)     $(67,152)     $ 31,245
                                                          ============= ============= =============

Net income (loss) per share, basic -
     pro forma for 2001                                        $ (1.19)      $ (1.10)       $ 0.59
Net income (loss) per share, assuming
     dilution - pro forma for 2001                             $ (1.19)      $ (1.10)       $ 0.58

LONG-TERM INVESTMENTS

     The Company occasionally makes strategic investments in companies that complement CommScope's business in order to gain operational and other synergies. Investments in corporate entities with less than a 20% voting interest are generally accounted for using the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50% and an other than minor to 50% ownership interest in partnerships and limited liability companies, or in which it otherwise has the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in and advances to the investee, in addition to financial guarantees that create additional basis in the investee. The Company regularly monitors and evaluates the realizable value of its investments. If events and circumstances indicate that a decline in the value of an investment has occurred and is other than temporary, the Company will reduce the carrying amount of the investment to fair value (see Note 4 for discussion of impairment charges for fixed assets and investments).

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

STOCK OPTIONS

     As of December 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 14. The Company accounts for this plan under the intrinsic value method recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to

Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option-pricing model:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      2003       2002        2001
                                                                                   --------------------------------
Net income (loss), as reported                                                      $(70,560)  $(67,152)  $ 27,865
Deduct:  Total stock-based employee compensation expense determined under fair
    value based method for all awards, net of related tax effects                      6,768      7,840      7,077
                                                                                  ---------------------------------

Pro forma net income (loss)                                                         $(77,328)  $(74,992)  $ 20,788
                                                                                  =================================

Net income (loss) per share:
    Basic--as reported                                                              $  (1.19)  $  (1.10)  $   0.53
    Basic--pro forma                                                                $  (1.31)  $  (1.23)  $   0.39

    Diluted--as reported                                                            $  (1.19)  $  (1.10)  $   0.52
    Diluted--pro forma                                                              $  (1.31)  $  (1.23)  $   0.39

REVENUE RECOGNITION

     The Company's primary source of revenues is from product sales to cable television system operators, telecommunications service providers, original equipment manufacturers and distributors. Service revenue from delivery of products shipped by Company owned trucks was not material to the Company's reported sales during 2003, 2002 or 2001.

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

SHIPPING AND HANDLING COSTS

     Amounts billed to a customer in a sale transaction related to shipping costs are included in net sales. All shipping costs incurred to transport products to the customer are recorded in cost of sales. Certain internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $2.8 million in 2003, $3.4 million in 2002 and $3.2 million in 2001.

ADVERTISING COSTS

     Advertising costs are expensed in the period in which they are incurred. Advertising expense was $1.8 million in 2003, $1.7 million in 2002 and $2.7 million in 2001.

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

     The Company's risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and non-derivative hedging instruments such as foreign-currency-denominated loans. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. All hedging instruments are designated and documented as either a fair value hedge, a cash flow hedge or a net investment hedge at inception. For fair value hedges, the change in fair value of the derivative instrument is recognized currently in earnings. To the extent the fair value hedging relationship is effective, the change in fair value on the hedged item is recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement when the hedged item affects earnings. Any ineffectiveness of a cash flow hedge is recognized currently in earnings. For net investment hedges, the effective portion of the change in fair value of a derivative instrument, or the change in carrying amount of a non-derivative instrument, is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement only if there is a substantially complete liquidation of the investment in the foreign subsidiary. Any ineffectiveness of a net investment hedge is recognized currently in earnings. The effectiveness of designated hedging relationships is tested and documented on at least a quarterly basis. At December 31, 2003 and 2002, the Company had one hedging relationship, which involved the use of a derivative financial instrument. See Note 11 for further disclosure related to derivative instruments and hedging activities.

     The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

FOREIGN CURRENCY TRANSLATION

     Approximately 19% of the Company's 2003 sales were to customers located outside the United States. Although the Company primarily bills customers in foreign countries in US dollars, a portion of these sales were denominated in currencies other than the US dollar, particularly sales from the Company's foreign subsidiaries. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into US dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the rates of exchange as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive loss.

     Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of foreign receivables or payables and short-term intercompany advances, were recorded to other income (expense), net in the statement of operations and were not material to the results of the Company's operations during 2003, 2002, or 2001. Foreign currency transaction gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive loss.

     The Eurodollar Credit Agreement (see Note 10), which was designated and effective as a partial hedge of the Company's net investment in its Belgian subsidiary prior to its termination on December 2, 2002, was translated at the rate of exchange as of the termination date. The transaction gains and losses recognized during the term of this loan, and on the termination date, were recorded, net of tax, to accumulated other comprehensive loss.

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

     Below is a reconciliation of weighted average common shares outstanding for basic net income (loss) per share to weighted average common and potential common shares outstanding for diluted net income
(loss) per share:

                                                                       YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                     2003         2002         2001
                                                                 ------------ ----------- ------------
Numerator:
   Net income (loss) for basic net income (loss) per share          $(70,560)   $(67,152)    $ 27,865
                                                                 ============ =========== ============

Denominator:
   Weighted average number of common shares
   outstanding for basic net income (loss) per share                  59,231      61,171       52,692
   Effect of dilutive securities:
     Employee stock options (a)                                            -           -          808
                                                                 ------------ ----------- ------------
        Weighted average number of common and potential
        common shares outstanding for diluted net income
        (loss) per share                                              59,231      61,171       53,500
                                                                 ============ =========== ============


---------

(a) Options to purchase approximately 5.8 million common shares were excluded from the computation of net loss per share, assuming dilution, for the year ended December 31, 2003 because they would have been antidilutive. Options to purchase approximately 5.0 million common shares were excluded from the computation of net loss per share, assuming dilution, for the year ended December 31, 2002 because they would have been antidilutive. Options to purchase approximately 705 thousand common shares at prices ranging from $20.55 to $47.06 per share, were excluded from the computation of net income per share, assuming dilution, for the year ended December 31, 2001 because the options' exercise prices were greater than the average market price of the common shares. For additional information regarding employee stock options, see Note 14.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

     The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company's financial statements include the allowance for doubtful accounts; inventory excess and obsolescence reserves; distributor price protection reserves; reserves for sales returns, discounts, allowances and rebates; income tax valuation allowances; and impairment reviews for investments, fixed assets, goodwill and other intangibles. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

CONCENTRATIONS OF RISK

     Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the reserves provided in the Company's balance sheet. Although the Company sells to a wide variety of customers dispersed across many different geographic areas, sales to the five largest domestic broadband service providers represented approximately 39% of net sales during 2003. Additionally, AT&T Broadband merged with Comcast Corporation in November 2002, to form a new company named Comcast Corporation ("Comcast"), creating a significant concentration of credit risk in the new merged entity. During the year ended December 31, 2003, Comcast accounted for approximately 18% of net sales compared to approximately 20% of the Company's net sales as if AT&T Broadband were combined with Comcast for the full year ended December 31, 2002. Accounts receivable from Comcast comprised approximately 17% of the Company's net accounts receivable as of December 31, 2003, compared to 23%, as of December 31, 2002. Accounts receivable from another customer comprised approximately 10% and 12% of the Company's net accounts receivable as of December 31, 2003 and 2002, respectively.

     The Company manages its exposures to credit risk associated with accounts receivable through credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management's opinion, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company's estimates related to doubtful accounts.

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

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2003 presentation.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which is an interpretation of ARB No. 51, "Consolidated Financial Statements." FIN 46 addresses how to identify a variable interest entity and provides guidance on when such an entity should be consolidated by an enterprise. In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of the provisions of the Interpretation and to exempt certain entities from its requirements. The Company does not currently hold an interest in a variable interest entity; thus, the initial application of FIN 46 and FIN 46R did not affect the Company's results of operations, financial position or disclosures.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;" and amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified by the Company after September 30, 2003 and for hedging relationships designated by the Company after September 30, 2003. All provisions of this Statement will be applied prospectively. The application of this Statement did not have a material effect on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It clarifies when an issuer must classify certain financial instruments as liabilities (or as assets, in some circumstances), rather than including them within stockholders' equity or separately classifying them as mezzanine equity. This Statement was effective for CommScope for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company in the third quarter of 2003. The Company has not issued any financial instruments within the scope of SFAS No. 150; therefore, the application of SFAS No. 150 did not affect the Company's results of operations, financial position or disclosures.

     In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions;" SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. Additional disclosures have been added including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, this Statement was effective for the Company as of December 31, 2003. The interim-period disclosures are effective for the Company beginning with the interim period ending March 31, 2004. Disclosure of certain information regarding the Company's foreign defined benefit plan is effective for the fiscal year ending December 31, 2004. Disclosure of the estimated future benefits is also deferred until the fiscal year ending December 31, 2004. The Company will adjust its future annual disclosure and future interim disclosures in accordance with this Statement.

3.   ACQUISITION OF EQUITY INTEREST IN OFS BRIGHTWAVE, LLC

     Effective November 16, 2001, CommScope acquired an 18.4% ownership interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber optic cable venture between CommScope and The Furukawa Electric Co., Ltd. ("Furukawa"). OFS BrightWave was formed to operate a portion of the optical fiber and fiber optic cable business ("OFS Group") acquired from Lucent Technologies Inc. ("Lucent"). CommScope issued 10.2 million unregistered shares of its common stock, valued at $203.4 million, or $19.94 per share, to Lucent in lieu of a portion of the purchase price payable by Furukawa for the acquisition of a portion of Lucent's OFS Group. Of the amount paid by CommScope, $173.4 million represented a capital contribution in exchange for CommScope's 18.4% equity interest in OFS BrightWave and $30 million represented a loan from one of CommScope's wholly owned subsidiaries to OFS BrightWave. The remaining 81.6% equity interest in OFS BrightWave is owned by an indirect wholly owned subsidiary of Furukawa. CommScope holds a contractual right to sell its ownership interest in OFS BrightWave to Furukawa for a cash payment equal to CommScope's original investment in and advances to OFS BrightWave. The businesses acquired include transmission fiber and cable manufacturing capabilities at a facility in Norcross, Georgia, as well as facilities in Germany and Brazil, an interest in a joint venture in Carrollton, Georgia and an interest in a joint venture in Russia. See Note 21 - Subsequent Events for discussion of the potential restructuring of OFS BrightWave ownership.

     On October 9, 2002, the Company and Furukawa purchased 10.2 million shares of CommScope common stock from Lucent for $53 million, or $5.20 per share. Of the total 10.2 million shares of the Company's common stock purchased from Lucent, Furukawa purchased approximately 7.7 million shares, which management understands it plans to hold for investment purposes, for approximately $40 million. The Company repurchased the remaining approximately 2.5 million shares, which are currently classified as treasury stock, for approximately $13 million. As of December 31, 2003 and 2002, Furukawa was CommScope's largest stockholder, with approximately 13% of the Company's outstanding shares. The Company funded its treasury stock repurchase using existing cash balances. The cost of issuing the CommScope shares to Lucent in 2001 and an estimate of costs related to a potential future registration of the shares pursuant to registration rights held by Lucent, in the amount of $850, were initially recognized as a reduction of the total proceeds in additional paid-in capital. Since a registration of the Company's shares held by Lucent was not required, CommScope wrote off the costs of registration, net of the costs of completing the treasury stock repurchase, for a net increase in additional paid-in capital of $546 during the year ended December 31, 2002.

     In conjunction with this stock purchase, CommScope and Furukawa also entered into agreements which outline various investment terms, including resale restrictions, registration rights, standstill provisions, as well as call and limited put rights related to the CommScope shares held by Furukawa. Additionally, CommScope and Furukawa agreed to change from 2004 to 2006 the date when CommScope could first exercise its contractual right to sell its ownership interest in OFS BrightWave to Furukawa for a cash payment equal to CommScope's original investment in and advances to OFS BrightWave. If CommScope exercises its contractual right to sell its ownership interest in OFS BrightWave to Furukawa, Furukawa would, at that time, have the right to require CommScope to purchase the 7.7 million shares of its common stock owned by Furukawa for an aggregate price of $45.8 million.

     Although the Company's ownership interest in OFS BrightWave is less than 20%, the investment has been accounted for using the equity method since OFS BrightWave is organized as a limited liability company with characteristics of a partnership. CommScope capitalized $4.8 million of direct acquisition costs as part of its investment in OFS BrightWave. CommScope's portion of the losses of OFS BrightWave for the years ended December 31, 2003 and 2002 were included in the consolidated financial statements of CommScope for the years then ended. The consolidated financial statements of CommScope for the year ended December 31, 2001 included CommScope's portion of the losses of OFS BrightWave only for the period from November 17, 2001 through December 31, 2001. These results were net of the elimination of after-tax intercompany profit in the amount of $105 and $109 for the years ended December 31, 2003 and 2002, respectively, and $191 for the six week period ended December 31, 2001, related to interest payments on the $30 million note receivable and reimbursement of acquisition-related expenses by OFS BrightWave (see Note 18 for additional discussion of related party transactions). OFS BrightWave has elected to be taxed as a partnership, therefore the Company's income tax benefit from flow through losses has been recorded based on the Company's tax rates.

     The following table provides summary financial information for OFS BrightWave as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and the six week period ended December 31, 2001:

                                                 YEAR ENDED                    SIX WEEK PERIOD
                                                DECEMBER 31,                 ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                          2003                 2002                   2001
                                    -----------------   ------------------   --------------------
Income Statement Data:
  Net revenues                          $101,927             $ 97,098               $ 29,340
  Gross profit                           (88,947)            (144,472)               (36,611)
  Net loss                              (585,038)            (431,506)               (61,253)

                                                                         AS OF
                                                                      DECEMBER 31,
                                                        -----------------------------------------
                                                              2003                  2002
                                                        ------------------   --------------------
Balance Sheet Data:
  Current assets                                              $ 67,764             $ 83,876
  Noncurrent assets                                            160,432              655,265
  Current liabilities                                           67,946               57,353
  Other noncurrent liabilities                                 266,552              182,297
  Minority interests                                            24,536               45,338

     The losses incurred by OFS BrightWave in 2003 resulted in a members' deficit of $130,838 as of December 31, 2003 and reduced CommScope's equity in the net assets of OFS BrightWave to zero. CommScope's share of OFS BrightWave's losses in excess of its equity investment was recognized for accounting purposes as a reduction of its notes receivable from OFS BrightWave, based on CommScope's proportionate share of OFS BrightWave's long-term debt, which was 11.66% as of December 31, 2003. CommScope's proportionate share of these excess losses reduced the balance of CommScope's notes receivable from OFS BrightWave from $30.0 million to $13.4 million as of December 31, 2003. Despite this accounting adjustment, OFS BrightWave's contractual obligation under the notes receivable remains at $30 million.

     The reconciliation of CommScope's investment in and advances to OFS BrightWave compared to CommScope's equity interest in the net assets of OFS BrightWave as of December 31, 2002 was as follows:


     Net assets of OFS BrightWave, LLC                               $454,153
     CommScope ownership percentage                                  18.43225 %
                                                                    ----------
        CommScope equity in net assets of OFS BrightWave, LLC          83,711
     Plus:
        Notes receivable from OFS BrightWave, LLC                      30,000
        Direct costs of acquisition                                     4,763
        Nonproportionate equity adjustments by majority member in
           OFS BrightWave, LLC                                         (1,036)
     Less:
        Income tax benefit related to losses generated by OFS
           BrightWave, LLC's domestic c-corporation subsidiary         (5,910)
                                                                    ----------
     Investment in and advances to
        OFS BrightWave, LLC                                          $111,528
                                                                    ==========

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

4.   IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

     During the second quarter of 2003, management concluded that certain manufacturing assets had uncertain use to the Company in the foreseeable future and initiated a formal impairment review of these assets based on this change in circumstances. Most of these assets were used in or acquired for use in the manufacture of the Company's broadband and video distribution products ("Broadband/Video Products"), which have been adversely affected by the difficult global business environment in telecommunications and a decline in demand both domestically and internationally. These assets were uninstalled, underutilized, or idle and generating no current operating cash flows. In addition, based on management's conclusion that these assets had no future use to the Company, there were no expected future operating cash flows for these assets. This absence of operating cash flows indicated that the carrying amounts of these assets might not be recoverable as of June 30, 2003. Accordingly, management obtained third party appraisals of the majority of these specifically-identified assets to determine their fair values and the resulting amount of impairment losses to be recognized. Based on these appraisals, CommScope recognized pretax impairment charges in the amount of $23 million, or $0.25 per share, net of tax, related to these specifically-identified assets. Approximately $4.7 million of these assets were sold at an auction in December 2003. The remainder has been classified as assets to be held and used, as required by SFAS. No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     In addition, the Company's Brazilian operation, which primarily manufactures Broadband/Video Products, has experienced declining local demand in addition to reduced export sales and profitability resulting from pricing and competitive pressures primarily due to the impact of unfavorable local currency fluctuations. As a result of this change in circumstances, management performed a test of recoverability for the Brazilian manufacturing assets during the second quarter of 2003. The Company's long-term undiscounted cash flow forecasts for its Brazilian operation indicated that the carrying amounts of the manufacturing assets at this facility might not be recoverable as of June 30, 2003. Accordingly, management obtained third party appraisals of the Brazilian manufacturing assets to determine their fair values and the resulting amount of impairment losses to be recognized. Based on these appraisals, CommScope recognized pretax impairment charges in the amount of $8.7 million, or $0.09 per share, net of tax, of which $6.4 million were related to broadband cable manufacturing assets and $2.3 million were related to wireless cable manufacturing assets. Management does not currently plan to sell, abandon or otherwise dispose of these assets, and they were, therefore, classified as assets to be held and used as of December 31, 2003.

     In total, the Company recognized pretax impairment charges for fixed assets in the amount of $31.7 million, or $0.34 per share, net of tax, during the second quarter of 2003. These impairment charges resulted in an increase of $8.5 million in CommScope's noncurrent deferred tax asset during the second quarter of 2003. The breakdown of these impairment charges was as follows (in millions):

     Domestic broadband cable manufacturing assets               $ 21.4
     Brazilian manufacturing assets                                 8.7
     Other domestic manufacturing assets                            1.6

                                                              ----------
          Total impairment charges                               $ 31.7
                                                              ==========

     Due primarily to the difficult business environment in telecommunications, management performed a test of recoverability for certain long-lived assets during the third quarter of 2002. The Company's long-term undiscounted cash flow forecasts indicated that the carrying amounts of fixed assets used to manufacture CommScope's wireless, fiber optic cable and other telecom products may not be recoverable as of September 30, 2002. In addition, management's quarterly review of idle and obsolete fixed assets indicated additional impairment for specifically-identified manufacturing equipment. Management does not currently plan to sell, abandon or otherwise dispose of these assets, and they were, therefore, classified as assets to be held and used as of December 31, 2003.

     The Company recognized total pretax impairment charges for fixed assets in the amount of $25.1 million for the year ended December 31, 2002. The breakdown of these impairment charges was as follows (in millions):

     Wireless cable manufacturing assets                          $ 15.1
     Fiber optic cable manufacturing assets                          5.3
     Other telecommunications cable manufacturing assets             3.0
     Other manufacturing assets                                      1.7
                                                              -----------
     Total impairment charges                                     $ 25.1
                                                              ===========

     The Company recorded pretax impairment charges totaling $12.8 million during 2001. Included in these impairment charges was approximately $3.8 million related to an investment in an unconsolidated affiliate, $4.4 million related to fixed assets identified as held for disposal and $4.6 million related to fixed assets to be held and used. The assets held for disposal had a carrying value of approximately $550 as of December 31, 2001. These assets were reclassified from other current assets to property, plant and equipment during 2002 because management did not expect them to be sold within one year and therefore these assets did not meet the criteria for classification as held for sale.

5.   EMPLOYEE TERMINATION BENEFITS

     The Company reduced its workforce by 202 employees during the third quarter of 2002, primarily in response to the challenging global business environment. The affected employees included manufacturing and administrative personnel located in North Carolina at the Company's corporate office and manufacturing facilities. This workforce reduction resulted in pretax charges of approximately $1.3 million during the third quarter of 2002 for employee termination benefits, which consisted of severance pay and related fringe benefits. The Company recorded $1.0 million of these charges in cost of sales and $0.3 million in selling, general and administrative expenses. The Company paid $1.1 million of these costs during 2002, resulting in a remaining accrual of $0.2 million as of December 31, 2002 related to the third quarter 2002 workforce reduction. These remaining benefits were paid in full by the end of the second quarter of 2003.

     The Company's management approved an additional workforce reduction of 153 employees in the fourth quarter of 2002, to be effective during the first quarter of 2003. This workforce reduction was also primarily in response to the challenging global business environment. The affected employees included manufacturing and administrative personnel located at several of the Company's North Carolina manufacturing facilities. These employees were identified and the termination benefits were communicated to them prior to December 31, 2002 in sufficient detail to allow them to calculate their estimated benefits. The Company, therefore, recognized pretax charges related to this planned workforce reduction in the amount of approximately $1.2 million during the fourth quarter of 2002 for employee termination benefits, which consisted of severance pay and related fringe benefits. The Company recorded nearly all of these charges in cost of sales. The Company did not pay any of these employee termination benefits during the fourth quarter of 2002, resulting in an accrual of $1.2 million as of December 31, 2002 for the planned workforce reduction. These accrued benefits were paid in full by the end of the third quarter of 2003.

6.   ACCOUNTS RECEIVABLE

     During the year ended December 31, 2002, the Company wrote off $21.4 million of Adelphia Communications Corporation ("Adelphia") receivables as a result of Adelphia's Chapter 11 bankruptcy, which was announced by Adelphia in June 2002. The Company continues to sell product to Adelphia pursuant to an agreement, which outlines the terms under which the Company will do business with Adelphia after the Chapter 11 bankruptcy filing date.

     In October 2003, the Company assigned its trade claims against Adelphia and its affiliates to a third party in exchange for an initial payment of $12.5 million. This assignment of receivables did not meet the criteria set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to recognize the proceeds in the statement of operations as a recovery of bad debt expense due primarily to the existence of a standard recourse provision in the assignment agreement. Therefore, the proceeds will be recognized as a noncurrent liability until there is no doubt as to the validity and ownership of these receivables, which will likely occur when the assignee receives payment under the Final Order issued in Adelphia's bankruptcy proceedings.

7.   INVENTORIES

                                              AS OF DECEMBER 31,
                                            ------------------------
                                               2003         2002
                                            ------------ -----------

Raw materials                                   $10,285     $12,402
Work in process                                   9,708      11,160
Finished goods                                   12,730      12,692
                                            ------------ -----------
                                                $32,723     $36,254
                                            ============ ===========



8.  PROPERTY, PLANT AND EQUIPMENT

                                                AS OF DECEMBER 31,
                                             -------------------------
                                                2003         2002
                                             ------------ ------------

Land and land improvements                      $ 10,987     $  9,359
Buildings and improvements                        75,245       78,624
Machinery and equipment                          268,787      282,702
Construction in progress                           5,354       22,956
                                             ------------ ------------
                                                 360,373      393,641
Accumulated depreciation                        (184,083)    (164,126)
                                             ------------ ------------
                                                $176,290     $229,515
                                             ============ ============

      Depreciation expense was $30,574, $33,241, and $31,681 for the years ended December 31, 2003, 2002, and 2001, respectively. No interest was capitalized for the years ended December 31, 2003 and 2002. The Company capitalized interest of $405 for the year ended December 31, 2001.

9.  OTHER ACCRUED LIABILITIES

                                                AS OF DECEMBER 31,
                                             -------------------------
                                                2003         2002
                                             ------------ ------------

Salaries and compensation liabilities            $16,814      $11,918
Retirement savings plan liabilities                6,427        6,586
Other                                             12,136        7,501
                                             ------------ ------------
                                                 $35,377      $26,005
                                             ============ ============

10.  LONG-TERM DEBT

                                                AS OF DECEMBER 31,
                                             --------------------------
                                                2003          2002
                                             ------------  ------------

Convertible Notes                               $172,500      $172,500
IDA Notes                                         10,800        10,800
                                             ------------  ------------
                                                 183,300       183,300
Less current portion                                   -             -
                                             ------------  ------------
                                                $183,300      $183,300
                                             ============  ============

SENIOR SECURED REVOLVING CREDIT FACILITY

     On January 10, 2003 the Company entered into a $100 million senior secured revolving credit facility with a group of banks. The facility was established for future liquidity, working capital needs and other general corporate purposes and was scheduled to expire on June 30, 2006. The facility was secured by substantially all of the Company's assets and provided a maximum of up to $100 million revolving loan availability, including a $20 million sublimit for the issuance of standby and documentary letters of credit. Availability was determined monthly using a predetermined formula based on the amounts of eligible accounts receivable, inventory and equipment, reduced by the total of any outstanding borrowings or letters of credit under the facility. The Company did not have any borrowings outstanding under this facility as of December 31, 2003 but had availability of approximately $50 million at that date.

     At the Company's option, advances under the facility were available as Base Rate loans, which bear interest at the base rate plus 0.75%, or as Euro-Dollar loans, which bear interest at LIBOR plus 2.25%. The base rate applicable to Base Rate loans was equal to the higher of (a) the prime rate used by Wachovia Bank, N.A. or (b) the overnight federal funds rate (as defined in the agreement) plus 0.5%.

     An unused line fee was payable quarterly and calculated on the average daily amount of the unused $100 million commitment during each calendar quarter. This unused line fee was calculated at an annual rate of (a) 0.5% when the average unused commitment is greater than or equal to 66.6% of the total commitment, (b) 0.375% when the average unused commitment is less than 66.6% and greater than or equal to 33.4% of the total commitment, or
(c) 0.25% when the average unused commitment is less than 33.4% of the total commitment. Letter of credit fees were payable at an annual rate of 2.25% of the maximum amount available to be drawn under the letter of credit and were subject to an additional upfront fee of 0.125% per year payable to the issuer.

     The facility contained certain restrictive covenants, including restrictions on incurring indebtedness and liens, entering into transactions to acquire or merge with any entity, making certain other fundamental changes, selling assets and paying dividends, among other things. The Company was also required to comply with certain financial covenants, as defined, including a fixed charge coverage ratio, a funded debt to EBITDA ratio, a maximum annual capital expenditures covenant and a covenant requiring minimum availability of $5 million, if the calculation of availability falls below $50 million, or $30 million provided that there are no outstanding revolving loans.

     See Note 21- Subsequent Events for discussion of the Company's amended and restated senior secured credit facility, effective as of January 31, 2004.

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

IDA NOTES

     In January 1995, CommScope entered into a $10.8 million unsecured loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the "IDA Notes"). Borrowings under the IDA Notes bear interest at variable rates based upon current market conditions for short-term financing. The interest rate in effect at December 31, 2003 was 1.15%. All outstanding borrowings under the IDA Notes are due on January 1, 2015.

OTHER MATTERS

     There are no scheduled maturities of long-term debt during 2004 or 2005. The principal amount of the Company's Convertible Notes in the amount of $172.5 million is due in 2006. There are also no scheduled maturities of long-term debt in 2007 or 2008.

     The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 4.85% at December 31, 2003 and 4.29% at December 31, 2002.

11.  DERIVATIVES AND HEDGING ACTIVITIES

     As of December 31, 2003 and 2002, the only derivative financial instrument outstanding was a cross currency swap, which was designated and documented at inception, and quarterly thereafter, as a net investment hedge of a portion of the Company's net investment in its Belgian subsidiary. The original notional amount of this derivative financial instrument, which is a cross currency swap of US dollars for euros, was $20 million at inception of the hedging relationship and as of December 31, 2002. The Company amended this agreement in October 2003 to reduce the notional amount, which was $14 million as of the amendment date and as of December 31, 2003. No cash was required to effect this amendment; the change in the notional amount was offset by an adjustment in the exchange rate underlying the swap. The amended hedging instrument was effective as of the amendment date and at December 31, 2003, and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The original hedging instrument was effective at inception of the hedging relationship and at December 31, 2002. The fair value of the amended derivative instrument, reflected in other noncurrent liabilities, was approximately $6 million as of December 31, 2003. The fair value of the original hedging instrument, also reflected in other noncurrent liabilities, was approximately $1.3 million as of December 31, 2002.

     Activity in the accumulated net gain (loss) on derivative instruments included in accumulated other comprehensive loss for the years ended December 31, 2003 and 2002 consisted of the following:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                              -------------------
                                                                                2003        2002
                                                                              --------    -------
   Accumulated net gain (loss) on derivative instrument, beginning of year      $ (802)        27
   Net loss on derivative financial instrument designated as a
        cash flow hedge                                                              -        (27)
   Net loss on derivative financial instrument designated as a
        net investment hedge                                                    (3,179)      (802)
                                                                              --------    -------
   Accumulated net loss on derivative instruments, end of year                $ (3,981)    $ (802)
                                                                              ========    =======


12.  EMPLOYEE BENEFIT PLANS

     The Company sponsors the CommScope, Inc. of North Carolina Employees Retirement Savings Plan (the "Employees Retirement Savings Plan"). The majority of the Company's contributions to the Employees Retirement Savings Plan are made at the discretion of the Company's Board of Directors. In addition, eligible employees may elect to contribute up to 100% of their base salaries, limited to the maximum contribution amount allowed by the Internal Revenue Service. The Company also contributes an amount equal to 50% of the first 4% of the employee's salary that the employee contributes. The Company contributed $5.3 million in 2003, $6.1 million in 2002 and $9.3 million in 2001 to the Employees Retirement Savings Plan, of which $3.8 million, $4.4 million and $7.5 million, respectively, was discretionary.

     The Company sponsors a self-funded welfare plan (the "Plan") that provides medical, dental, and short-term disability benefits to eligible employees. Enrollment in the plan is optional, with the cost of the premiums being shared by both the employee and the Company. The Company previously established a Voluntary Employees' Benefit Association Trust ("VEBA Trust") to provide for the payment of benefits under the Plan. Effective October 1, 2003, the Company terminated the VEBA Trust and distributed the remaining assets to pay medical claims. Before the effective date of the termination, the Company made cash contributions to the VEBA Trust of $13.3 million in 2003, $14.9 million in 2002 and $13.6 million in 2001. As of December 31, 2003, all trust assets had been used, and the claims began to be funded using the operating assets of the Company. The Company maintains a stop-loss policy that limits the Company's liability for both individual and aggregate contributions to fund medical benefit payments. Stop-loss coverage begins when claims exceed certain thresholds specified in the policy. The employee medical liability for the Plan is based on claims filed and estimates for claims incurred but not reported. The total liability recorded for the Plan at December 31, 2003 and 2002 was $3.2 million and $2.1 million, respectively.

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

     Additionally, the Company currently sponsors two defined benefit pension plans (the "Defined Benefit Pension Plans"). The first defined benefit plan is a nonqualified unfunded supplemental executive retirement plan (the "Original SERP") that provides defined pension benefits to certain key executives who retired prior to December 31, 2000. The defined benefits under the Original SERP are paid from Company contributions. Prior to January 1, 2001, the Original SERP also covered certain active key executives who had not yet retired. All active participants' balances were settled as of January 1, 2001, resulting in a gain in the Original SERP of $4.7 million, and a new defined contribution pension plan was established in its place for those active participants, as described in the paragraph below. The second defined benefit pension plan is a nonqualified pension plan ("Foreign Plan"), which provides pension benefits for certain international management-level employees. This plan is funded by Company and employee contributions.

     Effective January 1, 2001, the Company amended and restated the Original SERP that previously provided defined pension benefits to certain active and retired key executives. As a result of this amendment and restatement, the benefits provided under the Original SERP for all participants, other than those who retired prior to December 31, 2000, are now governed by the amended and restated plan (the "Restated SERP"). Under the Restated SERP, which is a noncontributory unfunded defined contribution pension plan, the Company will credit each participant's account with contributions and earnings on the accumulated balance thereof, as outlined in the Original SERP, but the Company is not required to make any payments until the participant is eligible to receive retirement benefits under the Plan. As of January 1, 2001, for all active participants in the Original SERP, the Company credited their respective accounts under the Restated SERP with an amount equal to the actuarially determined accumulated benefit obligation for each participant under the terms of the Original SERP. The total amount established by CommScope as of January 1, 2001, and recognized as an expense of the Restated Plan in 2001, was $4.1 million. The Company recognized additional costs of $546 representing contributions and earnings under this plan for the year ended December 31, 2001. The establishment of opening participant balances and the additional cost recognized resulted in an accrued liability for the Restated SERP of $4.6 million as of December 31, 2001. The amendment and restatement of this Plan had no material effect on the consolidated financial statements of the Company upon adoption. For the years ended December 31, 2003 and 2002, the Company recognized $828 and $613, respectively, representing contributions and earnings under the Restated SERP, and made benefit payments to retirees in the amount of $110 in both years, resulting in an accrued liability of approximately $5.8 million and $5.1 million as of December 31, 2003 and 2002, respectively.

     Amounts accrued under the Postretirement Health Plan, the Defined Benefit Pension Plans and the Restated SERP are included in other noncurrent liabilities. The following table summarizes information for the Defined Benefit Pension Plans and the Postretirement Health Plan. The measurement dates are as of December 31, 2003 for the Original SERP and the Postretirement Health Plan and as of September 30, 2003 for the Foreign Plan. The plan assets included in the following table are assets of the Foreign Plan.

                                                                                         OTHER
                                                                                     POSTRETIREMENT
                                                             PENSION BENEFITS           BENEFITS
                                                            --------------------   -------------------
                                                              2003        2002       2003       2002
                                                            --------    --------   --------   --------
Change in benefit obligation:
  Postretirement benefit obligation, beginning of year        $1,905      $1,800    $31,169    $25,803
  Service cost                                                   104          91      2,858      2,562
  Interest cost                                                  129         121      2,097      1,802
  Plan participants' contributions                                19          16         27         25
  Actuarial (gain) loss                                           12         (23)     7,730      1,156
  Benefits paid                                                 (150)       (164)      (100)      (179)
  Translation loss and other                                     207          64          -          -
                                                            --------    --------   --------   --------
 Postretirement benefit obligation, end of year               $2,226      $1,905    $43,781    $31,169
                                                            --------    --------   --------   --------

Change in plan assets:
  Fair value of plan assets, beginning of year                 $ 845       $ 630    $     -    $     -
  Employer and plan participant contributions                    275         240        100        179
  Return on plan assets                                           69          54          -          -
  Benefits paid                                                 (150)       (164)      (100)      (179)
  Translation gain and other                                     182          85          -          -
                                                            --------    --------   --------   --------
 Fair value of plan assets, end of year                       $1,221       $ 845    $     -    $     -
                                                            --------    --------   --------   --------

Funded status (postretirement benefit obligation
  in excess of fair value of plan assets):                    $1,005      $1,060    $43,781    $31,169
  Unrecognized net actuarial gain (loss)                          66          19    (19,877)   (12,619)
  Unrecognized net transition amount                            (415)       (386)         -          -
                                                            --------    --------   --------   --------
Accrued benefit cost, end of year                              $ 656       $ 693    $23,904    $18,550
                                                            ========    ========   ========   ========

Discount rate                                                  5.92%       6.29%      6.25%      6.75%
Rate of return on plan assets                                  5.50%       5.50%          -          -
Rate of compensation increase                                  3.50%       3.50%          -          -

     The accumulated benefit obligation for the Defined Benefit Pension Plans was $2.0 million and $1.6 million at December 31, 2003 and 2002, respectively.

     Net periodic benefit cost (credit) for the Defined Benefit Pension Plans and the Postretirement Health Plan consisted of the following components:

                                                                                     OTHER
                                                PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                           ----------------------------   ----------------------------
                                            2003       2002       2001      2003       2002      2001
                                           -------    ------    -------   -------    -------   -------
Service cost                                 $ 104      $ 91       $ 74    $2,858     $2,562    $1,819
Interest cost                                  129       121        109     2,097      1,802     1,353
Recognized actuarial loss                        -         -          -       472        439       239
Amortization of transition obligation           37        29         29         -          -         -
Settlement gain                                  -         -     (4,690)        -          -         -
Return on plan assets                          (69)      (54)       (30)        -          -         -
                                           -------    ------    -------   -------    -------   -------
Net periodic benefit cost (credit)           $ 201     $ 187    $(4,508)   $5,427     $4,803    $3,411

Discount rate                                6.29%     6.38%      7.66%     6.75%      7.00%     7.75%
Rate of return on plan assets                5.50%     5.50%      5.50%         -          -         -
Rate of compensation increase                3.50%     3.50%      3.50%         -          -         -

     For measurement purposes, an 11% annual rate of increase in health care costs was assumed for 2004 and is assumed to decrease gradually to 5% for 2012 and remain at that level thereafter. The increase in the postretirement benefit obligation in 2003 was due to a decrease in the discount rate, an increase in claims costs, and a change in the mortality assumption and was partially offset by a gain from demographic changes related to reduced headcount.

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the Postretirement Health Plan. A one-percentage-point change in assumed health care cost trend rates would have had the following effects for the year ended December 31, 2003:

                                                               1-PERCENTAGE-POINT    1-PERCENTAGE-POINT
                                                                   INCREASE               DECREASE
                                                               ------------------    -----------------
 Effect on total of service and interest cost components
    of net periodic benefit cost                                    $ 1,483                 $(975)
 Effect on postretirement benefit obligation                         11,379                (8,624)

     The Company expects to contribute approximately $0.3 million to the Defined Benefit Pension Plans and approximately $0.2 million to the Postretirement Health Plan for the year ended December 31, 2004.

     On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost herein do not reflect the effects of the Act on the Postretirement Health Plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to revise the related disclosures.

13.  INCOME TAXES

     The components of the income tax provision (benefit), including the income tax benefit reflected in equity in losses of OFS BrightWave, for the years ended December 31, 2003, 2002, and 2001 were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              2003         2002         2001
                                            --------     --------     --------
Current:
  Federal                                   $ (4,972)    $(15,591)    $ 17,842
  State                                          154          155          781
                                            --------     --------     --------
  Current income tax provision (benefit)      (4,818)     (15,436)      18,623
                                            --------     --------     --------

Deferred:
  Federal                                    (33,624)     (19,931)      (1,611)
  State                                       (2,995)      (4,042)        (651)
                                            --------     --------     --------
  Deferred income tax benefit                (36,619)     (23,973)      (2,262)
                                            --------     --------     --------

Total income tax provision (benefit)        $(41,437)    $(39,409)    $ 16,361
                                            ========     ========     ========

     The Company has not separately stated the tax effect of foreign operations because it is not material to the financial statements.

     The total income tax provision (benefit) included an income tax benefit of $36.3 million, $31.5 million and $4.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, reflected in equity in losses of OFS BrightWave.

     The reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2003, 2002, and 2001 was as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                       2003        2002        2001
                                                      ------      ------      ------
Statutory U.S. federal income tax rate                 35.0%       35.0%       35.0%
State income taxes, net of federal tax effect           2.1         2.4         0.2
Export sales benefit                                    0.4         0.4        (2.9)
Permanent items and other                               4.3         0.7        (2.8)
General business credits                                0.3         0.3           -
Valuation allowances for net operating loss and
  capital loss carryforwards                           (5.1)       (1.8)        7.5
                                                       -----       -----       -----
Effective income tax rate                              37.0%       37.0%       37.0%
                                                       =====       =====       =====

     During 2001, the Company established a deferred tax valuation allowance of $2.0 million against a net foreign deferred tax asset arising primarily from a foreign net operating loss carryforward. The loss carryforward has no expiration date, but is subject to local restrictions limiting its deductibility. The deferred tax valuation allowance related to this item increased by $5.2 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively, to a balance of $8.0 million and $2.8 million as of December 31, 2003 and 2002, respectively.

     The Company also had a foreign net operating loss carryforward of approximately $6.9 million and $2.8 million as of December 31, 2003 and 2002, respectively, which had no expiration date; and the Company considers it more likely than not to be realized.

     In addition, the Company had a valuation allowance of $1.4 million as of December 31, 2003 and 2002, which was established in 2001 against a deferred tax asset arising from the impairment charge for an investment in a wireless infrastructure project management company, now in the process of being liquidated, which created a capital loss for tax purposes. The Company considered it more likely than not that this capital loss carryforward will expire unused due to uncertainty about the creation of future capital gains.

     The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

                                                        AS OF DECEMBER 31,
                                                      ---------------------
                                                        2003         2002
                                                      ---------    --------
Deferred tax assets:
  Accounts receivable and inventory reserves             $7,830     $11,024
  Employee benefits                                       3,737       3,441
  Postretirement benefits                                11,294       8,999
  Foreign net operating losses                           10,239       3,862
  Investment in unconsolidated affiliate                  1,388       1,388
  Investment in OFS BrightWave, LLC                      45,487      16,881
  Other                                                   7,344       4,389
                                                      ---------    --------
Total deferred tax assets                                87,319      49,984
Valuation allowance                                      (9,357)     (4,233)
                                                      ---------    --------
Net deferred tax assets                                  77,962      45,751

Deferred tax liabilities:
  Property, plant and equipment                         (16,334)    (22,059)
  Goodwill and intangibles                               (2,811)     (3,541)
                                                      ---------    --------
Total deferred tax liabilities                          (19,145)    (25,600)
                                                      ---------    --------
Net deferred tax asset                                  $58,817     $20,151
                                                      =========    ========

Deferred taxes as recorded on the balance sheet:
  Current deferred tax asset                            $14,061     $16,579
  Noncurrent deferred tax asset                          44,756       3,572
                                                      ---------    --------

Net deferred tax asset                                  $58,817     $20,151
                                                      =========    ========

     The Company has not established a valuation allowance against the remaining deferred tax assets of $68.4 million as the Company has determined that the assets are more likely than not to be realized. Approximately $45.5 million of these deferred tax assets relate to the Company's share of losses from its investment in OFS BrightWave. Since the Company has a contractual right to sell its ownership interest in OFS BrightWave to Furukawa in 2006 for a cash payment equal to its original investment, the entire deferred tax asset would be realized upon exercise of this right. Excluding these noncash losses and asset impairment charges, the Company has a positive earnings history, and therefore has determined that the remaining net deferred tax asset of $13.3 million is more likely than not to be realized.

     At December 31, 2003 the Company had approximately $11.7 million in state investment tax credits that could be utilized to reduce state income tax liabilities for future tax years through 2010.

     At December 31, 2003 the Company had approximately $40.1 million in foreign net operating loss carryforwards that can be utilized to reduce foreign income tax for future years indefinitely. Approximately $33.2 million of these losses have a valuation allowance against them.

     The Company had no cumulative net undistributed earnings from foreign subsidiaries at December 31, 2003. Although the Company does not currently intend to repatriate earnings from foreign subsidiaries, foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

     Income tax (expense) benefit for components of other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        2003        2002        2001
                                                       ------      ------      -------
Hedging (gain) loss on nonderivative instrument        $    -      $  447      $ (300)
Effect of adopting SFAS No. 133                             -           -        (135)
Loss on derivative instrument designated
     as a cash flow hedge                                   -          16         120
Loss on derivative instrument designated
     as a net investment hedge                          1,867         471           -
                                                       ------      ------      -------
Total income tax (expense) benefit for components
     of other comprehensive income (loss)              $1,867      $  934      $ (315)
                                                       ======      ======      =======


14.  STOCK COMPENSATION PLANS

     In 1997, the Company adopted the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the "CommScope Incentive Plan"), which was formally approved by the Company's stockholders in 1998. The Company amended the CommScope Incentive Plan in 1998, 2000, and 2002 to, among other things, increase the number of shares available under the Plan. The Company's stockholders approved each of these amendments at the time it was made. The CommScope Incentive Plan provides for the granting of stock options, restricted stock, performance units, performance shares and phantom shares to employees of the Company and its subsidiaries and the granting of stock and stock options to nonemployee directors of the Company. A total of 11.7 million shares have been authorized for issuance under the CommScope Incentive Plan through December 31, 2003. Stock options generally expire 10 years from the date they are granted. Options vest over service periods that generally range from three to four years. Upon initial election to the Company's board of directors, a non-employee director is granted 1,000 shares of stock, which are fully vested and transferable upon issuance, and an option to purchase 20,000 shares of stock, which vest over a three-year period. If a non-employee director remains in office, a similar option is granted every three years. Non-employee directors are also eligible for discretionary stock option awards.

     The following tables summarize the Company's stock option activity and information about stock options outstanding at December 31, 2003:

                                                                                        WEIGHTED AVERAGE
                                                                       SHARES          EXERCISE PRICE PER
                                                                   (IN THOUSANDS)             SHARE
                                                                   --------------      ------------------
Stock options outstanding at December 31, 2000                              5,452                  17.64

Granted                                                                       294                  21.90
Cancelled                                                                    (432)                 22.40
Exercised                                                                    (225)                 13.00
                                                                   --------------       ----------------
Stock options outstanding at December 31, 2001                              5,089                  17.69

Granted                                                                     3,693                  11.18
Cancelled                                                                    (370)                 17.81
Exercised                                                                     (73)                 14.03
                                                                   --------------       ----------------
Stock options outstanding at December 31, 2002                              8,339                  14.84

Granted                                                                     1,217                  14.31
Cancelled                                                                    (315)                 13.65
Exercised                                                                    (104)                 11.29
                                                                   --------------       ----------------
Stock options outstanding at December 31, 2003                              9,137                  14.85
                                                                   ==============       ================

Stock options exercisable at:
     December 31, 2001                                                      3,703                 $16.50
     December 31, 2002                                                      4,221                 $17.55
     December 31, 2003                                                      5,626                 $16.44

Shares reserved for future issuance at December 31, 2003                    1,102

                               OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
               ----------------------------------------------------   ---------------------------------
                                 WEIGHTED AVERAGE
   RANGE OF                         REMAINING      WEIGHTED AVERAGE                     WEIGHTED AVERAGE
   EXERCISE         SHARES       CONTRACTUAL LIFE   EXERCISE PRICE         SHARES        EXERCISE PRICE
    PRICES      (IN THOUSANDS)      (IN YEARS)        PER SHARE        (IN THOUSANDS)       PER SHARE
 ----------    ----------------------------------------------------   ---------------------------------
  $7 to $10          2,268             8.9              $7.93                  720           $ 7.93
   10 to 20          6,232             6.2              15.10                4,273            14.81
   20 to 30             29             5.8              23.33                   25            23.64
   30 to 40            601             5.9              37.59                  601            37.59
   40 to 48              7             6.2              45.00                    7            45.00
               ----------------------------------------------------   ---------------------------------
  $7 to $48          9,137             6.9             $14.85                5,626           $16.44
               ====================================================   =================================

      The Company has elected to account for stock options using the intrinsic value method. The weighted average fair value per option, disclosed below, has been estimated using the Black-Scholes option pricing model. The assumptions used to develop the weighted average fair value per option were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                               2003         2002       2001
                                             ------      ------      ------
Valuation assumptions:
  Expected option term (years)                  4.0         4.0         3.5
  Expected volatility                          71.0%       66.0%       50.0%
  Expected dividend yield                       0.0%        0.0%        0.0%
  Risk-free interest rate                      2.75%        2.5%        4.0%

Weighted average fair value per option       $ 7.84      $ 5.77      $ 9.05

      See Note 2 for pro forma disclosure of option expense.


15.  STOCKHOLDER RIGHTS PLAN

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

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and a cross currency swap contract (see Note 11). For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2003 and 2002 were considered representative of their fair values due to their short terms to maturity. Quoted market prices were not available for the Company's IDA Notes (see Note 10), but management determined that the fair value of this debt instrument approximated its carrying value based on a discounted cash flow analysis, using interest rates that were available to the Company as of December 31, 2003 and 2002 for issuance of debt with similar terms and remaining maturities. With respect to the Company's convertible notes (see Note 10), fair value was based on quoted market prices. The fair value of the Company's cross currency swap contract was based on the net present value of the difference between the expected future US dollar cash flows and the expected future euro cash flows.

     The carrying amounts and estimated fair values of the Company's convertible notes and cross currency swap as of December 31, 2003 and 2002, are summarized as follows:

                                                                   AS OF DECEMBER 31,
                                               --------------------------------------------------------
                                                          2003                            2002
                                               --------------------------      ------------------------
                                                CARRYING         FAIR          CARRYING         FAIR
                                                 AMOUNT          VALUE          AMOUNT          VALUE
                                               ----------      ----------      ---------      ---------
Convertible notes                                $172,500       $170,775        $172,500       $140,588
Cross currency swap                                 6,000          6,000           1,260          1,260

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

17.  COMMITMENTS AND CONTINGENCIES

     CommScope leases certain equipment and facilities under operating leases expiring at various dates through the year 2011. Rent expense was $6.3 million in 2003, $7.1 million in 2002 and $7.6 million in 2001. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 2003 are: $4.0 million in 2004; $3.2 million in 2005; $2.3 million in 2006; $1.7 million in 2007; $1.3 million in 2008; and $1.9 million thereafter.

     The Company terminated an operating lease for its corporate office building on December 13, 2002 and exercised its option to acquire the building for $12.8 million.

     CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on the Company's financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company's financial condition or results of operations.

18. INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

     The Company's operations are conducted within one business segment that designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications applications. The Company's primary source of revenues is from product sales to cable television system operators, telecommunications service providers, original equipment manufacturers and distributors. Service revenue from delivery of products shipped by Company owned trucks was not material to the Company's reported sales during 2003, 2002 or 2001. The Company aggregates and reports its results in one reportable segment based on the similarity of its products, production processes, distribution methods, and regulatory environment.

     AT&T Broadband merged with Comcast Corporation in November 2002, to create a new company named Comcast Corporation ("Comcast"). Comcast accounted for approximately 18% of the Company's total net sales during 2003. On a pro forma basis for the full year 2002, Comcast, combined with AT&T Broadband, accounted for approximately 20% of the Company's total sales during 2002 and approximately 10% of the Company's total sales during 2001. No other customer accounted for 10% or more of net sales during 2003, 2002, or 2001. Comcast comprised approximately 17% of the Company's net accounts receivable as of December 31, 2003. Comcast, on a combined basis with AT&T Broadband, comprised approximately 23% of the Company's net accounts receivable as of December 31, 2002. Accounts receivable from another customer comprised approximately 10% and 12% of the Company's net accounts receivable as of December 31, 2003 and 2002, respectively. No other customer accounted for greater than 10% of net accounts receivable as of December 31, 2003 or 2002.

     Sales to related parties were 1% of net sales in 2003, less than 1% in 2002 and less than 2% in 2001. Trade accounts receivable from related parties were 1% of the Company's total trade accounts receivable balance as of December 31, 2003 and less than 1% as of December 31, 2002. In the fourth quarter of 2002, Furukawa and its affiliates became related parties to the Company, as a result of Furukawa's acquisition of approximately 13% of CommScope's common stock. For the years ended December 31, 2003 and 2002, less than 5% of CommScope's total cost of sales and operating expenses were for purchases of optical fiber from OFS Fitel, a wholly owned indirect subsidiary of Furukawa. Purchases from all other related parties were less than 1% of cost of sales and operating expenses in 2003, 2002 and 2001. As of December 31, 2003 and 2002, less than 10% and less than 25%, respectively, of the Company's trade accounts payable was related to purchases of optical fiber from OFS Fitel. Trade accounts payable to all other related parties were less than 1% of the Company's total trade accounts payable balance as of December 31, 2003 and 2002.

     As of December 31, 2003 and 2002, the Company held a $30 million note receivable from OFS BrightWave, in which CommScope owned an 18.4% equity interest. The Company recognized interest income on this note of $907 and $935 for the years ended December 31, 2003 and 2002 and $125 for the six week period ended December 31, 2001, of which $167, $172 and $23, respectively, was eliminated in consolidation. An income statement benefit related to a $1.5 million reimbursement from OFS BrightWave for costs incurred related to the formation of OFS BrightWave, of which $280 was eliminated in consolidation, was recorded to terminated acquisition costs in the fourth quarter of 2001.

     Sales to customers located outside of the United States
("international sales") comprised approximately 19% of net sales in 2003 and 2002 and 23% of net sales in 2001. International sales by geographic region, based on the destination of product shipments, and worldwide sales by broad product group were as follows (in millions):

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  2003      2002       2001
                                                 ------------------------------
 Latin America                                      $29.5      $31.0     $64.5
 Asia / Pacific Rim                                  14.5       16.7      26.2
 Europe                                              49.6       44.9      64.9
 Canada                                              14.6       15.1      16.3
 Other                                                2.6        3.8       1.4
                                                 ------------------------------
 Total international sales                         $110.8     $111.5    $173.3
                                                 ==============================


                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  2003      2002       2001
                                                 ------------------------------
 Broadband and other video application products    $449.5     $496.5    $588.3
 Local area network products                         93.8       81.2      88.3
 Wireless and other telecommunications products      30.0       20.8      61.9
                                                 ------------------------------
 Total worldwide sales                             $573.3     $598.5    $738.5
                                                 ==============================

     Net property, plant and equipment by geographic area was as follows (in millions):

                                                     AS OF DECEMBER 31,
                                                    ----------------------
                                                       2003       2002
                                                    ----------------------

 United States                                           $155.4    $201.6
 Belgium                                                    9.9      10.8
 Brazil                                                    11.0      17.1
                                                    ----------------------

 Total net property, plant and equipment                 $176.3    $229.5
                                                    ======================


19.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                               AS OF DECEMBER 31,
                                                                   -------------------------------------
                                                                        2003           2002       2001
                                                                   -------------------------------------
Cash paid during the year for:
     Income taxes                                                      $    518       $   762    $ 23,655
     Interest (net of capitalized amounts)                                9,429         8,446       7,732

Noncash investing and financing activities:
     Costs related to acquisition of Connectivity Solutions             $ 1,458       $    --    $     --
     Acquisition of interest in OFS BrightWave, LLC                          --            --    (173,388)
     Purchase of note of OFS BrightWave, LLC                                 --            --     (30,000)
     Issuance of common stock to Lucent                                      --            --     203,388


20.  QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                FIRST         SECOND           THIRD         FOURTH
                                               QUARTER       QUARTER          QUARTER        QUARTER
                                             --------------------------------------------------------
Fiscal 2003:
  Net sales                                    $129,368      $141,422        $148,723       $153,747
  Gross profit                                   24,117        28,799          30,641         31,083
  Operating income (loss)(a)                      2,458       (26,195)          8,304          6,479
  Net income (loss)                              (3,073)      (51,375)          1,122        (17,234)
  Net income (loss) per share, basic              (0.05)        (0.87)           0.02          (0.29)
  Net income (loss) per share, diluted            (0.05)        (0.87)           0.02          (0.29)

Fiscal 2002:
  Net sales                                    $159,751      $155,014        $147,819       $135,883
  Gross profit                                   35,425        31,723          27,076         26,331
  Operating income (loss)(b)                     12,197       (11,120)        (19,597)         3,110
  Net loss                                       (1,648)      (42,491)        (19,562)        (3,451)
  Net loss per share, basic                       (0.03)        (0.69)          (0.32)         (0.06)
  Net loss per share, diluted                     (0.03)        (0.69)          (0.32)         (0.06)

---------

(a) Operating income (loss) for the year ended December 31, 2003 included $31,728 of impairment charges for fixed assets in the second quarter.

(b) Operating income (loss) for the year ended December 31, 2002 included charges of $20,453 related to the write-off of Adelphia receivables in the second quarter and $25,096 of impairment charges for fixed assets in the third quarter.

21.  SUBSEQUENT EVENTS

     ACQUISITION OF CONNECTIVITY SOLUTIONS BUSINESS FROM AVAYA:

     Effective January 31, 2004, CommScope completed the acquisition of substantially all of the assets and assumed certain liabilities of the Connectivity Solutions business from Avaya Inc. The total purchase price consists of $250 million in cash, subject to post-closing adjustments and the closing of the acquisition of certain international operations expected to be completed later this year, and approximately 1.8 million shares of CommScope common stock. These shares were valued at $32.4 million on the closing date, based on the five-day average market price of CommScope's common stock beginning on the second trading day prior to the closing date and ending on the third trading day after the closing date, which was reduced by a $0.5 million accrual for estimated registration costs. CommScope will assume certain current liabilities and up to $65 million of other specified liabilities, primarily related to employee benefits. The Company acquired the Connectivity Solutions business primarily to expand the Company's position in the 'last mile' of telecommunications, establish a leadership position in the global enterprise market and enhance the Company's global growth opportunities. The Connectivity Solutions business is a designer, manufacturer and marketer of physical layer end-to-end structured cabling solutions supporting local area network applications for enterprises and telecommunications service providers.

     The cash portion of the purchase price consisted of $150 million from CommScope's existing cash balances and $100 million from borrowing under a new 5-year $185 million senior secured credit facility. The new credit facility, which amended and restated CommScope's previous credit facility, is comprised of a $75 million term loan and a $110 million revolving credit facility. The senior secured credit facility is secured by substantially all of the Company's assets, is guaranteed by all of the Company's material domestic subsidiaries and contains certain financial and restrictive covenants. The term loan facility is required to be repaid by CommScope in consecutive quarterly installments of $3.75 million from March 31, 2004 to September 30, 2004, $11.75 million on December 31, 2004 and $3.25 million on each quarterly payment date thereafter with a final payment of all outstanding principal and interest at maturity on December 31, 2008. The interest rate on the $75 million term loan facility is, at CommScope's option, either the Eurodollar rate plus 2.250% to 3.250%, or the Alternative Base Rate plus 0.750% to 1.750%, in each case based on the Company's fixed charge coverage ratio. The interest rate on the $110 million senior secured revolving credit facility is, at CommScope's option, either the Eurodollar rate plus 2.00% to 3.00% or the Alternative Base Rate plus 0.500% to 1.500%, in each case based on the Company's fixed charge coverage ratio.

     The Company has prepared a preliminary unaudited condensed balance sheet reflecting the estimated fair values assigned to each major asset and liability caption of the Connectivity Solutions business as of the January 31, 2004 closing date. This preliminary condensed balance sheet as of the closing date reflects a purchase price allocation based on preliminary estimates of the fair values of certain assets and liabilities. The fair values of certain of these assets and liabilities are based on information provided by Avaya, which has not been completely finalized as of the date of this Form 10-K. In addition, the values reported herein for property, plant and equipment, other intangible assets and pension and postretirement benefit liabilities are estimates based on preliminary third party valuations. These values are subject to change until these third party valuations have been finalized and changes in these values could have a material impact on the purchase price allocation. Until this purchase price allocation is finalized, there may be material adjustments to the fair values of the assets and liabilities disclosed in this preliminary condensed balance sheet.


                                                                  As of
                                                               January 31,
                                                                  2004
                                                              (Unaudited--
                                                              in millions)
                                                             ----------------

       Accounts receivable                                           $  46.5
       Inventories                                                     125.2
       Other current assets                                              1.1
       Property, plant and equipment                                   166.1
       Other intangible assets                                          82.6
       Other noncurrent assets                                           0.5
                                                             ----------------
       Total assets                                                   $422.0
                                                             ================

       Accounts payable                                              $  26.6
       Employee benefit liabilities                                     10.6
       Other current liabilities                                        37.2
       Pension and postretirement benefit liabilities                   80.1
       Other noncurrent liabilities                                      3.5
                                                             ----------------

       Total liabilities                                              $158.0
                                                             ================

      Other intangible assets reflected above include the following:

                                                          Estimated Fair Value    Amortization
                                                              (Unaudited--           Period
                                                              in millions)         (in years)
                                                          ----------------------------------------
       Developed technologies (for internal use)                      $ 28.4             9.0
       Developed technologies (for external use)                        16.5            14.0
       Customer base                                                    11.8             9.0
       Favorable contracts                                               8.8             3.0
       Other                                                             1.3             3.0
                                                          ---------------------

            Total amortizable intangible assets                       $ 66.8

       Trademarks                                                       12.1
       In-process research and development                               3.7
                                                          ---------------------

            Total intangible assets                                   $ 82.6
                                                          =====================

       Weighted average amortization period                                              7.4


     Trademarks have been determined by management to have indefinite lives and will not be amortized. In-process research and development assets will be written off and reflected in the Company's statement of operations as research and development expense during the quarter ended March 31, 2004.


     POTENTIAL RESTRUCTURING OF OFS BRIGHTWAVE OWNERSHIP:

     Furukawa recently stated that it believes it is in the last stages of restructuring the OFS business. Among other actions, OFS BrightWave plans to move certain cable production from the Norcross facility to the Carrollton facility during the next few months. While CommScope believes that these restructuring actions are appropriate, they could reduce CommScope's ownership interest in OFS BrightWave because CommScope does not intend to make further investments in OFS BrightWave. A reduction in CommScope's ownership percentage has no effect on CommScope's contractual right to sell its ownership interest in OFS BrightWave to Furukawa in 2006 for a cash payment equal to CommScope's original investment in and advances to OFS BrightWave.

                              COMMSCOPE, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (IN THOUSANDS)

                                                                 ADDITIONS
                                                        ---------------------------
                                                                       CHARGED TO
                                          BALANCE AT     CHARGED TO       OTHER                     BALANCE AT
                                           BEGINNING      COSTS AND      AMOUNTS      DEDUCTIONS      END OF
DESCRIPTION                                OF PERIOD      EXPENSES      (DESCRIBE)   (DESCRIBE)(1)    PERIOD
----------------------------------------------------------------------------------------------------------------
Deducted from assets:
  Allowance for doubtful accounts
     Year ended December 31, 2003            $11,811       $4,794          $ --          $4,460      $12,145
     Year ended December 31, 2002            $12,599      $25,217          $ --         $26,005      $11,811
     Year ended December 31, 2001             $9,187       $6,565          $ --          $3,153      $12,599

---------

(1) Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



ITEM 9A.  CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarize and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have concluded that the disclosure controls and procedures are effective.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is contained in Part I, Item 4 of this Form 10-K and the sections captioned "Management of the Company--Board of Directors of the Company", "Management of the Company--Committees of the Board of Directors--Board Meetings", and "Management of the Company--Section 16(a) Beneficial Ownership Reporting Compliance" included in our 2004 Proxy Statement, which sections are incorporated herein by reference.

CODE OF ETHICS FOR PRINCIPAL EXECUTIVE AND SENIOR FINANCIAL AND ACCOUNTING OFFICERS

     We have adopted the CommScope, Inc. Code of Ethics for Principal Executive and Senior Financial and Accounting Officers (the "Senior Officer Code of Ethics"), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The Senior Officer Code of Ethics is publicly available on our website at http://www.commscope.com. If we make an amendment to, or grant a waiver from, a provision of the Senior Officer Code of Ethics, we will disclose the nature of such waiver or amendment on our website.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is contained in the section captioned "Management of the Company" in our 2004 Proxy Statement and is incorporated by reference herein. The sections captioned "Management of the Company--Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in our 2004 Proxy Statement are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2003:

                                                                                                          (c)
                                                 (a)                                            NUMBER OF SECURITIES
                                              NUMBER OF                      (b)                 REMAINING AVAILABLE
                                           SECURITIES TO BE            WEIGHTED-AVERAGE          FOR FUTURE ISSUANCE
                                         ISSUED UPON EXERCISE         EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                                        OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                             WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        REFLECTED IN COLUMN (a))
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                             9,136,545                  $14.85                    1,101,662
Equity compensation plans not
approved by security holders                            -                       -                           -
                                        ---------------------------------------------------------------------------------
     Total                                      9,136,545                  $14.85                    1,101,662
                                        =================================================================================

      Other information required by this Item is contained in the sections captioned "Beneficial Ownership of Common Stock" and "Management of the Company--Stock Options" in our 2004 Proxy Statement, which sections are incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the section captioned "Management of the Company--Certain Relationships and Related Transactions" in our 2004 Proxy Statement and is incorporated by reference herein.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information required by this Item is contained in the section captioned "Independent Auditors" in our 2004 Proxy Statement and is incorporated by reference herein.


                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of this Report:

          1.   Financial Statements.

                  The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:

                  Independent Auditors' Report.
                  Consolidated Statements of Operations for the Years
                      ended December 31, 2003, 2002, and 2001.
                  Consolidated Balance Sheets as of December 31, 2003
                      and 2002.
                  Consolidated Statements of Cash Flows for the Years
                      ended December 31, 2003, 2002 and 2001.
                  Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income (Loss) for the Years ended December 31, 2003, 2002 and 2001.
                  Notes to Consolidated Financial Statements.

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

          3.   List of Exhibits. See Index of Exhibits included on page
               E-1.

     (b)  Reports on Form 8-K:

                  On October 27, 2003 we filed a current report on Form 8-K announcing (i) that we had signed a definitive asset purchase agreement with Avaya to acquire its Connectivity Solutions business for cash and securities valued at approximately $263 million and
                  (ii) our financial results for the third quarter ended September 30, 2003.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CommScope, Inc.


Date:  March 15, 2004                 By: /s/ Frank M. Drendel
                                          -----------------------------------
                                         Frank M. Drendel
                                         Chairman and Chief Executive Officer



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

                 Signature                                      Title                               Date
                 ---------                                      -----                               ----
/s/ Frank M. Drendel                          Chairman of the Board and Chief Executive        March 15, 2004
---------------------------------                            Officer
       Frank M. Drendel

/s/ Jearld L. Leonhardt                           Executive Vice President and Chief           March 15, 2004
---------------------------------               Financial Officer (Principal financial
       Jearld L. Leonhardt                                      officer)

/s/ William R. Gooden                             Senior Vice President and Controller         March 15, 2004
---------------------------------                   (Principal accounting officer)
       William R. Gooden

/s/ Duncan M. Faircloth                                        Director                        March 15, 2004
---------------------------------
       Duncan M. Faircloth

/s/ Boyd L. George                                             Director                        March 15, 2004
---------------------------------
       Boyd L. George

/s/ George N. Hutton, Jr.                                      Director                        March 15, 2004
---------------------------------
       George N. Hutton, Jr.

/s/ June E. Travis                                             Director                        March 15, 2004
---------------------------------
       June E. Travis

/s/ James N. Whitson                                           Director                        March 15, 2004
---------------------------------
       James N. Whitson

                             INDEX OF EXHIBITS


Exhibit No.                      Description
-----------                      -----------

   2.1 Stock Purchase Agreement, dated as of October 9, 2002, by and among Lucent Technologies Inc., CommScope, Inc. and The Furukawa Electric Co., Ltd. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929).).

   2.2 Asset Purchase Agreement, dated as of October 26, 2003, by and among CommScope, Inc. and SS Holdings, LLC and Avaya Inc. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929).)

   3.1 Amended and Restated Certificate of Incorporation of CommScope, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929).)

   3.2         Amended and Restated By-Laws of CommScope, Inc.
               (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929).)

   4.1 Rights Agreement, dated June 12, 1997, between CommScope, Inc. and ChaseMellon Shareholder Services, L.L.C.
               (Incorporated herein by reference from the Registration Statement on Form 8-A filed June 30, 1997 (File No. 1-12929).)

   4.1.1 Amendment No. 1 to Rights Agreement, dated as of June 14, 1999, between CommScope, Inc. and ChaseMellon Shareholder Services. (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed June 14, 1999 (File No. 1-12929)).

   4.1.2 Amendment No. 2 to Rights Agreement, dated as of November 15, 2001 between CommScope, Inc. and Mellon Investor Services LLC. (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed November 19, 2001 (File no. 1-12929).)

  10.1 Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on From 10-Q for the period ended June 30, 1997 (File No. 1-12929).)

  10.2 Amended and Restated Credit and Security Agreement dated as of January 31, 2004, by and among CommScope, Inc. of North Carolina, CommScope Solutions, Inc., Connectivity Solutions Manufacturing, Inc., the lenders listed therein, and Wachovia Bank, National Association, as Agent (Incorporated by reference herein from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929).)

Exhibit No.                      Description
-----------                      -----------

  10.3 Cross Currency Rate and Forward Foreign Exchange Transaction Confirmation, dated as of December 2, 2002, between CommScope, Inc. of North Carolina and Wachovia Bank National Association. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929).)

  10.4+ Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (as amended and restated through May 3,
               2002). (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929).)

  10.5+ Form of Severance Protection Agreement between the Company and certain executive officers. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929).)

  10.5.1+ Form of Amendment to Severance Protection Agreement between the Company and certain executive officers. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12929).)

  10.6+ Employment Agreement between Frank Drendel, General Instrument Corporation and CommScope, Inc. of North Carolina, the Letter Agreement related thereto dated May 20, 1993 and Amendment to Employment Agreement dated July 25, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929).)

  10.7+ The CommScope, Inc. Annual Incentive Plan, as amended through June 9, 1999. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12929).)

  10.8+ 1997 CommScope, Inc. of North Carolina Deferred Compensation Plan. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929)).

  10.9+        CommScope, Inc. Deferred Compensation Plan for Directors.
               (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929).)

  10.10+ CommScope, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2001.
               (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929)).

  10.11 Indenture dated as of December 15, 1999 between CommScope, Inc. and First Union National Bank, as Trustee (Incorporated by reference from the Company's Registration Statement on form S-3 dated January 14, 2000 (File No. 333-94691).)

Exhibit No.                      Description
-----------                      -----------

  10.12 Amended and Restated Memorandum of Understanding, dated as of November 15, 2001, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (File No. 1-12929).).

  10.12.1 Amendment No. 1, dated as of October 9, 2002, to the Amended and Restated Memorandum of Understanding, dated as of November 15, 2001, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929).)

  10.13 Financing Agreement, dated July 24, 2001 among CommScope, Inc., The Furukawa Electric Co., Ltd. and Lucent
               Technologies Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (File No. 1-12929).)

  10.14 Financing Agreement Supplement, dated November 9, 2001 among CommScope, Inc., The Furukawa Electric Co., Ltd. and Lucent Technologies Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (File No. 1-12929).)

  10.15 Revolving Credit Agreement, dated as of November 16, 2001, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12929).)

  10.15.1 First Amendment to Revolving Credit Agreement, dated as of October 9, 2002, by and between CommScope Optical
               Technologies, Inc. and OFS BrightWave, LLC. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929).)

  10.16 Amended and Restated Limited Liability Company Agreement of OFS BrightWave, LLC, dated November 16, 2001, by and among OFS BrightWave, LLC, Fitel USA Corp. and CommScope Optical Technologies, Inc. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12929).)

  10.17 Stockholders Agreement, dated as of October 9, 2002, by and between CommScope, Inc. and The Furukawa Electric Co., Ltd. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File No.
               1-12929).)

  10.18 Registration Rights Agreement, dated as of October 9, 2002, by and between CommScope, Inc. and The Furukawa Electric Co., Ltd. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929).)

Exhibit No.                      Description
-----------                      -----------

  10.19 Registration Rights Agreement dated as of January 31, 2004 by and between CommScope, Inc. and Avaya Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929).)

  10.20 Letter Agreement dated October 26, 2003 by and between Avaya Inc. and CommScope, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929).)

  10.21 Letter Agreement dated October 26, 2003 by and between CommScope, Inc. and Avaya Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929).)

  21.          Subsidiaries of the Registrant.

  23.1         Consent of Deloitte & Touche LLP.

  23.2         Consent of PricewaterhouseCoopers, LLP.

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

  99.1         Forward-Looking Information.

  99.2         OFS BrightWave, LLC Consolidated Financial Statements.


---------
+    Management Compensation.