Form 10-K/A
period 2003-12-31
COMMSCOPE INC
filed 2004-03-15
CIK 1035884

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      --------------------------------

                                FORM 10-K/A
                             (Amendment No. 1)

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

                              EXPLANATORY NOTE
                              ----------------

     This Form 10-K/A supercedes our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2003. All references in this Form 10-K/A to the "Form 10-K" shall refer to this Form 10-K/A. Readers should note that the only changes made in this Form 10-K/A to the previously filed Form 10-K were as follows: (i) in Item 8 "Financial Statements and Supplementary Data", Note 13 of the Notes to Consolidated Financial Statements was amended to correct a typographical error, and (ii) the Independent Auditors' Report of Deloitte & Touche LLP was amended to add the electronic signature of Deloitte & Touche LLP and the words "Hickory, North Carolina" underneath the date. In all other respects, the disclosure was unchanged from the previously filed Form 10-K.


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

March 15, 2004

Hickory, North Carolina

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
                                                      =========    ========

     The Company has not established a valuation allowance against the remaining deferred tax assets of $78.0 million as the Company has determined that the assets are more likely than not to be realized. Approximately $45.5 million of these deferred tax assets relate to the Company's share of losses from its investment in OFS BrightWave. Since the Company has a contractual right to sell its ownership interest in OFS BrightWave to Furukawa in 2006 for a cash payment equal to its original investment, the entire deferred tax asset would be realized upon exercise of this right. Excluding these noncash losses and asset impairment charges, the Company has a positive earnings history, and therefore has determined that the remaining net deferred tax asset of $13.3 million is more likely than not to be realized.

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

                                      CommScope, Inc.


Date:  March 15, 2004                 By: /s/ Jearld L. Leonhardt
                                          -----------------------------------
                                         Jearld L. Leonhardt
                                         Executive Vice President and
                                         Chief Financial Officer

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