Form 10-Q
period 2004-03-31
COMMSCOPE INC
filed 2004-05-10
CIK 1035884

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

Commission file number 001-12929

CommScope, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4135495 (I.R.S. Employer Identification No.)
1100 CommScope Place, SE P.O. Box 339 Hickory, North Carolina (Address of principal executive offices) 28602 (Zip Code)
(828) 324-2200 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

        As of April 30, 2004 there were 61,523,980 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
March 31, 2004
Table of Contents

		Page No.
Part I — Financial Information (Unaudited):
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Loss	6
	Notes to Condensed Consolidated Financial Statements	7-21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
Part II — Other Information:
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34
Item 6.	Exhibits and Reports on Form 8-K	34
Signatures		36

CommScope, Inc.
Condensed Consolidated Statements of Operations
(Unaudited—In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net sales	$235,061	$129,368

Operating costs and expenses:
Cost of sales	197,677	105,251
Selling, general and administrative	35,984	20,070
Research and development	4,866	1,589
In-process research and development charges	3,894	—
Acquisition-related transition and startup costs	6,739	—

Total operating costs and expenses	249,160	126,910

Operating income (loss)	(14,099)	2,458
Other income (expense), net	(1,126)	209
Loss on early extinguishment of debt	(5,029)	—
Interest expense	(2,759)	(2,158)
Interest income	479	617

Income (loss) before income taxes and equity in losses of OFS BrightWave, LLC	(22,534)	1,126
Income tax benefit (expense)	6,979	(417)

Income (loss) before equity in losses of OFS BrightWave, LLC	(15,555)	709
Equity in losses of OFS BrightWave, LLC, net of tax	(815)	(3,782)

Net loss	$(16,370)	$(3,073)

Net loss per share:
Basic	$(0.27)	$(0.05)
Assuming dilution	$(0.27)	$(0.05)
Weighted average shares outstanding:
Basic	60,653	59,220
Assuming dilution	60,653	59,220

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$186,135	$206,038
Accounts receivable, less allowance for doubtful accounts of $13,687 and $12,145, respectively	144,865	69,461
Inventories	113,362	32,723
Prepaid expenses and other current assets	25,082	8,389
Deferred income taxes	15,006	14,061

Total current assets	484,450	330,672
Property, plant and equipment, net	346,840	176,290
Goodwill	151,360	151,368
Other intangibles, net of accumulated amortization of $44,713 and $42,435, respectively	88,709	6,330
Deferred income taxes	46,425	44,756
Advances to OFS BrightWave, LLC	12,038	13,361
Other assets	21,109	17,004

Total Assets	$1,150,931	$739,781

Liabilities and Stockholders' Equity
Accounts payable	$59,819	$14,659
Other accrued liabilities	95,407	35,377
Current portion of long-term debt	92,075	—

Total current liabilities	247,301	50,036
Long-term debt	309,550	183,300
Pension and postretirement benefit liabilities	94,002	30,390
Other noncurrent liabilities	23,570	20,349

Total Liabilities	674,423	284,075
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and
outstanding shares: None at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 64,057,054 at March 31, 2004 and 61,861,376 at December 31, 2003; Issued and outstanding shares: 61,513,954 at March 31, 2004 and 59,318,276 at December 31, 2003	641	619
Additional paid-in capital	423,119	384,889
Retained earnings	74,585	90,955
Accumulated other comprehensive loss	(8,613)	(7,533)
Treasury stock, at cost: 2,543,100 shares at March 31, 2004 and December 31, 2003	(13,224)	(13,224)

Total Stockholders' Equity	476,508	455,706

Total Liabilities and Stockholders' Equity	$1,150,931	$739,781

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited—In thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net loss	$(16,370)	$(3,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,493	8,636
In-process research and development charges	3,894	—
Equity in losses of OFS BrightWave, LLC, pretax	1,318	6,046
Deferred income taxes	(2,627)	(1,410)
Tax benefit from stock option exercises	789	—
Changes in assets and liabilities:
Accounts receivable	(28,815)	(13,809)
Inventories	31,209	(2,360)
Prepaid expenses and other current assets	(6,384)	62
Accounts payable and other accrued liabilities	21,319	8,684
Other noncurrent liabilities	2,915	1,244
Other	(122)	172

Net cash provided by operating activities	21,619	4,192
Investing Activities:
Additions to property, plant and equipment	(1,761)	(1,849)
Acquisition of Connectivity Solutions	(285,856)	—
Proceeds from disposal of fixed assets	72	56

Net cash used in investing activities	(287,545)	(1,793)
Financing Activities:
Proceeds from issuance of long-term debt	75,000	—
Principal payments on long-term debt	(3,750)	—
Proceeds from issuance of convertible notes	250,000	—
Repayment of convertible notes	(102,925)	—
Proceeds from issuance of stock	32,853	—
Long-term financing costs	(10,013)	(1,166)
Proceeds from exercise of stock options	5,110	—

Net cash provided by (used in) financing activities	246,275	(1,166)
Effect of exchange rate changes on cash	(252)	363

Change in cash and cash equivalents	(19,903)	1,596
Cash and cash equivalents, beginning of period	206,038	120,102

Cash and cash equivalents, end of period	$186,135	$121,698

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Stockholders' Equity
and Comprehensive Loss
(Unaudited—In thousands, except share amounts)

	Three Months Ended March 31,
	2004	2003
Number of common shares outstanding:
Balance at beginning of period	59,318,276	59,219,567
Issuance of shares to Avaya Inc.	1,761,538	—
Issuance of shares for stock option exercises	434,140	—

Balance at end of period	61,513,954	59,219,567

Common stock:
Balance at beginning of period	$619	$618
Issuance of shares to Avaya Inc.	18	—
Issuance of shares for stock option exercises	4	—

Balance at end of period	$641	$618

Additional paid-in capital:
Balance at beginning of period	$384,889	$383,541
Issuance of shares to Avaya Inc.	32,335	—
Issuance of shares for stock option exercises	5,106	—
Tax benefit from stock option exercises	789	—

Balance at end of period	$423,119	$383,541

Retained earnings:
Balance at beginning of period	$90,955	$161,515
Net loss	(16,370)	(3,073)

Balance at end of period	$74,585	$158,442

Accumulated other comprehensive loss:
Balance at beginning of period	$(7,533)	$(14,915)
Other comprehensive income (loss)	(1,080)	1,316

Balance at end of period	$(8,613)	$(13,599)

Treasury stock, at cost:
Balance at beginning of period	$(13,224)	$(13,224)
Treasury shares repurchased	—	—

Balance at end of period	$(13,224)	$(13,224)

Total stockholders' equity	$476,508	$515,778

	Three Months Ended March 31,
	2004	2003
Comprehensive loss:
Net loss	$(16,370)	$(3,073)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss—foreign subsidiaries	(36)	(69)
Foreign currency transaction gain (loss) on long-term intercompany loans—foreign subsidiaries	(1,162)	2,196
Gain (loss) on derivative financial instrument designated as a net investment hedge	118	(811)

Total other comprehensive income (loss), net of tax	(1,080)	1,316

Total comprehensive loss	$(17,450)	$(1,757)

See notes to condensed consolidated financial statements.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited—In Thousands, Unless Otherwise Noted)

1.     BACKGROUND AND BASIS OF PRESENTATION

Background

        CommScope, Inc. ("CommScope" or the "Company"), through its wholly owned subsidiaries and equity method investee, operates in the cable and structured cabling systems manufacturing business, with manufacturing facilities located in the United States, Europe, Australia and Latin America. CommScope, Inc. was incorporated in Delaware in January 1997. CommScope is a leading worldwide designer, manufacturer and marketer of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. Management believes CommScope is the world's largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) broadband networks. CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications. In late 2001, CommScope acquired an equity interest in an optical fiber and fiber optic cable manufacturing business (see Note 6). In January 2004, CommScope acquired substantially all the assets and assumed certain liabilities of the Connectivity Solutions business ("Connectivity Solutions," or as operated by the Company, the "Connectivity Solutions segment") from Avaya Inc. ("Avaya") (see Note 2).

Basis of Presentation

        The condensed consolidated balance sheet as of March 31, 2004, and the condensed consolidated statements of operations, cash flows, stockholders' equity and comprehensive loss for the three month periods ended March 31, 2004 and 2003 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

        The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003 audited consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K/A.

Concentrations of Risk

        Net sales to Anixter Corporation ("Anixter") and its affiliates accounted for 29.4% of the Company's total net sales during the three months ended March 31, 2004. Sales to Anixter were primarily made from the Company's Connectivity Solutions segment subsequent to its January 31, 2004 acquisition. No other customer accounted for 10% or more of the Company's total net sales for the three months ended March 31, 2004.

        Accounts receivable from Anixter and its affiliates represented approximately 26.5% of net accounts receivable as of March 31, 2004. No other customer accounted for 10% or more of the Company's net accounts receivable as of March 31, 2004.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

Product Warranties

        The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company's products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

        Prior to the acquisition of Connectivity Solutions as of January 31, 2004, the Company's product warranty liability and the related activity was insignificant to the financial position and results of operations of the Company. However, the acquisition of Connectivity Solutions has significantly increased the Company's product warranty exposure and related liability.

        Activity in the product warranty accrual, included in other accrued liabilities, for the three month period ended March 31, 2004 consisted of the following:

Three Months Ended March 31, 2004
Product warranty accrual, beginning of period	$576
Product warranty accrual assumed in the acquisition of Connectivity Solutions	8,314
Provision for warranty claims	195
Less: warranty claims paid	(861)

Product warranty accrual, end of period	$8,224

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

Stock Options

        The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(16,370)	$(3,073)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,638	1,721

Pro forma net loss	$(18,008)	$(4,794)

Net loss per share:
Basic—as reported	$(0.27)	$(0.05)
Basic—pro forma	$(0.30)	$(0.08)
Diluted—as reported	$(0.27)	$(0.05)
Diluted—pro forma	$(0.30)	$(0.08)

Foreign Currency Translation

        Although the Company primarily bills customers in foreign countries in US dollars, a portion of these sales were denominated in currencies other than the US dollar. In addition, the financial position and results of operations of most of the Company's foreign subsidiaries are measured using the US dollar as the functional currency, however, certain foreign subsidiaries use their local currencies as the functional currency. Revenues and expenses of these local-currency-functional subsidiaries have been translated into US dollars at average exchange rates prevailing during the period. Assets and liabilities of these local-currency-functional subsidiaries have been translated at the rates of exchange as of the balance sheet date. Net translation gains and losses of these local-currency-functional subsidiaries are recorded to accumulated other comprehensive loss.

Use of Estimates in the Preparation of the Financial Statements

        The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company's financial statements include the allowance for doubtful accounts; inventory excess and obsolescence reserves; distributor price protection reserves; reserves for sales returns, discounts, allowances and rebates; reserves for product warranty claims; income tax valuation

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

allowances; impairment reviews for investments, fixed assets, goodwill and other intangibles; pension and postretirement benefit obligations; and the fair values of the assets acquired and liabilities assumed in the acquisition of Connectivity Solutions. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

Commitments and Contingencies

        CommScope leases certain equipment and facilities under operating leases expiring at various dates, most of which expire prior to the end of 2012. Future minimum rental payments required under operating leases with initial terms of one year or more are: $7.9 million in 2004; $7.3 million in 2005; $6.0 million in 2006; $5.3 million in 2007; $4.7 million in 2008; and $15.2 million thereafter.

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

Impact of Newly Issued Accounting Standards

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;" and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified by the Company after March 31, 2004 and for hedging relationships designated by the Company after March 31, 2004. All provisions of this Statement will be applied prospectively. The application of this Statement is not expected to have a material effect on the Company's results of operations or financial position.

        In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions;" SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. Additional disclosures have been added including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, this Statement was effective for the Company as of December 31, 2003. The interim-period disclosures are effective for the Company beginning with the interim period ending March 31, 2004. Disclosure of certain information regarding the Company's foreign defined benefit plan

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

is effective for the fiscal year ending December 31, 2004. Disclosure of the estimated future benefits is also deferred until the fiscal year ending December 31, 2004. The Company will adjust its future annual disclosure in accordance with this Statement.

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

2.     ACQUISITION OF CONNECTIVITY SOLUTIONS

        Effective January 31, 2004, CommScope completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions. The total purchase price consisted of $250 million in cash, subject to post-closing adjustments and the closing of the acquisition of certain international operations expected to be completed later this year, and approximately 1.8 million shares of CommScope common stock. These shares were valued at $32.4 million on the closing date, based on the five-day average market price of CommScope's common stock beginning on the second trading day prior to the closing date and ending on the third trading day after the closing date, which was reduced by a $0.5 million accrual for estimated registration costs. CommScope assumed certain current liabilities and up to $65 million of other specified liabilities, primarily related to employee benefits. The cash portion of the purchase price consisted of $150 million from CommScope's existing cash balances and $100 million from borrowing under a new 5-year, $185 million senior secured credit facility. The Company is currently in discussions with Avaya concerning the amount of post-closing adjustments to the purchase price for Connectivity Solutions. Final resolution of this matter may result in an adjustment to the amounts recorded in connection with the Connectivity Solutions acquisition. However, management does not currently believe that such adjustments, if any, will have a material effect on the Company's financial position or results of operations.

        The Company acquired Connectivity Solutions primarily to expand the Company's position in the 'last mile' of telecommunications, establish a leadership position in the global enterprise market and enhance the Company's global growth opportunities. The Connectivity Solutions segment is a designer, manufacturer and marketer of physical layer end-to-end structured cabling solutions supporting local area network applications for enterprises and telecommunications service providers.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

        The Company has prepared a preliminary unaudited condensed opening balance sheet reflecting the estimated fair values assigned to each major asset and liability caption of Connectivity Solutions as of the January 31, 2004 closing date. This preliminary condensed opening balance sheet reflects a purchase price allocation based on preliminary estimates of the fair values of certain assets and liabilities. These values are subject to change until certain third party valuations have been finalized and changes in these values could have a material impact on the purchase price allocation. Until this purchase price allocation is finalized, there may be material adjustments to the fair values of the assets and liabilities disclosed in this preliminary opening balance sheet.

As of January 31, 2004
(Unaudited—in millions)
Accounts receivable	$46.7
Inventories	112.0
Other current assets	1.4
Property, plant and equipment	179.3
Other intangible assets	88.6
Other noncurrent assets	0.1

Total assets	$428.1

Accounts payable	$32.1
Employee benefit liabilities	12.5
Other current liabilities	36.9
Pension and postretirement benefit liabilities	60.7
Other noncurrent liabilities	3.5

Total liabilities	$145.7

        Differences between the amounts reflected above and the amounts disclosed in the Company's 2003 annual report on Form 10-K/A are due to updated information about certain estimates obtained by management subsequent to the filing of such Form 10-K/A.

        The values of property, plant and equipment and other intangible assets reflected above have been adjusted for the pro rata allocation of the excess of the fair value of acquired net assets over the cost of the acquisition of Connectivity Solutions. This excess was allocated to the noncurrent assets acquired based on their relative fair values. Future adjustments to the preliminary opening balance sheet may affect the calculation of the excess of the fair value of acquired net assets over cost and therefore affect the allocation of this excess to the noncurrent assets acquired. Adjustments to this allocation will affect amounts recognized for depreciation and amortization expense and will be disclosed in the period recognized as a change in estimate.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

        Other intangible assets reflected above include the following:

	Estimated Fair Value	Amortization Period
	(Unaudited—in millions)	(in years)
Developed technologies (for internal use)	$29.5	9.0
Developed technologies (for external use)	17.2	14.0
Customer base	12.2	9.0
Favorable contracts	9.2	3.0
Other	3.9	3.0

Total amortizable intangible assets	$72.0
Trademarks	12.7
In-process research and development	3.9

Total intangible assets	$88.6

Weighted average amortization period		6.8

        These intangible assets were determined by management to meet the criterion for recognition apart from goodwill. Trademarks have been determined by management to have indefinite lives and will not be amortized. In-process research and development assets were written off and reflected in the Company's statement of operations as in-process research and development charges during the quarter ended March 31, 2004. The amortizable intangible assets reflected in the table above were determined by management to have finite lives. These amortizable intangible assets will be amortized over their remaining useful lives on a straight-line basis. Annual amortization expense for these intangible assets is expected to be $9.4 million in 2004, $10.2 million in 2005 and 2006, $5.9 million in 2007 and 2008 and $30.4 million thereafter.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

        CommScope's consolidated results of operations for the three months ended March 31, 2004 include the results of operations of the Connectivity Solutions segment for the two-month period from February 1, 2004 through March 31, 2004. The following table presents pro forma consolidated results of operations for CommScope for the three months ended March 31, 2004 and 2003, as though the acquisition of Connectivity Solutions had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of the dates indicated. The pro forma information is based on the historical results of the Connectivity Solutions business as a division of Avaya, however, and therefore may not be indicative of the actual results of the Connectivity Solutions segment when operated as part of CommScope. Moreover, the pro forma information does not reflect all of the changes that may result from the acquisition, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; challenges of achieving anticipated synergies; ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; and customer demand for Connectivity Solutions segment products. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually be required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Three Months Ended March 31,
	2004	2003
Pro forma revenue	$260,771	$256,668
Pro forma net loss	(23,053)	(1,657)
Pro forma net loss per share	(0.38)	(0.03)

        These pro forma results reflect the pro forma elimination of intercompany sales during each period and immaterial pro forma adjustments for interest expense, depreciation, amortization and related income taxes. These pro forma results also include $13.4 million of corporate overhead costs allocated by Avaya to the Connectivity Solutions business during the three months ended March 31, 2003. The pro forma results for the three months ended March 31, 2004 include an estimate of $4.0 million for corporate overhead costs that would have been allocated by Avaya to the Connectivity Solutions business during January 2004. During the two-month period from February 1, 2004 through March 31, 2004, CommScope incurred corporate overhead costs of approximately $1.3 million on behalf of the Connectivity Solutions segment.

        The pro forma net loss and net loss per share for the three months ended March 31, 2004 include certain material nonrecurring charges incurred during the period\, as listed below on a pretax basis:

Impact of inventory purchase accounting adjustments	$13,317
Acquisition-related in-process research and development charges	3,894
Acquisition-related transition and startup costs	6,739
Loss on early extinguishment of debt	5,029

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

3.     INVENTORIES

	March 31, 2004	December 31, 2003
Raw materials	$38,705	$10,285
Work in process	16,951	9,708
Finished goods	57,706	12,730

	$113,362	$32,723

4.     LONG-TERM DEBT

	March 31, 2004	December 31, 2003
Senior Secured Term Loan	$71,250	$—
1% Convertible Debentures	250,000	—
4% Convertible Notes	69,575	172,500
IDA Notes	10,800	10,800

	401,625	183,300
Less: current portion	(92,075)	—

	$309,550	$183,300

        The Company entered into a new 5-year, $185 million senior secured credit facility on January 31, 2004, in connection with its acquisition of Connectivity Solutions from Avaya. The new credit facility, which amended and restated CommScope's previous credit facility, is comprised of a $75 million term loan and a $110 million revolving credit facility. The senior secured credit facility is secured by substantially all of the Company's assets, is guaranteed by all of the Company's material domestic subsidiaries and contains certain financial and restrictive covenants. The term loan facility is required to be repaid by CommScope in consecutive quarterly installments of $3.75 million from March 31, 2004 to September 30, 2004, $11.75 million on December 31, 2004 and $3.25 million on each quarterly payment date thereafter with a final payment of all outstanding principal and interest at maturity on December 31, 2008. In connection with this senior secured credit facility, the Company incurred costs of approximately $3.8 million, which were capitalized as other assets and are being amortized over the term of the facility. The interest rate on the $75 million term loan facility is, at CommScope's option, either the Eurodollar rate plus 2.250% to 3.250%, or the Alternative Base Rate plus 0.750% to 1.750%, in each case based on the Company's fixed charge coverage ratio. The interest rate on the $110 million senior secured revolving credit facility is, at CommScope's option, the Eurodollar rate plus 2.00% to 3.00% or the Alternative Base Rate plus 0.500% to 1.500%, in each case based on the Company's fixed charge coverage ratio. As of March 31, 2004, the Company had availability of approximately $68 million and no outstanding borrowings under this senior secured revolving credit facility. Management believes the Company was in compliance with all of its covenants under this facility as of March 31, 2004.

        In March 2004, the Company issued $250 million of 1% convertible senior subordinated debentures due March 15, 2024. The proceeds from these debentures were used primarily to extinguish the Company's outstanding 4% convertible subordinated notes due December 15, 2006, to repay outstanding borrowings under the Company's revolving credit facility, and for general corporate purposes. The Company repurchased $102.9 million of its 4% convertible subordinated notes during March 2004, and redeemed the remaining $69.6 million of these notes in April 2004. The repurchase and pending redemption of these 4% convertible notes resulted in a $5.0 million pretax loss on the early extinguishment of debt during the three months ended

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

March 31, 2004. The Company also repaid $25 million of borrowings under its senior secured revolving credit facility in March 2004. In connection with the issuance of the debentures, the Company incurred costs of approximately $6.2 million, which were capitalized as other assets and are being amortized over the term of the debentures.

        These debentures are convertible into shares of CommScope common stock in the following circumstances: during any fiscal quarter commencing after June 30, 2004, if the closing price of CommScope common stock exceeds 120% of the conversion price then in effect for at least twenty trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter; subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of such period was less than 98% of the product of the closing sale price of CommScope common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures; if the debentures have been called for redemption; or upon the occurrence of certain corporate transactions. The current conversion rate is 45.9770 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share and is subject to adjustment under certain circumstances, as provided in the Indenture. The Company may redeem some or all of these debentures at any time on or after March 20, 2009 at a redemption price equal to 100% of the principal amount of the debentures, plus accrued interest. Additionally, holders of these 1% convertible senior subordinated debentures may require the Company to repurchase all or any portion of their debentures for cash on March 20, 2009, March 15, 2014 and March 15, 2019 at a price equal to 100% of the principal amount of debentures to be repurchased, plus accrued interest.

5.     NET LOSS PER SHARE

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

        On December 15, 1999, the Company issued $172.5 million of 4% convertible notes, which are convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. In March 2004, the Company issued $250.0 million of 1% convertible senior subordinated debentures, which are convertible into shares of common stock at a conversion rate of 45.9770 shares per $1,000 principal amount representing a conversion price of $21.75 per share. The effect of the assumed conversion of these notes and debentures was excluded from the calculation of net loss per share, assuming dilution, for the three months ended March 31, 2004 and 2003 because it would have been antidilutive in both periods.

        Additionally, options to purchase approximately 7.4 million and 6.1 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three months ended March 31, 2004 and 2003, respectively, because they would have been antidilutive in both periods.

6.     EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

        Effective November 16, 2001, CommScope acquired an approximate 18.4% ownership interest in OFS BrightWave, LLC ("OFS BrightWave"), an optical fiber and fiber cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan ("Furukawa"). CommScope's portion of the losses of OFS BrightWave for the three month periods ended March 31, 2004 and 2003 have been included in the condensed consolidated financial statements of

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

CommScope for the respective periods. These results are net of elimination of intercompany profit in the amount of $15 and $27, net of tax, for the three month periods ended March 31, 2004 and 2003, respectively, related to interest payments received from OFS BrightWave under a $30 million revolving note. OFS BrightWave has elected to be taxed as a partnership; therefore, the Company's income tax benefit from flow through losses has been recorded based on the Company's tax rates. Income tax expense or benefit provided by OFS BrightWave for income or losses generated by its c-corporation subsidiary does not flow through to CommScope and, therefore, does not impact CommScope's income tax benefit from flow-through losses of OFS BrightWave. However, the income tax expense or benefit provided for the income or loss generated by OFS BrightWave's c-corporation subsidiary does impact CommScope's equity in the net assets of OFS BrightWave.

        The following table provides summary financial information for OFS BrightWave for the three month periods ended March 31, 2004 and 2003 and as of March 31, 2004 and December 31, 2003:

	Three Months Ended March 31,
	2004	2003
Income Statement Data:
Net revenues	$20,522	$28,266
Gross profit	(5,841)	(20,553)
Net loss	(11,956)	(32,803)

	As of
	March 31, 2004	December 31, 2003
Balance Sheet Data:
Current assets	$57,769	$67,764
Noncurrent assets	158,593	160,432
Current liabilities	54,526	67,946
Other noncurrent liabilities	280,946	266,552
Minority interests	23,734	24,536

        The losses incurred by OFS BrightWave for the year ended December 31, 2003 resulted in a members' deficit of $130,838 and reduced CommScope's equity in the net assets of OFS BrightWave to zero. The losses incurred by OFS BrightWave for the three month period ended March 31, 2004 further increased the members' deficit to $142,844. CommScope's share of OFS BrightWave's losses in excess of its equity investment was recognized for accounting purposes as a reduction of its notes receivable from OFS BrightWave, based on CommScope's proportionate share of OFS BrightWave's long-term debt, which was 11.02% and 11.66% as of March 31, 2004 and December 31, 2003, respectively. CommScope's proportionate share of these excess losses reduced the balance of CommScope's notes receivable from OFS BrightWave from the initial loan amount of $30.0 million to $12.0 million and $13.4 million as of March 31, 2004 and December 31, 2003, respectively. Despite this accounting adjustment, OFS BrightWave's contractual obligation under the notes receivable remains at $30.0 million.

        During the three months ended March 31, 2004, OFS BrightWave began to move certain cable production from the Norcross facility to the Carrollton facility. Effective April 1, 2004, Furukawa contributed its investment in the Carrollton facility to OFS BrightWave. Because CommScope did not elect to make further corresponding investments in OFS BrightWave, this additional investment in OFS BrightWave by Furukawa reduced CommScope's ownership percentage in OFS BrightWave from 18.4% to 9.4%. This reduction in CommScope's ownership percentage has no effect on CommScope's contractual right to sell its ownership interest in OFS BrightWave to Furukawa in 2006 for a cash payment equal to CommScope's original investment

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

in and advances to OFS BrightWave. However, if CommScope exercises its contractual right to sell its ownership interest in OFS BrightWave to Furukawa, Furukawa would, at that time, have the right to require CommScope to purchase the 7.7 million shares of CommScope common stock owned by Furukawa for an aggregate price of $45.8 million.

7.     INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME/LOSS

	Three Months Ended March 31,
	2004	2003
Income tax benefit (expense) for components of other comprehensive income/loss:
Gain/loss on derivative financial instrument designated as a net investment hedge	$(70)	$477

Total income tax benefit (expense) for components of other comprehensive income/loss	$(70)	$477

8.     DERIVATIVES AND HEDGING ACTIVITIES

        As of March 31, 2004 and 2003 the only derivative financial instrument outstanding was a cross currency swap, which was designated and documented at inception, and quarterly thereafter, as a net investment hedge of a portion of the Company's net investment in its Belgian subsidiary. The original notional amount of this derivative financial instrument, which is a cross currency swap of US dollars for euros, was $20 million at inception of the hedging relationship and as of March 31, 2003. The Company amended this agreement in October 2003 to reduce the notional amount, which was $14 million as of the amendment date and as of March 31, 2004. No cash was required to effect this amendment; the change in the notional amount was offset by an adjustment in the exchange rate underlying the swap. The amended hedging instrument was effective as of the amendment date and at March 31, 2004, and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The original hedging instrument was effective as of the inception date and at March 31, 2003. The fair value of the amended derivative instrument, reflected in other noncurrent liabilities, was approximately $5.8 million and $6.0 million as of March 31, 2004 and December 31, 2003, respectively.

        There were no material reclassifications from other comprehensive income (loss) to earnings during the three month periods ended March 31, 2004 and 2003.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

        Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss for the three month periods ended March 31, 2004 and 2003 consisted of the following:

	Three Months Ended March 31,
	2004	2003
Accumulated net loss on derivative instruments, beginning of period	$(3,981)	$(802)
Net gain (loss) on derivative financial instrument designated as a net investment hedge	118	(811)

Accumulated net loss on derivative instruments, end of period	$(3,863)	$(1,613)

9.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2004	2003
Cash paid during the period for:
Income taxes	$63	$558
Interest (net of capitalized amounts)	1,651	104

10.   SEGMENTS

        During the three months ended March 31, 2004, the Company's management evaluated the results of operations in two reportable segments: the Cable segment, which is CommScope's legacy cable business, and the Connectivity Solutions segment, which is the acquisition that was completed as of January 31, 2004. As the Company continues to integrate the Connectivity Solutions segment into its global operations and financial reporting systems, the Company's management expects to reorganize its internal reporting, which may require reporting of its results in more or different reportable segments in future periods.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

        The following tables provide summary financial information for these two reportable segments as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 (in millions):

As of March 31, 2004
Total Assets
Cable segment	$692,335
Connectivity Solutions segment	458,596

Consolidated Total Assets	$1,150,931

	Three Months Ended March 31,
	2004	2003
Net sales:
Cable segment	$135,815	$129,368
Connectivity Solutions segment	102,664	—
Inter-segment eliminations	(3,418)	—

Consolidated net sales	$235,061	$129,368

Operating income (loss):
Cable segment	$2,530	$2,458
Connectivity Solutions segment	(16,503)	—
Inter-segment eliminations	(126)	—

Consolidated operating income (loss)	$(14,099)	$2,458

11.   EMPLOYEE TERMINATION BENEFITS

        The Company reduced the Connectivity Solutions segment workforce by approximately 45 employees during the three months ended March 31, 2004 The reductions were primarily related to the Company's efforts to improve operational efficiency and reduce cost. The affected employees worked in management and support functions at the Omaha, Nebraska facility. This workforce reduction resulted in pretax charges of approximately $1.6 million during the first quarter of 2004 for employee termination benefits, which consisted of severance pay and related fringe benefits. The Company recorded this amount in acquisition-related transition and startup costs. The Company paid $0.3 million of these costs during the first quarter of 2004, resulting in a remaining accrual of $1.3 million as of March 31, 2004 related to this first quarter 2004 workforce reduction. Management estimates that these remaining benefits will be paid in full by the end of the third quarter of 2004.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

12.   EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2004	2003	2004	2003
Service cost	$567	$24	$1,058	$739
Interest cost	894	31	1,044	555
Recognized actuarial loss	—	—	203	127
Amortization of transition obligation	10	8	—	—
Settlement gain	—	—	—	—
Return on plan assets	(896)	(13)	(101)	(13)

Net periodic benefit cost	$575	$50	$2,204	$1,408

        As a part of the acquisition of Connectivity Solutions, CommScope established a new defined benefit pension plan covering the represented employees in the Connectivity Solutions segment and a new postretirement benefit plan that include healthcare benefits and life insurance coverage for future retirees in the Connectivity Solutions segment. These plans have been combined for disclosure purposes with CommScope's pension and postretirement benefit plans, which existed prior to the acquisition of Connectivity Solutions.

        The Company contributed approximately $0.1 million to its pension plans for the three months ended March 31, 2004. The Company anticipates making additional contributions of approximately $0.2 million to these plans later in 2004. The Company contributed an immaterial amount to the postretirement benefit plans for the three months ended March 31, 2004. The Company anticipates making additional contributions of approximately $0.2 million to these plans later in 2004.

        On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provides a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," disclosure of net periodic postretirement benefit cost in this quarterly report on Form 10-Q does not reflect the effects of the Act on the Company's postretirement benefit plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to revise the related disclosures.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2004 and 2003 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations, including management's discussion and analysis about the application of critical accounting policies included in our 2003 Annual Report on Form 10-K/A.

Overview

        We, through our wholly owned subsidiaries and equity method investee, are a leading worldwide designer, manufacturer and marketer of broadband coaxial cables and other high performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. In January 2004, we acquired the Connectivity Solutions business ("Connectivity Solutions," or as operated by the Company, the "Connectivity Solutions segment") from Avaya Inc. ("Avaya") primarily to expand our position in the 'last mile' of telecommunications, establish a leadership position in the global enterprise market and enhance our global growth opportunities. Through the Connectivity Solutions segment we are a leading designer, manufacturer and marketer of physical layer end-to-end structured cabling solutions supporting local area network applications for enterprises and telecommunications service providers. We believe that this acquisition positions us as a leading global provider of cable products and apparatus to both the enterprise and telecommunications markets.

        During the three months ended March 31, 2004, management evaluated the results of operations in two reportable segments: the Cable segment, which is our legacy cable business, and the Connectivity Solutions segment, which is the acquisition that was completed as of January 31, 2004. As we continue to integrate the Connectivity Solutions segment into our global operations and financial reporting systems, management expects to reorganize its internal reporting, which may require reporting of our results in more or different reportable segments in future periods.

CRITICAL ACCOUNTING POLICIES

        There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2003 Annual Report on Form 10-K/A, except for changes resulting from our acquisition of Connectivity Solutions as of January 31, 2004. As a result of this acquisition, the reserve for product warranty claims and the fair values of the assets acquired and liabilities assumed in the acquisition of Connectivity Solutions are new significant estimates.

        Product warranties—We recognize a liability for the estimated claims that may be paid under our customer warranty agreements to remedy potential deficiencies of quality or performance of our products. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. We base our estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results.

        Fair values of assets acquired and liabilities assumed in the acquisition of Connectivity Solutions—The acquisition of Connectivity Solutions as of January 31, 2004 was accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. First, management must estimate the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost must then be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management relied on third party appraisals to estimate the values of tangible property, plant and equipment and intangible assets acquired. All of these estimates require management to make quantitative and qualitative assumptions.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 WITH THE THREE MONTHS ENDED MARCH 31, 2003

	Three Months Ended March 31,
	2004		2003
	$ (millions)	% of Net Sales	$ (millions)	% of Net Sales	Dollar Change	% Change
Net sales	$235.1	100.0%	$129.4	100.0%	$105.7	81.7%
Gross profit	37.4	15.9	24.1	18.6	13.3	55.2
SG&A expense	36.0	15.3	20.1	15.5	15.9	79.1
R&D expense	4.9	2.1	1.6	1.2	3.3	206.3
In-process research and development charges	3.9	1.7	—	0.0	3.9	—
Acquisition-related transition and startup costs	6.7	2.8	—	0.0	6.7	—
Net loss	(16.4)	(7.0)	(3.1)	(2.4)	(13.3)	429.0
Net loss per share	$(0.27)		$(0.05)		$(0.22)

        Effective January 31, 2004, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions from Avaya and the Connectivity Solutions segment's operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the consolidated results for the three months ended March 31, 2004 include the operating results of the Connectivity Solutions segment for the two-month period from February 1, 2004 through March 31, 2004. However, the consolidated results reflected above for the three months ended March 31, 2003 do not include any actual or pro forma results for the Connectivity Solutions segment. This information should be considered when comparing to financial results of 2003. See Note 2 in the Notes to the Condensed Consolidated Financial Statements included in this document.

Net sales

        Below is a summary that reflects our actual net sales for the three months ended March 31, 2004, which incorporate the Connectivity Solutions segment net sales for the two-month period from February 1, 2004 through March 31, 2004. This summary also reflects pro forma net sales for the three months ended March 31, 2004 and 2003, as if Connectivity Solutions had been acquired on January 1, 2004 and 2003, respectively. The pro forma net sales of the Connectivity Solutions segment for the one-month period ended January 31, 2004, which is included in the pro forma net sales for the three months ended March 31, 2004, and the pro forma net sales of the Connectivity Solutions segment for the three months ended March 31, 2003 are based on the historical results of the Connectivity Solutions business as operated by Avaya during the periods presented and therefore may not be indicative of the actual results of the Connectivity Solutions segment as operated by CommScope. Actual inter-segment sales eliminations for the two-month period ended March 31, 2004 and pro forma inter-segment sales eliminations for the pro forma periods are included below.

			Pro forma
	Actual
			Three months ended March 31,
	Three months ended March 31, 2004
			2004		2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
Net sales by segment:
Cable segment	$135.8	57.8%	$135.8	52.1%	$129.4	50.4%	$6.4	4.9%
Connectivity Solutions segment	102.7	43.7%	129.9	49.8%	131.0	51.0%	(1.1)	(0.8)%
Inter-segment eliminations	(3.4)	(1.5)%	(4.9)	(1.9)%	(3.7)	(1.4)%	(1.2)	(32.4)%

Consolidated net sales	$235.1	100.0%	$260.8	100.0%	$256.7	100.0%	$4.1	1.6%

Total domestic sales	$161.4	68.7%	$175.8	67.4%	$171.4	66.8%	$4.4	2.6%
Total international sales	73.7	31.3%	85.0	32.6%	85.3	33.2%	(0.3)	(0.4)%

Total worldwide sales	$235.1	100.0%	$260.8	100.0%	$256.7	100.0%	$4.1	1.6%

        Overall, consolidated net sales, on a pro forma basis, increased year over year due primarily to increased domestic sales of Integrated Cabinet Solutions Products within the Connectivity Solutions segment. The year-over-year improvement in Cable segment sales was primarily driven by an increase in international sales of Broadband/Video Products. However, total international sales were essentially flat on a pro forma basis, year over year, due to the decline in international Connectivity Solutions segment sales.

Cable Segment

	Three Months Ended March 31,
	2004		2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
Broadband/Video Products	$102.5	75.5%	$101.3	78.3%	$1.2	1.2%
LAN Products	25.3	18.6%	23.0	17.8%	2.3	10.0%
Wireless & Other Telecom Products	8.0	5.9%	5.1	3.9%	2.9	56.9%

Total Cable segment	$135.8	100.0%	$129.4	100.0%	$6.4	4.9%

        The increase in net sales of Broadband/Video Products primarily resulted from strong international sales volumes. Net sales increased internationally in nearly all regions. The increase in international net sales of Broadband/Video Products was somewhat offset by decreased domestic sales of fiber optic cable. This decline in fiber optic cable sales primarily resulted from lower sales volumes and ongoing pricing pressure.

        As a result of rising raw material prices, we announced a price increase in April 2004 for essentially all broadband coaxial cable products that will be effective beginning in late May. However, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products for broadband applications through 2004.

        The increase in net sales of LAN Products was primarily driven by improved project business. We believe the business environment for our LAN products is improving based on the improvement in general economic conditions, which has led to increased spending by our customers. We announced two price increases for our LAN Products in the first quarter of 2004 as a result of significant increases in the cost of certain raw materials.

        The increase in net sales of Wireless and Other Telecom Products was mainly due to a higher volume of sales combined with improved product mix. The improvement in general economic conditions has led to increased spending by the major wireless carriers. In addition, we have developed relationships with new customers, who are generally purchasing larger diameter products, which have comparatively higher prices. We believe we continue to make steady progress communicating the Cell Reach® value proposition to new and existing customers, both domestically and internationally. While we expect sales of wireless products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our long-term global wireless opportunities primarily as a result of improving global economic conditions.

Connectivity Solutions Segment

			Pro forma
	Actual
			Three months ended March 31,
	Two-month period ended March 31, 2004
			2004		2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
SYSTIMAX Products	$77.9	75.8%	$93.7	72.1%	$107.3	81.9%	$(13.6)	(12.7)%
ExchangeMAX Products	7.7	7.5%	11.3	8.7%	13.3	10.2%	(2.0)	(15.0)%
Integrated Cabinet Systems Products	17.1	16.7%	24.9	19.2%	10.4	7.9%	14.5	139.4%

Total Connectivity Solutions segment	$102.7	100.0%	$129.9	100.0%	$131.0	100.0%	$(1.1)	(0.8)%

        The pro forma net sales in the table above for the three months ended March 31, 2004 reflect the actual sales of the Connectivity Solutions segment for the two-month period ended March 31, 2004 in addition to sales recognized by the Connectivity Solutions business in January 2004 as operated by Avaya prior to our acquisition of this business on January 31, 2004. The pro forma net sales in the table above for the three months ended March 31, 2003 reflect sales recognized by the Connectivity Solutions business during that period as operated by Avaya. The discussion below focuses on the changes in pro forma net sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2004, since the actual net sales for the two-month period ended March 31, 2004 would not be comparable. However, these pro forma results may not be indicative of the actual results of the Connectivity Solutions segment as operated by CommScope.

        The decrease in net sales of SYSTIMAX Products, on a pro forma basis, was primarily driven by reduced sales volumes, as we worked to reduce external inventory balances held by distributors to a more appropriate level. During the quarter ended March 31, 2004, we announced two price increases for new projects primarily due to the rising cost of copper and certain polymers. We expect demand for SYSTIMAX products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending, among other things.

        The decrease in net sales of ExchangeMAX Products, on a pro forma basis, was primarily related to lower sales volumes resulting from reduced spending by telephone central office customers. In addition, competitive pricing pressure continues to affect sales of ExchangeMAX Products.

        The increase in net sales of Integrated Cabinet Solutions Products, on a pro forma basis, was primarily due to increased sales volumes resulting from increasing service provider deployments of Digital Subscriber Lines.

Gross profit (net sales less cost of sales)

        The year-over-year increase in gross profit to $37.4 million was primarily due to the acquisition of the Connectivity Solutions business as of January 31, 2004. However, the year-over-year decrease in gross profit margin to 15.9% from 18.6% was primarily due to $13.3 million in costs incurred during the two-month period ended March 31, 2004 related to the impact of purchase accounting adjustments on the Connectivity Solutions segment inventory and was also affected by increases in the cost of certain raw materials. These purchase accounting adjustments resulted from the write-up above replacement manufacturing cost of a portion of Connectivity Solutions' finished goods and work in process inventory to reflect its acquired fair value as of the acquisition date under purchase accounting guidance. This write-up to fair value results in an increase in cost of sales and lower margins following the acquisition as the acquired inventory is sold.

        We expect additional increases in the costs of certain raw materials, such as plastics and polymers, which are derived from oil and natural gas, and copper to result in increased cost of sales. Although we announced price increases for certain products, the inability to achieve continued market acceptance of the price increases could result in lower gross profit and gross profit margin.

Selling, general and administrative expense

        The year-over-year increase in selling, general and administrative expense was primarily due to the acquisition of Connectivity Solutions as of January 31, 2004. SG&A expense as a percentage of net sales remained relatively stable at approximately 15.3% and 15.5% for the three months ended March 31, 2004 and 2003, respectively.

Research and development

        Research and development expense increased year over year primarily due to the acquisition of Connectivity Solutions as of January 31, 2004. R&D expense as a percentage of net sales increased to 2.1% for the three months ended March 31, 2004 compared to 1.2% for the three months ended March 31, 2003. This year-over-year increase in R&D expense as a percentage of net sales is mainly due to the extensive research and development activities in the Connectivity Solutions segment.

In-process research and development charges

        We recognized a $3.9 million pretax charge during the quarter ended March 31, 2004 for the write-off of in-process research and development acquired in our acquisition of Connectivity Solutions. This in-process research and development was valued as an intangible asset by independent appraisal in accordance with purchase accounting guidance. Since research and development activities are required to be expensed as incurred under U.S. generally accepted accounting principles, this acquired intangible asset was written off immediately following the acquisition date.

Acquisition-related transition and startup costs

        We incurred pretax charges of $6.7 million during the quarter ended March 31, 2004 for startup, transition and other costs related to the acquisition of Connectivity Solutions. These charges primarily related to information technology, transition services, and other acquisition-related costs.

        We reduced the Connectivity Solutions segment workforce by approximately 45 employees, or 2% of the segment's global workforce, during the three months ended March 31, 2004. The reductions were primarily related to our efforts to improve operational efficiency and reduce cost. We recorded total pretax charges of approximately $1.6 million in acquisition-related transition and startup costs for employee termination benefits related to this workforce reduction during the first quarter of 2004. We intend to continue evaluating all aspects of our business and to take appropriate action to position us for long-term success and strong competitiveness.

Loss on early extinguishment of debt

        We recognized a $5.0 million pretax loss during the quarter ended March 31, 2004 on the early extinguishment of our 4% convertible subordinated notes. This loss includes premiums paid and accrued to note holders in the amount of $3.1 million and the write-off of the remaining balance of related long-term financing costs in the amount $1.9 million. See further discussion under "Liquidity and Capital Resources."

Net interest expense

        The year-over-year increase in net interest expense was primarily due to higher average outstanding balances of long-term debt incurred primarily for the acquisition of Connectivity Solutions. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, decreased to 2.84% as of March 31, 2004 compared to 4.87% as of December 31, 2003. This decrease in our effective interest rate was mainly due to the refinancing of our existing $172.5 million 4% convertible notes with the issuance of $250.0 million of 1% convertible senior subordinated debentures. The impact of the reduction in our effective interest rate was not significant during the quarter ended March 31, 2004, as the 4% convertible notes were only partially repurchased late in the quarter. The remaining 4% convertible notes were redeemed in April 2004.

Income taxes

        Our effective income tax rate was 31% for the three months ended March 31, 2004 compared to 37% for the three months ended March 31, 2003. The reduction in our effective income tax rate was primarily due to our acquisition of Connectivity Solutions in the first quarter of 2004, which expanded our international activities in lower tax rate jurisdictions.

Equity in losses of OFS BrightWave, LLC

        For the three months ended March 31, 2004 and 2003, our share of the losses of OFS BrightWave was approximately $1.3 million and $6.0 million, pretax, respectively. Since OFS BrightWave has elected to be taxed as a partnership, we recorded a tax benefit related to our share in the flow-through losses of approximately $0.5 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively.

        OFS BrightWave operates in some of the same markets we do and its financial results were adversely affected by the ongoing difficult global business conditions for optical fiber and fiber optic cable. As a result, OFS BrightWave incurred losses of $12.0 million and $32.8 million during the three months ended March 31, 2004 and 2003, respectively.

        During the three months ended March 31, 2004, OFS BrightWave began to move certain cable production from the Norcross facility to the Carrollton facility. Effective April 1, 2004, Furukawa contributed its investment in the Carrollton facility to OFS BrightWave. Because we did not elect to make further corresponding investments in OFS BrightWave, this additional investment in OFS BrightWave by Furukawa reduced our ownership percentage in OFS BrightWave from 18.4% to 9.4%. This reduction in our ownership percentage has no effect on our contractual right to sell our ownership interest in OFS BrightWave to Furukawa in 2006 for cash payment equal to our original investment in and advances to OFS BrightWave. However, if we exercise our contractual right to sell our ownership interest in OFS BrightWave to Furukawa, Furukawa would, at that time, have the right to require us to purchase the 7.7 million shares of our common stock owned by Furukawa for an aggregate price of $45.8 million.

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

	As of
	March 31, 2004	December 31, 2003	Dollar Change	% Change
Cash and cash equivalents	$186.1	$206.0	$(19.9)	(10)%
Working capital, excluding cash and current portion of long-term debt	143.1	74.6	68.5	92
Long-term debt, including current maturities	401.6	183.3	218.3	119
Book capital structure	878.1	639.0	239.1	37
Long-term debt as a % of book capital structure	45.7%	28.7%

        The decrease in cash during the quarter ended March 31, 2004 was primarily driven by the use of $150 million of cash on hand as partial payment to Avaya for the acquisition of Connectivity Solutions. We borrowed an additional $100 million under our new senior secured credit facility to finance the remaining portion of the acquisition cost. We used the proceeds from the issuance of $250.0 million of 1% convertible senior subordinated debentures during the quarter ended March 31, 2004 to repurchase $102.9 million of our 4% convertible notes, to repay $25 million of borrowings under our revolving credit facility, and for other general corporate purposes. The remaining $69.6 million balance of these 4% convertible notes was redeemed in April 2004. Our book capital structure increased to 45.7% during the quarter ended March 31, 2004, primarily as a result of the net proceeds from issuance of long-term debt.

	Three months ended March 31,
			Dollar Change	% Change
	2004	2003
Net cash provided by operating activities	$21.6	$4.2	$17.4	414%
Depreciation and amortization	14.5	8.6	5.9	69
Increase (decrease) in working capital, excluding cash, current portion of long-term debt, and acquisition of Connectivity Solutions working capital	(10.1)	6.8	(16.9)	(249)
Capital expenditures	1.8	1.9	(0.1)	(5)

Operating Activities

        Net cash provided by operating activities increased year over year primarily due to the decrease in inventories in our Connectivity Solutions segment as we worked to reduce external inventory balances held by distributors to a more appropriate level. Depreciation and amortization increased year over year primarily due to the acquisition of Connectivity Solutions, which included approximately $72 million of amortizable intangible assets.

        The decrease in working capital, excluding cash, current portion of long-term debt, and acquisition of Connectivity Solutions working capital, in the quarter ended March 31, 2004 was also primarily due to the decrease in inventories in our Connectivity Solutions segment described above. This inventory reduction was partially offset by the increase in consolidated accounts receivable, prepaid expenses and other current assets, net of the increase in accounts payable and other accrued liabilities. We expect working capital to increase as a percentage of sales in 2004 as a result of the Connectivity Solutions acquisition. However, we believe that we can improve working capital performance of the Connectivity Solutions segment by reducing inventory and improving inventory turnover.

Investing Activities

        Investment in property, plant and equipment during the first quarter was stable year over year. We currently expect total capital expenditures to be approximately $30 million in 2004 compared to $5 million in 2003. The expected increase in capital spending during 2004 is primarily for cost reduction efforts, information technology initiatives and additional production capability in Asia. We expect total capital expenditures to remain at a level below consolidated depreciation and amortization expense for the next several years.

        As discussed further below, as of January 31, 2004, we completed the acquisition from Avaya of substantially all of the assets, subject to current liabilities, and assumed up to $65 million of other specified liabilities, primarily related to employee benefits, of Connectivity Solutions, except for certain international operations that are expected to be completed later this year. The total purchase price consisted of $250 million in cash, subject to post-closing adjustments, and approximately 1.8 million shares of our common stock. We are currently in discussions with Avaya concerning the amount of such post-closing adjustments. Final resolution of this matter may result in an adjustment to the amounts recorded in connection with the Connectivity Solutions acquisition. However, management does not currently believe that such adjustments, if any, will have a material effect on our financial position or results of operations.

Financing Activities

        We entered into a $100 million secured credit facility that closed January 10, 2003. The facility was not drawn at December 31, 2003. We replaced this facility on January 31, 2004 in connection with our acquisition of Connectivity Solutions as described below.

        The cash portion of the purchase price for Connectivity Solutions consisted of $150 million from our existing cash balances and $100 million from borrowings under a new 5-year, $185 million senior secured credit facility, which consisted of a $75 million term loan and a $110 million revolving credit facility. In connection with this senior secured credit facility, we incurred costs of approximately $3.8 million, which were capitalized as other assets and are being amortized over the term of the facility. As of March 31, 2004, we owed $71.3 million under the term loan. We had availability under the new revolving credit facility of approximately $68 million and had no outstanding borrowings under this revolving credit facility as of March 31, 2004. We believe we were in compliance with all of our covenants under this senior secured credit facility as of March 31, 2004.

        The purchase price for Connectivity Solutions also consisted of the issuance to Avaya of approximately 1.8 million shares of our common stock, which were valued at $32.4 million, net of an accrual for estimated registration costs of $0.5 million. The demand received from Avaya as of January 31, 2004 for registration of those shares has been withdrawn and Avaya has since sold the shares to an unrelated third party.

        In March 2004, we issued $250 million of 1% convertible senior subordinated debentures due March 15, 2024. The proceeds from these debentures were used primarily to extinguish our outstanding 4% convertible subordinated notes due December 15, 2006, to repay outstanding borrowings under our revolving credit facility, and for general corporate purposes. We repurchased $102.9 million of our 4% convertible subordinated notes during March 2004, and redeemed the remaining $69.6 million of these notes in April 2004. The repurchase and pending redemption of these 4% convertible notes resulted in a $5.0 million pretax loss on the early extinguishment of debt during the three months ended March 31, 2004. We also repaid $25 million of borrowings under our senior secured revolving credit facility in March 2004. In connection with the issuance of the debentures, we incurred costs of approximately $6.2 million, which were capitalized as other assets and are being amortized over the term of the notes.

        These debentures are convertible into shares of our common stock in the following circumstances: during any fiscal quarter commencing after June 30, 2004, if the closing price of our common stock exceeds 120% of the conversion price then in effect for at least twenty trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter; subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures; if the debentures have been called for redemption; or upon the occurrence of certain corporate transactions. The current conversion rate is 45.9770 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share and is subject to adjustment under certain circumstances, as provided in the Indenture. We may redeem some or all of these debentures at any time on or after March 20, 2009 at a redemption price equal to 100% of the principal amount of the debentures, plus accrued interest. Additionally, holders of these 1% convertible subordinated debentures may require us to repurchase all or any portion of their debentures for cash on March 20, 2009, March 15, 2014 and March 15, 2019 at a price equal to 100% of the principal amount of debentures to be repurchased, plus accrued interest.

Future Cash Needs

        We expect that our primary future cash needs will be to fund working capital, transition, startup and other costs related to the acquisition of Connectivity Solutions, capital expenditures, debt service, and employee obligations. We incurred pretax transition and startup costs related to our recent acquisition of Connectivity Solutions of approximately $6.7 million in the first quarter of 2004, primarily for information technology, transition services and other acquisition-related costs. We expect to incur up to $10 million of additional acquisition-related costs in the second quarter of 2004. In addition, we have assumed up to $65 million of other specified liabilities in this transaction, primarily related to employee benefits. These noncurrent employee benefit liabilities will be funded with cash flow from future operations.

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

CONTRACTUAL OBLIGATIONS

        As a result of the acquisition of Connectivity Solutions as of January 31, 2004 in addition to financing activities that occurred during the quarter ended March 31, 2004, we have had a material change in our contractual obligations since December 31, 2003. The following table summarizing our contractual obligations has been updated from December 31, 2003 to reflect our consolidated contractual obligations as of March 31, 2004 (in millions):

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$401.6	$92.1	$26.0	$22.7	$260.8
Operating leases	46.4	7.9	13.3	10.0	15.2
Purchase obligations	2.4	2.4	—	—	—
Pension liabilities	31.2	0.2	3.3	2.4	25.3
Postretirement benefit liabilities	62.8	0.2	2.4	4.3	55.9
Foreign currency derivative	5.8	—	—	—	5.8

Total contractual obligations	$550.2	$102.8	$45.0	$39.4	$363.0

        In addition to the contractual obligations listed above, we are contractually obligated to pay $2.5 million per year through March 15, 2024 for interest on our $250.0 million convertible notes. The long-term debt reflected above includes $69.6 million of our 4% convertible notes, which were redeemed in April 2004.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q that are other than historical facts are intended to be "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, transition, outlook, revenues, earnings, margins, accretion, synergies and other financial items, integration and restructuring plans related to our acquisition of substantially all of the assets and certain liabilities of the Connectivity Solutions business, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes," "think," "thinks" and "scheduled" and similar expressions.

        These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, our ability to complete the acquisition of certain international operations of Connectivity Solutions; the challenges of transition, integration and restructuring associated with the acquisition of Connectivity Solutions; post-closing adjustments; the impact of purchase accounting adjustments; the challenges of achieving anticipated synergies; the ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; customer demand for Connectivity Solutions products, applications and service; any statements of belief and any statements of assumptions underlying any of the foregoing; expected demand from major domestic MSOs; telecommunications industry capital spending; ability to maintain successful relationships with Anixter and other distributors; industry consolidation; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; product demand and industry excess capacity; changes or fluctuations in global business conditions; financial performance and limited control of OFS BrightWave; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials, especially those that are available only from limited sources; ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and the ability to retain customers; possible disruption due to customer or supplier bankruptcy, reorganization or restructuring; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; successful operation of our vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth and earnings goals; ability to achieve reductions in costs; ability to retain and attract key personnel; developments in technology; intellectual property protection; product performance issues and associated warranties; adequacy and availability of insurance; regulatory changes affecting us or the industries we serve; acquisition activities and the ability to integrate acquisitions; environmental issues; terrorist activity or armed conflict; political instability; major health concerns and other factors. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions, acquisitions of telecommunications companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2003, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. We believe our exposure associated with these market risks has not materially changed since December 31, 2003. We have not acquired any new derivative financial instruments since December 31, 2003 or terminated any derivative financial instruments that existed at that date.

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

        There were no changes in our internal control over financial reporting during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On January 31, 2004, CommScope, Inc. issued 1,761,538 shares of its common stock to Avaya as part of the consideration for our acquisition of Connectivity Solutions from Avaya These securities were not registered in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, based on representations and warranties by Avaya

        On March 24, 2004, CommScope, Inc. issued $250,000,000 principal amount of 1% convertible senior subordinated debentures due 2024, for cash at a price of 100% of their principal amount, to Wachovia Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC World Markets Corp. as initial purchasers, in reliance on the exemption from registration afforded by Rule 144A of the Securities Act of 1933, as amended. The debentures are convertible into shares of CommScope common stock in the following circumstances: during any fiscal quarter commencing after June 30, 2004, if the closing price of CommScope common stock exceeds 120% of the conversion price then in effect for at least twenty trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter; subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of such period was less than 98% of the product of the closing sale price of CommScope common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures; if the debentures have been called for redemption; or upon the occurrence of certain corporate transactions. The current conversion rate is 45.9770 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share and is subject to adjustment under certain circumstances.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

4.1	Purchase Agreement, dated March 15, 2004, among CommScope, Inc. and the Initial Purchasers named therein.
4.2	Registration Rights Agreement, dated as of March 24, 2004, among CommScope, Inc. and the Initial Purchasers named therein.
4.3	Indenture, dated as of March 24, 2004, between CommScope, Inc. and Wachovia Bank, National Association, as Trustee.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).
99.1	Forward-Looking Information

  (b)
  Reports on Form 8-K filed during the three months ended March 31, 2004:

    On February 12, 2004, we filed a current report on Form 8-K announcing the close of the acquisition of the Connectivity Solutions business.

    On February 19, 2004, we furnished a current report on Form 8-K announcing our financial results for the fourth quarter of 2003.

    On March 15, 2004, we furnished a current report on Form 8-K announcing our updated financial results for the fourth quarter of 2003.

    On March 17, 2004, we furnished a current report on Form 8-K announcing the launch of a Rule 144A offering of convertible senior subordinated debentures.

    On March 17, 2004, we filed a current report on Form 8-K/A to file financial information attached as exhibits in connection with the acquisition of the Connectivity Solutions business.

    On March 18, 2004, we furnished a current report on Form 8-K announcing the pricing of the Rule 144A offering of convertible senior subordinated debentures.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE, INC.
May 10, 2004 Date
/s/  JEARLD L. LEONHARDT
Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer signing both in his capacity as Executive Vice President on behalf of the Registrant and as Chief Financial Officer of the Registrant

QuickLinks

CommScope, Inc. Form 10-Q March 31, 2004 Table of Contents
CommScope, Inc. Condensed Consolidated Statements of Operations (Unaudited—In thousands, except per share amounts)
CommScope, Inc. Condensed Consolidated Balance Sheets (In thousands, except share amounts)
CommScope, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited—In thousands)
CommScope, Inc. Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Unaudited—In thousands, except share amounts)
CommScope, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited—In Thousands, Unless Otherwise Noted)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
SIGNATURES