Form 10-Q
period 2004-06-30
COMMSCOPE INC
filed 2004-08-09
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-12929

CommScope, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4135495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 CommScope Place, SE
P.O. Box 339
Hickory, North Carolina

(Address of principal executive offices)

28602

(Zip Code)

(828) 324-2200

(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

As of July 31, 2004 there were 54,066,431 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
June 30, 2004
Table of Contents

CommScope, Inc.
Condensed Consolidated Statements of Operations
(Unaudited—In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$312,949	$141,422	$548,010	$270,790
Operating costs and expenses:
Cost of sales	240,772	112,623	438,449	217,874
Selling, general and administrative	51,743	21,811	87,727	41,881
Research and development	8,145	1,455	13,011	3,044
Impairment charges for fixed assets	—	31,728	—	31,728
In-process research and development charges	—	—	3,894	—
Acquisition-related transition and startup costs	1,242	—	7,981	—
Total operating costs and expenses	301,902	167,617	551,062	294,527
Operating income (loss)	11,047	(26,195)	(3,052)	(23,737)
Other income (expense), net	241	(4)	(885)	205
Loss on early extinguishment of debt	—	—	(5,029)	—
Interest expense	(2,440)	(2,183)	(5,199)	(4,341)
Interest income	445	715	924	1,332
Income (loss) before income taxes, equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction	9,293	(27,667)	(13,241)	(26,541)
Income tax benefit (expense)	(1,038)	10,237	5,941	9,820
Income (loss) before equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction	8,255	(17,430)	(7,300)	(16,721)
Equity in losses of OFS BrightWave, LLC, net of tax	(578)	(33,945)	(1,393)	(37,727)
Net gain on OFS BrightWave, LLC transaction, net of tax	76,437	—	76,437	—
Net income (loss)	$84,114	$(51,375)	$67,744	$(54,448)
Net income (loss) per share:
Basic	$1.40	$(0.87)	$1.12	$(0.92)
Assuming dilution	$1.37	$(0.87)	$1.10	$(0.92)
Weighted average shares outstanding:
Basic	60,193	59,220	60,436	59,220
Assuming dilution	61,494	59,220	61,791	59,220

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Balance Sheets
(Unaudited—In thousands, except share amounts)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$139,064	$206,038
Accounts receivable, less allowance for doubtful accounts of $14,199 and $12,145, respectively	153,357	69,461
Inventories	103,998	32,723
Prepaid expenses and other current assets	15,116	8,389
Deferred income taxes	16,600	14,061
Total current assets	428,135	330,672
Property, plant and equipment, net	342,996	176,290
Goodwill	151,361	151,368
Other intangibles, net of accumulated amortization of $48,003 and $42,435, respectively	88,257	6,330
Deferred income taxes	15,229	44,756
Advances to OFS BrightWave, LLC	—	13,361
Other assets	21,573	17,004
Total Assets	$1,047,551	$739,781
Liabilities and Stockholders’ Equity
Accounts payable	$60,227	$14,659
Other accrued liabilities	106,761	35,377
Current portion of long-term debt	22,000	—
Total current liabilities	188,988	50,036
Long-term debt	306,300	183,300
Pension and postretirement benefit liabilities	97,522	30,397
Other noncurrent liabilities	27,149	20,342
Total Liabilities	619,959	284,075
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 64,167,545 at June 30, 2004 and 61,861,376 at December 31, 2003; Issued and outstanding shares: 53,967,545 at June 30, 2004 and 59,318,276 at December 31, 2003	641	619
Additional paid-in capital	423,946	384,889
Retained earnings	158,699	90,955
Accumulated other comprehensive loss	(10,159)	(7,533)
Treasury stock, at cost: 10,200,000 shares at June 30, 2004 and 2,543,100 at December 31, 2003	(145,535)	(13,224)
Total Stockholders' Equity	427,592	455,706
Total Liabilities and Stockholders’ Equity	$1,047,551	$739,781

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited—In thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income (loss)	$67,744	$(54,448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,253	17,433
In-process research and development charges	3,894	—
Gain on OFS BrightWave, LLC transaction, pretax	(132,425)	—
Impairment of note receivable from OFS BrightWave, LLC, pretax	11,098	—
Equity in losses of OFS BrightWave, LLC, pretax	2,258	59,970
Impairment charges for fixed assets	—	31,728
Deferred income taxes	26,968	(27,463)
Tax benefit from stock option exercises	909	—
Changes in assets and liabilities:
Accounts receivable	(34,997)	(5,750)
Inventories	42,578	(338)
Prepaid expenses and other current assets	(1,196)	(4,584)
Accounts payable and other accrued liabilities	34,649	2,965
Other noncurrent liabilities	6,680	2,609
Other	(443)	478
Net cash provided by operating activities	57,970	22,600
Investing Activities:
Additions to property, plant and equipment	(4,507)	(2,512)
Acquisition of Connectivity Solutions	(293,375)	—
Proceeds from disposal of fixed assets	170	75
Net cash used in investing activities	(297,712)	(2,437)
Financing Activities:
Proceeds from issuance of long-term debt	75,000	—
Principal payments on long-term debt	(7,500)	—
Proceeds from issuance of convertible debentures	250,000	—
Repayment of convertible notes	(172,500)	—
Proceeds from issuance of stock	32,853	—
Long-term financing costs	(10,656)	(1,195)
Proceeds from exercise of stock options	5,817	—
Net cash provided by (used in) financing activities	173,014	(1,195)
Effect of exchange rate changes on cash	(246)	1,211
Change in cash and cash equivalents	(66,974)	20,179
Cash and cash equivalents, beginning of period	206,038	120,102
Cash and cash equivalents, end of period	$139,064	$140,281

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)
(Unaudited—In thousands, except share amounts)

	Six Months Ended June 30,
	2004	2003
Number of common shares outstanding:
Balance at beginning of period	59,318,276	59,219,567
Issuance of shares to Avaya Inc.	1,761,538	—
Shares received from Furukawa in OFS BrightWave, LLC transaction	(7,656,900)	—
Issuance of shares for stock option exercises	544,631	—
Balance at end of period	53,967,545	59,219,567
Common stock:
Balance at beginning of period	$619	$618
Issuance of shares to Avaya Inc.	18	—
Issuance of shares for stock option exercises	4	—
Balance at end of period	$641	$618
Additional paid-in capital:
Balance at beginning of period	$384,889	$383,541
Issuance of shares to Avaya Inc.	32,335	—
Issuance of shares for stock option exercises	5,813	—
Tax benefit from stock option exercises	909	—
Balance at end of period	$423,946	$383,541
Retained earnings:
Balance at beginning of period	$90,955	$161,515
Net income (loss)	67,744	(54,448)
Balance at end of period	$158,699	$107,067
Accumulated other comprehensive loss:
Balance at beginning of period	$(7,533)	$(14,915)
Other comprehensive income (loss)	(2,626)	6,867
Balance at end of period	$(10,159)	$(8,048)
Treasury stock, at cost:
Balance at beginning of period	$(13,224)	$(13,224)
Value of shares received from Furukawa in OFS BrightWave, LLC transaction	(132,311)	—
Balance at end of period	$(145,535)	$(13,224)
Total stockholders’ equity	$427,592	$469,954

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Comprehensive income (loss):
Net income (loss)	$84,114	$(51,375)	$67,744	$(54,448)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)—foreign subsidiaries	816	(552)	780	(621)
Foreign currency transaction gain (loss) on long-term intercompany loans—foreign subsidiaries	(2,247)	6,953	(3,409)	9,149
Gain (loss) on derivative financial instrument designated as a net investment hedge	(115)	(850)	3	(1,661)
Total other comprehensive income (loss), net of tax	(1,546)	5,551	(2,626)	6,867
Total comprehensive income (loss)	$82,568	$(45,824)	$65,118	$(47,581)

See notes to condensed consolidated financial statements.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

1.   BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc. (“CommScope” or the “Company”), through its wholly owned subsidiaries, operates in the cable and structured cabling systems manufacturing business, with manufacturing facilities located in the United States, Europe, Australia, Asia and Latin America. CommScope, Inc. was incorporated in Delaware in January 1997. CommScope is a leading worldwide designer, manufacturer and marketer of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. Management believes CommScope is the world’s largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) broadband networks. CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications. In late 2001, CommScope acquired an equity interest in an optical fiber and fiber optic cable manufacturing business. In June 2004, CommScope sold its equity interest in this optical fiber and fiber optic cable manufacturing business (see Note 6). In January 2004, CommScope acquired substantially all the assets and assumed certain liabilities of the Connectivity Solutions business (“Connectivity Solutions,” or as operated by the Company, the “Connectivity Solutions segment”) from Avaya Inc. (“Avaya”) (see Note 2).

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations, and comprehensive income (loss) for the three and six month periods ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2004 and 2003 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K/A.

Concentrations of Risk

Net sales to Anixter Corporation (“Anixter”) and its affiliates accounted for 32.9% and 31.4% of the Company’s total net sales during the three and six month periods ended June 30, 2004, respectively. Sales to Anixter were primarily made from the Company’s Connectivity Solutions segment. No other customer accounted for 10% or more of the Company’s total net sales for the three and six month periods ended June 30, 2004.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Accounts receivable from Anixter and its affiliates represented approximately 29.3% of net accounts receivable as of June 30, 2004. No other customer accounted for 10% or more of the Company’s net accounts receivable as of June 30, 2004.

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company’s products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

Prior to the acquisition of Connectivity Solutions as of January 31, 2004, the Company’s product warranty liability and the related activity was insignificant to the financial position and results of operations of the Company. However, the acquisition of Connectivity Solutions has significantly increased the Company’s product warranty exposure and related liability.

Activity in the product warranty accrual, included in other accrued liabilities, for the three and six month periods ended June 30, 2004 consisted of the following:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Product warranty accrual, beginning of period	$8,224	$576
Product warranty accrual assumed in the acquisition of Connectivity Solutions	—	8,314
Provision for warranty claims	179	98
Less: warranty claims paid	(297)	(882)
Product warranty accrual, end of period	$8,106	$8,106

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Stock Options

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$84,114	$(51,375)	$67,744	$(54,448)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,810	1,718	3,448	3,439
Pro forma net income (loss)	$82,304	$(53,093)	$64,296	$(57,887)
Net income (loss) per share:
Basic—as reported	$1.40	$(0.87)	$1.12	$(0.92)
Basic—pro forma	$1.37	$(0.90)	$1.06	$(0.98)
Diluted—as reported	$1.37	$(0.87)	$1.10	$(0.92)
Diluted—pro forma	$1.35	$(0.90)	$1.05	$(0.98)

Foreign Currency Translation

Although the Company primarily bills customers in foreign countries in US dollars, a portion of these sales was denominated in currencies other than the US dollar. In addition, the financial position and results of operations of most of the Company’s foreign subsidiaries are measured using the US dollar as the functional currency; however, certain foreign subsidiaries use their local currencies as the functional currency. Revenues and expenses of these local-currency-functional subsidiaries have been translated into US dollars at average exchange rates prevailing during the period. Assets and liabilities of these local-currency-functional subsidiaries have been translated at the rates of exchange as of the balance sheet date. Net translation gains and losses of these local-currency-functional subsidiaries are recorded to accumulated other comprehensive loss.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts; inventory excess and

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

obsolescence reserves; distributor price protection reserves; reserves for sales returns, discounts, allowances and rebates; reserves for product warranty claims; income tax valuation allowances; impairment reviews for investments, fixed assets, goodwill and other intangibles; pension and postretirement benefit obligations; and the fair values of the assets acquired and liabilities assumed in the acquisition of Connectivity Solutions. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

Commitments and Contingencies

CommScope leases certain equipment and facilities under operating leases expiring at various dates, most of which expire prior to the end of 2012. Future minimum rental payments required under operating leases with initial terms of one year or more are: $6.6 million in 2004; $7.4 million in 2005; $6.0 million in 2006; $5.2 million in 2007; $4.7 million in 2008; and $15.1 million thereafter.

CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on the Company’s financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Impact of Newly Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified by the Company after March 31, 2004 and for hedging relationships designated by the Company after March 31, 2004. All provisions of this Statement will be applied prospectively. The application of this Statement is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions;” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Postretirement Benefits,” which it replaces. Additional disclosures have been added including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, this Statement was effective for the Company as of December 31, 2003. The interim-period disclosures were effective for the Company beginning with the interim period ending March 31, 2004. Disclosure of certain information regarding the Company’s foreign defined benefit plan is effective for the fiscal year ending December 31, 2004. Disclosure of the estimated future benefits is also deferred until the fiscal year ending December 31, 2004. The Company has adjusted its quarterly disclosure and will adjust its future annual disclosure in accordance with this Statement.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 addresses how to identify a variable interest entity and provides guidance on when such an entity should be consolidated by an enterprise. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify some of the provisions of the Interpretation and to exempt certain entities from its requirements. The Company does not currently hold an interest in a variable interest entity; thus, the initial application of FIN 46 and FIN 46R did not affect the Company’s results of operations, financial position or disclosures.

In April 2004, the FASB issued FASB Staff Position (FSP) No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, ’Disclosure of Information about Capital Structure,’ Relating to Contingently Convertible Securities.” This FSP interprets how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on net income (loss) per share. The guidance in this FSP was effective immediately and applies to all existing and newly created securities. Management believes the Company’s disclosures comply with the requirements of FSP No. FAS 129-1.

In June 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It says that if the benefits provided by a plan are actuarially equivalent to Medicare Part D, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment should reflect the effects of the Act. It also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the Company for the third quarter ending September 30, 2004. The Company is evaluating the impact of this FSP on its financial statements and disclosures.

In July 2004, the Emerging Issues Task Force (“EITF”) reached a tentative conclusion on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” If finalized and ratified by the FASB, Issue No. 04-8 requires issuers of contingently convertible securities to include those securities in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met. The consensus reached by the EITF in this Issue is effective for reporting periods ending after December 15, 2004. Issue No. 04-8 also requires prior period diluted earnings per share amounts presented for comparative purposes to be restated to conform to this consensus. If finalized and ratified by the FASB, the Company believes that application of the consensus in this Issue could have a material

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

effect on its diluted earnings per share in periods subsequent to the issuance of the Company’s 1% convertible debentures (see Note 4).

2.   ACQUISITION OF CONNECTIVITY SOLUTIONS

Effective January 31, 2004, CommScope completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions. The total purchase price consisted of $250 million in cash, subject to post-closing adjustments and the closing of the acquisition of certain international operations, and approximately 1.8 million shares of CommScope common stock. These shares were valued at $32.4 million on the closing date, based on the five-day average market price of CommScope’s common stock beginning on the second trading day prior to the closing date and ending on the third trading day after the closing date, which was reduced by a $0.5 million accrual for estimated registration costs. CommScope assumed certain current liabilities and up to $65 million of other specified liabilities, primarily related to employee benefits. The cash portion of the purchase price consisted of $150 million from CommScope’s existing cash balances and $100 million from borrowing under a new 5-year, $185 million senior secured credit facility. The Company is currently preparing to seek third party resolution concerning the amount of post-closing adjustments to the purchase price, in accordance with the terms of the Asset Purchase Agreement. Final resolution of this matter may result in an adjustment to the amounts recorded in connection with the Connectivity Solutions acquisition. However, management does not currently believe that such adjustments, if any, will have a material effect on the Company's financial position or results of operations.

The Company acquired Connectivity Solutions primarily to expand the Company’s position in the ‘last mile’ of telecommunications, establish a leadership position in the global enterprise market and enhance the Company’s global growth opportunities. The Connectivity Solutions segment is a designer, manufacturer and marketer of physical layer end-to-end structured cabling solutions supporting local area network applications for enterprises and telecommunications service providers.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

The Company has prepared a preliminary estimate of the fair values assigned to each major asset and liability caption of Connectivity Solutions as of the January 31, 2004 closing date. This preliminary estimate reflects a purchase price allocation based on preliminary estimates of the fair values of certain assets and liabilities. These values are subject to change until certain third party valuations have been finalized and changes in these values could have a material impact on the purchase price allocation and the resultant amounts of the assets and liabilities disclosed below.

As of January 31, 2004
(In millions)
Accounts receivable	$46.7
Inventories	112.0
Other current assets	1.4
Property, plant and equipment	183.4
Other intangible assets	91.5
Other noncurrent assets	0.1
Total assets	$435.1
Accounts payable	$32.1
Employee benefit liabilities	12.5
Other current liabilities	36.9
Pension and postretirement benefit liabilities	60.7
Other noncurrent liabilities	3.5
Total liabilities	$145.7

Differences between the amounts reflected above and the amounts disclosed in the Company’s 2003 annual report on Form 10-K/A are due to updated information about certain estimates obtained by management subsequent to the filing of such Form 10-K/A. Differences in the amount of property, plant and equipment and other intangible assets included in this quarterly report on Form 10-Q and the amounts disclosed in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2004 are due to a change in accounting estimate primarily arising from the availability of new information. The effect of this change in accounting estimate on the condensed consolidated financial statements for the three and six month periods ended June 30, 2004 was not material.

The values of property, plant and equipment and other intangible assets reflected above have been adjusted for the pro rata allocation of the excess of the fair value of acquired net assets over the cost of the acquisition of Connectivity Solutions. This excess was allocated to the noncurrent assets acquired based on their relative fair values. Further adjustments to the preliminary estimate may affect the calculation of the excess of the fair value of acquired net assets over cost and therefore affect the allocation of this excess to the noncurrent assets acquired. Adjustments to this allocation will affect amounts recognized for depreciation and amortization expense and will be disclosed in the period recognized as a change in estimate.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Other intangible assets reflected above were determined by management to meet the criterion for recognition apart from goodwill and include the following:

	Estimated Fair Value	Amortization Period
	(In millions)	(in years)
Developed technologies (for internal use)	$30.5	9.0
Developed technologies (for external use)	17.8	14.0
Customer base	12.6	9.0
Favorable contracts	9.6	3.0
Other	4.0	3.0
Total amortizable intangible assets	$74.5
Trademarks	13.1
In-process research and development	3.9
Total intangible assets	$91.5
Weighted average amortization period		6.8

Trademarks have been determined by management to have indefinite lives and will not be amortized, based on management’s expectation that the trademarked products will generate cash flows for the Company for an indefinite period. Management expects to maintain usage of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely.

In-process research and development assets were written off and reflected in the Company’s statement of operations as in-process research and development charges during the first quarter of 2004. Management believed that the assets under development had no alternative future use as of the date of the third party valuation of this intangible asset, resulting in its immediate write-off.

The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The useful life for the developed technologies (for internal use) intangible asset was based on review of historical lives of similar products, in conjunction with technology-specific factors and anticipated future trends in the industry. The useful life for the developed technologies (for external use) intangible asset was based on the remaining lives of the related patents. The useful life for the customer base intangible asset was based on management’s forecasts of customer turnover. The useful life for the favorable contracts intangible asset was based on the remaining terms of the contracts. The useful life of the other intangible assets was based on management’s estimate of the remaining useful life. Management’s estimate was based on the age of the underlying assets and review of historical lives of similar products.

These amortizable intangible assets will be amortized over their remaining useful lives on a straight-line basis. Annual amortization expense for these intangible assets is expected to be $9.7 million in 2004, $10.5 million in 2005 and 2006, $6.1 million in 2007 and 2008 and $30.6 million thereafter.

CommScope’s consolidated results of operations for the three and six month periods ended June 30, 2004 include the results of operations of the Connectivity Solutions segment for the three month period

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

ended June 30, 2004 and the five-month period from February 1, 2004 through June 30, 2004, respectively. The following table includes the actual consolidated results of operations for CommScope for the three months ended June 30, 2004. In addition, the table presents pro forma consolidated results of operations for CommScope for the three months ended June 30, 2003, and the six month periods ended June 30, 2004 and 2003, as though the acquisition of Connectivity Solutions had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of the dates indicated. The amounts for the Connectivity Solutions business of Avaya included in this pro forma information for the three months ended June 30, 2003 and the month of January 2004 are based on the historical results of the Connectivity Solutions business as a division of Avaya, however, and therefore may not be indicative of the actual results of the Connectivity Solutions segment when operated as part of CommScope. Moreover, the pro forma information does not reflect all of the changes that may result from the acquisition, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; challenges of achieving anticipated synergies; ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; and customer demand for Connectivity Solutions segment products. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually be required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Actual	Pro Forma	Pro Forma
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$312,949	$278,765	$573,720	$535,433
Net income (loss)	84,114	(51,345)	61,061	(53,002)
Net income (loss) per share, assuming dilution	1.37	(0.84)	0.99	(0.87)

These pro forma results reflect the elimination of intercompany sales during each period and immaterial pro forma adjustments for interest expense, depreciation, amortization and related income taxes. These pro forma results also include $11.1 million and $24.5 million of corporate overhead costs allocated by Avaya to the Connectivity Solutions business during the three and six month periods ended June 30, 2003, respectively. The pro forma results for the six month period ended June 30, 2004 include an estimate of $4.0 million for corporate overhead costs that would have been allocated by Avaya to the Connectivity Solutions business during January 2004. During the three month period ended June 30, 2004 and the five month period from February 1, 2004 through June 30, 2004, CommScope incurred corporate overhead costs of approximately $2.1 million and $3.4 million, respectively, on behalf of the Connectivity Solutions segment. Certain overhead costs previously incurred on behalf of and allocated to the Connectivity Solutions business by Avaya are now being incurred directly by the Connectivity Solutions segment.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Net income and net income per share for the three and six month periods ended June 30, 2004 include certain material charges incurred during the periods, as listed below on a pretax basis:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Impact of inventory purchase accounting adjustments	$1,311	$14,628
Acquisition-related in-process research and development charges	—	3,894
Acquisition-related transition and startup costs	1,242	7,981
Loss on early extinguishment of debt	—	5,029

3.   INVENTORIES

	June 30, 2004	December 31, 2003
Raw materials	$38,860	$10,285
Work in process	16,489	9,708
Finished goods	48,649	12,730
	$103,998	$32,723

4.   LONG-TERM DEBT

	June 30, 2004	December 31, 2003
Senior Secured Term Loan	$67,500	$—
1% Convertible Debentures	250,000	—
4% Convertible Notes	—	172,500
IDA Notes	10,800	10,800
	328,300	183,300
Less: current portion	(22,000)	—
	$306,300	$183,300

The Company entered into a new 5-year, $185 million senior secured credit facility on January 31, 2004, in connection with its acquisition of Connectivity Solutions from Avaya. The new credit facility, which amended and restated CommScope’s previous credit facility, is comprised of a $75 million term loan and a $110 million revolving credit facility. The senior secured credit facility is secured by substantially all of the Company’s assets, is guaranteed by all of the Company’s material domestic subsidiaries and contains certain financial and restrictive covenants. The term loan facility is required to be repaid by CommScope in consecutive quarterly installments of $3.75 million from March 31, 2004 to September 30, 2004, $11.75 million on December 31, 2004 and $3.25 million on each quarterly payment date thereafter with a final payment of all outstanding principal and interest at maturity on December 31, 2008. In connection with this senior secured credit facility, the Company incurred costs of approximately $4.6 million, which were capitalized as other assets and are being amortized over the term of the facility. The interest rate on the

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

$75 million term loan facility is, at CommScope’s option, either the Eurodollar rate plus 2.250% to 3.250%, or the Base Rate, defined as the higher of Prime Rate or Federal Funds Rate plus 0.500%, plus 0.750% to 1.750%, in each case based on the Company’s fixed charge coverage ratio. The interest rate on the $110 million senior secured revolving credit facility is, at CommScope’s option, the London Interbank Offered Rate plus 2.00% to 3.00% or the Base Rate plus 0.500% to 1.500%, in each case based on the Company’s fixed charge coverage ratio. As of June 30, 2004, the Company had availability of approximately $67 million and no outstanding borrowings under this senior secured revolving credit facility. The facility contains certain restrictive covenants, including restrictions on incurring other indebtedness, entering into transactions to acquire or merge with any entity, making other fundamental changes, selling assets and paying dividends, among other things. The Company is also required to comply with certain financial covenants, as defined, including a fixed charge coverage ratio, a funded senior debt to EBITDA ratio, a maximum annual capital expenditures covenant and a covenant requiring minimum ongoing excess borrowing availability of $10 million. Management believes the Company was in compliance with all of its covenants under this facility as of June 30, 2004.

In March 2004, the Company issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024. The proceeds from these debentures were used primarily to extinguish the Company’s outstanding 4% convertible subordinated notes due December 15, 2006, to repay outstanding borrowings under the Company’s revolving credit facility, and for general corporate purposes. The Company repurchased $102.9 million of its 4% convertible subordinated notes during March 2004, and redeemed the remaining $69.6 million of these notes in April 2004. The repurchase and redemption of these 4% convertible notes resulted in a $5.0 million pretax loss on the early extinguishment of debt during the first quarter of 2004. The Company also repaid $25 million of borrowings under its senior secured revolving credit facility in March 2004. In connection with the issuance of the debentures, the Company incurred costs of approximately $6.8 million, which were capitalized as other assets and are being amortized over a period of five years, representing the period through the date on which the debenture holders may first require the Company to repurchase the debentures.

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

These debentures are convertible into shares of CommScope common stock in the following circumstances: during any fiscal quarter commencing after June 30, 2004, (1) if the closing price of CommScope common stock exceeds 120% of the conversion price then in effect for at least twenty trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of such period was less than 98% of the product of the closing sale price of CommScope common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures; (3) if the debentures have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

The current conversion rate of these debentures is 45.9770 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events, as more fully explained in the Indenture: (1) payment or issuance of common stock as a dividend or distribution on the Company’s common stock; (2) the issuance to all holders of common stock of rights, warrants or options to purchase the Company’s common stock for a period expiring within 45 days of the record date for such distribution at a price less than the average of the closing sale prices for the 10 trading days preceding the declaration date for such distribution; (3) subdivisions, splits or combinations of the Company’s common stock; (4) distributions by the Company to all holders of the Company’s common stock of shares of the Company’s capital stock, evidences of indebtedness, property or assets, including rights, warrants, options and other securities but excluding dividends or distributions covered by clauses (1) or (2) above or any dividend or distribution paid exclusively in cash; provided that in the event that the Company distributes capital stock of, or similar equity interests in, a subsidiary or other business unit of the Company, then the conversion rate will be adjusted based on the market value of the securities so distributed relative to the market value of the Company’s common stock, in each case based on the average closing sales prices of those securities (where such closing prices are available) for the 10 trading days commencing on and including the fifth trading day after the date on which “ex-dividend trading” commences for such distribution on the New York Stock Exchange or such other principal national or regional exchange or market on which the securities are then listed or quoted or in the absence of such a quotation, a closing sale price determined by the Company on a basis it considers appropriate; (5) the payment of cash as a dividend or distribution on the Company’s common stock, excluding any dividend or distribution in connection with the Company’s liquidation, dissolution or winding up; or (6) the Company or any of its subsidiaries makes a payment in respect of a tender offer or exchange offer for the Company’s common stock to the extent that the cash and value of any other consideration included in the payment per share of the Company’s common stock exceeds the closing sale price per share of the Company’s common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to such tender or exchange offer.

To the extent that the Company’s shareholder rights agreement dated June 12, 1997, as amended, or any future rights plan adopted by the Company is in effect upon conversion of the debentures into common stock, holders of the debentures will receive, in addition to the common stock, the rights under the rights plan unless the rights have separated from the common stock at the time of conversion, in which case the conversion rate will be adjusted as if the Company distributed to all holders of its common stock, shares of its capital stock, evidences of indebtedness, property or assets as described in clause (4) above, subject to readjustment in the event of the expiration, termination or redemption of such rights.

In the event of (1) any reclassification of the Company’s common stock; (2) a consolidation, merger or binding share exchange involving the Company; or (3) a sale or conveyance to another person or entity of all or substantially all of the Company’s property and assets, in which holders of the Company’s common stock would be entitled to receive stock, other securities, other property, assets or cash for their common stock, upon conversion holders of the debentures will be entitled to receive the same type of consideration that they would have been entitled to receive if they had converted the debentures into the Company’s common stock immediately prior to any of these events.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

The Company may, from time to time, increase the conversion rate if the Company’s board of directors has made a determination that this increase would be in the Company’s best interests. In addition, the Company may increase the conversion rate if the Company’s board of directors deems it advisable to avoid or diminish any income tax to holders of common stock resulting from any stock or rights distribution.

5.   NET INCOME (LOSS) PER SHARE

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

On December 15, 1999, the Company issued $172.5 million aggregate principal amount of convertible notes, which were convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount. The effect of the assumed conversion of these notes was excluded from the calculation of net loss per share, assuming dilution, for the three and six month periods ended June 30, 2003 because it would have been antidilutive in all periods. The Company repurchased $102.9 million of these notes during March 2004, and redeemed the remaining $69.6 million of these notes in April 2004.

In March 2004, the Company issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures, which are convertible into shares of common stock at a conversion rate of 45.9770 shares per $1,000 principal amount representing a conversion price of $21.75 per share. These debentures are convertible into shares of CommScope common stock under specific circumstances as described in Note 4. The effect of the assumed conversion of these debentures was excluded from the calculation of net income (loss) per share, assuming dilution, for the three and six month periods ended June 30, 2004 because the conversion contingencies were not met during such periods. See Note 1 for discussion of EITF Issue No 04-8, related to the effect of contingently convertible debt on diluted earnings per share.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Below is a reconciliation of weighted average common shares outstanding for basic net income (loss) per share to weighted average common and potential common shares outstanding for diluted net income (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$84,114	$(51,375)	$67,744	$(54,448)
Denominator:
Weighted average number of common shares outstanding for basic net income (loss) per share	60,193	59,220	60,436	59,220
Effect of dilutive employee stock options(A)	1,301	—	1,355	—
Weighted average number of common and potential common shares outstanding for diluted net income (loss) per share	61,494	59,220	61,791	59,220

(A)       Options to purchase approximately 661 thousand common shares were excluded from the computation of net income per share, assuming dilution, for the three and six month periods ended June 30, 2004, respectively, because they would have been antidilutive in both periods. Options to purchase approximately 6 million common shares were excluded from the computation of net loss per share, assuming dilution, for the three and six month periods ended June 30, 2003 because they would have been antidilutive in both periods.

6.   OFS BRIGHTWAVE, LLC

Effective November 16, 2001, CommScope acquired an approximate 18.4% ownership interest in OFS BrightWave, LLC (“OFS BrightWave”), an optical fiber and fiber cable venture between CommScope and The Furukawa Electric Co., Ltd. of Japan (“Furukawa”). During the three months ended March 31, 2004, OFS BrightWave began to move certain cable production from the Norcross facility to the Carrollton facility. Effective April 1, 2004, Furukawa contributed its investment in the Carrollton facility to OFS BrightWave. Because CommScope did not elect to make further corresponding investments in OFS BrightWave, this additional investment in OFS BrightWave by Furukawa reduced CommScope’s ownership percentage in OFS BrightWave from 18.4% to 9.4%, effective April 1, 2004.

Primarily as a result of the continuing weakness in the global fiber optic cable market and Furukawa’s continuing efforts to restructure its OFS operations, the Company agreed with Furukawa to further amend their existing contractual arrangements in the second quarter of 2004 for the mutual benefit of both companies. On June 11, 2004, CommScope assigned all of its rights and duties under its contractual arrangements with Furukawa to its wholly-owned subsidiary, CommScope Optical Technologies, Inc. (“CommScope Optical”). On June 14, 2004, CommScope Optical and Furukawa changed the period in which CommScope Optical could exercise its contractual right to sell its ownership interest in OFS

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

BrightWave to Furukawa from 2006 to any time on or after June 14, 2004 and changed the exercise price from $173.4 million in cash to the approximately 7.7 million shares of CommScope common stock owned by Furukawa. On June 14, 2004, CommScope Optical exercised its contractual right to sell and sold its 9.4% ownership interest in OFS BrightWave to Furukawa in exchange for delivery by Furukawa of the approximately 7.7 million shares of CommScope common stock owned by Furukawa, which were valued at $132.3 million as of the transaction date. CommScope currently holds these shares as treasury stock.

As a result of this transaction, CommScope no longer owns any equity interest in OFS BrightWave. However, CommScope maintained its strategic relationship with Furukawa by entering into a new four-year optical fiber supply agreement with OFS Fitel, LLC (“Fitel”), a wholly-owned, indirect subsidiary of Furukawa, replacing the existing supply agreement with Fitel that was scheduled to expire in November 2004. Through this supply agreement, CommScope continues to have access to a broad array of technologically advanced optical fibers as well as a cross license arrangement for key intellectual property.

This transaction does not affect CommScope’s right to receive full payment from OFS BrightWave under the $30 million revolving note due in 2006, based on its original terms. The carrying value of this note was reduced to approximately $11.1 million as of June 14, 2004 as a result of CommScope recording its equity in losses of OFS BrightWave under equity method accounting rules, which require accounting for an advance to an equity method investee in the same manner as the investment, once the carrying value of the investment has been reduced to zero. Primarily due to market conditions for optical fiber and because CommScope will no longer have an equity ownership interest in OFS BrightWave, CommScope determined that there was an other-than-temporary impairment in the carrying value of this asset as of the transaction date. Accordingly, a pretax impairment charge of $11.1 million was recognized as a reduction of the gain on the OFS BrightWave transaction during the quarter ended June 30, 2004.

The OFS BrightWave transaction resulted in a net pretax gain in the amount of $121.3 million, or $1.24 per diluted share, net of tax, during the second quarter of 2004. This gain represents (1) the fair value of the common stock received by CommScope in exchange for CommScope’s transfer of its ownership interest in OFS BrightWave to Furukawa, plus (2) the realized gain from CommScope’s cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) the impairment charge related to the $30 million note receivable from OFS BrightWave. The after-tax net gain is reflected in the Company’s statement of operations after income (loss) before equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction. The income tax impact of this gain enables the Company to realize its deferred tax asset related to the Company’s share of the cumulative financial statement net losses of OFS BrightWave. In addition, this transaction creates a capital gain for tax purposes, which allows the Company to deduct a capital loss related to the 2001 impairment of an investment, creating a current tax benefit of $1.4 million from this capital loss deduction.

CommScope’s portion of the losses of OFS BrightWave for the period from April 1, 2004 through June 14, 2004, the period from January 1, 2004 through June 14, 2004 and the three and six month periods ended June 30, 2003 have been included in the condensed consolidated financial statements of CommScope for the respective periods. These results are net of elimination of intercompany profit related to interest payments received from OFS BrightWave under the $30 million revolving note. The elimination of intercompany profit, net of tax, was $14 for the period from April 1, 2004 through June 14, 2004 and $27 for the three month period ended June 30, 2003. The elimination of intercompany profit, net of tax, was

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

$30 for the period from January 1, 2004 through June 14, 2004 and $54 for the six month period ended June 30, 2003.

The following table provides summary financial information for OFS BrightWave for the period from April 1, 2004 through June 14, 2004, the period from January 1, 2004 through June 14, 2004 and the three and six month periods ended June 30, 2003:

	Period from April 1 through June 14, 2004	Three Months Ended June 30, 2003	Period from January 1 through June 14, 2004	Six Months Ended June 30, 2003
Net revenues	$19,975	$21,781	$40,497	$50,046
Gross profit	(2,771)	(41,839)	(8,612)	(62,392)
Net loss	(8,904)	(292,553)	(20,860)	(325,357)

7.   INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME/LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income tax benefit (expense) for components of other comprehensive income/loss:
Gain/loss on derivative instrument designated as a net investment hedge	$68	$499	$(2)	$976

8.   DERIVATIVES AND HEDGING ACTIVITIES

As of June 30, 2004 and 2003 the only derivative financial instrument outstanding was a cross currency swap, which was designated and documented at inception, and quarterly thereafter, as a net investment hedge of a portion of the Company’s net investment in its Belgian subsidiary. The original notional amount of this derivative financial instrument, which is a cross currency swap of US dollars for euros, was $20 million at inception of the hedging relationship and as of June 30, 2003. The Company amended this agreement in October 2003 to reduce the notional amount to $14 million. No cash was required to effect this amendment; the change in the notional amount was offset by an adjustment in the exchange rate underlying the swap. The amended hedging instrument was effective as of the amendment date and as of June 30, 2004, and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The original hedging instrument was effective as of the inception date and as of June 30, 2003. The fair value of the amended derivative instrument, reflected in other noncurrent liabilities, was approximately $5.9 million and $6.0 million as of June 30, 2004 and December 31, 2003, respectively.

There were no material reclassifications from other comprehensive income (loss) to earnings during the three and six month periods ended June 30, 2004 and 2003.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss for the three and six month periods ended June 30, 2004 and 2003 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Accumulated net loss on derivative instruments, beginning of period	$(3,863)	$(1,613)	$(3,981)	$(802)
Net gain (loss) on derivative financial instrument designated as a net investment hedge	(115)	(850)	3	(1,661)
Accumulated net loss on derivative instruments, end of period	$(3,978)	$(2,463)	$(3,978)	$(2,463)

9.   SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2004	2003
Cash paid during the period for:
Income taxes	$99	$355
Interest (net of capitalized amounts)	3,557	3,716
Noncash investing and financing activities:
Fair value of CommScope, Inc. common stock received from Furukawa in exchange for CommScope Optical’s transfer of its investment in OFS BrightWave, LLC to Furukawa	$132,311	—

10.   SEGMENTS

During the three and six month periods ended June 30, 2004, the Company’s management evaluated the results of operations in two reportable segments: the Cable segment, which is CommScope’s legacy cable business, and the Connectivity Solutions segment, which is the acquisition that was completed as of January 31, 2004. As the Company continues to integrate the Connectivity Solutions segment into its global operations and financial reporting systems, the Company’s management expects to reorganize its internal reporting, which may require reporting of its results in more or different reportable segments in future periods.

The following tables provide summary financial information for these two reportable segments as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003:

As of June 30, 2004
Total assets
Cable segment	$547,932
Connectivity Solutions segment	499,619
Consolidated total assets	$1,047,551

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Cable segment	$169,510	$141,422	$305,325	$270,790
Connectivity Solutions segment	150,707	—	253,371	—
Inter-segment eliminations	(7,268)	—	(10,686)	—
Consolidated net sales	$312,949	$141,422	$548,010	$270,790
Operating income (loss):
Cable segment	$10,266	$(26,195)	$12,797	$(23,737)
Connectivity Solutions segment	1,086	—	(15,418)	—
Inter-segment eliminations	(305)	—	(431)	—
Consolidated operating income (loss)	$11,047	$(26,195)	$(3,052)	$(23,737)

11.   EMPLOYEE TERMINATION BENEFITS

The Company reduced the Connectivity Solutions segment workforce by approximately 45 employees during the first quarter of 2004. The reductions were primarily related to the Company’s efforts to improve operational efficiency and reduce cost. The affected employees worked in management and support functions at the Omaha, Nebraska facility. This workforce reduction resulted in pretax charges of approximately $1.6 million during the first quarter of 2004 for employee termination benefits, which consisted of severance pay and related fringe benefits. The Company recorded this amount in acquisition-related transition and startup costs. The Company paid $0.9 million and $1.2 million of these costs during the three and six month periods ended June 30, 2004, respectively, resulting in a remaining accrual of $0.4 million as of June 30, 2004 related to this first quarter 2004 workforce reduction. Management estimates that these remaining benefits will be paid in full by the end of the third quarter of 2004.

12.   EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2004	2003	2004	2003
Service cost	$870	$26	$1,137	$714
Interest cost	1,322	32	1,225	524
Recognized actuarial loss	—	—	203	118
Amortization of transition obligation	10	9	—	—
Return on plan assets	(1,333)	(14)	(151)	—
Net periodic benefit cost	$869	$53	$2,414	$1,356

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited—In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$1,437	$50	$2,195	$1,429
Interest cost	2,216	63	2,270	1,049
Recognized actuarial loss	—	—	406	236
Amortization of transition obligation	20	18	—	—
Return on plan assets	(2,229)	(28)	(252)	—
Net periodic benefit cost	$1,444	$103	$4,619	$2,714

As a part of the acquisition of Connectivity Solutions, CommScope established a new defined benefit pension plan covering the represented domestic employees in the Connectivity Solutions segment and a new postretirement benefit plan that includes healthcare benefits and life insurance coverage for certain future retirees in the Connectivity Solutions segment. These plans have been combined for disclosure purposes with CommScope’s pension and postretirement benefit plans, which existed prior to the acquisition of Connectivity Solutions.

The Company contributed approximately $70 thousand and $140 thousand to its pension plans for the three and six month periods ended June 30, 2004, respectively. The Company anticipates making additional contributions of approximately $138 thousand to these plans before December 31, 2004. The Company contributed an immaterial amount to the postretirement benefit plans for the three and six month periods ended June 30, 2004. The Company anticipates making additional contributions of approximately $0.2 million to these plans before December 31, 2004.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provides a benefit that is at least actuarially equivalent to Medicare Part D. FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” provides guidance on the accounting for the effects of the Act and is effective for the third quarter ending September 30, 2004. The Company is evaluating the impact of this FSP on its financial statements and disclosures. Accordingly, net periodic postretirement benefit cost in this quarterly report on Form 10-Q does not reflect the effects of the Act on the Company’s postretirement benefit plans. See Note 1 for further discussion of FSP No. FAS 106-2.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 30, 2004 and 2003 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies included in our 2003 Annual Report on Form 10-K/A.

Overview

We, through our wholly owned subsidiaries, are a leading worldwide designer, manufacturer and marketer of broadband coaxial cables and other high performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services. We seek to be a global leader in cable and connectivity solutions for the ‘last mile’ in telecommunications. We define the ‘last mile’ as the distribution access or final link from the network operator to the end user, which includes cable and connectivity solutions for the home, business enterprise or wireless provider.

In January 2004, we acquired the Connectivity Solutions business (“Connectivity Solutions,” or as operated by the Company, the “Connectivity Solutions segment”) from Avaya Inc. (“Avaya”) primarily to expand our position in the ‘last mile’ of telecommunications, establish a leadership position in the global enterprise market and enhance our global growth opportunities.

Through the acquisition of the SYSTIMAX® Solutions products in the Connectivity Solutions segment we became a leading global designer, manufacturer and marketer of physical layer end-to-end structured cabling solutions supporting local area network applications for enterprises and telecommunications service providers. SYSTIMAX is widely recognized as a leading global brand in enterprise cable and connectivity solutions. It has established channels to international markets and has a worldwide network of independent distributors, system integrators and value added resellers. We believe that this acquisition strengthens our global competitive position in the enterprise market and provides new channels to market our products. The Connectivity Solutions acquisition also expands the markets in which we operate, which creates potential new growth opportunities.

During the three and six month periods ended June 30, 2004, management evaluated the results of operations in two reportable segments: the Cable segment, which is our legacy cable business, and the Connectivity Solutions segment, which is the acquisition that was completed as of January 31, 2004. As we continue to integrate the Connectivity Solutions segment into our global operations and financial reporting systems, management may reorganize its internal reporting, which may require reporting of our results in more or different reportable segments in future periods.

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

Product warranties—We recognize a liability for the estimated claims that may be paid under our customer warranty agreements to remedy potential deficiencies of quality or performance of our products. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. We base our estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results.

Fair values of assets acquired and liabilities assumed in the acquisition of Connectivity Solutions—The acquisition of Connectivity Solutions as of January 31, 2004 was accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. First, management must estimate the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost must then be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilized third party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 WITH THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003

	Three Months Ended June 30,
	2004		2003
	$	% of Net Sales	$	% of Net Sales	Dollar Change	% Change
	(millions)		(millions)
Net sales	$312.9	100.0%	$141.4	100.0%	$171.5	121.3%
Gross profit	72.2	23.1	28.8	20.4	43.4	150.7
SG&A expense	51.7	16.5	21.8	15.4	29.9	137.2
R&D expense	8.1	2.6	1.5	1.1	6.6	440.0
Impairment charges for fixed assets	—	—	31.7	22.4	(31.7)	(100.0)
Acquisition-related transition and startup costs	1.2	0.4	—	—	1.2	—
Equity in losses of OFS BrightWave, LLC, net of tax	0.6	0.2	33.9	24.0	(33.3)	(98.2)
Net gain on OFS BrightWave, LLC transaction, net of tax	76.4	24.4	—	—	76.4	—
Net income (loss)	84.1	26.9	(51.4)	(36.4)	135.5	(263.6)
Net income (loss) per diluted share	$1.37		$(0.87)		$2.24

	Six Months Ended June 30,
	2004		2003
	$	% of Net Sales	$	% of Net Sales	Dollar Change	% Change
	(millions)		(millions)
Net sales	$548.0	100.0%	$270.8	100.0%	$277.2	102.4%
Gross profit	109.6	20.0	52.9	19.5	56.7	107.2
SG&A expense	87.7	16.0	41.9	15.5	45.8	109.3
R&D expense	13.0	2.4	3.0	1.1	10.0	333.3
Impairment charges for fixed assets	—	—	31.7	11.7	(31.7)	(100.0)
In-process research and development charges	3.9	0.7	—	—	3.9	—
Acquisition-related transition and startup costs	8.0	1.5	—	—	8.0	—
Equity in losses of OFS BrightWave, LLC, net of tax	1.4	0.3	37.7	13.9	(36.3)	(96.3)
Net gain on OFS BrightWave, LLC transaction, net of tax	76.4	13.9	—	—	76.4	—
Net income (loss)	67.7	12.4	(54.4)	(20.1)	122.1	(224.4)
Net income (loss) per diluted share	$1.10		$(0.92)		$2.02

Effective January 31, 2004, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions from Avaya and the Connectivity Solutions segment’s operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the consolidated results for the three and six month periods ended June 30, 2004 include the operating results of the Connectivity Solutions segment for the three months ended June 30, 2004 and the five-month period from February 1, 2004 through June 30, 2004, respectively. However, the consolidated results reflected above for the three and six month periods ended June 30, 2003 do not include any actual or pro forma results for the Connectivity Solutions segment. This information should be considered when comparing to financial results of 2004 and 2003. See Note 2 in the Notes to the Condensed Consolidated Financial Statements included in this document.

Net sales

Below is a summary that reflects our actual net sales for the three and six month periods ended June 30, 2004, which incorporate the Connectivity Solutions segment net sales for the three month period ended June 30, 2004 and the five month period from February 1, 2004 through June 30, 2004. This summary also reflects pro forma net sales for the three and six month periods ended June 30, 2004 and 2003, as if Connectivity Solutions had been acquired on January 1, 2004 and 2003, respectively. The pro forma net sales of the Connectivity Solutions segment for the one-month period ended January 31, 2004, which is included in the pro forma net sales for the six months ended June 30, 2004, and the pro forma net sales of the Connectivity Solutions segment for the three and six month periods ended June 30, 2003 are based on the historical results of the Connectivity Solutions business as operated by Avaya during the periods presented and therefore may not be indicative of the actual results of the Connectivity Solutions segment as operated by CommScope. Actual inter-segment sales eliminations for the three months ended June 30, 2004 and the five month period ended June 30, 2004 and pro forma inter-segment sales eliminations for the pro forma periods are included below.

	Actual		Pro forma
	Three months ended June 30, 2004		Three months ended June 30, 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Cable segment	$169.5	54.2%	$141.4	50.7%	$28.1	19.9%
Connectivity Solutions segment	150.7	48.1	142.7	51.2	8.0	5.6
Inter-segment eliminations	(7.3)	(2.3)	(5.3)	(1.9)	(2.0)	37.7
Consolidated net sales	$312.9	100.0%	$278.8	100.0%	$34.1	12.2%
Total domestic sales	$216.6	69.2%	$195.7	70.2%	$20.9	10.7%
Total international sales	96.3	30.8	83.1	29.8	13.2	15.9
Total worldwide sales	$312.9	100.0%	$278.8	100.0%	$34.1	12.2%

Overall, consolidated net sales, on a pro forma basis, increased year over year for the second quarter, primarily due to higher domestic and international sales of Broadband/Video Products within the Cable segment. Our Cable segment sales increased in all major product categories and in all regions. The year-over-year improvement in Connectivity Solutions segment sales for the second quarter was primarily due to higher domestic sales of Integrated Cabinet Solutions Products.

	Actual		Pro forma
	Six months ended June 30,		Six months ended June 30,
	2004		2004		2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Cable segment	$305.3	55.7%	$305.3	53.2%	$270.8	50.6%	$34.5	12.7%
Connectivity Solutions segment	253.4	46.2	280.6	48.9	273.7	51.1	6.9	2.5
Inter-segment eliminations	(10.7)	(1.9)	(12.2)	(2.1)	(9.0)	(1.7)	(3.2)	35.6
Consolidated net sales	$548.0	100.0%	$573.7	100.0%	$535.5	100.0%	$38.2	7.1%
Total domestic sales	$378.0	69.0%	$392.4	68.4%	$367.1	68.6%	$25.3	6.9%
Total international sales	170.0	31.0	181.3	31.6	168.4	31.4	12.9	7.7
Total worldwide sales	$548.0	100.0%	$573.7	100.0%	$535.5	100.0%	$38.2	7.1%

Overall, consolidated net sales, on a pro forma basis, increased year over year for the first six months primarily due to higher domestic and international sales of Broadband/Video Products within the Cable segment. Our Cable segment sales increased in all major product categories and in all regions. The year-over-year improvement in Connectivity Solutions segment sales, on a pro forma basis, for the first six months was primarily due to higher domestic sales of Integrated Cabinet Solutions Products, which was somewhat offset by lower domestic sales of SYSTIMAX Products.

Cable Segment

	Three Months Ended June 30,
	2004		2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Broadband/Video Products	$127.6	75.3%	$108.5	76.7%	$19.1	17.6%
LAN Products	31.6	18.6	24.6	17.4	7.0	28.5
Wireless & Other Telecom Products	10.3	6.1	8.3	5.9	2.0	24.1
Total Cable segment	$169.5	100.0%	$141.4	100.0%	$28.1	19.9%

	Six Months Ended June 30,
	2004		2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Broadband/Video Products	$230.1	75.4%	$209.8	77.5%	$20.3	9.7%
LAN Products	56.9	18.6	47.6	17.6	9.3	19.5
Wireless & Other Telecom Products	18.3	6.0	13.4	4.9	4.9	36.6
Total Cable segment	$305.3	100.0%	$270.8	100.0%	$34.5	12.7%

The increase in net sales of Broadband/Video Products for the three and six month periods ended June 30, 2004 primarily resulted from strong international sales volumes. Despite lower sales of fiber optic cable and lower sales to our largest domestic Cable segment customer, domestic sales of Broadband/Video Products increased moderately. Sales to essentially all other major domestic broadband customers increased year over year for the three and six month periods ended June 30, 2004. However, based on information from our domestic customers, we expect lower sales of Broadband/Video products in the second half of 2004.

As a result of rising raw material prices, we announced a price increase in April 2004 for essentially all broadband coaxial cable products that became effective beginning in late May. However, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products for broadband applications through 2004. These price increases did not materially impact second quarter or first six months sales.

The increase in net sales of LAN Products for the three and six month periods ended June 30, 2004 was primarily driven by improved project business and the positive impact of previously announced price increases for our products. In addition, the launch of our new UnipriseTM brand contributed to the increase in net sales of LAN Products. We believe the business environment for our LAN products is improving based primarily on the improvement in information technology spending, which has led to increased spending by our customers. We announced two price increases for our LAN Products in the first quarter of 2004 as a result of significant increases in the cost of certain raw materials.

The increase in net sales of Wireless and Other Telecom Products for the three and six month periods ended June 30, 2004 was mainly due to a higher volume of sales combined with improved product mix. The improvement in general economic conditions has led to increased spending by certain major wireless carriers. In addition, we have developed relationships with new customers, who are generally purchasing larger diameter products, which have comparatively higher prices. We believe we continue to make steady progress communicating the Cell Reach® value proposition to new and existing customers, both domestically and internationally. While we expect sales of wireless products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our long-term global wireless opportunities primarily as a result of improving global economic conditions.

Connectivity Solutions Segment

	Actual		Pro forma
	Three months ended June 30, 2004		Three months ended June 30, 2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
SYSTIMAX Products	$116.7	77.4%	$118.5	83.0%	$(1.8)	(1.5)%
ExchangeMAX Products	15.8	10.5	13.8	9.7	2.0	14.5
Integrated Cabinet Systems Products	18.2	12.1	10.4	7.3	7.8	75.0
Total Connectivity Solutions segment	$150.7	100.0%	$142.7	100.0%	$8.0	5.6%

	Actual		Pro forma
	Five-month period ended June 30,		Six months ended June 30,
	2004		2004		2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
SYSTIMAX Products	$194.6	75.8%	$210.4	75.0%	$225.8	82.5%	$(15.4)	(6.8)%
ExchangeMAX Products	23.5	7.5	27.1	9.6	27.1	9.9	0.0	0.0
Integrated Cabinet Systems Products	35.3	16.7	43.1	15.4	20.8	7.6	22.3	107.2
Total Connectivity Solutions segment	$253.4	100.0%	$280.6	100.0%	$273.7	100.0%	$6.9	2.5%

The pro forma net sales in the table above for the three months ended June 30, 2003 reflect sales recognized by the Connectivity Solutions business during that period as operated by Avaya. The pro forma net sales in the table above for the six months ended June 30, 2004 reflect the actual sales of the Connectivity Solutions segment for the five-month period ended June 30, 2004 in addition to sales recognized by the Connectivity Solutions business in January 2004 as operated by Avaya prior to our acquisition of this business on January 31, 2004. The pro forma net sales in the table above for the six months ended June 30, 2003 reflect sales recognized by the Connectivity Solutions business during that period as operated by Avaya.

The discussion below focuses on the changes in net sales for the three months ended June 30, 2004 as compared to the pro forma net sales for the three months ended June 30, 2003. The discussion below also compares the pro forma net sales for the six months ended June 30, 2004 to the pro forma net sales for the six months ended June 31, 2003 since the actual net sales for the five-month period ended June 30, 2004 would not be comparable. However, these pro forma results may not be indicative of the actual results of the Connectivity Solutions segment as operated by CommScope.

The net sales of SYSTIMAX Products, on a pro forma basis, were relatively flat year over year for the second quarter primarily due to unusually strong sales volumes in the second quarter of 2003. Second quarter 2004 sales performance was somewhat impacted by previously announced price increases for our products. During the quarter ended March 31, 2004, we announced two price increases for new projects primarily due to the rising cost of copper and certain polymers. The year-over-year decrease in net sales of SYSTIMAX Products, on a pro forma basis, for the first six months was primarily the result of our effort to reduce external inventory balances held by distributors to a more appropriate level. We expect demand for SYSTIMAX products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending, among other things.

The increase in net sales of ExchangeMAX Products, on a pro forma basis, for the second quarter was primarily related to higher sales volumes from our netSet® remote provisioning systems, among other things. However, competitive pricing pressure continues to affect sales of ExchangeMAX Products. Net sales of ExchangeMAX Products, on a pro forma basis, for the first six months were flat.

The increase in net sales of Integrated Cabinet Solutions (“ICS”) Products, on a pro forma basis, for the second quarter and first six months was primarily due to increased sales volumes resulting from increasing service provider deployments of Digital Subscriber Lines. However, second quarter 2004 sales of ICS products declined from the first quarter levels as a large customer neared completion of current planned projects.

Gross profit (net sales less cost of sales)

The year-over year increases in gross profit for the three and six month periods ended June 30, 2004 were primarily due to the acquisition of the Connectivity Solutions business as of January 31, 2004. Second quarter 2004 gross profit margin increased to 23.1% from 20.4% in the second quarter of 2003, primarily as a result of the acquisition. Gross profit margin for the first six months was flat year over year. Gross profit margins for the three and six month periods ended June 30, 2004 were affected by charges totaling $1.3 million and $14.6 million, respectively, related to the impact of purchase accounting adjustments on the Connectivity Solutions segment inventory. These purchase accounting adjustments resulted from the write-up above replacement manufacturing cost of a portion of Connectivity Solutions’ finished goods and work in process inventory to reflect its acquired fair value as of the acquisition date under purchase accounting guidance. This write-up to fair value results in an increase in cost of sales and lower margins following the acquisition as the acquired inventory is sold.

Over the last 12 months, the costs of copper, plastics and polymers have increased substantially. As a result of these higher costs, we have announced price increases for certain products. While we expect improved gross margins as a result of the selected price increases, the inability to achieve continued market acceptance of the price increases could result in lower gross profit and gross profit margin.

Selling, general and administrative expense

The increases in selling, general and administrative (“SG&A”) expense for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 were primarily due to the acquisition of Connectivity Solutions as of January 31, 2004. SG&A expense as a percentage of net sales was also slightly higher year over year in both the second quarter and first six months, primarily as a result of the acquisition.

Research and development

Research and development (“R&D”) expense increased for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 primarily due to the acquisition of Connectivity Solutions as of January 31, 2004, which has extensive research and development activities. R&D expense as a percentage of net sales was also slightly higher year over year in both the second quarter and first six months, primarily as a result of the acquisition.

In-process research and development charges

We recognized a $3.9 million pretax charge during the first quarter of 2004 for the write-off of in-process research and development acquired in our acquisition of Connectivity Solutions. This in-process research and development was valued as an intangible asset by independent appraisal in accordance with purchase accounting guidance. Since research and development activities are required to be expensed as incurred under U.S. generally accepted accounting principles, this acquired intangible asset was written off immediately following the acquisition date.

Acquisition-related transition and startup costs

We incurred pretax charges of $1.2 million and $8.0 million for the three and six month periods ended June 30, 2004, respectively, as a result of startup, transition and other costs related to the acquisition of Connectivity Solutions. These charges primarily related to information technology, transition services, and other acquisition-related costs.

We reduced the Connectivity Solutions segment workforce by approximately 45 employees, or 2% of the segment’s global workforce, during the first quarter of 2004. The reductions were primarily related to our efforts to improve operational efficiency and reduce cost. We recorded total pretax charges of approximately $1.6 million in acquisition-related transition and startup costs for employee termination benefits related to this workforce reduction during the first quarter of 2004. We intend to continue evaluating all aspects of our business and to take appropriate action to position us for long-term success and strong competitiveness.

Loss on early extinguishment of debt

We recognized a $5.0 million pretax loss during the first quarter of 2004 on the early extinguishment of our 4% convertible subordinated notes. This loss includes premiums paid and accrued to note holders in the amount of $3.1 million and the write-off of the remaining balance of related long-term financing costs in the amount $1.9 million. See further discussion under “Liquidity and Capital Resources.”

Net interest expense

The year-over-year increases in net interest expense for the three and six month periods ended June 30, 2004 were primarily due to higher average outstanding balances of long-term debt incurred primarily for the acquisition of Connectivity Solutions. This increase was partially offset for these periods by a decrease in our effective interest rate. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, decreased to 2.66% as of June 30, 2004 compared to 4.87% as of December 31, 2003. This decrease in our effective interest rate was mainly due to the refinancing of our existing $172.5 million aggregate principal amount of 4% convertible notes with the issuance of $250.0 million aggregate principal amount of 1% convertible senior subordinated debentures.

Income taxes

Our consolidated effective income tax rate was 35% and 36% for the three and six month periods ended June 30, 2004, respectively, compared to 37% for the three and six month periods ended June 30, 2003. The reduction in our effective income tax rate was primarily due to our acquisition of Connectivity Solutions in the first quarter of 2004, which expanded our international activities in lower tax rate jurisdictions. In addition, our 2004 effective income tax rate was reduced by the reversal of a $1.4 million valuation allowance, which was established in 2001 for a deferred tax asset created by the impairment of an investment. The capital gain realized in the second quarter of 2004 will allow us to realize the tax benefit associated with that impairment loss. However, the favorable impact of these two items was mostly offset by the tax impact of the net gain on the OFS BrightWave, LLC transaction, which was recorded at a 37% effective income tax rate in the second quarter of 2004.

OFS BrightWave, LLC

Effective November 16, 2001, we acquired an approximate 18.4% ownership interest in OFS BrightWave, an optical fiber and fiber cable venture between us and Furukawa. During the three months ended March 31, 2004, OFS BrightWave began to move certain cable production from the Norcross facility to the Carrollton facility. Effective April 1, 2004, Furukawa contributed its investment in the Carrollton facility to OFS BrightWave. Because we did not elect to make further corresponding investments in OFS BrightWave, this additional investment in OFS BrightWave by Furukawa reduced our ownership percentage in OFS BrightWave from 18.4% to 9.4%, effective April 1, 2004.

Primarily as a result of the continuing weakness in the fiber optic cable market and Furukawa’s continuing efforts to restructure its OFS operations, we agreed with Furukawa to further amend our existing contractual arrangements in the second quarter of 2004 for the mutual benefit of both companies. On June 11, 2004, we assigned all of our rights and duties under our contractual arrangements with Furukawa to our wholly-owned subsidiary, CommScope Optical Technologies, Inc. (“CommScope Optical”). On June 14, 2004, CommScope Optical and Furukawa changed the period in which CommScope Optical could exercise its contractual right to sell its ownership interest in OFS BrightWave to Furukawa from 2006 to any time on or after June 14, 2004 and changed the exercise price from $173.4 million in cash to the approximately 7.7 million shares of our common stock owned by Furukawa. On June 14, 2004, CommScope Optical exercised its contractual right to sell and sold its 9.4% ownership interest in OFS BrightWave to Furukawa in exchange for delivery by Furukawa of the approximately 7.7 million shares of our common stock owned by Furukawa, which were valued at $132.3 million as of the transaction date. We currently hold these shares as treasury stock.

As a result of this transaction, we no longer own any equity interest in OFS BrightWave. However, we maintained our strategic relationship with Furukawa by entering into a new four-year optical fiber supply agreement with OFS Fitel, LLC (“Fitel”), a wholly-owned, indirect subsidiary of Furukawa, replacing the existing supply agreement with Fitel that was scheduled to expire in November 2004. Through this supply agreement, we continue to have access to a broad array of technologically advanced optical fibers. We also have a cross license arrangement with a subsidiary of Furukawa for key intellectual property.

This transaction does not affect our right to receive full payment from OFS BrightWave under the $30 million revolving note due in 2006, based on its original terms. The carrying value of this note was reduced to approximately $11 million as of June 14, 2004 under equity method accounting rules, which requires accounting for an advance to an equity method investee in the same manner as the investment, once the carrying value of the investment has been reduced to zero. Primarily due to market conditions for optical fiber and because we no longer have an equity ownership interest in OFS BrightWave, we determined that there was an other-than-temporary impairment in the carrying value of this asset as of the transaction date. Accordingly, a pretax impairment charge of $11 million was recognized as a reduction of the gain on the OFS BrightWave transaction during the quarter ended June 30, 2004.

The OFS BrightWave transaction resulted in a net pretax gain in the amount of $121.3 million, or $1.24 per diluted share, net of tax, during the second quarter of 2004. This gain represents (1) the fair value of the common stock received by us in exchange for our transfer of our ownership interest in OFS BrightWave to Furukawa, plus (2) the realized gain from our cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) the impairment charge related to the $30 million note receivable from OFS BrightWave. The after-tax net gain is reflected in our statement of operations after income (loss) before equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction. The income tax impact of this gain enables us to realize our deferred tax asset related to our share of the cumulative financial statement net losses of OFS BrightWave. In addition, this transaction creates a capital gain for tax purposes, which allows us to deduct a capital loss related to the 2001 impairment of an investment, creating a current tax benefit of $1.4 million from this capital loss deduction.

Our share of the losses of OFS BrightWave for the period from April 1, 2004 through June 14, 2004, was approximately $0.9 million, pretax. For the period from January 1, 2004 through June 14, 2004, our share of the losses of OFS BrightWave was approximately $2.3 million, pretax. For the three and six month periods ended June 30, 2003, our share of the losses of OFS BrightWave was approximately $53.9 million and $60.0 million, respectively. Since OFS BrightWave has elected to be taxed as a partnership, we recorded a tax benefit related to our share in the flow-through losses of approximately $0.3 million for the period from April 1, 2004 through June 14, 2004 and approximately $0.8 million for the period from January 1, 2004 through June 14, 2004. We recorded a tax benefit related to our share in the flow-through losses of approximately $20.0 million and $22.2 million for the three and six month periods ended June 30, 2003, respectively.

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

	As of
	June 30, 2004	December 31, 2003	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$139.1	$206.0	$(66.9)	(32.5)%
Working capital, excluding cash and current portion of long-term debt	$122.1	$74.6	$47.5	63.7
Long-term debt, including current maturities	$328.3	$183.3	$145.0	79.1
Stockholders’ equity	427.6	455.7	(28.1)	(6.2)
Book capital structure	$755.9	$639.0	$116.9	18.3
Long-term debt as a % of book capital structure	43.4%	28.7%

The decrease in cash as of June 30, 2004 as compared to December 31, 2003 was primarily driven by the use of $150 million of cash on hand as partial payment to Avaya for the acquisition of Connectivity Solutions. We borrowed an additional $100 million under our new senior secured credit facility to finance the remaining portion of the acquisition cost. We used the proceeds from the issuance of $250.0 million aggregate principal amount of 1% convertible senior subordinated debentures during the first six months of 2004 to repurchase $172.5 million aggregate principal amount of our 4% convertible notes, to repay $25 million of borrowings under our revolving credit facility, and for other general corporate purposes.

Our long-term debt as a percent of book capital structure increased during the first six months of 2004 primarily due to the issuance of $250 million aggregate principal amount of 1% convertible senior subordinated debentures, which was partially offset by the extinguishment of our $172.5 million aggregate principal amount of 4% convertible subordinated notes and the repayment of $25 million under our revolving credit facility. In addition, we borrowed $75 million under the new 5-year, $185 million senior secured credit facility during the first six months of 2004. Our book capital structure was also impacted by our receipt of approximately 7.7 million shares of our common stock, valued at approximately $132.3 million, from Furukawa in a nonmonetary exchange for our investment in OFS BrightWave.

	Six months ended June 30,		Dollar	%
	2004	2003	Change	Change
	(dollars in millions)
Net cash provided by operating activities	$58.0	$22.6	$35.4	156.6%
Increase (decrease) in working capital, excluding cash, current portion of long-term debt, and acquisition of Connectivity Solutions working capital	(34.6)	9.3	(43.9)	(472.0)
Depreciation and amortization	30.3	17.4	12.9	74.1
Capital expenditures	4.5	2.5	2.0	80.0

Operating Activities

Net cash provided by operating activities increased year over year primarily due to the decrease in working capital as we worked to reduce inventory balances in our Connectivity Solutions segment to a more appropriate level. We expect working capital to increase as a percentage of sales in 2004 as a result of the Connectivity Solutions acquisition. However, we believe that we can improve working capital performance of the Connectivity Solutions segment by reducing inventory and improving inventory turnover.

Depreciation and amortization increased year over year primarily due to the acquisition of Connectivity Solutions, which included approximately $75 million of amortizable intangible assets.

Investing Activities

Investment in property, plant and equipment during the first quarter was higher year over year primarily due to the capital spending in the Connectivity Solutions segment. Including the Connectivity Solutions segment, we currently expect total capital expenditures to be approximately $25 million in 2004 compared to $5 million in 2003. The expected increase in capital spending during 2004 is primarily for cost reduction efforts, information technology initiatives and additional production capability in Asia. We expect total capital expenditures to remain at a level below consolidated depreciation and amortization expense for the next several years.

As discussed further below, as of January 31, 2004, we completed the acquisition from Avaya of substantially all of the assets, subject to current liabilities, and assumed up to $65 million of other specified liabilities, primarily related to employee benefits, of Connectivity Solutions. The total purchase price consisted of $250 million in cash, subject to post-closing adjustments, and approximately 1.8 million shares of our common stock. We are currently preparing to seek third party resolution concerning the amount of such post-closing adjustments, in accordance with the terms of the Asset Purchase Agreement. Final resolution of this matter may result in an adjustment to the amounts recorded in connection with the Connectivity Solutions acquisition. However, management does not currently believe that such adjustments, if any, will have a material effect on our financial position or results of operations.

Financing Activities

We entered into a $100 million secured credit facility that closed January 10, 2003. The facility was not drawn at December 31, 2003. We replaced this facility on January 31, 2004 in connection with our acquisition of Connectivity Solutions as described below.

The cash portion of the purchase price for Connectivity Solutions consisted of $150 million from our existing cash balances and $100 million from borrowings under a new 5-year, $185 million senior secured credit facility, which consisted of a $75 million term loan and a $110 million revolving credit facility. In connection with this senior secured credit facility, we incurred costs of approximately $4.6 million, which were capitalized as other assets and are being amortized over the term of the facility. As of June 30, 2004, we owed $67.5 million under the term loan. We had availability under the new revolving credit facility of approximately $67 million and had no outstanding borrowings under this revolving credit facility as of June 30, 2004. We believe we were in compliance with all of our covenants under this senior secured credit facility as of June 30, 2004.

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

In March 2004, we issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024. The proceeds from these debentures were used primarily to extinguish our outstanding 4% convertible subordinated notes due December 15, 2006, to repay outstanding borrowings under our revolving credit facility, and for general corporate purposes. We repurchased $102.9 million of our 4% convertible subordinated notes during March 2004, and redeemed the remaining $69.6 million of these notes in April 2004. The repurchase and redemption of these 4% convertible notes resulted in a $5.0 million pretax loss on the early extinguishment of debt during the first six months of 2004. We also repaid $25 million of borrowings under our senior secured revolving credit facility in March 2004. In connection with the issuance of the debentures, we incurred costs of approximately $6.8 million, which were capitalized as other assets and are being amortized over a period of five years, representing the period through the date on which the debenture holders may first require us to repurchase the debentures.

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

These debentures are convertible into shares of our common stock in the following circumstances: during any fiscal quarter commencing after June 30, 2004, (1) if the closing price of our common stock exceeds 120% of the conversion price then in effect for at least twenty trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures; (3) if the debentures have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

The current conversion rate of these debentures is 45.9770 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events, as more fully explained in the Indenture: (1) payment or issuance of common stock as a dividend or distribution on our common stock; (2) the issuance to all holders of common stock of rights, warrants or options to purchase our common stock for a period expiring within 45 days of the record date for such distribution at a price less than the average of the closing sale prices for the 10 trading days preceding the declaration date for such distribution; (3) subdivisions, splits or combinations of our common stock; (4) distributions by us to all holders of our common stock of shares of our capital stock, evidences of indebtedness, property or assets, including rights, warrants, options and other securities but excluding dividends or distributions covered by clauses (1) or (2) above or any dividend or distribution paid exclusively in cash; provided that in the event that we distribute capital stock of, or similar equity interests in, a subsidiary or other business unit of ours, then the conversion rate will be adjusted based on the market value of the securities so distributed relative to the market value of our common stock, in each case based on the average closing sales prices of those securities (where such closing prices are available) for the 10 trading days commencing on and including the fifth trading day after the date on which “ex-dividend trading” commences for such distribution on the New York Stock Exchange or such other principal national or regional exchange or market on which the securities are then listed or quoted or in the absence of such a quotation, a closing sale price determined by us on a basis we consider appropriate; (5) the payment of cash as a dividend or distribution on our common stock, excluding any dividend or distribution in connection with our liquidation, dissolution or winding up; or (6) we or any of our subsidiaries makes a payment in respect of a tender offer or exchange offer for our common stock to the extent that the cash and value of any other consideration included in the payment per share of our common stock exceeds the closing sale price per share of our common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to such tender or exchange offer.

To the extent that our shareholder rights agreement dated June 12, 1997, as amended, or any future rights plan adopted by us is in effect upon conversion of the debentures into common stock, holders of the debentures will receive, in addition to the common stock, the rights under the rights plan unless the rights have separated from the common stock at the time of conversion, in which case the conversion rate will be adjusted as if we distributed to all holders of our common stock, shares of our capital stock, evidences of indebtedness, property or assets as described in clause (4) above, subject to readjustment in the event of the expiration, termination or redemption of such rights.

In the event of (1) any reclassification of our common stock; (2) a consolidation, merger or binding share exchange involving us; or (3) a sale or conveyance to another person or entity of all or substantially all of our property and assets, in which holders of our common stock would be entitled to receive stock, other securities, other property, assets or cash for their common stock, upon conversion holders of the debentures will be entitled to receive the same type of consideration that they would have been entitled to receive if they had converted the debentures into our common stock immediately prior to any of these events.

We may, from time to time, increase the conversion rate if our board of directors has made a determination that this increase would be in our best interests. In addition, we may increase the conversion rate if our board of directors deems it advisable to avoid or diminish any income tax to holders of common stock resulting from any stock or rights distribution.

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service, and employee obligations. We incurred pretax transition and startup costs of approximately $8.0 million during the six months ended June 30, 2004, related to the acquisition of Connectivity Solutions, which were primarily for information technology, transition services and other acquisition-related costs. We believe we have incurred most of the acquisition-related transition and startup costs associated with Connectivity Solutions as of June 30, 2004. In addition, we have assumed up to $65 million of other specified liabilities in this transaction, primarily related to employee benefits. These noncurrent employee benefit liabilities will be funded with cash flow from future operations.

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

CONTRACTUAL OBLIGATIONS

As a result of the acquisition of Connectivity Solutions as of January 31, 2004 in addition to financing activities that occurred during the six months ended June 30 2004, we have had a material change in our contractual obligations since December 31, 2003. The following table summarizing our contractual obligations has been updated from December 31, 2003 to reflect our consolidated contractual obligations as of June 30, 2004 (in millions):

	Total	Amount of Payments Due per Period
Contractual Obligations	Payments Due	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$328.3	$22.0	$26.0	$19.5	$260.8
Operating leases	45.0	6.6	13.4	9.9	15.1
Purchase obligations	3.9	3.9	—	—	—
Pension liabilities	33.0	0.2	3.3	2.4	27.1
Postretirement benefit liabilities	64.5	0.2	2.4	4.3	57.6
Foreign currency derivative	5.9	—	—	—	5.9
Total contractual obligations	$480.6	$32.9	$45.1	$36.1	$366.5

In addition to the contractual obligations listed above, we are contractually obligated to pay $2.5 million per year through March 15, 2024 for interest on our $250.0 million convertible debentures.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, transition, outlook, revenues, earnings, margins, accretion, synergies and other financial items, integration and restructuring plans related to our acquisition of substantially all of the assets and certain liabilities of the Connectivity Solutions business, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including, without limitation, by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes,” “think,” “thinks” and “scheduled” and similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, the challenges of transition, integration and restructuring associated with the acquisition of Connectivity Solutions; the impact of purchase accounting adjustments; the challenges of achieving anticipated synergies; the ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; customer demand for our products, applications and services; post-closing adjustments; any statements of belief and any statements of assumptions underlying any of the foregoing; expected demand from major domestic MSOs; telecommunications industry capital spending; ability to maintain successful relationships with our major distributors; industry consolidation; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; product demand and industry excess capacity; changes or fluctuations in global business conditions; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials, especially those that are available only from limited sources; ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and the ability to retain customers; possible disruption due to customer or supplier bankruptcy, reorganization or restructuring; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; successful operation of our vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth and earnings goals; ability to achieve reductions in costs; ability to retain and attract key personnel; developments in technology; intellectual property protection; product performance issues and associated warranties; adequacy and availability of insurance; regulatory changes affecting us or the industries we serve; acquisition activities and the ability to integrate acquisitions; the accounting and financial reporting impact of our stock options and convertible debt; environmental issues; terrorist activity or armed conflict; political instability; major health concerns and other factors. Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions, acquisitions of telecommunications companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 – April 30, 2004	—		—		—	—
May 1 – May 31, 2004	—		—		—	—
June 1 – June 30, 2004	7,656,900	(A)		(B)	Not applicable	Not applicable

(A)       On June 14, 2004, CommScope Optical exercised its contractual right to sell and sold its 9.4% ownership interest in OFS BrightWave to Furukawa in exchange for delivery by Furukawa of 7,656,900 shares of CommScope common stock owned by Furukawa.

(B)        The consideration for the purchase of all of the CommScope common stock held by Furukawa consisted of the transfer of CommScope Optical’s 9.4% ownership interest in OFS BrightWave, LLC to Furukawa.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Meeting”) on May 7, 2004. Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 61,354,730 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 58,049,948 shares voted in person or by proxy, constituting a quorum.

At the Meeting, two of the Company’s directors were elected for three-year terms ending at the 2007 Annual Meeting of Stockholders by the vote set forth below:

Name of Director	Votes For	Votes Withheld
Boyd L. George	53,757,540	4,292,408
George N. Hutton, Jr.	55,644,427	2,405,521

The Company’s other four directors, whose terms of office continue after the Meeting with terms expiring at the annual meetings in parentheses after their names, are James N. Whitson (2005), June E. Travis (2005), Frank M. Drendel (2006) and Duncan M. (“Lauch”) Faircloth (2006).

A proposal to approve the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan, as amended effective May 7, 2004 was approved by 42,734,971 votes cast in favor, 8,555,737 votes cast against, 1,349,146 votes abstaining and 5,410,094 broker non-votes.

A proposal to re-approve the material terms of the performance goals set forth under the Annual Incentive Plan as required under Section 162(m) of the Internal Revenue Code and the regulations promulgated thereunder was approved by 53,919,213 votes cast in favor, 2,772,346 votes cast against and 1,358,389 votes abstaining.

A proposal to ratify the appointment by the board of directors of the Company of Deloitte & Touche LLP as independent auditors for the Company for the 2004 fiscal year was approved by 57,500,600 votes cast in favor, 511,205 votes cast against and 38,143 votes abstaining.

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

99.1                Forward-Looking Information

(b)         Reports on Form 8-K filed during the three months ended June 30, 2004:

On May 4, 2004, we furnished a current report on Form 8-K announcing our financial results for the first quarter of 2004.

On June 15, 2004, we filed a current report on Form 8-K announcing the restructuring of our relationship with Furukawa.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commscope, Inc.
August 9, 2004	/s/ Jearld L. Leonhardt
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant