Form 10-Q
period 2004-09-30
COMMSCOPE INC
filed 2004-11-08
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒  No  ☐

As of November 1, 2004 there were 54,381,736 shares of Common Stock outstanding.

CommScope, Inc.

Form 10-Q

September 30, 2004

Table of Contents

Part I - Financial Information (Unaudited):

Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II - Other Information:

Item 6. Exhibits

Signatures

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited — In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$309,090	$148,723	$857,100	$419,513

Operating costs and expenses:
Cost of sales	231,101	118,082	669,550	335,956
Selling, general and administrative	51,510	20,851	139,237	62,732
Research and development	7,397	1,486	20,408	4,530
Impairment charges for fixed assets	—	—	—	31,728
In-process research and development charges	90	—	3,984	—
Acquisition-related transition and startup costs	215	—	8,196	—
Total operating costs and expenses	290,313	140,419	841,375	434,946
Operating income (loss)	18,777	8,304	15,725	(15,433)
Other income (expense), net	603	4	(282)	209
Loss on early extinguishment of debt	—	—	(5,029)	—
Interest expense	(2,133)	(2,207)	(7,332)	(6,548)
Interest income	810	649	1,734	1,981
Income (loss) before income taxes, equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction	18,057	6,750	4,816	(19,791)
Income tax benefit (expense)	(2,974)	(2,498)	2,967	7,322
Income (loss) before equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction	15,083	4,252	7,783	(12,469)
Equity in losses of OFS BrightWave, LLC, net of tax	—	(3,130)	(1,393)	(40,857)
Net gain on OFS BrightWave, LLC transaction, net of tax	—	—	76,437	—
Net income (loss)	$15,083	$1,122	$82,827	$(53,326)

Net income (loss) per share:
Basic	$0.28	$0.02	$1.42	$(0.90)
Assuming dilution	$0.27	$0.02	$1.38	$(0.90)

Weighted average shares outstanding:
Basic	54,018	59,220	58,335	59,220
Assuming dilution	55,737	59,610	59,821	59,220

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited — In thousands, except share amounts)

	September 30, 2004	December 31, 2003
Assets

Cash and cash equivalents	$178,856	$206,038
Accounts receivable, less allowance for doubtful accounts of $15,181 and $12,145, respectively	142,828	69,461
Inventories	109,064	32,723
Prepaid expenses and other current assets	12,630	8,389
Deferred income taxes	16,786	14,061
Total current assets	460,164	330,672

Property, plant and equipment, net	327,691	176,290
Goodwill	151,363	151,368
Other intangibles, net of accumulated amortization of $50,862 and $42,435, respectively	79,915	6,330
Deferred income taxes	17,767	44,756
Advances to OFS BrightWave, LLC	—	13,361
Other assets	18,018	17,004

Total Assets	$1,054,918	$739,781

Liabilities and Stockholders’ Equity

Accounts payable	$66,074	$14,659
Other accrued liabilities	94,479	35,377
Current portion of long-term debt	21,500	—
Total current liabilities	182,053	50,036

Long-term debt	300,550	183,300
Pension and postretirement benefit liabilities	93,730	30,397
Other noncurrent liabilities	27,830	20,342
Total Liabilities	604,163	284,075

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 64,528,468 at September 30, 2004 and 61,861,376 at December 31, 2003; Issued and outstanding shares: 54,328,468 at September 30, 2004 and 59,318,276 at December 31, 2003	645	619
Additional paid-in capital	430,114	384,889
Retained earnings	173,782	90,955
Accumulated other comprehensive loss	(8,251)	(7,533)
Treasury stock, at cost: 10,200,000 shares at September 30, 2004 and 2,543,100 at December 31, 2003	(145,535)	(13,224)
Total Stockholders’ Equity	450,755	455,706

Total Liabilities and Stockholders’ Equity	$1,054,918	$739,781

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited — In thousands)

	Nine Months Ended September 30,
	2004	2003

Operating Activities:
Net income (loss)	$82,827	$(53,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,161	25,523
In-process research and development charges	3,984	—
Gain on OFS BrightWave, LLC transaction, pretax	(132,425)	—
Impairment of note receivable from OFS BrightWave, LLC, pretax	11,098	—
Equity in losses of OFS BrightWave, LLC, pretax	2,258	64,978
Impairment charges for fixed assets	—	31,728
Deferred income taxes	24,082	(27,820)
Tax benefit from stock option exercises	1,991	—
Changes in assets and liabilities:
Accounts receivable	(24,646)	(10,415)
Inventories	40,007	2,187
Prepaid expenses and other current assets	446	8,787
Accounts payable and other accrued liabilities	34,461	9,203
Other noncurrent liabilities	10,062	4,033
Other	(1,188)	115
Net cash provided by operating activities	98,118	54,993

Investing Activities:
Additions to property, plant and equipment	(7,753)	(4,088)
Acquisition of Connectivity Solutions	(293,271)	—
Proceeds from disposal of fixed assets	3,926	211
Net cash used in investing activities	(297,098)	(3,877)

Financing Activities:
Proceeds from issuance of long-term debt	75,000	—
Principal payments on long-term debt	(13,750)	—
Proceeds from issuance of convertible notes	250,000	—
Repayment of convertible notes	(172,500)	—
Proceeds from issuance of stock	32,853	—
Long-term financing costs	(10,730)	(1,215)
Proceeds from exercise of stock options	10,907	—
Net cash provided by (used in) financing activities	171,780	(1,215)

Effect of exchange rate changes on cash	18	1,290

Change in cash and cash equivalents	(27,182)	51,191
Cash and cash equivalents, beginning of period	206,038	120,102
Cash and cash equivalents, end of period	$178,856	$171,293

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)

(Unaudited — In thousands, except share amounts)

	Nine Months Ended September 30,
	2004	2003

Number of common shares outstanding:
Balance at beginning of period	59,318,276	59,219,567
Issuance of shares to Avaya Inc.	1,761,538	—
Repurchase of shares from Furukawa	(7,656,900)	—
Issuance of shares for stock option exercises	905,554	—
Balance at end of period	54,328,468	59,219,567

Common stock:
Balance at beginning of period	$619	$618
Issuance of shares to Avaya Inc.	18	—
Issuance of shares for stock option exercises	8	—
Balance at end of period	$645	$618

Additional paid-in capital:
Balance at beginning of period	$384,889	$383,541
Issuance of shares to Avaya Inc.	32,335	—
Issuance of shares for stock option exercises	10,899	—
Tax benefit from stock option exercises	1,991	—
Balance at end of period	$430,114	$383,541

Retained earnings:
Balance at beginning of period	$90,955	$161,515
Net income (loss)	82,827	(53,326)
Balance at end of period	$173,782	$108,189

Accumulated other comprehensive loss:
Balance at beginning of period	$(7,533)	$(14,915)
Other comprehensive income (loss), net of tax	(718)	5,992
Balance at end of period	$(8,251)	$(8,923)

Treasury stock, at cost:
Balance at beginning of period	$(13,224)	$(13,224)
Treasury shares repurchased	(132,311)	—
Balance at end of period	$(145,535)	$(13,224)

Total stockholders’ equity	$450,755	$470,201

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Comprehensive income (loss):
Net income (loss)	$15,083	$1,122	$82,827	$(53,326)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) - foreign subsidiaries	(1,064)	275	(284)	(346)
Foreign currency transaction gain (loss) on long-term intercompany loans - foreign subsidiaries	3,278	(662)	(131)	8,487
Loss on derivative financial instrument designated as a net investment hedge	(306)	(488)	(303)	(2,149)
Total other comprehensive income (loss), net of tax	1,908	(875)	(718)	5,992

Total comprehensive income (loss)	$16,991	$247	$82,109	$(47,334)

See notes to condensed consolidated financial statements.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited - In Thousands, Except Per Share Amounts or Unless Otherwise Noted)

1.  BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc. (“CommScope” or the “Company”), through its wholly owned subsidiaries, operates in the cable and structured cabling systems manufacturing business, with manufacturing facilities located in the United States, Europe, Australia, Asia and South America.  CommScope, Inc. was incorporated in Delaware in January 1997.  CommScope is a leading worldwide designer, manufacturer and marketer of broadband coaxial cables and other high-performance electronic and fiber optic cable products for cable television, telephony, Internet access, wireless communications and other broadband services.  Management believes CommScope is the world’s largest manufacturer of coaxial cable for hybrid fiber coaxial (HFC) broadband networks.  CommScope is also a leading supplier of coaxial, twisted pair, and fiber optic cables for premise wiring (local area networks), wireless and other communication applications.  In late 2001, CommScope acquired an equity interest in an optical fiber and fiber optic cable manufacturing business.  In June 2004, CommScope sold its equity interest in this optical fiber and fiber optic cable manufacturing business (see Note 6).  In January 2004, CommScope acquired substantially all the assets and assumed certain liabilities of the Connectivity Solutions business (“Connectivity Solutions,” or as operated by the Company, the “Connectivity Solutions segment”) from Avaya Inc. (“Avaya”) (see Note 2).

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations, and comprehensive income (loss) for the three and nine month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2004 and 2003 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (“Anixter”) accounted for 39.9% and 34.5% of the Company’s total net sales during the three and nine month periods ended September 30, 2004, respectively.  Sales to Anixter were primarily made from the Company’s Connectivity Solutions segment.  No other customer accounted for 10% or more of the Company’s total net sales for the three and nine month periods ended September 30, 2004.

Accounts receivable from Anixter represented approximately 37.9% of net accounts receivable as of September 30, 2004.  No other customer accounted for 10% or more of the Company’s net accounts receivable as of September 30, 2004.

Goodwill and Other Intangible Assets

The Company tests goodwill and other intangible assets with indefinite lives for impairment annually at the same time each year and on an interim basis when events or circumstances change.  Management has completed this annual impairment test as of August 31, 2004 and believes that neither goodwill nor other intangible assets with indefinite lives were impaired as of this date.  There have been no events or changes in circumstances requiring additional impairment testing.

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

Prior to the acquisition of Connectivity Solutions as of January 31, 2004, the Company’s product warranty liability and the related activity was insignificant to the financial position and results of operations of the Company.  However, the acquisition of Connectivity Solutions has increased the Company’s product warranty exposure and related liability.  During the three months ended September 30, 2004, the Company revised the estimated fair value of the product liability accrual assumed in the acquisition of Connectivity Solutions resulting in an adjustment to the purchase price allocation (see Note 2).

Activity in the product warranty accrual, included in other accrued liabilities, for the three and nine month periods ended September 30, 2004 consisted of the following:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Product warranty accrual, beginning of period	$8,106	$576
Product warranty accrual assumed in the acquisition of Connectivity Solutions	(6,000)	2,314
Provision for warranty claims	114	212
Less: warranty claims paid	(170)	(1,052)
Product warranty accrual, end of period	$2,050	$2,050

Stock Options

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$15,083	$1,122	$82,827	$(53,326)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,863	1,694	5,311	5,133
Pro forma net income (loss)	$13,220	$(572)	$77,516	$(58,459)

Net income (loss) per share:
Basic—as reported	$0.28	$0.02	$1.42	$(0.90)
Basic—pro forma	$0.24	$(0.01)	$1.33	$(0.99)

Diluted—as reported	$0.27	$0.02	$1.38	$(0.90)
Diluted—pro forma	$0.24	$(0.01)	$1.31	$(0.99)

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

Commitments and Contingencies

CommScope leases certain equipment and facilities under operating leases expiring at various dates, most of which expire prior to the end of 2012.  Future minimum rental payments required under operating leases with initial terms of one year or more are: $9.3 million in 2004; $8.8 million in 2005; $7.5 million in 2006; $6.7 million in 2007; $6.0 million in 2008; and $16.1 million thereafter.

CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes that none of these legal matters will have a material adverse effect on the Company’s financial statements upon final disposition.  In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials.  Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Impact of Newly Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified by the Company after March 31, 2004 and for hedging relationships designated by the Company after March 31, 2004. All provisions of this Statement were to be applied prospectively.  The application of this Statement did not have a material effect on the Company’s results of operations or financial position.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.”  This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions;” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces.  Additional disclosures have been added including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  Except as noted below, this Statement was effective for the Company as of December 31, 2003.  The interim-period disclosures were effective for the Company beginning with the interim period ending March 31, 2004.  Disclosure of certain information regarding the Company’s foreign defined benefit plan is effective for the fiscal year ending December 31, 2004.  Disclosure of the estimated future benefits is also deferred until the fiscal year ending December 31, 2004.  The Company has adjusted its quarterly disclosure and will adjust its future annual disclosure in accordance with this Statement.

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

In April 2004, the FASB issued FASB Staff Position (FSP) No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, ‘Disclosure of Information about Capital Structure,’ Relating to Contingently Convertible Securities.”  This FSP interprets how the disclosure provisions of SFAS No. 129 apply to contingently convertible securities and to their potentially dilutive effects on net income (loss) per share.  The guidance in this FSP was effective immediately and applies to all existing and newly created securities.  Management believes the Company’s disclosures comply with the requirements of this FSP.

In June 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits.  It says that if the benefits provided by a plan are actuarially equivalent to Medicare Part D, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment should reflect the effects of the Act.  It also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.  The Company implemented this FSP on a prospective basis during the three months ended September 30, 2004.  Implementing this FSP lowered the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit cost for the three and nine months ended September 30, 2004 (see Note 12).

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”  Issue No. 04-8 requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price be included in diluted net income per share (if dilutive) regardless of whether the market conditions have been met. The consensus reached by the EITF in this Issue is expected to be effective for reporting periods ending after December 15, 2004.  Issue No. 04-8 applies retroactively to instruments outstanding at the date of adoption of this consensus, which is the end of the first reporting period after its effective date, and requires prior period diluted net income per share amounts presented for comparative purposes to be restated to conform to this consensus.  The Company believes its 1% convertible senior subordinated debentures (see Note 4) will be subject to the requirements of Issue No. 04-8.  The impact of the application of this Issue on the Company’s diluted net income per share is presented in Note 5.

2.                                      ACQUISITION OF CONNECTIVITY SOLUTIONS

Effective January 31, 2004, CommScope completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions.  The total purchase price consisted of $250 million in cash, subject to post-closing adjustments and the closing of the acquisition of certain international operations, and approximately 1.8 million shares of CommScope common stock.  These shares were valued at $32.4 million on the closing date, based on the five-day average market price of CommScope’s common stock beginning on the second trading day prior to the closing date and ending on the third trading day after the closing date, which was reduced by a $0.5 million accrual for estimated registration costs.  CommScope assumed certain current liabilities and up to $65 million of other specified liabilities, primarily related to employee benefits.  The cash portion of the purchase price consisted of $150 million from CommScope’s existing cash balances and $100 million from borrowing under a new 5-year, $185 million senior secured credit facility.  The Company is seeking third party resolution concerning the amount of post-closing adjustments to the purchase price, in accordance with the terms of the Asset Purchase Agreement.  Final resolution of this matter may result in an adjustment to the amounts recorded in connection with the Connectivity Solutions acquisition.  However, management does not currently believe that such adjustments, if any, will have a material effect on the Company’s financial position or results of operations.

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

The Company has prepared a preliminary estimate of the fair values assigned to each major asset and liability caption of Connectivity Solutions as of the January 31, 2004 closing date.  This preliminary estimate has been updated to reflect a revised purchase price allocation based on new information related to estimates of the fair values of certain assets acquired and liabilities assumed.  These values are subject to change until certain management estimates, including the amount of post-closing adjustments, have been finalized.   Changes in these estimates could have a material impact on the purchase price allocation and the resultant amounts of the assets and liabilities disclosed below.

As of January 31, 2004
(In millions)

Accounts receivable	$46.3
Inventories	114.3
Other current assets	1.4
Property, plant and equipment	175.7
Intangible assets	86.0
Other noncurrent assets	0.1

Total assets	$423.8

Accounts payable	$32.1
Employee benefit liabilities	12.5
Other current liabilities	30.9
Pension and postretirement benefit liabilities	53.8
Other noncurrent liabilities	3.5

Total liabilities	$132.8

Differences between the amounts reflected above and the amounts disclosed in the Company’s 2003 annual report on Form 10-K/A are due to updated information about certain estimates obtained by management subsequent to the filing of such Form 10-K/A.  Differences in the amount of assets and liabilities included in this quarterly report on Form 10-Q and the amounts disclosed in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004 are due to changes in accounting estimates primarily arising from updated information about certain estimates and the availability of new information.  The effect of this change in accounting estimate on the condensed consolidated financial statements for the three and nine month periods ended September 30, 2004 was not material.

The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation of the excess of the fair value of acquired net assets over the cost of the acquisition of Connectivity Solutions.  This excess was allocated to the noncurrent assets acquired based on their relative fair values.  Further adjustments to the purchase price allocation may affect the calculation of the excess of the fair value of acquired net assets over cost and therefore affect the allocation of this excess to the noncurrent assets acquired.  Adjustments to this allocation will affect amounts recognized for depreciation and amortization expense and will be disclosed in the period recognized as a change in estimate.

Intangible assets reflected above were determined by management to meet the criterion for recognition apart from goodwill and include the following:

	Estimated Fair Value	Amortization Period
	(In millions)	(in years)

Developed technologies (for internal use)	$28.5	9.0
Developed technologies (for external use)	16.6	14.0
Customer base	11.8	9.0
Favorable contracts	9.0	3.0
Other	3.8	3.0

Total amortizable intangible assets	$69.7

Trademarks	12.3
In-process research and development	4.0

Total intangible assets	$86.0

Weighted average amortization period		7.0

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

In-process research and development assets were written off and reflected in the Company’s statement of operations as in-process research and development charges during the nine months ended September 30, 2004.  Management believed that the assets under development had no alternative future use as of the date of the third party valuation of this intangible asset, resulting in its immediate write-off, with subsequent adjustments and write-offs resulting from changes in the purchase price allocation in the period in which such changes are recognized.

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

These amortizable intangible assets will be amortized over their remaining useful lives on a straight-line basis.  Annual amortization expense for these intangible assets is expected to be $9.1 million in 2004, $9.9 million in 2005 and 2006, $6.0 million in 2007, $5.7 million in 2008 and $29.1 million thereafter.

CommScope’s consolidated results of operations for the three and nine month periods ended September 30, 2004 include the results of operations of the Connectivity Solutions segment for the three month period ended September 30, 2004 and the eight-month period from February 1, 2004 through September 30, 2004, respectively.  The following table includes the actual consolidated results of operations for CommScope for the three months ended September 30, 2004.  In addition, the table presents pro forma consolidated results of operations for CommScope for the three months ended September 30, 2003, and the nine month periods ended September 30, 2004 and 2003, as though the acquisition of Connectivity Solutions had been completed as of the beginning of each period.  This pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of the dates indicated.  The amounts for the Connectivity Solutions business of Avaya included in this pro forma information for the three and nine months ended September 30, 2003 and the month of January 2004 are based on the historical results of the Connectivity Solutions business as a division of Avaya, however, and therefore may not be indicative of the actual results of the Connectivity Solutions segment when operated as part of CommScope.  Moreover, the pro forma information does not reflect all of the changes that may result from the acquisition, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; challenges of achieving anticipated synergies; ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; and customer demand for Connectivity Solutions segment products.  The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually be required.  Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Actual	Pro Forma	Pro Forma
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$309,090	$289,411	$882,810	$824,844
Net income (loss)	15,083	4,306	75,762	(51,245)
Net income (loss) per share, assuming dilution	0.27	0.07	1.26	(0.84)

These pro forma results reflect the elimination of intercompany sales during each period and immaterial pro forma adjustments for interest expense, depreciation, amortization and related income taxes.  These pro forma results also include $10.8 million and $35.3 million of corporate overhead costs allocated by Avaya to the Connectivity Solutions business during the three and nine month periods ended September 30, 2003, respectively.  The pro forma results for the nine month period ended September 30, 2004 include an estimate of $4.0 million for corporate overhead costs that would have been allocated by Avaya to the Connectivity Solutions business during January 2004.  During the three month period ended September 30, 2004 and the eight month period from February 1, 2004 through September 30, 2004, CommScope incurred corporate overhead costs of approximately $2.0 million and $5.4 million, respectively, on behalf of the Connectivity Solutions segment.  Certain overhead costs previously incurred on behalf of and allocated to the Connectivity Solutions business by Avaya are now being incurred directly by the Connectivity Solutions segment.

Net income and net income per share for the three and nine month periods ended September 30, 2004 include certain material charges incurred during the periods, as listed below on a pretax basis:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Impact of inventory purchase accounting adjustments	$—	$14,628
Acquisition-related in-process research and development charges	90	3,984
Acquisition-related transition and startup costs	215	8,196
Loss on early extinguishment of debt	—	5,029

3.  INVENTORIES

	September 30, 2004	December 31, 2003

Raw materials	$37,988	$10,285
Work in process	17,762	9,708
Finished goods	53,314	12,730
	$109,064	$32,723

4.  LONG-TERM DEBT

	September 30, 2004	December 31, 2003

Senior Secured Term Loan	$61,250	$—
1% Convertible Debentures	250,000	—
4% Convertible Notes	—	172,500
IDA Notes	10,800	10,800
	322,050	183,300
Less: current portion	(21,500)	—
	$300,550	$183,300

The Company entered into a new 5-year, $185 million senior secured credit facility on January 31, 2004, in connection with its acquisition of Connectivity Solutions.  The new credit facility, which amended and restated CommScope’s previous credit facility, is comprised of a $75 million term loan and a $110 million revolving credit facility.  The credit facility is secured by substantially all of the Company’s assets, is guaranteed by all of the Company’s material domestic subsidiaries and contains certain financial and restrictive covenants.  The term loan facility is required to be repaid by CommScope in consecutive quarterly installments of $3.75 million from March 31, 2004 to September 30, 2004, $11.75 million on December 31, 2004 and $3.25 million on each quarterly payment date thereafter with a final payment of all outstanding principal and interest at maturity on December 31, 2008.  The Company is required to make additional repayments under the term loan facility in the event that a significant asset or group of assets included in the collateral base is sold.  The Company repaid an additional $2.5 million under the term loan facility during the three months ended September 30, 2004 due to the sale of its idle Kings Mountain facility.  In connection with this credit facility, the Company incurred costs of approximately $4.6 million, which were capitalized as other assets and are being amortized over the term of the facility.  The interest rate on the $75 million term loan facility is, at CommScope’s option, either the London Interbank Offered Rate plus 2.250% to 3.250%, or the Base Rate, defined as the higher of Prime Rate or Federal Funds Rate plus 0.500%, plus 0.750% to 1.750%, in each case based on the Company’s fixed charge coverage ratio.  The interest rate on the $110 million senior secured revolving credit facility is, at CommScope’s option, the London Interbank Offered Rate plus 2.00% to 3.00% or the Base Rate plus 0.500% to 1.500%, in each case based on the Company’s fixed charge coverage ratio.  As of September 30, 2004, the Company had availability of approximately $52 million and no outstanding borrowings under this senior secured revolving credit facility.  The Company’s ability to borrow under this facility depends on the amount of the borrowing base, which is determined as specified percentages of eligible receivables and inventory, reduced for certain reserves.  The facility contains certain restrictive covenants, including restrictions on incurring other indebtedness, entering into transactions to acquire or merge with any entity, making other fundamental changes, selling assets and paying dividends, among other things.  The Company is also required to comply with certain financial covenants, as defined, including a fixed charge coverage ratio, a funded senior debt to EBITDA ratio, a maximum annual capital expenditures covenant and a covenant requiring minimum ongoing excess borrowing availability of $10 million.  Management believes the Company was in compliance with all of its covenants under this facility as of September 30, 2004.

In March 2004, the Company issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024.  The proceeds from these debentures were used primarily to extinguish the Company’s outstanding 4% convertible subordinated notes due December 15, 2006, to repay outstanding borrowings under the Company’s revolving credit facility, and for general corporate purposes.  The Company repurchased $102.9 million of its 4% convertible subordinated notes during March 2004, and redeemed the remaining $69.6 million of these notes in April 2004.  The repurchase and redemption of these 4% convertible notes resulted in a $5.0 million pretax loss on the early extinguishment of debt during the first quarter of 2004.  The Company also repaid $25 million of borrowings under its senior secured revolving credit facility in March 2004.  In connection with the issuance of the debentures, the Company incurred costs of approximately $6.9 million, which were capitalized as other assets and are being amortized over a period of five years, representing the period through the date on which the debenture holders may first require the Company to repurchase the debentures.

The Company may redeem some or all of these debentures at any time on or after March 20, 2009 at a redemption price equal to 100% of the principal amount of the debentures, plus accrued interest.  Additionally, holders of these debentures may require the Company to repurchase all or any portion of their debentures for cash on March 20, 2009, March 15, 2014 and March 15, 2019 at a price equal to 100% of the principal amount of debentures to be repurchased, plus accrued interest.

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

On December 15, 1999, the Company issued $172.5 million aggregate principal amount of convertible notes, which were convertible into shares of common stock at a conversion rate of 20.7512 shares per $1,000 principal amount.  The effect of the assumed conversion of these notes was excluded from the calculation of net loss per share, assuming dilution, for the three and nine month periods ended September 30, 2003 because it would have been antidilutive in all periods.

The Company repurchased $102.9 million of these notes during March 2004, and redeemed the remaining $69.6 million of these notes in April 2004.

In March 2004, the Company issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures, which are convertible into shares of common stock at a conversion rate of 45.9770 shares per $1,000 principal amount representing a conversion price of $21.75 per share.  These debentures are convertible into shares of CommScope common stock under specific circumstances as described in Note 4.  The effect of the assumed conversion of these debentures was excluded from the calculation of net income (loss) per share, assuming dilution, for the three and nine month periods ended September 30, 2004 because the conversion contingencies were not met during such periods.

Below is a reconciliation of weighted average common shares outstanding for basic net income (loss) per share to weighted average common and potential common shares outstanding for diluted net income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$15,083	$1,122	$82,827	$(53,326)

Denominator:
Weighted average number of common shares outstanding for basic net income (loss) per share	54,018	59,220	58,335	59,220
Effect of dilutive employee stock options (A)	1,719	390	1,486	—
Weighted average number of common and potential common shares outstanding for diluted net income (loss) per share	55,737	59,610	59,821	59,220

(A)      Options to purchase approximately 630 thousand and 661 thousand common shares were excluded from the computation of net income per share, assuming dilution, for the three and nine month periods ended September 30, 2004, respectively, because they would have been antidilutive in both periods.  Options to purchase approximately 5.9 million common shares were excluded from the computation of net income (loss) per share, assuming dilution, for the three and nine month periods ended September 30, 2003 because they would have been antidilutive in both periods.

The consensus reached by the EITF on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” is expected to be effective for reporting periods ending after December 15, 2004.  The consensus requires restatement of previously reported net income per share, assuming dilution (see Note 1 for further discussion of Issue No. 04-8).  The Company did not have any contingently convertible debt outstanding prior to the issuance of its 1% convertible senior subordinated debentures in March 2004.  Accordingly, no restatement of periods prior to the three months ended March 31, 2004 is required under this consensus.  If the consensus had been applied during the three and six months ended June 30, 2004 and the three and nine months ended September 30, 2004, the impact would have been as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income per share, assuming dilution, as reported	$1.37	$1.10	$0.27	$1.38
Net income per share, assuming dilution, applying EITF Issue No. 04-8 consensus	$1.16	$1.01	$0.23	$1.24

There would be no effect from applying the consensus to the three months ended March 31, 2004 as the result would have been antidilutive due to the net loss for the period.

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

Primarily as a result of the continuing weakness in the global fiber optic cable market and Furukawa’s continuing efforts to restructure its OFS operations, the Company agreed with Furukawa to further amend their existing contractual arrangements in the second quarter of 2004 for the mutual benefit of both companies.  On June 11, 2004, CommScope assigned all of its rights and duties under its contractual arrangements with Furukawa to its wholly-owned subsidiary, CommScope Optical Technologies, Inc. (“CommScope Optical”).  On June 14, 2004, CommScope Optical and Furukawa changed the period in which CommScope Optical could exercise its contractual right to sell its ownership interest in OFS BrightWave to Furukawa from 2006 to any time on or after June 14, 2004 and changed the exercise price from $173.4 million in cash to the approximately 7.7 million shares of CommScope common stock owned by Furukawa.  On June 14, 2004, CommScope Optical exercised its contractual right to sell and sold its 9.4% ownership interest in OFS BrightWave to Furukawa in exchange for the approximately 7.7 million shares of CommScope common stock owned by Furukawa, which were valued at $132.3 million as of the transaction date.  CommScope currently holds these shares as treasury stock.  As a result of this transaction, CommScope no longer owns any equity interest in OFS BrightWave.

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

The OFS BrightWave transaction resulted in a net pretax gain of $121.3 million, or $1.24 per diluted share, net of tax, during the second quarter of 2004. This gain represents (1) the fair value of the common stock received by CommScope in exchange for CommScope’s transfer of its ownership interest in OFS BrightWave to Furukawa, plus (2) the realized gain from CommScope’s cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) the impairment charge related to the $30 million note receivable from OFS BrightWave.  The after-tax net gain of $76.4 million is reflected in the Company’s statement of operations after income (loss) before equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction.  The income tax impact of this gain enabled the Company to realize its deferred tax asset related to the Company’s share of the cumulative financial statement net losses of OFS BrightWave.  In addition, this transaction created a capital gain for tax purposes, which allowed the Company to deduct a capital loss related to the 2001 impairment of an investment, creating a current tax benefit of $1.4 million from this capital loss deduction.

CommScope’s portion of the losses of OFS BrightWave for the period from January 1, 2004 through June 14, 2004 and the three and nine month periods ended September 30, 2003 have been included in the condensed consolidated financial statements of CommScope for the respective periods.  These results are net of elimination of intercompany profit related to interest payments received from OFS BrightWave under the $30 million revolving note.    The elimination of intercompany profit, net of tax, was $30 for the period from January 1, 2004 through June 14, 2004 and $25 and $79 for the three and nine month periods ended September 30, 2003, respectively.

The following table provides summary financial information for OFS BrightWave for the period from January 1, 2004 through June 14, 2004 and the three and nine month periods ended September 30, 2003:

	Three Months Ended September 30, 2003	Period from January 1 through June 14, 2004	Nine Months Ended September 30, 2003

Net revenues	$25,286	$40,497	$75,333
Gross profit	(14,299)	(8,612)	(76,691)
Net loss	(27,171)	(20,860)	(352,528)

7.  INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME/LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income tax benefit for components of other comprehensive income/loss:
Loss on derivative instrument designated as a net investment hedge	$179	$286	$178	$1,262

8.  DERIVATIVES AND HEDGING ACTIVITIES

As of September 30, 2004 and 2003 the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros, which was designated and documented at inception, and quarterly thereafter, as a net investment hedge of a portion of the Company’s net investment in its Belgian subsidiary.  The original notional amount of this derivative financial instrument was $20 million at inception of the hedging relationship and as of September 30, 2003.  The Company amended this agreement in October 2003 to reduce the notional amount to $14 million.  No cash was required to effect this amendment; the change in the notional amount was offset by an adjustment in the exchange rate underlying the swap.  The amended hedging instrument was effective as of the amendment date and as of September 30, 2004, and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.  The original hedging instrument was effective as of the inception date and as of September 30, 2003.  The fair value of the amended derivative instrument, reflected in other noncurrent liabilities, was approximately $6.3 million and $6.0 million as of September 30, 2004 and December 31, 2003, respectively.

There were no material reclassifications related to hedging activities from other comprehensive income (loss) to earnings during the three and nine month periods ended September 30, 2004 and 2003.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss for the three and nine month periods ended September 30, 2004 and 2003 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Accumulated net loss on derivative instruments, beginning of period	$(3,978)	$(2,463)	$(3,981)	$(802)
Net loss on derivative financial instrument designated as a net investment hedge	(306)	(488)	(303)	(2,149)
Accumulated net loss on derivative instruments, end of period	$(4,284)	$(2,951)	$(4,284)	$(2,951)

9.  SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2004	2003
Cash paid during the period for:
Income taxes	$10,270	$360
Interest (net of capitalized amounts)	5,706	3,826

Noncash investing and financing activities:
Fair value of CommScope, Inc. common stock received from Furukawa in exchange for CommScope Optical’s transfer of its investment in OFS BrightWave, LLC to Furukawa	$132,311	—

10.            SEGMENTS

During the three and nine month periods ended September 30, 2004, the Company’s management evaluated the results of operations in two reportable segments: the Cable segment, which is CommScope’s legacy cable business, and the Connectivity Solutions segment, which is the acquisition that was completed as of January 31, 2004.  As the Company continues to integrate the Connectivity Solutions segment into its global operations and financial reporting systems, the Company’s management expects to reorganize its internal reporting, which may require reporting of its results in more or different reportable segments in future periods.

The following tables provide summary financial information for these two reportable segments as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003:

As of September 30, 2004
Total assets
Cable segment	$591,967
Connectivity Solutions segment	462,951
Consolidated total assets	$1,054,918

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Cable segment	$165,040	$148,723	$470,365	$419,513
Connectivity Solutions segment	151,869	—	405,240	—
Inter-segment eliminations	(7,819)	—	(18,505)	—
Consolidated net sales	$309,090	$148,723	$857,100	$419,513

Operating income (loss):
Cable segment	$7,458	$8,304	$20,256	$(15,433)
Connectivity Solutions segment	10,993	—	(4,426)	—
Inter-segment eliminations	326	—	(105)	—
Consolidated operating income (loss)	$18,777	$8,304	$15,725	$(15,433)

11.             EMPLOYEE TERMINATION BENEFITS

The Company reduced the Connectivity Solutions segment workforce by approximately 45 employees during the first quarter of 2004.  The reductions were primarily related to the Company’s efforts to improve operational efficiency and reduce cost.  The affected employees worked in management and support functions at the Omaha, Nebraska facility.  This workforce reduction resulted in pretax charges of approximately $1.6 million during the first quarter of 2004 for employee termination benefits, which consisted of severance pay and related fringe benefits.  The Company recorded this amount in acquisition-related transition and startup costs.  The Company paid $0.1 million and $1.3 million of these costs during the three and nine month periods ended September 30, 2004, respectively, resulting in a remaining accrual of $0.3 million as of September 30, 2004 related to this first quarter 2004 workforce reduction.  Management estimates that these remaining benefits will be paid in full by the end of 2004.

12.             EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2004	2003	2004	2003

Service cost	$870	$26	$1,008	$714
Interest cost	1,322	32	1,158	524
Recognized actuarial loss	—	—	108	118
Amortization of transition obligation	10	9	—	—
Return on plan assets	(1,333)	(14)	(151)	—

Net periodic benefit cost	$869	$53	$2,123	$1,356

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2004	2003	2004	2003

Service cost	$2,306	$76	$3,204	$2,143
Interest cost	3,538	95	3,428	1,573
Recognized actuarial loss	—	—	515	354
Amortization of transition obligation	30	28	—	—
Return on plan assets	(3,562)	(42)	(403)	—

Net periodic benefit cost	$2,312	$157	$6,744	$4,070

As a part of the acquisition of Connectivity Solutions, CommScope established a new defined benefit pension plan and a new postretirement benefit plan that includes healthcare benefits and life insurance coverage for the represented domestic employees in the Connectivity Solutions segment.  These plans have been combined for disclosure purposes with CommScope’s pension and postretirement benefit plans, which existed prior to the acquisition of Connectivity Solutions.

The Company contributed approximately $70 and $210 to its pension plans for the three and nine month periods ended September 30, 2004, respectively.  The Company anticipates making additional contributions of approximately $70 to these plans before December 31, 2004.  The Company contributed approximately $20 and $70 to the postretirement benefit plans for the three and nine month periods ended September 30, 2004, respectively.  The Company anticipates making additional contributions of approximately $0.1 million to these plans before December 31, 2004.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” provides guidance on the accounting for the effects of the Act and was effective for the quarter ending September 30, 2004.  The Company elected to adopt the accounting guidance in the FSP on a prospective basis.  Accordingly, an actuarial valuation of the postretirement benefit obligation was performed as of July 1, 2004.  The accumulated postretirement benefit obligation was reduced by approximately $7.5 million as a result of the subsidy.  The pretax net periodic postretirement benefit cost for the three and nine months ended September 30, 2004 was reduced by approximately $0.3 million as a result of this valuation.  See Note 1 for further discussion of the FSP.

13.             INCOME TAXES

The Company’s consolidated effective income tax rate, which includes the tax effects of OFS Brightwave, LLC, was 16.5% and 33.2% for the three and nine month periods ended September 30, 2004, respectively, compared to 37.0% for the comparable periods in 2003.  The reduction in the effective income tax rate was primarily due to the acquisition of Connectivity Solutions, which expanded the Company’s international activities in lower tax rate jurisdictions.  During the first nine months of 2004, non-domestic operations were generally profitable, while as a result of certain material charges arising from the application of purchase accounting (see Note 2), domestic operations experienced a net loss which created a tax benefit at the statutory U.S. federal income tax rate of 35%.  In addition, the Company’s effective income tax rate for the nine months ended September 30, 2004 was reduced by the reversal of a $1.4 million valuation allowance, which was established in 2001 for a deferred tax asset created by the impairment of an investment.  The capital gain realized in the second quarter of 2004 allows the tax benefit associated with that impairment loss to be realized.  However, the favorable impact of these two items on the consolidated effective income tax rate was somewhat offset by the tax on the net gain on the OFS BrightWave, LLC transaction in the second quarter of 2004, $121.3 million pretax and $76.4 million after-tax.

14.             SUBSEQUENT EVENT

On October 11, 2004, the Company announced that its indirect subsidiary, Connectivity Solutions Manufacturing, Inc. (“CSMI”), will implement organizational and cost reduction initiatives at its CSMI Omaha, Nebraska site in order to improve its competitive position.  These initiatives are expected to be substantially in place by mid-year 2005.  The Omaha facility is part of the Connectivity Solutions segment and was acquired on January 31, 2004 as part of the Company’s acquisition of the Connectivity Solutions business of Avaya.

As a result of these CSMI initiatives, CSMI expects to incur costs for process improvements, including facility redesign, and employee-related expenses, including severance pay, related fringe benefits and a curtailment loss for pension and postretirement benefits.  The incremental pretax costs, primarily in cash, to implement these initiatives are expected to be $10 to $15 million.  Approximately half of these costs are expected to be recognized in the fourth quarter of 2004, with the balance to be incurred in 2005.  No charges have been recognized related to this restructuring during the three and nine months ended September 30, 2004.

In addition, as modifications are made to the manufacturing processes at the CSMI Omaha site, CSMI may identify fixed assets that are no longer needed.  CSMI may consider disposing of these assets and as a result could incur pretax losses on disposal or impairment of these assets of up to $10 million.

The anticipated charges related to the restructuring represent management’s best estimate of the costs to be incurred as a direct result of the cost reduction initiatives at the CSMI Omaha manufacturing facility.  The actual charges may differ from this estimate as a result of issues encountered during the implementation and changes in market conditions.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 30, 2004 and 2003 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies included in our 2003 Annual Report on Form 10-K/A.

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

In January 2004, we acquired the Connectivity Solutions business (“Connectivity Solutions,” or as operated by us, the “Connectivity Solutions segment”) from Avaya Inc. (“Avaya”) primarily to expand our position in the ‘last mile’ of telecommunications, establish a leadership position in the global enterprise market and enhance our global growth opportunities.

Through the acquisition of the SYSTIMAX® Solutions products in the Connectivity Solutions segment we became a leading global designer, manufacturer and marketer of physical layer end-to-end structured cabling solutions supporting local area network applications for enterprises and telecommunications service providers.  SYSTIMAX is widely recognized as a leading global brand in enterprise cable and connectivity solutions.  It has established channels to international markets and has a worldwide network of independent distributors, system integrators and value added resellers.  We believe that this acquisition strengthens our global competitive position in the enterprise market and provides new channels to market our products.  The Connectivity Solutions acquisition also expands the markets in which we operate, which creates potential new growth opportunities.  On October 11, 2004, we announced that our indirect subsidiary, Connectivity Solutions Manufacturing, Inc. (“CSMI”) will implement organization and cost reduction initiatives at the Omaha, Nebraska manufacturing operations of the Connectivity Solutions segment in order to improve its competitive position.  These initiatives are expected to be substantially in place by mid-year 2005.  See Note 14 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

During the three and nine month periods ended September 30, 2004, management evaluated the results of operations in two reportable segments: the Cable segment, which is our legacy cable business, and the Connectivity Solutions segment, which is the acquisition that was completed as of January 31, 2004.  As we continue to integrate the Connectivity Solutions segment into our global operations and financial reporting systems, management may reorganize its internal reporting, which may require reporting of our results in more or different reportable segments in future periods.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2003 Annual Report on Form 10-K/A, except for changes resulting from our acquisition of Connectivity Solutions as of January 31, 2004.  As a result of this acquisition, the reserve for product warranty claims and the fair values of the assets acquired and liabilities assumed are new significant estimates.

Product warranties – We recognize a liability for the estimated claims that may be paid under our customer warranty agreements to remedy potential deficiencies of quality or performance of our products.  We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues.  We base our estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.  Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results.

Fair values of assets acquired and liabilities assumed in the acquisition of Connectivity Solutions – The acquisition of Connectivity Solutions as of January 31, 2004 was accounted for using the purchase method of accounting.  The purchase method requires management to make significant estimates.  First, management must estimate the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident.  This cost must then be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill.  Management utilized third party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 WITH THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003

	Three Months Ended September 30,
	2004		2003
	$ (millions)	% of Net Sales	$ (millions)	% of Net Sales	Dollar Change	% Change

Net sales	$309.1	100.0%	$148.7	100.0%	$160.4	107.9%
Gross profit	78.0	25.2	30.6	20.6	47.4	154.9
SG&A expense	51.5	16.7	20.9	14.1	30.6	146.4
R&D expense	7.4	2.4	1.5	1.0	5.9	393.3
Equity in losses of OFS BrightWave, LLC, net of tax	—	—	3.1	2.1	(3.1)	(100.0)
Net income	15.1	4.9	1.1	0.7	14.0	1,272.7
Net income per diluted share	$0.27		$0.02		$0.25

	Nine Months Ended September 30,
	2004		2003
	$ (millions)	% of Net Sales	$ (millions)	% of Net Sales	Dollar Change	% Change

Net sales	$857.1	100.0%	$419.5	100.0%	$437.6	104.3%
Gross profit	187.5	21.9	83.6	19.9	103.9	124.3
SG&A expense	139.2	16.2	62.7	14.9	76.5	122.0
R&D expense	20.4	2.4	4.5	1.1	15.9	353.3
Impairment charges for fixed assets	—	—	31.7	7.6	(31.7)	(100.0)
In-process research and development charges	4.0	0.5	—	—	4.0	—
Acquisition-related transition and startup costs	8.2	1.0	—	—	8.2	—
Equity in losses of OFS BrightWave, LLC, net of tax	(1.4)	(0.2)	(40.9)	(9.7)	39.5	(96.6)
Net gain on OFS BrightWave, LLC transaction, net of tax	76.4	8.9	—	—	76.4	—
Net income (loss)	82.8	9.7	(53.3)	(12.7)	136.1	(255.3)
Net income (loss) per diluted share	$1.38		$(0.90)		$2.28

Effective January 31, 2004, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions from Avaya and the Connectivity Solutions segment’s operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the consolidated results for the three and nine month periods ended September 30, 2004 include the operating results of the Connectivity Solutions segment for the three months ended September 30, 2004 and the eight-month period from February 1, 2004 through September 30, 2004, respectively.  However, the consolidated results reflected above for the three and nine month periods ended September 30, 2003 do not include any actual or pro forma results for the Connectivity Solutions segment. This information should be considered when comparing the financial results of 2004 and 2003. See Note 2 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Net sales

Below is a summary that reflects our actual net sales for the three and nine month periods ended September 30, 2004, which incorporate the Connectivity Solutions segment net sales for the three month period ended September 30, 2004 and the eight month period from February 1, 2004 through September 30, 2004.  This summary also reflects pro forma net sales for the nine month period ended September 30, 2004 and the three and nine month periods ended September 30, 2003, as if Connectivity Solutions had been acquired on January 1, 2004 and 2003, respectively.  The pro forma net sales of the Connectivity Solutions segment for the one-month period ended January 31, 2004, which is included in the pro forma net sales for the nine months ended September 30, 2004, and the pro forma net sales of the Connectivity Solutions segment for the three and nine month periods ended September 30, 2003 are based on the historical results of the Connectivity Solutions business as operated by Avaya during the periods presented and therefore may not be indicative of the actual results of the Connectivity Solutions segment as operated by us.  Actual inter-segment sales eliminations for the three months ended September 30, 2004 and the eight month period ended September 30, 2004 and pro forma inter-segment sales eliminations for the pro forma periods are included below.

	Actual		Pro forma
	Three months ended September 30, 2004		Three months ended September 30, 2003
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
Net sales by segment:
Cable segment	$165.0	53.4%	$148.7	51.4%	$16.3	11.0%
Connectivity Solutions segment	151.9	49.1	147.2	50.9	4.7	3.2
Inter-segment eliminations	(7.8)	(2.5)	(6.5)	(2.3)	(1.3)	20.0
Consolidated net sales	$309.1	100.0%	$289.4	100.0%	$19.7	6.8%

Total domestic sales	$215.5	69.7%	$194.3	67.1%	$21.2	10.9%
Total international sales	93.6	30.3	95.1	32.9	(1.5)	(1.6)
Total worldwide sales	$309.1	100.0%	$289.4	100.0%	$19.7	6.8%

Overall, consolidated net sales, on a pro forma basis, increased year over year for the third quarter, primarily due to higher international sales of Broadband/Video Products and domestic sales of LAN products within the Cable segment.  Our Cable segment sales increased in all major product categories and regions.  The year-over-year improvement in Connectivity Solutions segment sales for the third quarter was primarily due to higher domestic sales of SYSTIMAX products, partially offset by a reduction in sales of Integrated Cabinet Solutions Products.

	Actual		Pro forma
	Nine months ended September 30,		Nine months ended September 30,
	2004		2004		2003
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
Net sales by segment:
Cable segment	$470.3	54.9%	$470.3	53.3%	$419.5	50.9%	$50.8	12.1%
Connectivity Solutions segment	405.3	47.3	432.5	49.0	420.9	51.0	11.6	2.8
Inter-segment eliminations	(18.5)	(2.2)	(20.0)	(2.3)	(15.5)	(1.9)	(4.5)	29.0
Consolidated net sales	$857.1	100.0%	$882.8	100.0%	$824.9	100.0%	$57.9	7.0%

Total domestic sales	$593.5	69.2%	$607.9	68.9%	$561.4	68.1%	$46.5	8.3%
Total international sales	263.6	30.8	274.9	31.1	263.5	31.9	11.4	4.3
Total worldwide sales	$857.1	100.0%	$882.8	100.0%	$824.9	100.0%	$57.9	7.0%

Overall, consolidated net sales, on a pro forma basis, increased year over year for the first nine months primarily due to higher domestic and international sales of Broadband/Video Products within the Cable segment.  Our Cable segment sales increased in all major product categories and in all regions.  The year-over-year improvement in Connectivity Solutions segment sales, on a pro forma basis, for the first nine months was primarily due to higher domestic sales of Integrated Cabinet Solutions Products as sales of SYSTIMAX Products were essentially flat.

In October 2004, we announced that due to escalating material costs, we would be implementing price increases for certain products.  Prices for these products are expected to be increased approximately 3% to 9% with implementation generally beginning in January 2005.

Cable Segment

	Three Months Ended September 30,
	2004		2003
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change

Broadband/Video Products	$124.8	75.6%	$117.9	79.3%	$6.9	5.9%
LAN Products	30.1	18.3	24.0	16.1	6.1	25.4
Wireless & Other Telecom Products	10.1	6.1	6.8	4.6	3.3	48.5
Total Cable segment	$165.0	100.0%	$148.7	100.0%	$16.3	11.0%

	Nine Months Ended September 30,
	2004		2003
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change

Broadband/Video Products	$354.9	75.5%	$327.7	78.1%	$27.2	8.3%
LAN Products	87.0	18.5	71.6	17.1	15.4	21.5
Wireless & Other Telecom Products	28.4	6.0	20.2	4.8	8.2	40.6
Total Cable segment	$470.3	100.0%	$419.5	100.0%	$50.8	12.1%

The increase in net sales of Broadband/Video Products for the three and nine month periods ended September 30, 2004 primarily resulted from strong international sales volumes and the positive impact of previously announced price increases for certain products.  Despite lower sales of fiber optic cable and lower sales to our largest domestic Cable segment customer, domestic sales of Broadband/Video Products increased moderately for the nine month period ended September 30, 2004 and were essentially flat for the three month period ended September 30, 2004.  Based on information from our domestic customers, we expect lower sales of Broadband/Video products for the balance of 2004.

As a result of rising raw material prices, we announced a price increase in April 2004 for certain broadband coaxial cable products that became effective beginning in late May.  However, we expect ongoing pricing pressure and weak demand industry wide for fiber optic cable products for broadband applications for the balance of 2004.

The increase in net sales of LAN Products for the three and nine month periods ended September 30, 2004 was primarily driven by improved project business and the positive impact of previously announced price increases for certain products.  In addition, the launch of our new UnipriseTM brand contributed to the increase in net sales of LAN Products.  We believe the business environment for our LAN products is improving based primarily on the improvement in information technology spending, which has led to increased spending by our customers.  We announced two price increases for certain LAN Products in the first quarter of 2004 as a result of significant increases in the cost of certain raw materials.

The increase in net sales of Wireless and Other Telecom Products for the three and nine month periods ended September 30, 2004 was mainly due to a higher volume of sales combined with improved product mix.  The improvement in general business conditions has led to increased spending by certain major wireless carriers.  In addition, we have developed relationships with new customers, who are generally purchasing larger diameter products, which have comparatively higher prices.  We believe we continue to make steady progress communicating the Cell Reach® value proposition to new and existing customers, both domestically and internationally.  While we expect sales of wireless products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our long-term global wireless opportunities primarily as a result of improving global business conditions.

Connectivity Solutions Segment

	Actual		Pro forma
	Three months ended September 30, 2004		Three months ended September 30, 2003
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change

SYSTIMAX Products	$128.6	84.7%	$111.6	75.8%	$17.0	15.2%
ExchangeMAX Products	11.3	7.4	13.3	9.0	(2.0)	(15.0)
Integrated Cabinet Systems Products	12.0	7.9	22.3	15.2	(10.3)	(46.2)
Total Connectivity Solutions segment	$151.9	100.0%	$147.2	100.0%	$4.7	3.2%

	Actual		Pro forma
	Eight-month period ended September 30,		Nine months ended September 30,
	2004		2004		2003
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change

SYSTIMAX Products	$323.2	79.7%	$339.0	78.4%	$337.4	80.2%	$1.6	0.5%
ExchangeMAX Products	34.8	8.6	38.4	8.9	40.4	9.6	(2.0)	(5.0)
Integrated Cabinet Systems Products	47.3	11.7	55.1	12.7	43.1	10.2	12.0	27.8
Total Connectivity Solutions segment	$405.3	100.0%	$432.5	100.0%	$420.9	100.0%	$11.6	2.8%

The pro forma net sales in the table above for the three and nine months ended September 30, 2003 reflect sales recognized by the Connectivity Solutions business during that period as operated by Avaya.  The pro forma net sales in the table above for the nine months ended September 30, 2004 reflect the actual sales of the Connectivity Solutions segment for the eight-month period ended September 30, 2004 in addition to sales recognized by the Connectivity Solutions business in January 2004 as operated by Avaya prior to our acquisition of this business on January 31, 2004.

The discussion below focuses on the changes in net sales for the three months ended September 30, 2004 as compared to the pro forma net sales for the three months ended September 30, 2003.  The discussion below also compares the pro forma net sales for the nine months ended September 30, 2004 to the pro forma net sales for the nine months ended September 30, 2003 since the actual net sales for the eight-month period ended September 30, 2004 would not be comparable.  However, these pro forma results may not be indicative of the actual results of the Connectivity Solutions segment as operated by us.

The net sales of SYSTIMAX Products, on a pro forma basis, were moderately higher year over year for the third quarter primarily due to strong domestic sales volumes driven by improved project business and the positive impact of previously announced price increases for certain products.  During the quarter ended March 31, 2004, we announced two price increases for certain products on new projects, primarily due to the rising cost of copper and certain polymers.  The year-over-year net sales of SYSTIMAX Products, on a pro forma basis for the first nine months were essentially unchanged.  This was primarily the result of the strong third quarter net sales which were substantially offset by our effort during the first two quarters to reduce external inventory balances held by distributors to a more appropriate level.  We expect demand for SYSTIMAX products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending, among other things.

The decrease in net sales of ExchangeMAX Products, on a pro forma basis, for the third quarter and first nine months was primarily related to the impact of competitive pricing pressure continuing to affect sales of ExchangeMAX Products.

The decrease in net sales of Integrated Cabinet Solutions (“ICS”) Products, on a pro forma basis, for the third quarter primarily resulted from a large customer nearing completion of current planned projects.  The increase in ICS net sales on a pro forma basis for the first nine months was due to increased sales volumes resulting from increasing service provider deployments of Digital Subscriber Lines.

Gross profit (net sales less cost of sales)

The year-over-year increases in gross profit for the three and nine month periods ended September 30, 2004 were primarily due to the acquisition of the Connectivity Solutions business as of January 31, 2004.  Third quarter 2004 gross profit margin increased to 25.2% from 20.6% in the third quarter of 2003, primarily as a result of the acquisition.  Gross profit margin for the first nine months also increased year over year, from 19.9% to 21.9%.   Gross profit margin for the nine month period ended September 30, 2004 was affected by charges totaling $14.6 million related to the impact of purchase accounting adjustments on the Connectivity Solutions segment inventory.   These purchase accounting adjustments resulted from the write-up above replacement manufacturing cost of a portion of Connectivity Solutions’ finished goods and work in process inventory to reflect its acquired fair value as of the acquisition date under purchase accounting guidance.  This write-up to fair value results in an increase in cost of sales and lower margins following the acquisition as the acquired inventory is sold.

Over the last twelve months, the costs of metals, plastics and other polymers have increased substantially.  As a result of these higher costs, we have announced price increases for certain products.  The inability to achieve continued market acceptance of the price increases could result in lower gross profit and gross profit margin.

Selling, general and administrative expense

The increases in selling, general and administrative (“SG&A”) expense for the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003 were primarily due to the acquisition of Connectivity Solutions.  SG&A expense as a percentage of net sales was also slightly higher year over year in both the third quarter and first nine months, primarily as a result of the acquisition.

Research and development

Research and development (“R&D”) expense increased for the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003 primarily due to the acquisition of Connectivity Solutions, which has extensive research and development activities.  R&D expense as a percentage of net sales was also slightly higher year over year in both the third quarter and first nine months, primarily as a result of the acquisition.

In-process research and development charges

We recognized a $4.0 million pretax charge during the first nine months of 2004 for the write-off of in-process research and development acquired in our acquisition of Connectivity Solutions.  This in-process research and development was valued as an intangible asset by independent appraisal in accordance with purchase accounting guidance.  Since research and development activities are required to be expensed as incurred under U.S. generally accepted accounting principles, this acquired intangible asset was written off immediately following the acquisition date, with subsequent adjustments and write-offs resulting from changes in the purchase price allocation in the period in which such changes are recognized.

Acquisition-related transition and startup costs

We incurred pretax charges of $0.2 million and $8.2 million for the three and nine month periods ended September 30, 2004, respectively, as a result of startup, transition and other costs related to the acquisition of Connectivity Solutions.  These charges primarily related to information technology, transition services, and other acquisition-related costs.

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

Net interest expense

Net interest expense for the three and nine month periods ended September 30, 2004, as compared to the comparable periods of the prior year, was impacted by higher average outstanding balances of long-term debt, incurred primarily for the acquisition of Connectivity Solutions.  The decrease in our effective interest rate more than offset the impact of the higher debt balances for the three month period ended September 30, 2004 and somewhat offset the impact of the higher debt balances for the nine month period ended September 30, 2004.  Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, decreased to 2.63% as of September 30, 2004 compared to 4.87% as of December 31, 2003.  This decrease in our effective interest rate was mainly due to the refinancing of our existing $172.5 million aggregate principal amount of 4% convertible notes with the issuance of $250.0 million aggregate principal amount of 1% convertible senior subordinated debentures.

Income taxes

Our consolidated effective income tax rate, which includes the tax effects of OFS BrightWave, LLC, was 16.5% and 33.2% for the three and nine month periods ended September 30, 2004, respectively, compared to 37.0% for the comparable periods in 2003.  The reduction in the effective income tax rate was primarily due to the acquisition of Connectivity Solutions, which expanded our international activities in lower tax rate jurisdictions.  During the first nine months of 2004, non-domestic operations were generally profitable, while as a result of certain material charges arising from the application of purchase accounting (see Note 2 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q), domestic operations experienced a net loss which created a tax benefit at the statutory U.S. federal income tax rate of

35%.  In addition, the effective income tax rate for the nine months ended September 30, 2004 was reduced by the reversal of a $1.4 million valuation allowance, which was established in 2001 for a deferred tax asset created by the impairment of an investment.  The capital gain realized in the second quarter of 2004 allows the tax benefit associated with that impairment loss to be realized.  However, the favorable impact of these two items on the consolidated effective income tax rate was somewhat offset by the tax on the net gain on the OFS BrightWave, LLC transaction in the second quarter of 2004, $121.3 million pretax and $76.4 million after-tax.

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

Primarily as a result of the continuing weakness in the fiber optic cable market and Furukawa’s continuing efforts to restructure its OFS operations, we agreed with Furukawa to further amend our existing contractual arrangements in the second quarter of 2004 for the mutual benefit of both companies.  On June 11, 2004, we assigned all of our rights and duties under our contractual arrangements with Furukawa to our wholly-owned subsidiary, CommScope Optical Technologies, Inc. (“CommScope Optical”).  On June 14, 2004, CommScope Optical and Furukawa changed the period in which CommScope Optical could exercise its contractual right to sell its ownership interest in OFS BrightWave to Furukawa from 2006 to any time on or after June 14, 2004 and changed the exercise price from $173.4 million in cash to the approximately 7.7 million shares of our common stock owned by Furukawa.  On June 14, 2004, CommScope Optical exercised its contractual right to sell and sold its 9.4% ownership interest in OFS BrightWave to Furukawa in exchange for the approximately 7.7 million shares of our common stock owned by Furukawa, which were valued at $132.3 million as of the transaction date.  We currently hold these shares as treasury stock.

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

Our share of the losses of OFS BrightWave for the period from January 1, 2004 through June 14, 2004 was approximately $2.3 million, pretax.  For the three and nine month periods ended September 30, 2003, our share of the losses of OFS BrightWave was approximately $5.0 million and $65.0 million, respectively.  Since OFS BrightWave has elected to be taxed as a partnership, we recorded a tax benefit related to our share in the flow-through losses of approximately $0.8 million for the period from January 1, 2004 through June 14, 2004.  We recorded a tax benefit related to our share in the flow-through losses of approximately $1.9 million and $24.0 million for the three and nine month periods ended September 30, 2003, respectively.

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

	As of
(dollars in millions)	September 30, 2004	December 31, 2003	Dollar Change	% Change

Cash and cash equivalents	$178.9	$206.0	$(27.1)	(13.2)%

Working capital, excluding cash and current portion of long-term debt	$120.8	$74.6	$46.2	61.9

Long-term debt, including current maturities	$322.0	$183.3	$138.7	75.7%
Stockholders’ equity	450.8	455.7	(4.9)	(1.1)
Book capital structure	$772.8	$639.0	$133.8	20.9%
Long-term debt as a % of book capital structure	41.7%	28.7%

The decrease in cash as of September 30, 2004 as compared to December 31, 2003 was primarily driven by the use of $150 million of cash on hand as partial payment to Avaya for the acquisition of Connectivity Solutions.  We borrowed an additional $100 million under our new senior secured credit facility to finance the remaining portion of the acquisition cost.  We used the proceeds from the issuance of $250 million aggregate principal amount of 1% convertible senior subordinated debentures during the first nine months of 2004 to repurchase and redeem $172.5 million aggregate principal amount of our 4% convertible notes, to repay $25 million of borrowings under our revolving credit facility, and for other general corporate purposes.  These decreases in cash were partially offset by cash flows from operations, as discussed below.

The increase in working capital was driven by our acquisition of Connectivity Solutions during the first quarter of 2004.  See further discussion of working capital changes below.

Our long-term debt as a percent of book capital structure increased during the first nine months of 2004 primarily due to the issuance of $250 million aggregate principal amount of 1% convertible senior subordinated debentures, which was substantially offset by the extinguishment of our $172.5 million aggregate principal amount of 4% convertible subordinated notes and the repayment of $25 million under our revolving credit facility.  In addition, we borrowed $75 million under the new 5-year, $185 million senior secured credit facility during the first nine months of 2004 and have repaid approximately $14 million of this term loan as of September 30, 2004.  Our book capital structure was also impacted by our receipt of approximately 7.7 million shares of our common stock, valued at approximately $132.3 million, from Furukawa in a nonmonetary exchange for our investment in OFS BrightWave.

	Nine months ended September 30,		Dollar Change	% Change
(dollars in millions)	2004	2003

Net cash provided by operating activities	$98.1	$55.0	$43.1	78.4%

Increase (decrease) in working capital, excluding cash and current portion of long-term debt, and acquisition of Connectivity Solutions working capital	$46.2	$(7.8)	$54.0	(690.0)%
Less: Acquisition of Connectivity Solutions working capital	90.0	—	90.0
Adjusted decrease in working capital, excluding cash and current portion of long-term debt, and acquisition of Connectivity Solutions working capital	$(43.8)	$(7.8)	$(36.0)	459.3%

Depreciation and amortization	$45.2	$25.5	$19.7	77.3%
Capital expenditures	7.8	4.1	3.7	90.2

Operating Activities

Net cash provided by operating activities increased year over year primarily due to the decrease in working capital as we worked to reduce inventory balances in our Connectivity Solutions segment to a more appropriate level.  We expect working capital to increase as a percentage of sales in 2004 as a result of the Connectivity Solutions acquisition.  However, we believe that we can continue to improve working capital performance of the Connectivity Solutions segment by reducing inventory and improving inventory turnover.

Depreciation and amortization increased year over year primarily due to the acquisition of Connectivity Solutions, which included approximately $70 million of amortizable intangible assets.

Investing Activities

Investment in property, plant and equipment was higher year over year primarily due to the capital spending in the Connectivity Solutions segment.  Including the Connectivity Solutions segment, we currently expect total capital expenditures to be approximately $12 - 15 million in

2004 compared to $5 million in 2003.  The expected increase in capital spending during 2004 is primarily for cost reduction efforts, information technology initiatives and additional production capability in Asia.  We expect total capital expenditures to remain at a level below consolidated depreciation and amortization expense for the next several years.

As discussed further below, as of January 31, 2004, we completed the acquisition from Avaya of substantially all of the assets, subject to current liabilities, and assumed up to $65 million of other specified liabilities, primarily related to employee benefits, of Connectivity Solutions.  The total purchase price consisted of $250 million in cash, subject to post-closing adjustments, and approximately 1.8 million shares of our common stock. We are seeking third party resolution concerning the amount of such post-closing adjustments, in accordance with the terms of the Asset Purchase Agreement.  Final resolution of this matter may result in an adjustment to the amounts recorded in connection with the Connectivity Solutions acquisition.  However, management does not currently believe that such adjustments, if any, will have a material effect on our financial position or results of operations.

Financing Activities

We entered into a $100 million secured credit facility that closed January 10, 2003.  The facility was not drawn at December 31, 2003.  We replaced this facility on January 31, 2004 in connection with our acquisition of Connectivity Solutions as described below.

The cash portion of the purchase price for Connectivity Solutions consisted of $150 million from our existing cash balances and $100 million from borrowings under a new 5-year, $185 million senior secured credit facility, which consisted of a $75 million term loan and a $110 million revolving credit facility.  In connection with this senior secured credit facility, we incurred costs of approximately $4.6 million, which were capitalized as other assets and are being amortized over the term of the facility.  As of September 30, 2004, we owed $61.3 million under the term loan.  We had availability under the new revolving credit facility of approximately $52 million and had no outstanding borrowings under this facility as of September 30, 2004.  Our ability to borrow under this facility depends on the amount of our borrowing base, which is determined as specific percentages of eligible receivables and inventory, reduced for certain reserves.  We believe we were in compliance with all of our covenants under this senior secured credit facility as of September 30, 2004.

The purchase price for Connectivity Solutions also consisted of the issuance to Avaya of approximately 1.8 million shares of our common stock, which were valued at $32.4 million on the closing date, net of an accrual for estimated registration costs of $0.5 million (see Note 2 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q).  Avaya has since sold the shares to an unrelated third party.

In March 2004, we issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024.  The proceeds from these debentures were used primarily to extinguish our outstanding 4% convertible subordinated notes due December 15, 2006, to repay outstanding borrowings under our revolving credit facility, and for general corporate purposes.  We repurchased $102.9 million of our 4% convertible subordinated notes during March 2004, and redeemed the remaining $69.6 million of these notes in April 2004.  The repurchase and redemption of these 4% convertible notes resulted in a $5.0 million pretax loss on the early extinguishment of debt during the first nine months of 2004.  We also repaid $25 million of borrowings under our senior secured revolving credit facility in March 2004.  In connection with the issuance of the debentures, we incurred costs of approximately $6.9 million, which were capitalized as other assets and are being amortized over a period of five years, representing the period through the date on which the debenture holders may first require us to repurchase the debentures.  See Note 4 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional discussion of the terms of these debentures.

In October 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

We believe that our 1% convertible senior subordinated debentures will be subject to the requirements of Issue No. 04-8.  The impact of the application of this Issue on our diluted net income per share is presented in Note 5 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

We are currently evaluating potential modifications to our 1% debentures which, if adopted, would reduce the dilutive impact of the debentures.  No assurance can be given that any such modifications will be pursued by us or agreed to by the debenture holders.

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service, and employee obligations.  We incurred pretax transition and startup costs of approximately $8.2 million during the nine months ended September 30, 2004, related to the acquisition of Connectivity Solutions, which were primarily for information technology, transition services and other acquisition-related costs.  Most of these costs were incurred in the first six months of 2004 and we believe we have incurred most of the acquisition-related transition and startup costs associated with Connectivity Solutions as of September 30, 2004.  In addition, we have assumed up to $65 million of other specified liabilities in this transaction, primarily related to employee benefits.  These noncurrent employee benefit liabilities will be funded with cash flow from future operations.  We believe that our existing cash and cash flows from operations, combined with availability under our senior secured revolving credit facility, will be sufficient to meet our presently anticipated future cash needs.  We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

RESTRUCTURING INITIATIVES

On October 11, 2004, we announced that our indirect subsidiary, CSMI, will implement organizational and cost reduction initiatives at its Omaha, Nebraska site in order to improve its competitive position.  These initiatives are expected to be substantially in place by mid-year 2005.  The CSMI Omaha facility is part of the Connectivity Solutions segment and was acquired on January 31, 2004 as part of the acquisition of the Connectivity Solutions business of Avaya.

As a result of these CSMI initiatives, CSMI expects to incur costs for process improvements, including facility redesign, and employee-related expenses, including severance pay, related fringe benefits and a curtailment loss for pension and postretirement benefits.  The incremental pretax costs, primarily in cash, to implement these initiatives are expected to be $10 to $15 million.  Approximately half of these costs are expected to be recognized in the fourth quarter of 2004, with the balance to be incurred in 2005.  No charges have been recognized related to this restructuring during the three and nine months ended September 30, 2004.

In addition, as modifications are made to the manufacturing processes at the CSMI Omaha site, CSMI may identify fixed assets that are no longer needed.  CSMI may consider disposing of these assets and as a result could incur pretax losses on disposal or impairment of these assets of up to $10 million.

The anticipated charges related to the restructuring represent management’s best estimate of the costs to be incurred as a direct result of the cost reduction initiatives at the CSMI Omaha manufacturing facility.  The actual charges may differ from this estimate as a result of issues encountered during the implementation and changes in market conditions.

CONTRACTUAL OBLIGATIONS

As a result of the acquisition of Connectivity Solutions as of January 31, 2004, in addition to financing activities that occurred during the nine months ended September 30, 2004, we have had a material change in our contractual obligations since December 31, 2003.  The following table summarizing our contractual obligations has been updated from December 31, 2003 to reflect our consolidated contractual obligations as of September 30, 2004 (in millions):

	Total Payments Due	Amount of Payments Due per Period
Contractual Obligations		Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt	$322.0	$21.5	$26.0	$13.7	$260.8
Operating leases	47.4	9.0	14.7	9.7	14.0
Purchase obligations	2.9	2.9	—	—	—
Pension liabilities	34.9	0.2	3.3	2.4	29.0
Postretirement benefit liabilities	58.9	0.2	2.4	4.3	52.0
Foreign currency derivative	6.3	—	—	—	6.3

Total contractual obligations	$472.4	$33.8	$46.4	$30.1	$362.1

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, the challenges of transition, integration and restructuring associated with the acquisition of Connectivity Solutions, including cost reduction plans at CSMI’s Omaha, Nebraska site; the impact of purchase accounting adjustments; the challenges of achieving anticipated synergies; variability in the effective tax rate; the ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; customer demand for our products, applications and services; post-closing adjustments in connection with acquisitions; expected demand from major domestic MSOs; telecommunications industry capital spending; ability to maintain successful relationships with our major distributors; industry consolidation; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; product demand and industry excess capacity;

changes or fluctuations in global business conditions; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials, especially those that are available only from limited sources; ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and the ability to retain customers; possible disruption due to customer or supplier bankruptcy, reorganization or restructuring; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; ability to timely comply with Section 404 of the Sarbanes-Oxley Act and related regulations; successful operation of our vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth and earnings goals; ability to achieve reductions in costs; ability to retain and attract key personnel; developments in technology; intellectual property protection; product performance issues and associated warranties; adequacy and availability of insurance; regulatory changes affecting us or the industries we serve; any adjustments required by the Securities and Exchange Commission in connection with its review of our public filings; acquisition activities and the ability to integrate acquisitions; the accounting and financial reporting impact of our stock options and convertible debt; environmental issues; terrorist activity or armed conflict; political instability; major health concerns and other factors; and any statements of belief and any statements of assumptions underlying any of the foregoing.  Actual results may also differ due to changes in telecommunications industry capital spending, which is affected by a variety of factors, including, without limitation, general business conditions, acquisitions of telecommunications companies by others, consolidation within the telecommunications industry, the financial condition of telecommunications companies and their access to financing, competition among telecommunications companies, technological developments, and new legislation and regulation of telecommunications companies.  These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available.  However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.                             EXHIBITS

10.1	Form of Nonqualified Stock Option Agreement under Amended and Restated CommScope, Inc. 1997 Long Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

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

COMMSCOPE, INC.

November 8, 2004	/s/ Jearld L. Leonhardt
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant