Form 10-K
period 2004-12-31
COMMSCOPE INC
filed 2005-03-15
CIK 1035884

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒ No ☐

        The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1.14 billion as of June 30, 2004 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded.

        As of March 1, 2005 there were 54,521,696 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders are
incorporated by reference in Part III hereof.

i

PART I

        Unless the context otherwise requires, references to "CommScope, Inc.," "CommScope," or "we," "us," or "our" are to CommScope, Inc. and its direct and indirect subsidiaries, on a consolidated basis.

        This Form 10-K includes "Forward-looking Statements." These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "think," "thinks," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Please see Exhibit 99.1 to this Form 10-K for detailed information about the uncertainties and other factors that may cause actual results to differ materially from the views stated in such forward-looking statements. We do not intend, and are not undertaking any duty or obligation, to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

ITEM 1.    BUSINESS

General

        CommScope, Inc. is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. We focus on the 'last mile' in communications networks, which is the distribution access, or final link to the customer. We believe we are a global leader in structured cabling for business enterprise applications and a global leader in broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

        We are a global manufacturer, employing state-of-the-art manufacturing processes and operate 12 manufacturing facilities on five continents. We sell our products directly to customers and through a global network of distributors, system integrators and value-added resellers. We sell our products in more than 100 countries.

        CommScope, Inc. was incorporated in Delaware on January 28, 1997. Our principal executive offices are located at 1100 CommScope Place SE, Hickory, North Carolina 28602. Our telephone number is (828) 324-2200.

        For the year ended December 31, 2004, our revenues were approximately $1.2 billion and our net income was $75.8 million. During this period, approximately 46% of our revenues were from business enterprise (Local Area Network or "LAN") applications, 41% from broadband and other video applications, and 13% from other telecommunications applications. International sales were approximately 32% of our 2004 revenues. Approximately 79% and 83% of our revenues were from Hybrid Fiber Coaxial ("HFC") cable networks and other video applications and 16% and 14% were from LAN premise wiring applications for the years ended December 31, 2003 and 2002, respectively. Historically, our operating performance is typically weaker during the first and fourth quarters and stronger during the second and third quarters. For further discussion of our current and prior year domestic and international revenues, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this Form 10-K.

Our Acquisition of Connectivity Solutions

        On January 31, 2004, we acquired the Connectivity Solutions business ("Connectivity Solutions") from Avaya Inc. ("Avaya"). We acquired Connectivity Solutions primarily to expand our position in the 'last mile' of telecommunications, establish a leadership position in the global enterprise connectivity market and enhance our global growth opportunities. We believe that this complementary combination of our business with the Connectivity Solutions business creates the potential for significant synergies and positions us as a leading provider of cable products and apparatus to both the enterprise and telecommunications markets.

        We acquired substantially all of the assets, subject to specified current liabilities, and also assumed approximately $65 million of other specified liabilities, primarily related to employee benefits, of Connectivity Solutions, for approximately $250 million in cash and approximately 1.8 million shares of our common stock. The cash component of the transaction was funded primarily through our existing cash balances and through $100 million of borrowings under a new $185 million senior secured credit facility. The Connectivity Solutions business, as operated by Avaya, was organized into three product groups as follows:

  •
  SYSTIMAX®, which is a global leader in the design, development, manufacture and marketing of physical layer end-to-end structured cabling solutions for connecting phones, workstations, LANs, storage area networks and other critical communication devices through buildings or across campuses of businesses, enterprises and other organizations.

  •
  ExchangeMAX®, which is a leading provider in the U.S. of physical layer structured cabling solutions supporting central offices of telecommunications service providers.

  •
  Integrated Cabinet Solutions ("ICS"), which provides secure environmental enclosures engineered to protect and optimize the performance of wireless, Digital Subscriber Lines ("DSL") and other electronic equipment, primarily in outdoor locations of telecommunications providers.

        Our historical financial information and other information given as of a date prior to January 31, 2004 reflects the business of CommScope prior to the acquisition of Connectivity Solutions, unless the context specifically requires otherwise. Financial and other information included in this Form 10-K relating to the Connectivity Solutions business as operated by Avaya for the fiscal year ended September 30, 2003 and other periods prior to the acquisition is not necessarily indicative of the future performance of the Connectivity Solutions business as operated by us. For a description of the factors affecting such future performance, see Exhibit 99.1 to this Form 10-K.

Strategy

        Our strategic vision is to be the leading global developer, producer and seller of high-performance communications solutions for deployment by communication service providers and enterprise users. Our acquisition of Connectivity Solutions is an important milestone in achieving this objective. We strive to be recognized for the superior quality and performance of our products, outstanding service to our customers, excellence of our employees and value we provide to our stockholders.

        Our business strategy focuses on enhancing operational efficiency and internal growth for existing CommScope businesses. We intend to enhance revenue growth by developing proprietary products and building upon our worldwide facilities and presence as well as our extensive global network of distributors, system integrators and value-added resellers. Our industry-leading research and development teams continue to spearhead innovative developments in cable and connectivity. We plan to build upon this legacy of innovation and leverage our portfolio of more than 1,100 worldwide patents and pending patent applications to provide leading-edge technology and new, high-performance cable and connectivity solutions products to our customers. We intend to use our new market channels to expand sales of existing CommScope products.

        We intend to improve efficiency by increasing operating focus, improving productivity and simplifying processes as we integrate the Connectivity Solutions business. We also intend to maintain our emphasis on superior customer service, which we believe has helped us maintain our market leadership in enterprise and broadband applications.

Operating Segments

        During 2003 and 2002, our operations were conducted within one reportable business segment, based on the similarity of products, production processes, distribution methods and regulatory environment. During 2004, as a result of the acquisition of Connectivity Solutions, we reported results for two business segments:

  •
  Cable segment (approximately 53% of sales), which is the same as CommScope's cable business prior to the acquisition of Connectivity Solutions and includes Broadband/Video products, Enterprise LAN solutions and Wireless/Other Telecommunications products.

  •
  Connectivity Solutions segment (approximately 47% of sales), which is the acquired Connectivity Solutions business and includes SYSTIMAX, ExchangeMAX and the ICS product groups.

        See Note 20 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for certain segment and geographic financial data relating to our business. We are currently evaluating alternative operational and financial reporting structures that may integrate Cable segment product groups with similar product groups offered by the Connectivity Solutions segment. This may require us to report our results in more or different reportable segments during future periods.

Major Product Groups

Enterprise Products

        CommScope enterprise products include SYSTIMAX Solutions, from the Connectivity Solutions segment and Uniprise Solutions™, previously referred to as the LAN product line, from the Cable segment. Through both of these brands, we provide structured cabling systems for business enterprise applications. A structured cabling system is the transmission network inside a building or campus of buildings that connects voice and data communication devices, video and building automation devices, switching equipment and other information management systems to one another as well as to outside communications networks. It includes all the in-building and outside plant campus cabling and associated distribution components from the point of demarcation where the building cabling connects to outside communications networks. A structured cabling system consists of various components, including transmission media (cable), circuit administration hardware, connectors, jacks, plugs, adapters, transmission electronics, electrical protection devices, wireless access devices and support hardware. Cables are classified by their construction, their data transmission capability and the environment in which they can be installed. Components are used to build elements, each having a specific purpose that allows easy implementation, moves, changes and maintenance as customer requirements change. A well-designed distribution system is independent of the equipment it serves and is capable of interconnecting many different devices, including computer and peripheral equipment, analog and digital telephones, personal computers and servers.

        We believe that business enterprises are faced with a growing need for higher bandwidth connectivity solutions as network traffic and the number of network devices increases. Applications such as storage area networks, streaming audio/video, multi-site collaboration, database downloads, grid computing and large file transfers create an increasing demand for bandwidth and higher-performance structured cabling systems. While the rate of technology adoption or application development is difficult to predict, we believe that desktop bandwidth growth should continue to increase.

Broadband/Video Products

        We design, manufacture and market coaxial and fiber optic cable, most of which is used in the cable television industry. We are the world's largest manufacturer of coaxial cable and a leading domestic supplier of fiber optic cable for cable TV and other video applications. Our coaxial and fiber optic cables are primarily used in HFC networks being deployed throughout the world. HFC networks utilize a combination of fiber optic and coaxial cable and are widely recognized as one of the most cost-effective ways to offer multi-channel video, voice and data services. Our broadband coaxial cables and zero water peak optical fiber cables provide bandwidth connectivity for services such as cable television, video on demand, high-speed Internet access, cable telephony and other interactive services.

        Many other specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We are a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full service communications providers worldwide. We also provide a variety of cable-in-conduit products for telecommunication applications. Our Broadband/Video products are reported in the Cable segment.

Wireless and Carrier Products

        CommScope also sells a variety of other solutions and products, including ExchangeMAX | and ICS in the Connectivity Solutions segment and wireless products in the Cable segment.

        Our ExchangeMAX structured cabling systems are primarily deployed in U.S. central offices of telephone service providers. The ExchangeMAX solution combines our family of central office connectivity products with an overall system architecture to support the copper cable distribution networks of a central office. Our products include Unshielded Twisted Pair ("UTP"), shielded twisted pair and coaxial cable, copper main distributing frames, digital signal cross connect frames, connectors, patch cords and cable management software. We manufacture and market the ExchangeMAX product line primarily to Original Equipment Manufacturers ("OEMs"), telecommunication service providers ("carriers") and third-party vendors in the U.S.

        Our ICS products are sturdy environmental enclosures for electronics devices and equipment deployed in the outside plant and inside buildings. Enclosures are designed to meet the needs of each customer, including thermal characteristics, and are used mostly by carriers to protect wireless equipment, transmission access equipment, switching equipment and broadband electronic equipment. Each cabinet is assembled, completely wired and system-tested at our facilities to ensure high quality and ease of installation. We market ICS products primarily to domestic telecommunications equipment manufacturers and carriers. Our ICS products also compete in the global integrated cabinet solutions and enclosures industry, providing Broadband, DSL and switching equipment for OEMs of telecommunications equipment.

        Our wireless products include innovative, high frequency cables and components that connect wireless antennae to their transmitters. Semi-flexible coaxial cables are used to connect the antennae located at the top of wireless antenna towers to the radios and power sources located adjacent to or near the antenna site. Over the past few years, we developed and patented Cell Reach™, a line of smooth-wall copper or aluminum shielded semi-flexible coaxial cables and related connectors and accessories to address this market. Cell Reach has been installed in thousands of wireless base stations with leading service providers.

        We also manufacture other broadband coaxial cables, fiber optic cables and twisted pair cables that are used for various wireless applications, including Third Generation Wireless (3G), Personal Communications Systems (PCS), Global System for Mobile Communications (GSM), Universal Mobile

Telecommunications Systems (UMTS), Cellular, Multichannel Multipoint Distribution Service (MMDS), Local Multipoint Distribution System (LMDS), land mobile radio, paging, automotive and in-building wireless applications.

Manufacturing

        Most of our manufacturing facilities have received IS0 9000 certification, the most widely recognized standard for quality management. In addition, several of our facilities have the TL 9000 certification, which is a telecommunications specific standard for quality management. We employ a global manufacturing strategy and operate 12 manufacturing facilities located in Nebraska, North Carolina, Alabama and Nevada; Seneffe, Belgium; Jaguariuna, Brazil; Bray, Ireland; Brisbane, Australia; and Tianjin, China. We are in the process of building a broadband manufacturing facility in Suzhou, China, which is expected to be operational by mid-2005.

Communications Cables

        We employ numerous advanced cable manufacturing processes. Many of these processes, some of which are proprietary and/or include trade secret information, are performed on equipment that has been modified for our purposes or specifically built to our specifications, often internally in our own machine shop facilities. These manufacturing processes include bimetallic wire fabrication, fine wire drawing, thermoplastic extrusion for insulating wires and cables, high-speed welding and swaging of metallic shields or outer conductors, braiding, cabling and stranding, and automated testing. Our manufacturing facilities are generally vertically integrated. We outsource certain fabrication of selected materials when cost-effective.

Apparatus Devices

        Apparatus devices support a complete systems solution. These products include jacks, outlets, panels, cords, connectors, protectors and network management tools. The manufacture of a typical part includes the following steps: molding of the parts, stamping metal parts, forming of sheet metal parts, insertion of printed wiring boards, assembly, wire wrapping, labeling and packaging. These products are composed of various plastics, stamped metal components and purchased assembled components.

Solutions Approach

        We utilize a unique, top-down systems approach to developing structured cabling systems. This approach is supported by modal decomposition and simulation techniques developed by our laboratories. Modal Decomposition Modeling is a sophisticated measurement and modeling tool to analyze the hundreds of interactions present in multi-conductor transmission systems. We believe that this proprietary tool increases measurement accuracy and can effectively cascade individual components mathematically into a link or a channel. After collection of the modal data for a large number of individual components, through a mathematical process we can simulate a link or channel as if all components were physically connected. We believe that this modeling tool allows us a more comprehensive understanding of the properties of a cabling channel than our competitors. In addition, we are able to better identify weak links and refine components for system tuning and optimization. With this optimization, a UTP cabling system can sustain speeds in the multi-gigabit range without radical new design or network footprint. We believe that our unique tools help us create better-structured cabling solutions, deliver best-in-class total system performance and globally maintain a strong competitive position.

Integrated Cabinets

        An integrated cabinet starts with base metal sheets that are stamped or cut and then formed to specification. These parts are then treated and sealed in a dry paint line process. The metal parts are then assembled and engineered around specific power and thermodynamic components and designs, some of which are developed internally and others of which are purchased from third party providers. Then a base line cabinet can be assembled using cable or apparatus products and integrated to high-end electronic devices provided by the end user drawings.

Cost Reduction and Organizational Initiatives at Connectivity Solutions Manufacturing, Inc.

        During the fourth quarter of 2004, Connectivity Solutions Manufacturing, Inc. ("CSMI"), our wholly owned manufacturing subsidiary, adopted organizational and cost-reduction initiatives at its Omaha, Nebraska facility. These long-term manufacturing initiatives are designed to improve the competitive position of these operations and are expected to be substantially in place by the middle of 2005. The primary components of this restructuring are: a) a reorganized management structure that creates more focused stand-alone management organizations for cable, apparatus and cabinets, b) re-engineered, simplified business practices and manufacturing processes and c) a reduced number of management, production and support personnel. As a result of these initiatives, we recognized impairment charges during the fourth quarter of 2004 related to manufacturing equipment that was no longer used in operations. CSMI is also developing a plan for under-utilized real estate.

        The 2.4 million square foot Omaha facility is the largest production facility for SYSTIMAX, ExchangeMAX and ICS products. The facility was purchased from Avaya in conjunction with the acquisition of the Connectivity Solutions business on January 31, 2004.

        See Note 6 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional detail about the restructuring costs recognized and expected future costs related to these initiatives.

Restructured Relationship with Furukawa

        From November 2001 through June 2004 we owned a minority equity interest in OFS BrightWave, LLC ("OFS BrightWave"), one of the world's largest manufacturers of optical fiber and fiber optic cable. OFS BrightWave was formed by us and The Furukawa Electric Co., Ltd. ("Furukawa") to operate certain fiber optic cable and transmission fiber assets of the Optical Fiber Solutions Group acquired from Lucent Technologies Inc. ("Lucent") in 2001. The remaining equity interest in OFS BrightWave was owned by an indirect wholly owned subsidiary of Furukawa.

        Primarily as a result of the continuing weakness in the global fiber optic cable market and Furukawa's continuing efforts to restructure its OFS BrightWave operations, we agreed with Furukawa to further amend our existing contractual arrangements in the second quarter of 2004 for the mutual benefit of both companies. In June 2004, we exercised our contractual right to sell and sold our 9.4% equity ownership interest in OFS BrightWave to Furukawa in exchange for the 7,656,900 shares of our common stock owned by Furukawa. We hold these shares as treasury stock. As a result of the transaction, we no longer own any equity interest in OFS BrightWave.

        This transaction does not affect our right to receive full payment from OFS BrightWave under an existing $30 million loan, which is scheduled to mature in 2006. In conjunction with the sale of our ownership interest in OFS BrightWave, we fully impaired the remaining balance of this asset due to market conditions and because we no longer had an equity ownership in OFS BrightWave. The impairment loss was included in the net gain on sale in our consolidated statement of operations during 2004. For the year ended December 31, 2004, OFS BrightWave continued to make interest payments in accordance with the terms and conditions of the original loan agreement.

        We recorded a net pretax gain during the second quarter of 2004 of approximately $121.3 million ($76.4 million net of tax or approximately $1.13 per diluted share), as a result of these transactions. For more information about this transaction, see Note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

        In addition, we agreed with Furukawa to continue our existing optical fiber supply relationship by entering into a new four-year supply agreement expiring June 2008. We will continue to have access to a broad array of technologically advanced optical fibers as well as a cross license agreement for key intellectual property.

Research and Development

        Our research, development and engineering ("R&D") expenditures for the creation and application of new and improved products and processes were $29.3 million, $6.2 million and $6.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. R&D costs increased in 2004 primarily as a result of our acquisition of the Connectivity Solutions business. In connection with this acquisition we gained over 100 research and development professionals who focus on fundamental research, product development and enhancements and manufacturing processes related to our Connectivity Solutions segment products. During 2004, our major R&D activities related to developing new enterprise structured cabling solutions as well as more cost effective designs for cables, apparatus and cabinets.

        Many of our professionals maintain a presence in standards-setting organizations so that the products related to our enterprise and carrier businesses can be formulated to achieve broad market acceptance. These organizations include the Telecommunications Industry Association, the Electronic Industry Association, the Institute of Electrical and Electronic Engineers and the Asynchronous Transfer Mode Forum.

Sales and Distribution

        We market our products directly to telecommunication service providers and through an extensive global network of distributors, system integrators and value-added resellers. We support our sales organization with regional service centers in locations around the world. A key aspect of our North American customer support and distribution system is the use of our private truck fleet, which primarily serves our broadband/video customers. We believe that our ability to offer rapid delivery services, materials management and logistics services to customers in the continental U.S. through our private truck fleet is an important competitive advantage.

        Our broadband/video products are primarily sold directly to cable television system operators. According to the National Cable & Telecommunications Association, the five largest cable television system operators account for approximately 70% of the cable television subscribers in the United States. The major cable television system operators include such companies as Comcast Corporation ("Comcast"), which merged with AT&T Broadband in November 2002, Time Warner Inc., Charter Communications, Inc. ("Charter"), Cox Communications, Inc. and Adelphia Communications Corporation ("Adelphia"). Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to the five largest domestic broadband service providers represented approximately 18% of our net sales during 2004 and 39% during 2003. During 2004, Comcast accounted for less than 10% of our net sales. However, prior to the acquisition of Connectivity Solutions, sales to Comcast accounted for approximately 18% and 20% of our net sales, as if they were combined with AT&T Broadband, for the full years ended December 31, 2003 and 2002, respectively. No other broadband/video customer accounted for 10% or more of our net sales during 2004, 2003 or 2002.

        Our enterprise solutions products are sold to customers primarily through independent distributors, system integrators and value-added resellers. During 2004, sales of enterprise products to the top five distributors, system integrators and value-added resellers represented approximately 50% of our consolidated net sales. In particular, during 2004, Anixter International and its affiliates ("Anixter") accounted for approximately 35% of our net sales. No other enterprise customer accounted for more than 10% of our net sales during 2004. However, net sales by the Connectivity Solutions business, as operated by Avaya, to Anixter and Graybar Electric Company were approximately 53% and 14%, respectively, for Avaya's fiscal year ended September 30, 2003. In addition, selling products through distributors has associated risks, including, without limitation, that sales can be negatively affected on a short-term basis as a result of changes in inventory levels maintained by distributors; these inventory changes may be unrelated to the purchasing trends by the ultimate customer.

        We believe the enterprise structured cabling market has three segments: premium, mid-tier and basic. Products in the premium segment consist of end-to-end solutions created from cable, connectors and components that are specifically designed for compatibility to provide cutting-edge performance and best-in-class system transmission. Products in the mid-tier segment generally consist of value-oriented solutions based on established technology or cable that is matched with connectors from a variety of manufacturers. Products in the basic segment consist of lower performance cables typically used for phone wiring or lower speed networks.

        We intend to deploy a two-tier strategy to address different market needs with our enterprise brands. Our SYSTIMAX Solutions branded products focus on the premium segment and are sold primarily to large, multinational companies. Our Uniprise branded products focus on the middle-tier market and are sold primarily to large and medium sized enterprises in the U.S.

        We sell our wireless and carrier products both directly and through distribution, primarily to large, domestic telecommunication service providers and OEMs. Our customer service and engineering groups maintain particularly close working relationships with these carrier customers due to the significant amount of design and customization associated with some of these products.

        Our international sales consist primarily of our enterprise and broadband/video products. Our primary channels to international markets are through distributors and direct sales to end users and OEMs. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia/Pacific Rim and other regions throughout the world. Our net sales from international operations were approximately $373.7 million during 2004. Prior to the Connectivity Solutions acquisition, our net sales from international operations were approximately $110.8 million and $111.5 million during 2003 and 2002, respectively.

        Changes in the relative value of currencies take place from time to time and their effects on our results of operations may be favorable or unfavorable. We sometimes engage in foreign currency hedging transactions to mitigate these effects. For more information about our foreign currency exposure management, see Note 13 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Patents and Trademarks

        We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. As of December 31, 2004, on a worldwide basis, we held over 1,100 patents and pending patent applications, including those we acquired as part of the Connectivity Solutions acquisition. As of December 31, 2004, we also had over 700 registered trademarks and pending trademark applications worldwide. We consider our patents and trademarks to be valuable assets, but no single patent or trademark is material to our operations as a whole. We intend to rely on our intellectual property rights including our proprietary knowledge, trade secrets and continuing technological innovation to develop and maintain our competitive position. We have and will continue to protect certain key intellectual property rights.

        We have entered into cross-licensing arrangements with Furukawa, providing us with access to key technology for communications cables, especially fiber optic cables.

Backlog

        At December 31, 2004, 2003 and 2002, we had an order backlog of approximately $91 million, $24 million and $26 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. In some cases, unfilled orders may be canceled prior to shipment of goods; but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

        For Connectivity Solutions' fiscal year ended September 30, 2003, Connectivity Solutions as operated by Avaya had an order backlog of approximately $24 million. Under Avaya, Connectivity Solutions measured backlog as actual orders not shipped, regardless of when shipments were to be made.

Competition

        The market for cable products and structured cabling systems is highly competitive and subject to rapid technological change. We encounter competition in substantially all areas of our business and from both international and domestic companies. Our competitors include large, diversified companies, some of which have substantially greater assets and financial resources than we do, as well as medium to small companies. We also face competition from certain smaller companies that have concentrated their efforts in one or more areas of the broadband/video, enterprise or carrier markets. Some of our representative competitors by product group include: Enterprise—ADC Telecommunications, Inc., Belden CDT, Inc., Draka Holding N.V., General Cable Corp., Ortronics, Inc., Nexans SA, Panduit Corp. and Tyco Electronics Corporation; Broadband—Amphenol Corporation, Corning Incorporated, Pirelli & C. SpA and Trilogy Communications, Inc.; Wireless and Carrier—Alcatel, ADC Telecommunications, Inc., Andrew Corporation, Eupen Cable, Inc., Marconi plc, and Emerson Electric Co.

        We compete primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. We believe that we have a strong competitive position in the broadband cable market due to our position as a low-cost, high-volume cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. We believe that our structured cabling systems business has a strong competitive position in the enterprise market because of its long-standing relationships with distributors, system integrators and value-added resellers, its strong brand recognition and its premium product features and reliability. Competition in the wireless and carrier markets remains particularly intense, primarily due to consolidation among our customers, reduced spending for telephone central office applications and increased pricing pressures from competitors.

Raw Materials

        Our production processes are material intensive and we use significant quantities of various raw materials, including plastics and other polymers, fluoropolymers, fabricated aluminum, bimetals, copper, optical fiber and steel, among others. Fluorinated ethylene propylene is the primary raw material used throughout the industry for producing flame-retarding cables for LAN applications in North America. We use fabricated aluminum, copper and steel in the manufacture of coaxial and twisted pair cables. Most of these fabricated metal components are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We have adopted a hedging policy pursuant to which we may, from time to time, purchase physical inventory or attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Optical fiber is a primary raw material used for making fiber optic cables.

        Our profitability may be affected by changes in the market price of our raw materials, most of which are linked to the commodity markets. Prices for copper, fluoropolymers and certain polymers derived from oil and natural gas have increased substantially over the past twelve months. As a result, we have increased our prices for certain enterprise and broadband/video products and may have to increase prices again in the future. Our inability to recover costs through increased prices has had and could continue to have a material adverse impact on the results of our operations.

Environment

        We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of hazardous substances, the handling and disposal of solid and hazardous waste, and the investigation and remediation of hazardous substance contamination. Because of the nature of our business, we have incurred, and will continue to incur, costs relating to compliance with these environmental laws and regulations. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations, including those regulating the types of substances allowable in certain of our consumer products, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business.

        Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, current or former owners or operators of a contaminated property, as well as companies that generated, disposed of, or arranged for the disposal of hazardous substances at a contaminated property, can be held jointly and severally liable for the costs of investigation and remediation of the contaminated property, regardless of fault. Certain of our owned facilities, including the Omaha facility of CSMI acquired in the Connectivity Solutions acquisition, are the subject of ongoing investigation and/or remediation of hazardous substance contamination in the soil and/or groundwater. Costs relating to these investigations or remediation activities are being indemnified by prior owners and operators of these facilities. Based on currently available information and the availability of indemnification, we do not believe that the costs associated with these contaminated sites will have a material adverse effect on our financial condition or results of operations. However, our present and former facilities have or had been in operation for many years and, over such time, these facilities have used substances or generated and disposed of wastes that are or may be considered hazardous. Therefore, it is possible that environmental liabilities may arise in the future which we cannot now predict.

Employees

        As of December 31, 2004, we employed approximately 4,300 people. The majority of our employees are located in the U.S., but we also have employees in foreign countries, including Australia, Belgium, Brazil, Ireland, Singapore, China and The Netherlands.

        CSMI has collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"), System Council T-3 on behalf of its Locals 1614 and 1974. In connection with our acquisition of Connectivity Solutions, CSMI assumed these agreements, with modifications, effective January 31, 2004. These collective bargaining agreements expire on May 31, 2006. These collective bargaining agreements govern the pay, benefits and working conditions for approximately 750 production, maintenance and clerical employees represented by the two IBEW Locals.

        We believe that our relations with our employees and unions are satisfactory.

Available Information

        Our website can be found at http://www.commscope.com. This website contains frequently updated information about us and our operations. Copies of each of our filings with the Securities and Exchange Commission ("SEC") on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing http://www.commscope.com and clicking on Investor Relations/News and then clicking on SEC Filings.

New York Stock Exchange Annual CEO Certification

        Our common stock is listed on the New York Stock Exchange. In accordance with New York Stock Exchange rules, on June 1, 2004 we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by CommScope of the New York Stock Exchange's corporate governance listing standards.

ITEM 2.    PROPERTIES

        As of December 31, 2004, our principal administrative, production, and research and development facilities (including those owned by subsidiaries) were as follows:

Location	Square Feet Size	Use	Segment	Owned or Leased
Hickory, NC(1)	84,000	Corporate Center/Administrative/Sales/Customer Service	Cable	Owned
Catawba, NC(1)	1,000,000	Production/Distribution/Administrative/Engineering	Cable	Owned
Claremont, NC(1)	587,500	Production/Distribution/Administrative/Sales/Engineering	Cable	Owned
Scottsboro, AL(1)	150,000	Production/Distribution	Cable	Owned
Statesville, NC(1)	315,000	Production/Distribution/R&D/Engineering	Cable	Owned
Seneffe, Belgium	134,000	Production/Distribution/Sales/Administrative	Cable	Owned
Newton, NC(1)	455,000	Production/Distribution/Administrative/Sales/R&D	Cable	Owned
Sparks, NV	225,500	Production/Distribution/Service	Cable	Leased
Suzhou, China(2)	120,000	Production/Distribution/Administrative	Cable	Leased
Jaguariuna, Brazil	283,000	Production/Distribution/Administrative/Sales	Cable	Owned
Richardson, TX	116,500	Administrative/R&D	Connectivity Solutions	Leased
Omaha, NE(1)	2,389,000	Production/Distribution/Administrative	Connectivity Solutions	Owned
Bray, Ireland	130,000	Production/Distribution/Administrative/Sales	Connectivity Solutions	Owned
Brisbane, Australia	113,000	Production/Distribution/Administrative	Connectivity Solutions	Leased
Singapore	75,000	Distribution	Connectivity Solutions	Leased
Hilversum, The Netherlands	42,500	Distribution	Connectivity Solutions	Leased
Tianjin, China(3)	79,500	Production/Distribution/Administrative/Sales	Connectivity Solutions	Leased
Qingdao, China(3)	6,000	Production/Distribution	Connectivity Solutions	Leased
Miscellaneous International	20,000	Sales	Connectivity Solutions	Leased

(1)
Our interest in each of these properties is encumbered by a lien securing our existing senior secured credit facility (see Note 12 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

(2)
This facility is presently under construction and is expected to be operational by mid-2005.

(3)
These facilities are leased by CommScope Solutions Tianjin Cable, Ltd., a joint venture in which we own a 60% equity interest acquired from Avaya in connection with the Connectivity Solutions acquisition.

        We believe that our facilities and equipment generally are well maintained, in good condition and suitable for our purposes and adequate for our present operations. While we currently have excess manufacturing capacity in our facilities, utilization is subject to change based on customer demand. We can give no assurances that we will not continue to have excess manufacturing capacity over the long-term.

ITEM 3.    LEGAL PROCEEDINGS

        We are either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on our business or financial condition upon their final disposition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the three months ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information with respect to the executive officers of the Company as of March 10, 2005.

Name and Title	Age	Business Experience
Frank M. Drendel Chairman and Chief Executive Officer	60	Frank M. Drendel has been our Chairman and Chief Executive Officer since July 28, 1997 when we were spun-off (the "Spin-off") from General Instrument Corporation (subsequently renamed General Semiconductor, Inc.) and became an independent company. He has served as Chairman and President of CommScope, Inc. of North Carolina, ("CommScope NC"), currently our wholly-owned subsidiary, from 1986 to the Spin-off and has served as Chief Executive Officer of CommScope NC since 1976. Prior to that time, Mr. Drendel has held various positions with CommScope NC since 1971. Mr. Drendel is a director of Nextel Communications, Inc. and the National Cable & Telecommunications Association. Mr. Drendel was inducted into the Cable Television Hall of Fame in 2002.
Brian D. Garrett President and Chief Operating Officer	56
		Brian D. Garrett has been President and Chief Operating Officer of CommScope and CommScope NC since 1997. He was our Executive Vice President, Operations from the Spin-off until 1997. From 1996 to 1997, he was Executive Vice President and General Manager of the Network Cable Division of CommScope NC and Vice President and General Manager of the Network Cable Division of CommScope NC from 1986 to 1996. Prior to that time, Mr. Garrett has held various positions with CommScope NC since 1980.
Jearld L. Leonhardt Executive Vice President and Chief Financial Officer	56
		Jearld L. Leonhardt has been our Executive Vice President and Chief Financial Officer since 1999. He has served as our Executive Vice President, Finance and Administration from the Spin-off until 1999. He was our Treasurer from the Spin-off until 1997. He has served as Executive Vice President and Chief Financial Officer of CommScope NC since 1999. He has served as Executive Vice President, Finance and Administration of CommScope NC from 1983 until 1999 and Treasurer of CommScope NC from 1983 until 1997. Prior to that time, Mr. Leonhardt has held various positions with CommScope NC since 1970.

Randall W. Crenshaw Executive Vice President and General Manager, Enterprise	47
		Randall W. Crenshaw has been our Executive Vice President and General Manager, Enterprise, since February 2004. From 2000 to February 2004, he served as Executive Vice President, Procurement, and General Manager, Network Products Group, of CommScope and CommScope NC. From the Spin-off until 2000, he was Executive Vice President, Procurement of CommScope and CommScope NC. From 1994 to 1997, Mr. Crenshaw was Vice President Operations for the Network Cable Division of CommScope NC. Prior to that time, Mr. Crenshaw has held various positions with CommScope NC since 1985.
Marvin S. Edwards, Jr. Acting President, Connectivity Solutions Manufacturing, Inc.	56
		Marvin S. Edwards, Jr. has been Acting President of our wholly owned subsidiary, Connectivity Solutions Manufacturing, Inc., since October 2004 after having rejoined CommScope in June 2004 as Executive Vice President—Business Development. Between 2001 and 2003, he was President and Chief Executive Officer of OFS Fitel, LLC and OFS BrightWave, LLC, a joint venture between CommScope and The Furukawa Electric Co., Ltd. Mr. Edwards joined CommScope earlier in 2001 as Executive Vice President—Strategic Development and President of the Wireless Products Group. Between 1986 and 2001, he served in various capacities with Alcatel, including President of Alcatel North America Cable Systems and President of Radio Frequency Systems (RFS). He began his professional career with Wachovia (formerly First Union National Bank) in 1972.
William R. Gooden Senior Vice President and Controller	63
		William R. Gooden has been our Senior Vice President and Controller since the Spin-off. He has served as Senior Vice President and Controller of CommScope NC since 1996 and was Vice President and Controller from 1991 to 1996. Prior to that time, Mr. Gooden has held various positions with CommScope NC since 1978.
Edward A. Hally Executive Vice President and General Manager, Wireless and Carrier	55
		Edward A. Hally has been Executive Vice President and General Manager, Wireless and Carrier of CommScope and CommScope NC since November 2004. From 2002 to November 2004, he served as Executive Vice President and General Manager, Wireless Products of CommScope. From 2001 to 2002, he served as Senior Vice President and General Manager for Inktomi Corporation, a global provider of information-retrieval solutions. Prior to 2001, he was Corporate Vice President and General Manager for Motorola GSM System Products Division and based in the United Kingdom. Prior to joining Motorola in 1996, he worked in many capacities at Nortel Networks, ultimately serving as Vice President/General Manager for Nortel's Magellan Data Network Business based in Frankfurt, Germany.

James R. Hughes Executive Vice President, Broadband—Sales and Marketing	44
		James R. Hughes has been Executive Vice President, Broadband—Sales and Marketing of CommScope and CommScope NC since January 1, 2005. From 1997 until 2005, he was Senior Vice President, North American Broadband Sales and Marketing of CommScope NC. From the time he joined CommScope in 1995 until 1997, he was Vice President, Broadband Marketing and Customer Service. Prior to joining CommScope, Mr. Hughes held various positions with Belden Wire & Cable from 1983 to 1995.
Christopher A. Story Executive Vice President, Broadband—Operations	45
		Christopher A. Story has been Executive Vice President, Broadband—Operations of CommScope and CommScope NC since 2000. From 1998 until 2000, he was Senior Vice President, CATV Operations, of CommScope NC. From 1996 to 1998, he was Vice President, CATV Operations, of CommScope NC. Prior to that time, Mr. Story has held various positions with CommScope NC since 1989.
Frank B. Wyatt, II Senior Vice President, General Counsel and Secretary	42
		Frank B. Wyatt, II has been Senior Vice President, General Counsel and Secretary of CommScope and CommScope NC since 2000. He was Vice President, General Counsel and Secretary of CommScope and CommScope NC from the Spin-off until 2000. He was Vice President of CommScope NC from 1997 to 2000, and has served as General Counsel and Secretary of CommScope NC since 1996. From 1987 to 1996, Mr. Wyatt was an attorney in private law firm practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird LLP).

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange under the symbol "CTV." The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

	Common Stock Price Range
	High	Low
2003
First Quarter	$9.95	$6.90
Second Quarter	$10.69	$7.24
Third Quarter	$13.05	$9.05
Fourth Quarter	$16.95	$11.99
2004
First Quarter	$19.80	$15.86
Second Quarter	$21.55	$15.84
Third Quarter	$22.20	$18.36
Fourth Quarter	$22.65	$17.15

        As of March 1, 2005, the approximate number of registered stockholders of record of our common stock was 595.

        We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Certain of our debt agreements contain limits on our ability to pay cash dividends on our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents our historical selected financial data as of the dates and for the periods indicated. The data for each of the years presented are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. This historical financial data does not reflect the historical financial information of the Connectivity Solutions business, or pro forma information relating to our acquisition of Connectivity Solutions on January 31, 2004, and the related financing, and therefore may not be indicative of our financial condition and performance for future periods.

Five-Year Summary of Selected Financial Data
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Results of Operations:
Net sales	$1,152,696	$573,260	$598,467	$738,498	$950,026
Gross profit	254,815	114,640	120,555	179,644	251,054
Impairment charges	—	31,728	25,096	12,802	—
Restructuring costs	14,243	—	—	—	—
Operating income (loss)	5,906	(8,954)	(15,410)	62,874	146,051
Loss on early extinguishment of debt	5,029	—	—	—	—
Equity in losses of OFS BrightWave, LLC	(1,393)	(61,745)	(53,722)	(6,922)	—
Gain on sale of OFS BrightWave, LLC	76,437	—	—	—	—
Net income (loss)	75,755	(70,560)	(67,152)	27,865	84,887
Net Income (Loss) Per Share Information:
Weighted average number of shares outstanding:
Basic	57,353	59,231	61,171	52,692	51,142
Assuming dilution	67,685	59,231	61,171	53,500	56,047
Net income (loss) per share:
Basic	$1.32	$(1.19)	$(1.10)	$0.53	$1.66
Assuming dilution	$1.15	$(1.19)	$(1.10)	$0.52	$1.60
Other Information:
Net cash provided by operating activities	$108,348	$91,444	$103,825	$158,168	$44,924
Depreciation and amortization	60,534	34,162	36,916	40,529	35,799
Additions to property, plant and equipment	13,211	5,322	22,616	70,841	98,640
	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$99,631	$110,358	$30,017	$38,409	$7,704
Short-term investments	77,620	95,680	90,085	23,520	—
Property, plant and equipment, net	311,453	176,290	229,515	277,169	251,356
Total assets	1,030,579	739,781	772,668	889,005	721,182
Working capital	291,420	280,636	213,971	199,125	209,104
Long-term debt, including current maturities	310,300	183,300	183,300	194,569	227,436
Stockholders' equity	449,463	455,706	517,535	606,514	374,520

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

        The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. On January 31, 2004 we acquired the Connectivity Solutions business of Avaya. The historical financial and other information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for periods prior to January 31, 2004 reflects the business of CommScope prior to our acquisition of the Connectivity Solutions business, unless otherwise noted. Because the acquisition of the Connectivity Solutions business is significant to us, our historical financial information may not be indicative of our financial condition and performance for future periods.

Overview

        CommScope, Inc. is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. We focus on the 'last mile' in communications networks, which is the distribution access, or final link to the customer. Through our acquisition of the Connectivity Solutions business of Avaya on January 31, 2004, we became a global leader in structured cabling for business enterprise applications. We believe we are a global leader in broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

        During 2003 and 2002, our operations were conducted within one reportable business segment, based on the similarity of products, production processes, distribution methods and regulatory environment. During 2004, as a result of the acquisition of Connectivity Solutions, management evaluated the results of operations in two reportable business segments: the Cable segment, which is the same as our cable business prior to the acquisition, and the Connectivity Solutions segment, which is the business acquired in January 2004. As we continue to integrate the Connectivity Solutions segment into our global operations and financial reporting systems, we are evaluating alternative operational and financial reporting structures that may integrate Cable segment product groups with similar product groups offered by the Connectivity Solutions segment. This may require us to report our results in more or different reportable segments during future periods.

        Net sales for 2004 increased by $579.4 million to $1,152.7 million as compared to 2003, primarily due to the inclusion of eleven months of net sales from the Connectivity Solutions segment. Net income for 2004 increased by $146.4 million to $75.8 million as compared to 2003, primarily due to the gain ($76.4 million, after-tax) from the sale of our interest in OFS BrightWave; an increase in gross margin to approximately 22% during 2004 compared with approximately 20% during 2003; and a reduction in equity in losses of OFS BrightWave ($60.3 million, after-tax). This increase in net income was partially offset by various charges directly and indirectly related to the Connectivity Solutions acquisition.

        During the periods presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the primary source of revenue from our Cable segment was product sales to cable television system operators, telecommunication service providers, OEMs and distributors. Demand for our cable products depends primarily on capital spending by cable television system operators for maintaining, constructing and rebuilding or upgrading their systems. The primary source of revenue for our Connectivity Solutions segment was product sales to large, multinational companies, which are made primarily through a global network of distributors, system integrators and value-added resellers. Demand for Connectivity Solutions products depends primarily on capital spending by enterprises on communications projects in new buildings or campuses, building expansions or upgrades of network systems within buildings or campuses.

        Our future financial condition and performance will be dependent, in large part, on our ability to successfully complete the integration of the Connectivity Solutions business and on economic conditions in the industries in which we operate. Our revenues and profitability are affected by increasing consolidation in the telecommunications industry and the capital spending of our major customers, which has declined in recent years. In addition, the financial condition of several of our customers has deteriorated in recent years. These conditions may result in lower sales volumes to our customers, write-offs of our receivables, the impairment of certain of our manufacturing assets and reductions in our workforce. Our profitability is also affected by the mix and volume of sales among our various product groups and between domestic and international customers, competitive pricing pressures and changes in the price of our raw materials, many of which are linked to the commodity markets. We attempt to mitigate the risk of increases in raw material prices through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. In addition, during 2004 we announced price increases for certain products due to the rising cost of certain raw materials. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales, cost increases could have a material effect on our operations.

CRITICAL ACCOUNTING POLICIES

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion and analysis of our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary.

        Significant accounting estimates reflected in our financial statements include the allowance for doubtful accounts; reserves for sales returns, discounts, allowances, and rebates and distributor price protection reserves; inventory excess and obsolescence reserves; product warranty reserves; income tax valuation allowances; impairment reviews for investments, fixed assets, goodwill and other intangibles; pension and postretirement benefit costs; and fair values of assets acquired and liabilities assumed in the acquisition of Connectivity Solutions. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results.

        Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management's estimates related to doubtful accounts.

        Reserves for Sales Returns, Discounts, Allowances and Rebates and Distributor Price Protection Reserves—We record estimated reductions to revenue for potential sales returns as well as customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased estimates of sales returns and allowances and potential distributor price protection incentives, resulting in incremental reductions to revenue.

        Inventory Excess and Obsolescence Reserves—We maintain reserves to reduce the value of inventory based on the lower of the cost or market principle, including allowances for excess and obsolete inventory. These reserves are based on management's assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust production levels in response to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required.

        Product Warranty Reserves—We recognize a liability for the estimated claims that may be paid under our customer warranty agreements to remedy potential deficiencies of quality or performance of our products. The product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. We record a provision for estimated future warranty claims based upon the historical relationship of warranty claims to sales and specifically identified warranty issues. We base our estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revise our estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is reasonably possible that they may ultimately differ materially from actual results.

        Income Tax Valuation Allowances—We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the valuation allowance, we consider the amounts and timing of future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Differences in the timing or amount of future reversals of existing deferred tax liabilities or in future income may have a material impact on the amount of a deferred tax asset ultimately realized. If we determine that we will not be able to realize all or part of a deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

        Impairment Reviews—Management reviews intangible assets, investments, and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Goodwill and other intangible assets with indefinite lives are tested for impairment annually as of August 31 and on an interim basis when events or circumstances change. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected to arise from these assets. Operating performance, market conditions, and other factors may adversely impact future cash flows. If an impairment is indicated by this analysis, the impairment charge to be recognized, if any, would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If actual future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management's estimates and forecasts, additional impairment charges could be required.

        Pension and Postretirement Benefit Costs—Our pension and postretirement benefit costs are developed from actuarial valuations. Critical assumptions inherent in these valuations include the discount rate, health care cost trend rate, rate of return on plan assets, and mortality rates. Assumptions are subject to change each year based on changes in market conditions and in management's assumptions about future events. Changes in these assumptions may have a material impact on future pension and postretirement benefit costs.

        Fair Values of Assets Acquired and Liabilities Assumed in the Acquisition of Connectivity Solutions—The acquisition of Connectivity Solutions as of January 31, 2004 was accounted for using purchase accounting, which required management to make significant estimates. First, management must estimate the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost must then be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilized third party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 WITH THE YEAR ENDED DECEMBER 31, 2003

	2004		2003
	$ (millions)	% of Net Sales	$ (millions)	% of Net Sales	Dollar Change	% Change
Net sales	$1,152.7	100.0%	$573.3	100.0%	$579.4	101.1%
Gross profit	254.8	22.1	114.6	20.0	140.2	122.3
SG&A expense	193.1	16.8	85.7	14.9	107.4	125.3
R&D expense	29.3	2.5	6.2	1.1	23.1	372.6
Impairment charges for fixed assets and investments	—	—	31.7	5.5	(31.7)	(100.0)
In-process research and development charges	4.0	0.3	—	—	4.0	—
Acquisition-related transition and startup costs	8.3	0.7	—	—	8.3	—
Restructuring costs	14.2	1.2	—	—	14.2	—
Equity in losses of OFS BrightWave, LLC, net of tax	1.4	0.1	61.7	10.8	(60.3)	(97.7)
Net gain on OFS BrightWave transaction, net of tax	76.4	6.6	—	—	76.4	—
Net income (loss)	75.8	6.6	(70.6)	(12.3)	146.4	207.4
Net income (loss) per diluted share	1.15		(1.19)		2.34	196.6

        Effective January 31, 2004, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions. The Connectivity Solutions segment's operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the consolidated results for the year ended December 31, 2004 include the operating results of the Connectivity Solutions segment for the eleven-month period from February 1, 2004 through December 31, 2004. However, the consolidated results reflected above for the year ended December 31, 2003 do not include any actual or pro forma results for the Connectivity Solutions segment. This information should be considered when comparing the financial results of 2004 and 2003. See Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Net sales

        Below is a summary that reflects our actual net sales for the year ended December 31, 2004, which includes the Connectivity Solutions segment net sales for the eleven-month period from February 1, 2004 through December 31, 2004. This summary also reflects pro forma net sales for the years ended December 31, 2004 and 2003, as if Connectivity Solutions had been acquired on January 1, 2004 and 2003, respectively. The pro forma net sales of the Connectivity Solutions segment for the one-month period ended January 31, 2004, which are included in the pro forma net sales for the year ended December 31, 2004, and the pro forma net sales of the Connectivity Solutions segment for the year ended December 31, 2003 are based on the historical results of the Connectivity Solutions business as operated by Avaya during the periods presented and therefore may not be indicative of the actual results of the Connectivity Solutions segment as operated by us. Actual inter-segment sales eliminations for the eleven-month period ended December 31, 2004 and pro forma inter-segment sales eliminations for the pro forma periods are included below.

	Actual		Pro forma
	2004		2004		2003
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
Net sales by segment:
Cable segment	$633.2	54.9%	$633.2	53.7%	$573.3	51.5%	$59.9	10.4%
Connectivity Solutions segment	546.0	47.4	573.2	48.6	559.1	50.3	14.1	2.5
Inter-segment eliminations	(26.5)	(2.3)	(28.0)	(2.3)	(20.1)	(1.8)	(7.9)	(39.3)

Consolidated net sales	$1,152.7	100.0%	$1,178.4	100.0%	$1,112.3	100.0%	$66.1	5.9%

Total domestic sales	$779.0	67.6%	$793.4	67.3%	$757.9	68.1%	$35.5	4.7%
Total international sales	373.7	32.4	385.0	32.7	354.4	31.9	30.6	8.6

Total worldwide sales	$1,152.7	100.0%	$1,178.4	100.0%	$1,112.3	100.0%	$66.1	5.9%

        Overall, consolidated net sales, on a pro forma basis, increased during 2004 primarily due to an increase in international sales of Broadband/Video products and domestic sales of LAN products within the Cable segment. In addition, improving business conditions and continuing benefits of deregulation in selected international markets contributed to the overall increase in net sales of our Broadband/Video products. Our Connectivity Solutions segment experienced an increase in domestic sales of the SYSTIMAX products. As the economic environment improved during 2004, companies increased capital spending.

Cable Segment

	2004		2003
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
Broadband/Video products	$479.5	75.7%	$449.5	78.4%	$30.0	6.7%
LAN products	114.3	18.1	93.8	16.4	20.5	21.9
Wireless & Other Telecom products	39.4	6.2	30.0	5.2	9.4	31.3

Total Cable segment	$633.2	100.0%	$573.3	100.0%	$59.9	10.4%

        The increase in net sales of Broadband/Video products for 2004 primarily resulted from strong international sales volumes and the positive impact of price increases for certain products. Despite lower sales of fiber optic cable and lower sales to our largest domestic Cable segment customer, sales of Broadband/Video products increased moderately during 2004 due to price increases, higher international sales related in part to deregulation in selected markets and reconstruction related to certain storms that occurred in the southeastern U.S.

        The increase in net sales of LAN products was primarily driven by improved project business and the positive impact of price increases for certain products. We announced two price increases for certain LAN products during 2004 as a result of significant increases in the cost of certain raw materials. In addition, the launch of our Uniprise brand contributed to the increase in net sales of LAN products. We believe that the overall improvement in the financial condition of our customers has and will continue to contribute to an increase in their information technology budgets.

        The increase in net sales of Wireless and Other Telecom products was mainly due to a higher volume of sales, primarily in wireless products in domestic markets. The improvement in general financial conditions of our customers has led to increased spending by the major wireless carriers. In addition, we have developed relationships with certain new customers, who generally purchase larger diameter products, which have comparatively higher prices. We believe we continue to make steady progress communicating the Cell Reach value proposition to new and existing customers, both domestically and internationally. While we expect sales of wireless products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our long-term global wireless opportunities.

Connectivity Solutions Segment

			Pro forma
	Actual
			Years ended December 31,
	Eleven-month period ended December 31, 2004
			2004		2003
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
SYSTIMAX products	$437.8	80.2%	$453.6	79.1%	$437.0	78.2%	$16.6	3.8%
ExchangeMAX products	46.6	8.5	50.2	8.8	58.4	10.4	(8.2)	(14.0)
Integrated Cabinet Solutions products	61.6	11.3	69.4	12.1	63.7	11.4	5.7	8.9

Total Connectivity Solutions segment	$546.0	100.0%	$573.2	100.0%	$559.1	100.0%	$14.1	2.5%

        The pro forma net sales in the table above for the year ended December 31, 2004 reflect the actual sales of the Connectivity Solutions segment for the eleven-month period ended December 31, 2004 in addition to sales recognized by the Connectivity Solutions business in January 2004 as operated by Avaya prior to our acquisition of this business on January 31, 2004. The pro forma net sales in the table above for the year ended December 31, 2003 reflect sales recognized by the Connectivity Solutions business during that period as operated by Avaya.

        The discussion below compares the pro forma net sales for the years ended December 31, 2004 and 2003, since the actual net sales for the eleven-month period ended December 31, 2004 would not be comparable with the pro forma net sales for the year ended December 31, 2003. However, these pro forma results may not be indicative of the actual results of the Connectivity Solutions segment as operated by us.

        The net sales of SYSTIMAX products were moderately higher during 2004 primarily due to strong domestic sales volumes driven by improved project business and the positive impact of price increases for certain products. During the first quarter of 2004, we announced two price increases for certain products on new projects, primarily due to the rising cost of copper and certain polymers. During the first half of 2004, SYSTIMAX sales volume was negatively impacted by an effort to reduce external inventory balances held by distributors to a more appropriate level. During the second half of 2004, the SYSTIMAX product line reported strong sales which more than offset the impact of the first half weak sales growth. We expect demand for SYSTIMAX products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and by global information technology spending, among other things.

        The decrease in net sales of ExchangeMAX products for 2004 was primarily related to the continued impact of competitive pricing pressure and weak demand for central office telecommunications equipment.

        The increase in ICS net sales for 2004 was primarily due to increased sales volumes resulting from increasing service provider DSL deployments.

Gross profit (net sales less cost of sales)

        Gross profit increased by $140.2 million to $254.8 million, primarily due to the acquisition of Connectivity Solutions. Gross profit margin increased to 22.1% during 2004 compared to 20.0% during 2003, primarily due to the contribution of the Connectivity Solutions SYSTIMAX product, as these products generated higher margins, on average, than our other products.

        Gross profit margin for 2004 was adversely affected by the impact of purchase accounting adjustments on the Connectivity Solutions segment inventory. These purchase accounting adjustments resulted from the write-up above replacement manufacturing cost of Connectivity Solutions finished goods and work in process inventory to reflect its acquired fair value as of the acquisition date. This write-up to fair value resulted in an increase of approximately $14.6 million in cost of sales and lower margins following the Connectivity Solutions acquisition as the acquired inventory was sold.

        The rising cost of raw materials, such as copper, aluminum, plastics and other polymers, and steel also increased cost of sales. As a result of these higher costs, we announced price increases for certain products during 2004, which somewhat offset the impact of higher raw material prices on gross margin during 2004.

        Although we expect to continue to recover these increased raw material costs by raising prices of certain products, the inability to achieve market acceptance of the price increases could result in lower gross profit and gross profit margin. Gross profit margin should benefit from cost reduction initiatives begun during the fourth quarter of 2004 at CSMI's Omaha facility (see Restructuring Costs below).

Selling, general and administrative expense

        Selling, general and administrative ("SG&A") expenses increased by $107.4 million to $193.1 million during 2004, primarily due to the acquisition of Connectivity Solutions. As a percentage of sales, SG&A increased to 16.8% of net sales during 2004 compared to 14.9% of net sales during 2003. In addition to costs associated with the acquisition, the increase in SG&A as a percentage of sales, was primarily driven by increases in sales and marketing expenses to bring new products to market and to market existing product groups. Additional increases in SG&A were primarily driven by higher employee compensation and benefit costs, insurance costs, professional fees related to new regulatory requirements, and travel costs.

Research and development

        R&D expense increased by $23.1 million to $29.3 million during 2004 primarily due to the acquisition of Connectivity Solutions, which involves more extensive research and development activities than the Cable segment. At the time of the acquisition of Connectivity Solutions, we gained over 100 R&D professionals who focus on fundamental research, product development and enhancements, and manufacturing processes related to our Connectivity Solutions segment products. During 2004, we incurred R&D costs primarily related to developing new enterprise structured cabling solutions as well as cost effective designs for cables, apparatus and cabinets.

Impairment charges for fixed assets

        During the fourth quarter of 2004, $6.8 million of fixed asset impairment charges were recognized as a component of the restructuring costs incurred in connection with the cost reduction initiatives at CSMI's Omaha facility (see Restructuring Costs below).

        During the second quarter of 2003, as a result of the difficult global business environment in telecommunications and an ongoing decline in demand, both domestically and internationally, and reduced export sales from our Brazilian operation, we determined that certain domestic and Brazilian manufacturing fixed assets were impaired. Accordingly, we obtained third party appraisals of the majority of these specifically-identified assets to determine their fair values and the resulting amount of impairment charges to be recognized. In total, we recognized pretax impairment charges as follows (in millions):

Domestic broadband cable manufacturing assets	$21.4
Brazilian broadband cable manufacturing assets	6.4
Brazilian wireless cable manufacturing assets	2.3
Other domestic manufacturing assets	1.6

Total impairment charges	$31.7

In-process research and development charges

        We recognized a $4.0 million pretax charge in 2004 for the write-off of in-process R&D acquired in our acquisition of Connectivity Solutions. This R&D was valued as an intangible asset by independent appraisal in accordance with purchase accounting guidance. Since R&D activities are required to be expensed as incurred under U.S. generally accepted accounting principles, this acquired intangible asset was written off immediately following the acquisition date, with subsequent adjustments and write-offs resulting from changes in the purchase price allocation.

Acquisition-related transition and startup costs

        We incurred pretax charges of $8.3 million during 2004 as a result of startup, transition and other costs related to the acquisition of Connectivity Solutions. These charges primarily related to information technology, transition activities and other acquisition-related costs.

        We reduced the Connectivity Solutions segment workforce by approximately 45 employees, or 2% of the segment's global workforce, during the first quarter of 2004. The reductions were primarily related to our efforts to improve operational efficiency and reduce cost. We recorded net pretax charges of approximately $1.3 million in acquisition-related transition and startup costs for employee termination benefits related to this workforce reduction.

Restructuring Costs

        We recognized a $14.2 million pretax charge for restructuring costs during the fourth quarter of 2004 related to organizational and cost reduction initiatives at CSMI's Omaha, Nebraska facility. CSMI's Omaha facility is part of the Connectivity Solutions segment and was acquired on January 31, 2004 as part of the acquisition of the Connectivity Solutions business of Avaya.

        The charge consisted of $5.8 million of employee-related costs, including severance pay and related fringe benefits and a net curtailment loss; $6.8 million of impairment charges related to manufacturing equipment that is no longer used in operations; and $1.6 million of process improvement costs related to consulting and other costs associated with modifying the manufacturing operations.

        We anticipate that we will recognize additional pretax restructuring charges of $4 million to $6 million to complete the implementation of the initiatives during the first half of 2005.

        As a result of these initiatives, there is excess real estate and equipment capacity at the Omaha facility. Management is evaluating alternatives for such excess capacity and additional charges, which could be material to our results of operations and financial position, may result from such evaluation.

Loss on early extinguishment of debt

        We recognized a $5.0 million pretax loss during 2004 on the early extinguishment of our 4% convertible subordinated notes. This loss includes premiums paid and accrued to note holders of $3.1 million and the write-off of the remaining balance of related long-term financing costs of $1.9 million. See further discussion under "Liquidity and Capital Resources."

Net interest expense

        Net interest expense during 2004 was $7.0 million, compared to $5.8 million during 2003. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, was 2.70% as of December 31, 2004, compared to 4.85% as of December 31, 2003. Although our average interest rate decreased, net interest expense increased due to higher average outstanding balances of long-term debt, incurred primarily for the acquisition of Connectivity Solutions. The decrease in the effective interest rate was primarily due to the refinancing in March and April 2004 of our then existing $172.5 million aggregate principal amount of 4% convertible subordinated notes with the issuance of $250 million aggregate principal amount of 1% convertible senior subordinated debentures.

Income taxes

        Our effective income tax rate was 32.8% for 2004, compared to 37.0% for 2003. Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%. In conjunction with our Connectivity Solutions acquisition, we significantly increased the number of international locations in which we conduct business.

OFS BrightWave, LLC

        Effective April 1, 2004, Furukawa made additional equity investments in OFS BrightWave and we elected not to make further corresponding investments in OFS BrightWave. As a result, our ownership percentage was reduced from 18.4% to 9.4%.

        Primarily as a result of the continuing weakness in the fiber optic cable market and Furukawa's continuing efforts to restructure its OFS operations, we agreed with Furukawa to further amend our existing contractual arrangements in the second quarter of 2004 for the mutual benefit of both companies. On June 14, 2004, we agreed with Furukawa to change the period in which we could exercise our contractual right to sell our ownership interest in OFS BrightWave to Furukawa from 2006 to any time on or after June 14, 2004 and changed the exercise price from $173.4 million in cash to the approximately 7.7 million shares of our common stock owned by Furukawa. On June 14, 2004, we exercised our contractual right to sell our 9.4% ownership interest in OFS BrightWave to Furukawa in exchange for the approximately 7.7 million shares of our common stock owned by Furukawa, which had a fair value of $132.3 million as of the transaction date. We currently hold these shares as treasury stock.

        As a result of this transaction, we no longer own any equity interest in OFS BrightWave. However, we maintained our strategic relationship with Furukawa by entering into a new four-year optical fiber supply agreement with OFS Fitel, LLC ("Fitel"), a wholly-owned subsidiary of Furukawa, replacing the existing supply agreement with Fitel that was scheduled to expire in November 2004. Through this supply agreement, we continue to have access to a broad array of technologically advanced optical fibers. We also have a cross license arrangement with a subsidiary of Furukawa for key intellectual property.

        The OFS BrightWave transaction resulted in a net pretax gain of $121.3 million ($76.4 million net of tax or $1.13 per diluted share) during 2004. This gain represents (1) the fair value of the common stock received by us in exchange for the transfer of our ownership interest in OFS BrightWave to

Furukawa, plus (2) the realized gain from our cumulative equity method share of OFS BrightWave's unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) an $11 million impairment charge related to fully impairing the $30 million note receivable from OFS BrightWave. This transaction does not affect our right to receive full payment from OFS BrightWave under the $30 million revolving note due in 2006, based on its original terms.

        Our share of the losses of OFS BrightWave for the period from January 1, 2004 through June 14, 2004 was approximately $2.3 million, pretax, compared to approximately $98.2 million during 2003. The 2003 results reflected the impact of impairment charges for certain fixed assets and intangible assets, restructuring and employee separation costs. We realized a tax benefit related to our share of the losses of approximately $0.8 million in 2004 and $36.3 million in 2003.

2005 Outlook

        We currently anticipate an overall improvement in business conditions in both North America and Europe. In addition, the completion of our manufacturing facility in Suzhou, China should increase our presence in the Asia Pacific region. We believe market conditions for both the Cable segment and Connectivity Solutions segment should allow for modest revenue growth during 2005, due to price increases and a slight increase in sales volume. We have increased prices in response to increases in the cost of raw materials such as copper, aluminum and plastics. In order to achieve an increase in sales, we are dependent upon continued spending for maintenance of existing infrastructure and ongoing capital investment by our customers.

        We expect operating income to increase during 2005 as we continue to integrate the Connectivity Solutions segment into our global operations. We also believe the impact of restructuring the Omaha facility operations should result in improved profitability during 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 WITH THE YEAR ENDED DECEMBER 31, 2002

	2003		2002
	$ (millions)	% of Net Sales	$ (millions)	% of Net Sales	Dollar Change	% Change
Net sales	$573.3	100.0%	$598.5	100.0%	$(25.2)	(4.2)%
Gross profit	114.6	20.0	120.6	20.2	(6.0)	(5.0)
SG&A expense	85.7	14.9	104.7	17.5	(19.0)	(18.1)
R&D expense	6.2	1.1	6.2	1.0	—	—
Impairment charges for fixed assets and investments	31.7	5.5	25.1	4.2	6.6	26.3
Equity in losses of OFS BrightWave, LLC, net of tax	61.7	10.8	53.7	9.0	8.0	14.9
Net income (loss)	(70.6)	(12.3)	(67.2)	(11.2)	(3.4)	(5.1)
Net income (loss) per share	(1.19)		(1.10)		(0.09)	(8.2)

Net sales

        Net sales decreased due to lower sales of Broadband/Video products to certain domestic broadband service providers and lower sales of fiber optic cable. This decrease was partially offset by increases in net sales of our LAN products and our Wireless and Other Telecom products. The following table presents (in millions) our revenues by product group as well as domestic versus international sales for the years ended December 31, 2003 and 2002:

	2003		2002
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
Broadband/Video products	$449.5	78.4%	$496.5	83.0%	$(47.0)	(9.5)%
LAN products	93.8	16.4	81.2	13.6	12.6	15.5
Wireless & Other Telecom products	30.0	5.2	20.8	3.4	9.2	44.2

Total worldwide sales	$573.3	100.0%	$598.5	100.0%	$(25.2)	(4.2)%

Domestic sales	$462.5	80.7%	$487.0	81.4%	$(24.5)	(5.0)%
International sales	110.8	19.3	111.5	18.6	(0.7)	(0.6)

Total worldwide sales	$573.3	100.0%	$598.5	100.0%	$(25.2)	(4.2)%

        The decrease in net sales of Broadband/Video products primarily resulted from a lower volume of sales to certain domestic broadband service providers, including Charter, Comcast and Adelphia, in addition to a significant decline in fiber optic cable pricing. Comcast merged with AT&T Broadband in November 2002. During the year ended December 31, 2003, Comcast accounted for approximately 18% of our net sales compared to approximately 20% of our net sales as if they were combined with AT&T Broadband for the full year ended December 31, 2002. Accounts receivable from Comcast comprised approximately 17% of the Company's net accounts receivables as of December 31, 2003, compared to 23%, as of December 31, 2002. International sales, primarily for Broadband/Video products, were relatively stable.

        The increase in net sales of LAN products was primarily driven by a higher volume of sales of fiber optic cable and improved project business.

        The increase in net sales of Wireless and Other Telecom products was mainly due to a higher volume of sales primarily in wireless products. The improvement in general economic conditions led to increased spending by the major wireless carriers. In addition, we developed relationships with new customers, who generally purchase larger diameter products, which have comparatively higher prices. We believe we continue to make steady progress communicating the Cell Reach value proposition to new and existing customers, both domestically and internationally.

Gross profit (net sales less cost of sales)

        Although gross profit declined by approximately 5% primarily due to lower sales, gross profit margin remained stable at 20% of net sales. An increase in the cost of certain raw materials was offset by cost savings due to the reduction in workforce in 2002 and early 2003, detailed below.

        While gross profit margins for Broadband/Video and LAN products were relatively stable, gross profit margins for Wireless and Other Telecom products increased significantly. However, gross profit margins for Wireless and Other Telecom products were below corporate average and were volatile as a result of aggressive competition, mix and ongoing pricing pressures.

        We reduced our workforce by approximately 200 employees, or 8%, during the third quarter of 2002. In December 2002, we announced an additional reduction of our workforce of approximately 150 employees, or 5%, that was effective in January 2003. The reductions were primarily in response to the challenging global telecommunications environment. We recorded total pretax charges related to these workforce reductions of approximately $2.2 million in cost of sales for employee termination benefits during 2002.

Selling, general and administrative expense

        The higher SG&A expense in 2002 was primarily due to the bad debt expense incurred related to the write-off of Adelphia receivables, which totaled $21.4 million. Excluding the Adelphia write-off, SG&A expense increased $2.4 million, or 3%, during 2003, which was primarily driven by higher insurance premiums and increased incentive compensation and other employee benefit costs. SG&A expenses for 2003 also included approximately $0.6 million related to the then pending acquisition of Connectivity Solutions. We have taken charges for doubtful accounts as a result of the difficult market environment based on our analysis of customer financial difficulties, age of receivable balances and other relevant factors.

Research and development

        R&D expense remained stable at approximately 1% of net sales. During 2003, our major R&D projects consisted of research and engineering activities related to expanding our drop cable and LAN optical fiber product offerings. We also focused on developing more cost effective product designs.

Impairment charges for fixed assets

        During the second quarter of 2003, as a result of the difficult global business environment in telecommunications and an ongoing decline in demand, both domestically and internationally, and reduced export sales from our Brazilian operation, we determined that certain domestic and Brazilian manufacturing fixed assets were likely impaired. Accordingly, we obtained third party appraisals of the majority of these specifically-identified assets to determine their fair values and the resulting amount of impairment charges to be recognized. In total, we recognized pretax impairment charges on fixed assets as follows (in millions):

Domestic broadband cable manufacturing assets	$21.4
Brazilian broadband cable manufacturing assets	6.4
Brazilian wireless cable manufacturing assets	2.3
Other domestic manufacturing assets	1.6

Total impairment charges	$31.7

        Due to the difficult business environment in telecommunications and the continuing decline in demand for our products, we performed a test of recoverability for our long-lived assets during 2002. As a result of this impairment test we recognized pretax impairment charges as follows (in millions):

Wireless cable manufacturing assets	$15.1
Fiber optic cable manufacturing assets	5.3
Other telecommunications cable manufacturing assets	3.0
Other manufacturing assets	1.7

Total impairment charges	$25.1

Net interest expense

        Net interest expense for 2003 was $5.8 million, compared to $6.7 million for 2002. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, was 4.85% as of December 31, 2003, compared to 4.29% as of December 31, 2002. Although our average interest rate increased, net interest expense decreased primarily due to lower average outstanding balances of long-term debt.

Income taxes

        Our effective income tax rate was 37% for the years ended December 31, 2003 and 2002.

Equity in losses of OFS BrightWave, LLC

        For the years ended December 31, 2003 and 2002, our share of the losses of OFS BrightWave was approximately $98.2 million and $85.4 million, pretax, respectively. We realized a tax benefit related to our share of the losses of approximately $36.3 million and $31.5 million for the years ended December 31, 2003 and 2002, respectively.

        OFS BrightWave operates in some of the same markets we do and its financial results were also adversely affected by the difficult global business conditions. As a result, OFS BrightWave incurred pretax losses of $585 million and $464 million during the years ended December 31, 2003 and 2002, respectively. The 2003 losses included charges of $477 million related primarily to the impairment of certain fixed assets and intangible assets, restructuring and employee separation costs. The 2002 losses included charges of $217 million, net of a $32 million tax benefit from losses generated by a domestic corporate subsidiary of OFS BrightWave, for the write-off of goodwill and certain fixed assets, restructuring and employee separation costs and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

        Our principal sources of liquidity, both on a short-term and long-term basis, are cash, cash equivalents and short-term investments, cash flows provided by operations and availability under credit facilities. Reduced sales and profitability could reduce cash provided by operations and limit availability under credit facilities. In addition, increases in working capital, excluding cash, cash equivalents and short-term investments, related to increasing sales could reduce our operating cash flows in the short term until cash collections of accounts receivable catch up to the higher level of billings.

	2004	2003	Dollar Change	% Change
Cash, cash equivalents and short-term investments	$177.3	$206.0	$(28.7)	(13.9)%
Net cash provided by operating activities	108.3	91.4	16.9	18.5
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	127.2	74.6	52.6	70.5
Capital expenditures	13.2	5.3	7.9	149.1
Long-term debt, including current portion	310.3	183.3	127.0	69.3
Book capital structure	759.8	639.0	120.8	18.9
Long-term debt as a percentage of book capital structure	40.8%	28.7%

        The decrease in cash, cash equivalents and short-term investments as of December 31, 2004 was primarily due to the use of $150 million of cash on hand as a portion of the purchase price for Connectivity Solutions. We borrowed $100 million under our new senior secured credit facility for the balance of the acquisition cost. In addition, we used the proceeds from the issuance of $250 million aggregate principal amount of 1% convertible senior subordinated debentures during 2004 to repurchase and redeem all $172.5 million aggregate principal amount of our 4% convertible subordinated notes, to repay $25 million of borrowings under our revolving credit facility and for other general corporate purposes. This net decrease in cash, cash equivalents and short-term investments was partially offset by cash flows from operations, as discussed below.

        The increase in working capital was driven by our acquisition of Connectivity Solutions during the first quarter of 2004. See further discussion of working capital changes below.

        Our long-term debt as a percent of book capital structure increased during 2004 primarily due to the issuance of $250 million aggregate principal amount of 1% convertible senior subordinated debentures and borrowings under the senior secured credit facility, which was partially offset by the extinguishment of $172.5 million aggregate principal amount of 4% convertible subordinated notes. Our book capital structure was also impacted by our issuance of approximately 1.8 million shares of our common stock, valued at approximately $32.4 million, as a portion of the purchase price for the Connectivity Solutions business and our receipt of approximately 7.7 million shares of our common stock, valued at approximately $132.3 million, from Furukawa in a nonmonetary exchange for our investment in OFS BrightWave.

Operating Activities

        Net cash provided by operating activities increased year over year primarily due to the additional operating cash inflows provided by the Connectivity Solutions segment for the eleven months ended December 31, 2004 as we worked to reduce inventory balances in our Connectivity Solutions segment to a more appropriate level. Partially offsetting this increase were acquisition-related transition and startup costs paid in 2004 of approximately $8.3 million. In addition, we also paid approximately $11.7 million in income taxes in 2004. We expect to generate net cash from operations during 2005 primarily due to increased margins from sales of certain product groups. In addition, we will continue to focus on enhancing operational efficiency and internal growth from all of our product groups and the further integration of the Connectivity Solutions segment.

Investing Activities

        Our investment in property, plant and equipment was higher during 2004 primarily due to the acquisition of the Connectivity Solutions business. The increase in capital spending during 2004 was primarily related to cost reduction efforts, information technology initiatives and additional production capability in Asia, including the construction of a manufacturing facility in Suzhou, China. We expect total capital expenditures to remain at a level below consolidated depreciation and amortization expense for the next several years.

        As discussed further below, as of January 31, 2004, we completed the acquisition from Avaya of substantially all of the assets, subject to certain current liabilities, and assumed approximately $65 million of other specified liabilities, primarily related to employee benefits, of Connectivity Solutions.

Financing Activities

        On January 31, 2004, in connection with our acquisition of Connectivity Solutions, we replaced our then existing $100 million secured credit facility with a new $185 million senior secured credit facility. The purchase price for Connectivity Solutions consisted of approximately $250 million in cash and approximately 1.8 million shares of our common stock, valued at $32.4 million. The cash portion of the purchase price consisted of $150 million from our existing cash balances and $100 million from borrowings under the new 5-year $185 million senior secured credit facility, which amended and restated our previous secured credit facility. This new senior secured credit facility is comprised of a $75 million term loan and a $110 million revolving credit facility and is secured by substantially all of our assets, is guaranteed by all of our material domestic subsidiaries and contains certain financial and restrictive covenants. The balance outstanding under the term loan facility as of December 31, 2004 was $49.5 million and is required to be repaid by us in consecutive quarterly installments of $3.25 million with a final payment of all outstanding principal and interest on December 31, 2008. We had availability under the new revolving credit facility of approximately $48 million and had no outstanding borrowings under this facility as of December 31, 2004. Our ability to borrow under this revolving credit facility depends on the amount of our borrowing base, which is determined as specified percentages of our eligible receivables and inventory, reduced for certain reserves and the total amount of letters of credit issued under the credit facility. We believe we were in compliance with all of our covenants under this senior secured credit facility as of December 31, 2004. See Note 12 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional discussion of the terms of this senior secured credit facility.

        In March 2004, we issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024. The proceeds from these debentures were used primarily to extinguish our outstanding 4% convertible subordinated notes due December 15, 2006, to repay $25 million of borrowings under our revolving credit facility, and for general corporate purposes. We repurchased or redeemed all of our 4% convertible subordinated notes during March and April 2004. The repurchase and redemption of these notes resulted in a $5.0 million pretax loss on the early extinguishment of debt. See Note 12 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional discussion of the terms of these debentures.

        As of October 9, 2002, we, together with Furukawa, purchased 10.2 million shares of our common stock from Lucent. The total purchase price paid to Lucent by us and Furukawa was approximately $53.0 million, or $5.20 per share. Of the 10.2 million shares of our common stock purchased from Lucent, Furukawa purchased approximately 7.7 million shares and we repurchased the remaining approximately 2.5 million shares, which are currently classified as treasury stock. We funded our $13.2 million repurchase using existing cash balances. As of December 31, 2003 and 2002, Furukawa owned approximately 13% of our outstanding common stock. In June 2004, we exchanged our entire equity interest in OFS BrightWave for the approximately 7.7 million shares of our stock owned by Furukawa and those shares are currently classified as treasury stock.

Future Cash Needs

        We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service and employee obligations. We believe we have incurred all of the acquisition-related transition and startup costs associated with Connectivity Solutions during 2004. In addition, we assumed approximately $65 million of other specified liabilities in connection with our acquisition of the Connectivity Solutions business, primarily related to employee benefits. We expect to contribute approximately $8.7 million to our defined benefit pension plans during 2005. These noncurrent employee benefit liabilities will be funded with cash flows from future operations. In conjunction with the restructuring initiatives at CSMI's Omaha facility, we have accrued a $4.1 million liability as of December 31, 2004, which is expected to be paid during the first half of 2005.

        We believe that our existing cash, cash equivalents and short-term investments and cash flows from operations, combined with availability under our senior secured revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

CONTRACTUAL OBLIGATIONS

        The following table summarizes our contractual obligations as of December 31, 2004 (in millions):

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt, including current maturities(a)	$310.3	$13.0	$26.0	$10.5	$260.8
Interest on long-term debt(b)	55.7	4.8	7.9	5.8	37.2
Operating leases	40.4	9.2	12.3	9.3	9.6
Purchase obligations(c)	1.3	1.3	—	—	—
Pension and postretirement benefit liabilities(d)	41.9	10.1	4.4	5.8	21.6
Foreign currency derivative(e)	9.1	0.4	0.8	7.9	—

Total contractual obligations	$458.7	$38.8	$51.4	$39.3	$329.2

(a)
Refer to Note 12 to the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding the terms of our long-term debt agreements.

(b)
Interest on variable rate debt is estimated based upon rates in effect as of December 31, 2004.

(c)
Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.

(d)
Amounts reflect voluntary pension contribution expected in 2005 and amounts expected to be paid under the postretirement benefit plans (see Note 14 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

(e)
Estimated payments are based on exchange rates in effect as of December 31, 2004.

EFFECTS OF INFLATION AND CHANGING PRICES

        We continually attempt to minimize any effect of inflation on earnings by controlling our operating costs and selling prices. The principal raw materials purchased by us (fabricated aluminum, plastics and other polymers, bimetals, copper and optical fiber) are subject to changes in market price as they are influenced by commodity markets. Prices for copper, fluoropolymers and certain other polymers derived from oil and natural gas have increased substantially over the last twelve months. As a result, we have significantly increased our prices for certain enterprise and broadband products and may have to increase prices again in the future. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales, these cost increases could have a material impact on the results of our operations.

OTHER

        We are either a plaintiff or a defendant in pending legal matters in the normal course of business; however, we believe none of these legal matters will have a materially adverse effect on our financial condition and results of operations upon final disposition. In addition, we are subject to various federal, state, local and foreign environmental laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on our financial condition or results of operations.

NEWLY ISSUED ACCOUNTING STANDARDS

        In April 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of

Information about Capital Structure, Relating to Contingently Convertible Securities." This FSP interprets how the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 129 apply to contingently convertible securities and to their potentially dilutive effects on net income (loss) per share. The guidance in this FSP was effective immediately and applies to all existing and newly created securities. We believe that our disclosures comply with the requirements of this FSP.

        In June 2004, the FASB issued FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP states that if the benefits provided by a plan are actuarially equivalent to Medicare Part D, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment should reflect the effects of the Act. It also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. We implemented this FSP on a prospective basis as of July 1, 2004 (see Note 14 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

        In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Issue No. 04-8 requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer's share price be included in diluted net income per share (if dilutive) regardless of whether the market conditions have been met. This consensus was effective for the year ended December 31, 2004. Issue No. 04-8 applies retroactively to instruments outstanding at the date of adoption of this consensus and requires prior period diluted net income per share amounts to be restated to conform to this consensus. We believe that our 1% convertible senior subordinated debentures issued in March 2004 are subject to the requirements of Issue No. 04-8 (see Notes 2 and 22 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for the impact of the application of this consensus on our diluted net income per share).

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, and rehandling costs be recognized as expenses in the current period. It also requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective on a prospective basis for inventory costs incurred during fiscal years beginning after June 15, 2005, though earlier adoption is permitted. Application of SFAS No. 151 is not expected to have a material impact on our results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment," which establishes standards related to the accounting for transactions in which an entity exchanges its equity instrument for goods or services. This revised standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of these equity instruments. SFAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. This standard is effective for periods beginning after June 15, 2005. We believe that this standard will have a material impact on our statement of operations. The pro forma effects on net income (loss) and net income (loss) per share related to the application of this standard, had we applied fair value recognition provisions for the years ended December 31, 2004, 2003 and 2002, are reported in Note 2 of the Notes in the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

        Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as fabricated aluminum, plastics and other polymers, bimetals, copper and optical fiber, are subject to changes in market price as they are influenced by commodity markets. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. However, increases in the prices of certain commodity products have resulted in, and may continue to result in, higher overall production costs.

        In conjunction with our Connectivity Solutions acquisition, we significantly increased the number of international locations in which we conduct business. Approximately 32.4% of our 2004 sales were to customers located outside the U.S., compared to 19.3% in 2003. Although we primarily bill customers in foreign countries in U.S. dollars, a portion of our sales are denominated in currencies other than the U.S. dollar, particularly sales from some of our foreign subsidiaries. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. The 1999 acquisition of our Belgian subsidiary created a specific market risk that a decline in the value of the euro compared to the U.S. dollar could adversely affect our net investment in that subsidiary. Prior to its termination, our Eurodollar Credit Agreement served as a hedge of a portion of our net investment in our Belgian subsidiary. In December 2002, we terminated this hedging relationship and entered into a cross currency rate and forward foreign exchange swap agreement expiring in 2009, which we designated as a new hedge of a portion of our net investment in our Belgian subsidiary. Our investment in Brazil during 2000 created a new foreign subsidiary and a specific market risk that a decline in the value of the Brazilian real compared to the U.S. dollar could adversely affect our net investment in that subsidiary. We continue to evaluate alternatives to help us reasonably manage the market risk of our net investment in the Brazilian subsidiary.

        As of December 31, 2004, the only derivative financial instrument outstanding was a cross currency rate and forward foreign exchange swap agreement, which serves as a hedge of a portion of our net investment in our Belgian subsidiary. Settlement of the fair value of this net investment hedging instrument as of December 31, 2004 and 2003 would have resulted in a loss of approximately $5.7 million and $4.0 million, respectively, net of tax. These unrealized losses are included in accumulated other comprehensive loss. At December 31, 2004, we were continuing to evaluate hedging alternatives related to additional foreign currency exposures. In addition, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks.

        Our non-derivative financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, and debt instruments. At December 31, 2004 and 2003, the carrying values of each of the financial instruments recorded on our balance sheet were considered representative of their respective fair values due to their variable interest rates and/or short terms to maturity, with the exception of our 1% convertible debentures, which were recorded in the financial statements at $250 million and had a fair value of approximately $267.2 million at December 31, 2004, and our 4% convertible notes, which were recorded in the financial statements at $172.5 million and had a fair value of approximately $170.8 million at December 31, 2003. Fair value of our debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of arrangements, or quoted market prices whenever available.

        The following tables summarize our market risks associated with long-term debt and foreign currency exposure as of December 31, 2004 and 2003. The tables present principal and interest cash outflows and related interest rates by year of maturity. Variable interest rates for each year represent the interest rate effective for the related loan as of December 31, 2004 for the first table and as of December 31, 2003 for the second table. The foreign currency exchange rate used to disclose the net interest payments under the cross currency swap agreement was based on the U.S. dollar/euro exchange rate as of December 31, 2004 for the first table and as of December 31, 2003 for the second table. The tables assume payments will be made in accordance with due dates in the respective agreements and no prepayment of any amounts due.

        The tabular format used below does not reflect (1) our option to redeem all or a portion of our $250 million aggregate principal amount of 1% convertible debentures at any time on or after March 20, 2009 at 100% of the principal amount plus accrued interest; (2) the holders' option to require us to repurchase all or a portion of the debentures on March 20, 2009, March 15, 2014 and March 15, 2019 for 100% of the principal amount plus accrued interest; or (3) the holders' right to convert the debenture into shares of our common stock if certain conditions are met (see Note 12 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

Long-term Debt and Foreign Currency Derivative
Principal and Interest Payments by Year
($ in millions)

	As of December 31, 2004
						There- after		Fair Value
	2005	2006	2007	2008	2009		Total
Long-term debt:
Fixed rate (USD)	$2.5	$2.5	$2.5	$2.5	$2.5	$285.6	$298.1	$267.2
Average interest rate	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%
Variable rate (USD)	$15.3	$14.7	$14.1	$11.0	$0.3	$12.4	$67.8	$60.3
Average interest rate	4.35%	4.25%	4.06%	3.25%	2.41%	2.41%
Foreign currency derivative:
USD functional currency—
Cross currency swap (Receive USD/Pay EUR)	$0.4	$0.4	$0.4	$0.4	$7.5	$—	$9.1	$8.4
Contract amount (USD)	$—	$—	$—	$—	$14.0	$—	$14.0
Average receive rate (USD)	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Average pay rate (EUR)	4.54%	4.54%	4.54%	4.54%	4.54%	4.54%
	As of December 31, 2003
						There- after		Fair Value
	2004	2005	2006	2007	2008		Total
Long-term debt:
Fixed rate (USD)	$6.9	$6.9	$179.4	$—	$—	$—	$193.2	$170.8
Average interest rate	4.00%	4.00%	4.00%	—	—	—
Variable rate (USD)	$0.1	$0.1	$0.1	$0.1	$0.1	$11.7	$12.2	$10.8
Average interest rate	1.15%	1.15%	1.15%	1.15%	1.15%	1.15%
Foreign currency derivative:
USD functional currency—
Cross currency swap (Receive USD/Pay EUR)	$0.3	$0.3	$0.3	$0.3	$0.3	$5.9	$7.4	$6.0
Contract amount (USD)	$—	$—	$—	$—	$—	$14.0	$14.0
Average receive rate (USD)	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Average pay rate (EUR)	4.54%	4.54%	4.54%	4.54%	4.54%	4.54%

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

        These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, the challenges of integration and restructuring associated with the acquisition of Connectivity Solutions or any future acquisition, including cost reduction plans at CSMI's Omaha, Nebraska facility; the challenges of achieving anticipated synergies; the ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; customer demand for our products, applications and services; expected demand from major domestic MSOs; telecommunications industry capital spending; ability to maintain successful relationships with our major distributors; industry consolidation; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; changes or fluctuations in global business conditions; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials, especially those that are available only from limited sources; ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and the ability to retain customers; possible production disruption due to supplier bankruptcy, reorganization or restructuring; variability in our effective tax rate; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; successful operation of our vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth and earnings goals; ability to achieve reductions in costs; ability to retain and attract key personnel; developments in technology; intellectual property protection; product performance issues and associated warranties; adequacy and availability of insurance; regulatory changes affecting us or the industries we serve; any changes required by the Securities and Exchange Commission in connection with its review of our public filings; authoritative changes in generally accepted accounting principles by standard-setting bodies; environmental remediation issues; terrorist activity or armed conflict; political instability; major health concerns and other factors; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-K. The information contained in this Form 10-K represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of CommScope, Inc.

        We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and related financial statement schedule based on our audits. We did not audit the financial statements of OFS BrightWave, LLC, the Company's investment which was accounted for by use of the equity method as of and for the years ended December 31, 2003 and 2002. The Company's net investment in and advances to OFS BrightWave, LLC at December 31, 2003 of $13.361 million and the Company's share of OFS BrightWave, LLC's net losses of $61.745 million and $53.722 million for the years ended December 2003 and 2002, respectively, are included in the accompanying consolidated financial statements. The financial statements of OFS BrightWave, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 14, 2005

CommScope, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales	$1,152,696	$573,260	$598,467

Operating costs and expenses:
Cost of sales	897,881	458,620	477,912
Selling, general and administrative	193,057	85,702	104,716
Research and development	29,336	6,164	6,153
Impairment charges for fixed assets	—	31,728	25,096
In-process research and development charges	3,984	—	—
Acquisition-related transition and startup costs	8,289	—	—
Restructuring costs	14,243	—	—

Total operating costs and expenses	1,146,790	582,214	613,877

Operating income (loss)	5,906	(8,954)	(15,410)
Loss on early extinguishment of debt	(5,029)	—	—
Other income (expense), net	(186)	799	861
Interest expense	(9,600)	(8,596)	(9,214)
Interest income	2,601	2,762	2,475

Loss before income taxes, equity in losses of OFS BrightWave, LLC and net gain on OFS Brightwave, LLC transaction	(6,308)	(13,989)	(21,288)
Income tax benefit before income tax benefit on equity in losses of OFS Brightwave and income tax provision on net gain on OFS Brightwave transaction	7,019	5,174	7,858

Income (loss) before equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction	711	(8,815)	(13,430)
Equity in losses of OFS BrightWave, LLC, net of tax of $865, $36,263 and $31,551, respectively	(1,393)	(61,745)	(53,722)
Net gain on OFS BrightWave, LLC transaction, net of tax of $44,890	76,437	—	—

Net income (loss)	$75,755	$(70,560)	$(67,152)

Net income (loss) per share:
Basic	$1.32	$(1.19)	$(1.10)
Assuming dilution	$1.15	$(1.19)	$(1.10)
Weighted average shares outstanding:
Basic	57,353	59,231	61,171
Assuming dilution	67,685	59,231	61,171

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	As of December 31,
	2004	2003
Assets
Cash and cash equivalents	$99,631	$110,358
Short-term investments	77,620	95,680

Total cash, cash equivalents and short-term investments	177,251	206,038
Accounts receivable, less allowance for doubtful accounts of $12,761 and $12,145, respectively	122,612	69,461
Inventories	108,342	32,723
Prepaid expenses and other current assets	13,244	8,389
Deferred income taxes	26,644	14,061

Total current assets	448,093	330,672
Property, plant and equipment, net	311,453	176,290
Goodwill	151,384	151,368
Other intangibles, net	82,315	6,330
Deferred income taxes	17,341	44,756
Investment in and advances to OFS BrightWave, LLC	—	13,361
Other assets	19,993	17,004

Total Assets	$1,030,579	$739,781

Liabilities and Stockholders' Equity
Accounts payable	$52,898	$14,659
Other accrued liabilities	90,775	35,377
Current portion of long-term debt	13,000	—

Total current liabilities	156,673	50,036
Long-term debt	297,300	183,300
Pension and postretirement benefit liabilities	90,620	24,560
Other noncurrent liabilities	36,523	26,179

Total Liabilities	581,116	284,075
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at December 31, 2004 and 2003	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 64,687,745 at December 31, 2004 and 61,861,376 at December 31, 2003; Issued and outstanding shares: 54,487,745 at December 31, 2004 and 59,318,276 at December 31, 2003	647	619
Additional paid-in capital	432,839	384,889
Retained earnings	166,710	90,955
Accumulated other comprehensive loss	(5,198)	(7,533)
Treasury stock, at cost: 10,200,000 shares at December 31, 2004 and 2,543,100 at December 31, 2003	(145,535)	(13,224)

Total Stockholders' Equity	449,463	455,706

Total Liabilities and Stockholders' Equity	$1,030,579	$739,781

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating Activities:
Net income (loss)	$75,755	$(70,560)	$(67,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,534	34,162	36,916
In-process research and development charges	3,984	—	—
Gain on OFS BrightWave, LLC transaction, pretax	(132,425)	—	—
Impairment of note receivable from OFS BrightWave, LLC, pretax	11,098	—	—
Equity in losses of OFS BrightWave, LLC, pretax	2,258	98,174	85,445
Impairment charges for fixed assets and investments	—	31,728	25,096
Restructuring costs related to fixed asset impairment and curtailments	7,332	—	—
Proceeds from assignment of receivables	—	12,524	—
Deferred income taxes	14,104	(36,619)	(23,973)
Tax benefit from stock option exercises	2,387	180	128
Changes in assets and liabilities:
Accounts receivable	(3,635)	(3,289)	40,655
Inventories	42,189	4,624	10,732
Prepaid expenses and other current assets	(1,915)	12,963	(8,935)
Accounts payable and other accrued liabilities	16,417	4,176	(697)
Other noncurrent liabilities	12,894	5,978	5,747
Other noncurrent assets	(2,621)	(3,953)	359
Other	(8)	1,356	(496)

Net cash provided by operating activities	108,348	91,444	103,825
Investing Activities:
Additions to property, plant and equipment	(13,211)	(5,322)	(22,616)
Cash portion of Connectivity Solutions acquisition cost	(259,912)	(2,141)	—
Net proceeds from (purchases of) short-term investments	18,060	(5,595)	(66,565)
Proceeds from disposal of fixed assets	5,678	763	413

Net cash used in investing activities	(249,385)	(12,295)	(88,768)
Financing Activities:
Proceeds from issuance of long-term debt	100,000	—	—
Principal payments on long-term debt	(50,500)	—	(12,476)
Proceeds from issuance of convertible debentures	250,000	—	—
Repayment of convertible notes	(172,500)	—	—
Cost of common stock repurchase	—	—	(13,224)
Long-term financing costs	(10,730)	(1,901)	(416)
Proceeds from exercise of stock options	13,238	1,169	1,029

Net cash provided by (used in) financing activities	129,508	(732)	(25,087)
Effect of exchange rate changes on cash	802	1,924	1,638

Change in cash and cash equivalents	(10,727)	80,341	(8,392)
Cash and cash equivalents, beginning of year	110,358	30,017	38,409

Cash and cash equivalents, end of year	$99,631	$110,358	$30,017

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Statements of Stockholders' Equity
and Comprehensive Income (Loss)
(In thousands, except share amounts)

	Year Ended December 31,
	2004	2003	2002
Number of common shares outstanding:
Balance at beginning of year	59,318,276	59,219,567	61,688,256
Issuance of shares to Avaya Inc.	1,761,538	—	—
Treasury shares repurchased from Lucent	—	—	(2,543,100)
Treasury shares repurchased from Furukawa	(7,656,900)	—	—
Issuance of shares to nonemployee director	—	—	1,000
Issuance of shares for stock option exercises	1,064,831	98,709	73,411

Balance at end of year	54,487,745	59,318,276	59,219,567

Common stock:
Balance at beginning of year	$619	$618	$617
Issuance of shares to Avaya Inc.	18	—	—
Issuance of shares for stock option exercises	10	1	1

Balance at end of year	$647	$619	$618

Additional paid-in capital:
Balance at beginning of year	$384,889	$383,541	$381,823
Issuance of shares to Lucent	—	—	546
Issuance of shares to nonemployee director	—	—	16
Issuance of shares to Avaya Inc.	32,335	—	—
Issuance of shares for stock option exercises	13,228	1,168	1,028
Tax benefit from stock option exercises	2,387	180	128

Balance at end of year	$432,839	$384,889	$383,541

Retained earnings:
Balance at beginning of year	$90,955	$161,515	$228,667
Net income (loss)	75,755	(70,560)	(67,152)

Balance at end of year	$166,710	$90,955	$161,515

Accumulated other comprehensive loss:
Balance at beginning of year	$(7,533)	$(14,915)	$(4,593)
Other comprehensive income (loss)	2,335	7,382	(10,322)

Balance at end of year	$(5,198)	$(7,533)	$(14,915)

Treasury stock, at cost:
Balance at beginning of year	$(13,224)	$(13,224)	$—
Treasury shares repurchased from Lucent	—	—	(13,224)
Treasury shares repurchased from Furukawa	(132,311)	—	—

Balance at end of year	$(145,535)	$(13,224)	$(13,224)

Total stockholders' equity	$449,463	$455,706	$517,535

	Year Ended December 31,
	2004	2003	2002
Comprehensive income (loss):
Net income (loss)	$75,755	$(70,560)	$(67,152)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain—foreign subsidiaries	111	206	3,623
Foreign currency transaction gain (loss) on long-term intercompany loans—foreign subsidiaries	3,959	10,355	(12,355)
Hedging loss on nonderivative instrument	—	—	(761)
Loss on derivative financial instrument designated as a cash flow hedge	—	—	(27)
Loss on derivative financial instrument designated as a net investment hedge	(1,735)	(3,179)	(802)

Total other comprehensive income (loss), net of tax	2,335	7,382	(10,322)

Total comprehensive income (loss)	$78,090	$(63,178)	$(77,474)

See notes to consolidated financial statements.

CommScope, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Unless Otherwise Noted)

1.    BACKGROUND AND DESCRIPTION OF THE BUSINESS

        CommScope, Inc. and its wholly owned subsidiaries ("CommScope" or "the Company") is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. The Company focuses on the 'last mile' in communications networks, which is the distribution access, or final link to the customer. Through the acquisition of substantially all of the assets and the assumption of certain liabilities of the Connectivity Solutions business ("Connectivity Solutions") of Avaya Inc. ("Avaya") as of January 31, 2004 (see Note 3), the Company became a global leader in structured cabling for business enterprise applications. The Company believes it is a global leader in broadband coaxial cables for the cable television industry. The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, the Company is a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

        The accompanying consolidated financial statements include CommScope and its wholly owned subsidiaries. CommScope's consolidated results of operations for the year ended December 31, 2004 include the results of operations of Connectivity Solutions from January 31, 2004, the date of the Connectivity Solutions acquisition, through December 31, 2004 (see Note 3). In addition, CommScope's consolidated results of operations for the year ended December 31, 2004 include the results of operations of OFS BrightWave, LLC ("OFS BrightWave") for the period from January 1, 2004 to June 14, 2004, the date CommScope disposed of its equity interest in OFS BrightWave (see Note 5). All material intercompany accounts and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Cash and Cash Equivalents

        Cash and cash equivalents represent amounts on deposit in banks and cash invested temporarily in various instruments with a maturity of three months or less at the time of purchase.

Short-term Investments

        The Company's short-term investments consist of marketable debt securities that are designated as available for sale and recorded at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income or loss, net of tax. As of December 31, 2004 and 2003, all such investments were variable rate instruments and there were no unrealized gains or losses. Short-term investments totaling $95.7 million as of December 31, 2003, which were previously recorded as cash and cash equivalents due to their liquidity and pricing reset feature, have been reported as short-term investments to conform to current year presentation. This change in classification has no effect on total current assets, total assets, net income or net cash provided by operating activities of the Company.

        Short-term investments are regularly reviewed for impairment, based on criteria that include the extent to which the carrying value exceeds the fair value, the duration of the market decline, the Company's ability and intent to hold the investment to its expected recovery and the financial strength of the issuer of the security. As of December 31, 2004 and 2003, there were no investment securities that were considered impaired.

Inventories

        Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out ("FIFO") basis for the Company's domestic inventories. Inventory cost is determined on an average cost basis for certain of the Company's foreign inventories, representing 25% and 100% of the Company's foreign inventory at December 31, 2004 and 2003, respectively. Inventory cost for the remainder of the Company's foreign inventories at December 31, 2004 is determined on a FIFO basis. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

Long-Lived Assets

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, including interest costs associated with qualifying capital additions. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line and accelerated methods. Useful lives generally range from 10 to 35 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill and Other Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets," CommScope ceased amortization of goodwill and other purchased intangible assets with indefinite lives. Purchased intangible assets with finite lives are carried at their estimated fair values at the time of acquisition less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 4).

Impairment of Long-Lived Assets

        In accordance with SFAS No. 142, goodwill and other intangibles with indefinite lives are tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of these intangibles may no longer by recoverable. The Company performs these annual impairment evaluations as of August 31. Based on these annual impairment evaluations, no impairment of goodwill or other intangible assets with indefinite lives was identified during 2004, 2003 or 2002.

        Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as being impaired are carried at fair value. Assets that management intends to dispose of are carried at the lower of the carrying value or fair value less costs to sell.

Income Taxes

        Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. Investment tax credits are recorded using the flow-through method. The Company records a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

        The Company had no cumulative net undistributed earnings from foreign subsidiaries as of December 31, 2004. In addition, the Company does not provide for taxes related to the foreign currency transaction gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future and the foreign currency gains and losses are therefore recorded on a pretax basis to accumulated other comprehensive loss.

Revenue Recognition

        The Company's primary source of revenues is from product sales to distributors, cable television system operators, telecommunications service providers and Original Equipment Manufacturers ("OEMs"). Service revenue from delivery of products shipped by Company owned trucks was not material to the Company's reported sales during 2004, 2003 or 2002.

        Revenue from sales of the Company's products shipped by nonaffiliated carriers and by Company owned trucks is recognized at the time the goods are delivered to the customer and title passes, provided the earnings process is complete, the risks and rewards of ownership have passed to the customer and revenue is measurable.

        For all arrangements, revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances, returns and rebates. In addition, accruals are established for price protection programs with distributors at the time the related revenue is recognized. These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms, inventory levels in the distributor channel and other related factors.

Product Warranties

        The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company's products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically identified warranty issues. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

Shipping and Handling Costs

        CommScope includes shipping and handling costs billed to customers in net sales and includes the costs incurred to transport the shipment of product to customers as cost of sales. Certain internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $2.2 million in 2004, $2.8 million in 2003 and $3.4 million in 2002.

Advertising Costs

        Advertising costs are expensed in the period in which they are incurred. Advertising expense was $2.5 million in 2004, $1.8 million in 2003 and $1.7 million in 2002.

Research and Development Costs

        Research and development ("R&D") costs are expensed in the period in which they are incurred. R&D costs include materials, equipment and facilities that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. However, costs incurred in the pre-production phase that are associated with output actually used in production are recorded in cost of sales. A project is considered finished with pre-production efforts when management determines that it has achieved acceptable levels of scrap and yield, which vary by project. Expenditures related to ongoing production are recorded in cost of sales.

Derivative Instruments and Hedging Activities

        CommScope is exposed to various risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. CommScope's risk management strategy includes the use of derivative and non-derivative financial instruments as hedges of these risks, whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading purposes, nor does it allow for speculation. A hedging instrument may be designated as a net investment hedge to manage exposure to foreign currency risks related to an investment in a foreign subsidiary, a fair value hedge to manage exposure to risks related to a firm commitment for the purchase of raw materials or a foreign-currency- denominated firm commitment for the purchase of equipment, or a cash flow hedge to manage exposure to risks related to a forecasted purchase of raw materials, variable interest rate payments or a forecasted foreign-currency-denominated sale of product. The use of non-derivative financial instruments in hedging activities is limited to hedging fair value risk related to a foreign- currency-denominated firm commitment or a foreign currency risk related to a net investment in a foreign subsidiary.

        The Company's risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and non-derivative hedging instruments such as foreign-currency-denominated loans. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. All hedging instruments are designated and documented as either a fair value hedge, a cash flow hedge or a net investment hedge at inception. For fair value hedges, the change in fair value of the derivative instrument is recognized currently in earnings. To the extent the fair value hedging relationship is effective, the change in fair value of the hedged item is recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement when the hedged item affects earnings. Any ineffectiveness of a cash flow hedge is recognized currently in earnings. For net investment hedges, the effective portion of the change in fair value of a derivative instrument, or the change in carrying amount of a non-derivative instrument, is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement only if there is a substantially complete liquidation of the investment in the foreign subsidiary. Any ineffectiveness of a net investment hedge is recognized currently in earnings. The effectiveness of designated hedging relationships is tested and documented on at least a quarterly basis. At December 31, 2004 and 2003, the Company had one hedging relationship, which involved the use of a derivative financial instrument. See Note 13 for further disclosure related to derivative instruments and hedging activities.

        The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

Foreign Currency Translation

        Approximately 32% of the Company's 2004 sales were to customers located outside the U.S. Although the Company primarily bills customers in foreign countries in U.S. dollars, a portion of these sales were denominated in currencies other than the U.S. dollar, particularly sales from the Company's foreign subsidiaries. The financial position and results of operations of certain of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the rates of exchange as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive loss.

        Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of foreign receivables or payables and short-term intercompany advances, were recorded to other income (expense), in the statement of operations and were not material to the results of the Company's operations during 2004, 2003 or 2002. Foreign currency transaction gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive loss.

        The Eurodollar Credit Agreement (see Note 12), which was designated and effective as a partial hedge of the Company's net investment in its Belgian subsidiary prior to its termination on December 2, 2002, was translated at the rate of exchange as of the termination date. The transaction gains and losses recognized during the term of this loan, and on the termination date, were recorded, net of tax, to accumulated other comprehensive loss.

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

        Below is a reconciliation of net income (loss) and weighted average common shares and potential common shares outstanding for calculating diluted net income (loss) per share:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss) for basic net income (loss) per share	$75,755	$(70,560)	$(67,152)
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	2,049	—	—

Income available to common shareholders for diluted net income (loss) per share	$77,804	$(70,560)	$(67,152)

Denominator:
Weighted average number of common shares outstanding for basic net income (loss) per share	57,353	59,231	61,171
Effect of dilutive securities:
Employee stock options(a)	1,476	—	—
1% convertible senior subordinated debentures due 2024	8,856	—	—

Weighted average number of common and potential common shares outstanding for diluted net income (loss) per share	67,685	59,231	61,171

(a)
Options to purchase approximately 0.7 million, 5.8 million and 5.0 million common shares were excluded from the computation of net income (loss) per share, assuming dilution, for the years ended December 31, 2004, 2003 and 2002, respectively, because they would have been antidilutive. For additional information regarding employee stock options, see Note 16.

Stock Options

        As of December 31, 2004, the Company had one stock-based employee compensation plan (see Note 16). The Company accounts for this plan under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$75,755	$(70,560)	$(67,152)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,065	6,768	7,840

Pro forma net income (loss)	$68,690	$(77,328)	$(74,992)

Net income (loss) per share:
Basic—as reported	$1.32	$(1.19)	$(1.10)
Basic—pro forma	$1.20	$(1.31)	$(1.23)
Diluted—as reported	$1.15	$(1.19)	$(1.10)
Diluted—pro forma	$1.06	$(1.31)	$(1.23)

        In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised accounting standard related to share-based payments to employees for compensation and nonemployees for payments for products and/or services. The revised standard supersedes APB Opinion No. 25 and will require fair value accounting for stock option plans. The accounting standard is effective for periods beginning after June 15, 2005 and is more fully discussed within this Note under the section titled "Impact of Newly Issued Accounting Standards."

Use of Estimates in the Preparation of the Financial Statements

        The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company's financial statements include the allowance for doubtful accounts; reserves for sales returns, discounts, allowances and rebates and distributor price protection reserves; inventory excess and obsolescence reserves; product warranty reserves; income tax valuation allowances; impairment reviews for investments, fixed assets, goodwill and other intangibles; pension and postretirement benefit costs; and fair values of assets acquired and liabilities assumed in the acquisition of Connectivity Solutions. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

Concentrations of Risk

        Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the reserves provided in the Company's balance sheet. See Note 20 for further discussion of customer-related concentrations of risk.

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

        The principal raw materials purchased by CommScope (fabricated aluminum, plastics and other polymers, bimetals, copper and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

Impact of Newly Issued Accounting Standards

        In April 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities." This FSP interprets how the disclosure provisions of SFAS No. 129 apply to contingently convertible securities and to their potentially dilutive effects on net income (loss) per share. The guidance in this FSP was effective immediately and applies to all existing and newly created securities. Management believes the Company's disclosures comply with the requirements of this FSP.

        In June 2004, the FASB issued FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP states that if the benefits provided by a plan are actuarially equivalent to Medicare Part D, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment should reflect the effects of the Act. It also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The Company implemented this FSP on a prospective basis as of July 1, 2004 (see Note 14).

        In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Issue No. 04-8 requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer's share price be included in diluted net income per share (if dilutive) regardless of whether the market conditions have been met. This consensus was effective for the year ended December 31, 2004. Issue No. 04-8 applies retroactively to instruments outstanding at the date of adoption of this consensus and requires prior period diluted net income per share amounts to be restated to conform to this consensus. The Company believes its 1% convertible senior subordinated debentures issued in March 2004 are subject to the requirements of Issue No. 04-8 (see section titled Net Income (Loss) Per Share within this Note and Note 22).

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, and rehandling costs be recognized as expenses in the current period. It also requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective on a prospective basis for inventory costs incurred during fiscal years beginning after June 15, 2005, though earlier adoption is permitted. The Company does not anticipate that the application of SFAS No. 151 will have a material impact on its consolidated results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment," which establishes standards related to the accounting for transactions in which an entity exchanges its equity instrument for goods or services. This revised standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of these equity instruments. SFAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. This standard is effective for periods beginning after June 15, 2005. CommScope believes that this statement will have a material impact on its consolidated statement of operations. The pro forma effects on net income (loss) and net income (loss) per share related to the application of this standard had CommScope applied fair value recognition provisions for the years ended December 31, 2004, 2003 and 2002 are reported within this Note under the section titled "Stock Options."

3.    ACQUISITION OF CONNECTIVITY SOLUTIONS

        Effective January 31, 2004, CommScope completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions. The total purchase price consisted of approximately $250 million in cash and approximately 1.8 million shares of CommScope common stock. These shares were valued at $32.4 million on the closing date, based on the five-day average market price of CommScope's common stock beginning on the second trading day prior to the closing date and ending on the third trading day after the closing date. Additional paid-in-capital was reduced by a $0.5 million accrual for estimated registration costs related to the issuance of the common shares to fund the acquisition. CommScope assumed certain current liabilities and approximately $65 million of other specified liabilities, primarily related to employee benefits. The cash portion of the purchase price consisted of $150 million from CommScope's existing cash balances and $100 million from borrowing under a new senior secured credit facility (see Note 12).

        The Company acquired Connectivity Solutions primarily to expand the Company's position in the 'last mile' of telecommunications, establish a leadership position in the global enterprise connectivity market and enhance the Company's global growth opportunities. The Connectivity Solutions segment is a designer, manufacturer and marketer of physical layer end-to-end structured cabling solutions and integrated cabinet solutions supporting local area network ("LAN") applications for enterprises and telecommunications service providers.

        The Company prepared a preliminary estimate of the fair values assigned to each major asset and liability category of Connectivity Solutions as of the January 31, 2004 closing date. This preliminary estimate has been updated to reflect post-closing adjustments to the purchase price, in accordance with the terms of the asset purchase agreement entered into with Avaya in connection with the acquisition of the Connectivity Solutions business, and a revised purchase price allocation based on new information related to estimates of the fair values of certain assets acquired and liabilities assumed.

As of January 31, 2004 (in millions)
Accounts receivable	$46.5
Inventories	115.1
Other current assets	1.8
Property, plant and equipment	170.9
Intangible assets	92.1
Other noncurrent assets	0.1

Total assets	$426.5

Accounts payable	$33.5
Employee benefit liabilities	12.5
Other current liabilities	30.9
Pension and postretirement benefit liabilities	53.8
Other noncurrent liabilities	3.5

Total liabilities	$134.2

        The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition of Connectivity Solutions.

        Intangible assets reflected above were determined by management to meet the criteria for recognition apart from goodwill and include the following:

	Estimated Fair Value (in millions)	Amortization Period (in years)
Developed technologies for internal use	$30.8	9.0
Developed technologies for external use	17.9	14.0
Customer base	12.7	9.0
Favorable contracts	9.6	3.0
Other	3.9	3.0

Total amortizable intangible assets	$74.9
Trademarks	13.2
In-process research and development	4.0

Total intangible assets	$92.1

Weighted average amortization period		9.1

        Trademarks have been determined by management to have indefinite lives and will not be amortized, based on management's expectation that the trademarked products will generate cash flows for the Company for an indefinite period. Management expects to maintain usage of trademarks on existing products and introduce new products in the future that will also display the trademarks, thus extending their lives indefinitely.

        In-process research and development assets were written off and reflected in the Company's statement of operations during 2004. Management believed that the assets under development had no alternative future use as of the date of the third party valuation of this intangible asset, resulting in its immediate write-off.

        The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The useful life for the developed technologies for internal use was based on review of historical lives of similar products, in conjunction with technology-specific factors and anticipated future trends in the industry. The useful life for the developed technologies for external use was based on the remaining lives of the related patents. The useful life for the customer base was based on management's forecasts of customer turnover. The useful life for the favorable contracts was based on the remaining terms of the contracts. The useful life of the other intangible assets was based on management's estimate of the remaining useful life, considering the age of the underlying assets and review of historical lives of similar products.

        CommScope's consolidated results of operations for the year ended December 31, 2004 include the results of operations of the Connectivity Solutions segment for the eleven-month period from February 1, 2004 through December 31, 2004. The following table presents pro forma consolidated results of operations for CommScope for the years ended December 31, 2004 and 2003, as though the acquisition of Connectivity Solutions had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of the dates indicated. The amounts for the Connectivity Solutions business of Avaya included in this pro forma information for the year ended December 31, 2003 and the month of January 2004 are based on the historical results of the Connectivity Solutions business as a division of Avaya and, therefore, may not be indicative of the actual results of the Connectivity Solutions segment when operated as part of CommScope. Moreover, the pro forma information does not reflect all of the changes that may result from the acquisition, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; challenges of achieving anticipated synergies; ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; and customer demand for Connectivity Solutions segment products. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Unaudited Pro Forma Year Ended December 31,
	2004	2003
Revenue	$1,178,406	$1,112,327
Net income (loss)	68,690	(85,589)
Net income (loss) per share, assuming dilution	1.04	(1.40)

        These pro forma results reflect the elimination of intercompany sales during each period and immaterial pro forma adjustments for interest expense, depreciation, amortization and related income taxes. These pro forma results also include $47.3 million of corporate overhead costs allocated by Avaya to the Connectivity Solutions business during the year ended December 31, 2003. The pro forma results for the year ended December 31, 2004 include an estimate of $4.0 million for corporate overhead costs that would have been allocated by Avaya to the Connectivity Solutions business during January 2004. During the eleven-month period from February 1, 2004 through December 31, 2004, CommScope incurred corporate overhead costs of approximately $5.4 million on behalf of the Connectivity Solutions segment. Certain overhead costs previously incurred on behalf of and allocated to the Connectivity Solutions business by Avaya are now being incurred directly by the Connectivity Solutions segment.

        Net income during 2004 includes certain material charges that relate directly or indirectly to the acquisition of the Connectivity Solutions segment, as listed below on a pretax basis:

Increase in cost of sales resulting from inventory purchase accounting adjustments	$14,628
Acquisition-related in-process research and development charges	3,984
Acquisition-related transition and startup costs	8,289
Loss on early extinguishment of debt	5,029
Restructuring costs	14,243

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table presents details of the Company's intangible assets other than goodwill as of December 31 (in millions):

	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies for internal use	$30.8	$3.1	$27.7	$—	$—	$—
Developed technologies for external use	17.9	1.2	16.7	—	—	—
Customer base	51.2	35.9	15.3	38.5	32.2	6.3
Favorable contracts	9.6	2.9	6.7	—	—	—
Other	3.9	1.2	2.7	—	—	—

Total amortizable other intangible assets	113.4	44.3	69.1	38.5	32.2	6.3
Trademarks	13.2	—	13.2	—	—	—

Total other intangible assets	$126.6	$44.3	$82.3	$38.5	$32.2	$6.3

        The increase in the Company's intangible assets other than goodwill is due to the acquisition of the Connectivity Solutions business as of January 31, 2004 (see Note 3). No additional goodwill was recognized as a result of the Connectivity Solutions acquisition.

        The Company's finite-lived intangible assets are being amortized on a straight-line basis over the weighted-average amortization periods in the following table. The aggregate weighted-average amortization period is 11.5 years.

Weighted-Average Amortization Period (in years)
Developed technologies for internal use	9.0
Developed technologies for external use	14.0
Customer base	14.3
Favorable contracts	3.0
Other	3.0

        Amortization expense for intangible assets was $12.2 million, $2.5 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for the five succeeding years is as follows:

2005	$13.0
2006	12.1
2007	6.5
2008	6.1
2009	6.1

        The immaterial change in goodwill for the year ended December 31, 2004 was due to the impact of translating the euro-denominated goodwill on the balance sheet of the Company's Belgian subsidiary into U.S. dollars. The entire goodwill balance as of December 31, 2004 is allocable to the Cable segment.

5.    EQUITY INTEREST IN OFS BRIGHTWAVE, LLC

        In November 2001, CommScope acquired an 18.4% ownership interest in OFS BrightWave, an optical fiber and fiber optic cable venture between CommScope and The Furukawa Electric Co., Ltd. ("Furukawa"). OFS BrightWave was formed to operate a portion of the optical fiber and fiber optic cable business ("OFS Group") acquired from Lucent Technologies Inc. ("Lucent"). CommScope issued 10.2 million unregistered shares of its common stock, valued at $203.4 million, or $19.94 per share, to Lucent in lieu of a portion of the purchase price payable by Furukawa for the acquisition of a portion of Lucent's OFS Group. Of the amount paid by CommScope, $173.4 million represented a capital contribution in exchange for CommScope's 18.4% equity interest in OFS BrightWave and $30 million represented a loan to OFS BrightWave. Furukawa owned the remaining 81.6% equity interest in OFS BrightWave. CommScope held a contractual right to sell its ownership interest in OFS BrightWave to Furukawa for a cash payment equal to CommScope's original investment in and advances to OFS BrightWave.

        On October 9, 2002, CommScope and Furukawa purchased 10.2 million shares of CommScope common stock from Lucent for $53 million, or $5.20 per share. Of the total 10.2 million shares purchased from Lucent, Furukawa purchased approximately 7.7 million shares for approximately $40 million. CommScope repurchased the remaining approximately 2.5 million shares, which are currently classified as treasury stock, for approximately $13 million. As of December 31, 2003 and 2002, Furukawa was CommScope's largest stockholder, with approximately 13% of the Company's outstanding shares. CommScope funded its common stock repurchase using existing cash balances. Since a registration of the Company's shares held by Lucent was not required, CommScope wrote off the accrued costs of registration, net of the costs of completing the common stock repurchase, for a net increase in additional paid-in capital of $546 during the year ended December 31, 2002.

        In conjunction with this stock purchase, CommScope and Furukawa agreed to change from 2004 to 2006 the date when CommScope could first exercise its contractual right to sell its ownership interest in OFS BrightWave to Furukawa for a cash payment equal to CommScope's original investment in and advances to OFS BrightWave. If CommScope exercised its contractual right to sell its ownership interest in OFS BrightWave to Furukawa, Furukawa would have had, at that time, the right to require CommScope to purchase the 7.7 million shares of its common stock owned by Furukawa for an aggregate price of $45.8 million.

        Effective April 1, 2004, Furukawa made additional equity contributions to OFS BrightWave. Since CommScope elected not to make a corresponding investment in OFS BrightWave, this additional investment by Furukawa reduced CommScope's ownership percentage in OFS BrightWave from 18.4% to 9.4%.

        Primarily as a result of the continuing weakness in the global fiber optic cable market and Furukawa's continuing efforts to restructure its OFS operations, CommScope agreed with Furukawa to further amend their existing contractual arrangements in the second quarter of 2004 for the mutual benefit of both companies. On June 14, 2004, CommScope and Furukawa changed the period in which CommScope could exercise its contractual right to sell its ownership interest in OFS BrightWave to Furukawa from 2006 to any time on or after June 14, 2004 and changed the exercise price from $173.4 million in cash to the approximately 7.7 million shares of CommScope common stock owned by Furukawa. On June 14, 2004, CommScope exercised its contractual right to sell and sold its 9.4% ownership interest in OFS BrightWave to Furukawa in exchange for the approximately 7.7 million shares of CommScope common stock owned by Furukawa, which were valued at $132.3 million as of the transaction date. CommScope currently holds these shares as treasury stock. As a result of this transaction, CommScope no longer owns any equity interest in OFS BrightWave.

        This transaction does not affect CommScope's right to receive full payment from OFS BrightWave under the $30 million note due in 2006, based on its original terms. Primarily due to market conditions for optical fiber and because CommScope no longer had an equity ownership interest in OFS BrightWave, CommScope determined that there was an other-than-temporary impairment in the carrying value of this asset as of the transaction date. Accordingly, a pretax impairment charge of $11.1 million was recognized as a reduction of the gain on the OFS BrightWave transaction to reduce the carrying value of the note to zero.

        The OFS BrightWave transaction resulted in a net pretax gain of $121.3 million ($76.4 million after-tax or $1.13 per diluted share). This gain represents (1) the fair value of the common stock received by CommScope in exchange for CommScope's transfer of its ownership interest in OFS BrightWave to Furukawa, plus (2) the realized gain from CommScope's cumulative equity method share of OFS BrightWave's unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) the impairment charge related to the $30 million note receivable from OFS BrightWave. The income tax impact of this gain enabled the Company to realize its deferred tax asset related to the Company's share of the cumulative financial statement net losses of OFS BrightWave. In addition, this transaction created a capital gain for tax purposes, which allowed the Company to deduct a capital loss related to the 2001 impairment of an investment, creating a current tax benefit of $1.4 million from this capital loss deduction.

        Although the Company's ownership interest in OFS BrightWave was less than 20%, the investment has been accounted for using the equity method since OFS BrightWave was organized as a limited liability company with characteristics of a partnership. CommScope's portion of the losses of OFS BrightWave for the period from January 1 through June 14, 2004 and the years ended December 31, 2003 and 2002 were included in the consolidated financial statements of CommScope for the years ended December 31, 2004, 2003 and 2002, respectively. These results were net of the elimination of after-tax intercompany profit in the amount of $30, $105 and $109 for the years ended December 31, 2004, 2003 and 2002, respectively, related to interest payments on the $30 million note receivable. OFS BrightWave elected to be taxed as a partnership, therefore the Company's income tax benefit from flow-through losses has been recorded based on the Company's tax rates.

        The following table provides summary financial information for OFS BrightWave for the period from January 1 through June 14, 2004 and the years ended December 31, 2003 and 2002 and as of December 31, 2003:

	Period from January 1– June 14, 2004	Year Ended December 31,
		2003	2002
Income Statement Data:
Net revenues	$40,497	$101,927	$97,098
Gross profit	(8,612)	(88,947)	(144,472)
Net loss	(20,860)	(585,038)	(431,506)
As of December 31, 2003
Balance Sheet Data:
Current assets	$67,764
Noncurrent assets	160,432
Current liabilities	67,946
Other noncurrent liabilities	266,552
Minority interests	24,536

6.    RESTRUCTURING CHARGE AND EMPLOYEE TERMINATION BENEFITS

        In October 2004, the Board of Directors of Connectivity Solutions Manufacturing, Inc. ("CSMI"), a wholly owned subsidiary of the Company, adopted organizational and cost reduction initiatives at its Omaha, Nebraska facility in order to improve its competitive position. The initiatives include a reorganized management structure that creates more focused stand-alone management organizations for cable, apparatus and cabinets; re-engineered, simplified business practices and manufacturing processes; and a reduced number of management, production and support personnel. As a result of these actions, the Company recognized a pretax charge of $14.2 million for employee-related costs during the fourth quarter of 2004, which consisted of severance pay and related fringe benefits and a net curtailment loss; process improvement costs, which consisted of consulting and other costs associated with modifying the manufacturing operations; and impairment charges related to equipment that is no longer used in operations. As of December 31, 2004, the workforce had been reduced by approximately 220 employees as a result of actions taken under these initiatives, and additional workforce reductions are expected to occur during the first quarter of 2005. The remaining actions related to these initiatives are expected to be completed in the first half of 2005; therefore, the restructuring accrual balance as of December 31, 2004 is classified as a current liability.

        The activity within the liability for these restructuring initiatives was as follows:

	Employee- Related Costs	Process Improvement Costs	Impairment Charges	Total
Charge recorded in the fourth quarter of 2004	$5,859	$1,574	$6,810	$14,243
Cash paid	(1,205)	(1,574)	—	(2,779)
Non-cash	(522)	—	(6,810)	(7,332)

Balance as of December 31, 2004	$4,132	$—	$—	$4,132

        During the first half of 2005, the Company expects to recognize additional pretax restructuring costs related to completing these initiatives of $4 million to $6 million. The amount and timing of such costs will depend on issues encountered and market conditions during implementation of the plan.

        During the first quarter of 2004, CommScope reduced the Connectivity Solutions segment workforce by approximately 45 employees. The reductions were primarily related to the Company's efforts to improve operational efficiency and reduce cost. The affected employees were employed in management and support functions at the Omaha, Nebraska facility. This workforce reduction resulted in pretax charges of approximately $1.6 million during the first quarter of 2004 and was partially offset by an adjustment of approximately $0.3 million in the fourth quarter of 2004. The net charge of approximately $1.3 million is recorded in acquisition-related transition and startup costs and consisted of severance pay and related fringe benefits. As of December 31, 2004, there was no remaining liability related to this workforce reduction.

        During 2002, the Company recorded pretax charges related to two workforce reductions totaling approximately $2.5 million ($2.2 million in cost of sales and $0.3 million in selling, general and administrative expenses). As a result of these actions, the Company's workforce was reduced by 355 employees. The affected employees included manufacturing and administrative personnel located in North Carolina at several of the Company's manufacturing facilities and at the corporate office. These actions were primarily in response to the challenging global business environment. The Company paid $1.1 million of the charges in 2002 and the balance in 2003.

7.    IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

        During the fourth quarter of 2004, in conjunction with CSMI's organizational and cost reduction initiatives, certain pieces of manufacturing equipment were identified as no longer used in operations and were taken out of service and are generally expected to be scrapped. As a result, a pretax impairment charge of $6.8 million is included in the $14.2 million overall restructuring charge (see Note 6) to write these assets down to their estimated fair values.

        During the second quarter of 2003, as a result of the difficult global business environment in telecommunications and a decline in demand, both domestically and internationally, and reduced export sales from the Company's Brazilian operation, management determined that certain domestic and Brazilian manufacturing assets were likely impaired. Accordingly, management obtained third party appraisals of the majority of these specifically identified assets to determine their fair values and the resulting amount of impairment losses to be recognized. Approximately $4.7 million of these assets were sold at an auction in December 2003 and the remainder has been classified as assets to be held and used. Based on these appraisals, the Company recognized pretax impairment charges as follows (in millions):

Domestic broadband cable manufacturing assets	$21.4
Brazilian broadband cable manufacturing assets	6.4
Brazilian wireless cable manufacturing assets	2.3
Other domestic manufacturing assets	1.6

Total impairment charges	$31.7

        Due primarily to the difficult business environment in telecommunications, management performed a test of recoverability for certain long-lived assets during the third quarter of 2002. The Company's long-term undiscounted cash flow forecasts indicated that the carrying amounts of fixed assets used to manufacture CommScope's wireless, fiber optic cable and other telecom products may not be recoverable as of September 30, 2002. In addition, management's review of idle and obsolete fixed assets indicated additional impairment for specifically identified manufacturing equipment. Management does not currently plan to sell, abandon or otherwise dispose of these assets, and they were, therefore, classified as assets to be held and used.

        The Company recognized total pretax impairment charges as follows during 2002 (in millions):

Wireless cable manufacturing assets	$15.1
Fiber optic cable manufacturing assets	5.3
Other telecommunications cable manufacturing assets	3.0
Other manufacturing assets	1.7

Total impairment charges	$25.1

8.    ACCOUNTS RECEIVABLE

        During 2002, the Company wrote off $21.4 million of Adelphia Communications Corporation ("Adelphia") receivables as a result of Adelphia's Chapter 11 bankruptcy, which was announced by

Adelphia in June 2002. The Company continues to sell product to Adelphia pursuant to an agreement, which outlines the terms under which the Company will do business with Adelphia after the bankruptcy filing date.

        In October 2003, the Company assigned its trade claims against Adelphia and its affiliates to a third party in exchange for an initial payment of $12.5 million. This assignment of receivables did not meet the criteria set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to recognize the proceeds as a recovery of bad debt expense, due primarily to the existence of a standard recourse provision in the assignment agreement. Therefore, the proceeds will be recognized as a noncurrent liability until the validity and ownership of these receivables is determined, which will likely occur when the assignee receives payment under the final order issued in Adelphia's bankruptcy proceedings.

9.    INVENTORIES

	As of December 31,
	2004	2003
Raw materials	$40,250	$10,285
Work in process	22,156	9,708
Finished goods	45,936	12,730

	$108,342	$32,723

10.    PROPERTY, PLANT AND EQUIPMENT

	As of December 31,
	2004	2003
Land and land improvements	$37,780	$10,987
Buildings and improvements	109,466	75,245
Machinery and equipment	376,787	268,787
Construction in progress	10,796	5,354

	534,829	360,373
Accumulated depreciation	(223,376)	(184,083)

	$311,453	$176,290

        Depreciation expense was $44,160, $30,574 and $33,241 during 2004, 2003 and 2002, respectively. No interest was capitalized during 2004, 2003 and 2002.

11.    OTHER CURRENT ACCRUED LIABILITIES

	As of December 31,
	2004	2003
Salaries and compensation liabilities	$43,897	$16,814
Retirement savings plan liabilities	6,711	6,427
Other	40,167	12,136

	$90,775	$35,377

12.    LONG-TERM DEBT

	As of December 31,
	2004	2003
Senior Secured Term Loan	$49,500	$—
1% Convertible Senior Subordinated Debentures	250,000	—
4% Convertible Subordinated Notes	—	172,500
IDA Notes	10,800	10,800

	310,300	183,300
Less current portion	13,000	—

	$297,300	$183,300

Senior Secured Credit Facility

        The Company entered into a 5-year, $185 million senior secured credit facility on January 31, 2004, in connection with its acquisition of Connectivity Solutions. This credit facility, which amended and restated CommScope's previous credit facility, is comprised of a $75 million term loan and a $110 million revolving credit facility. The credit facility is secured by substantially all of the Company's assets, is guaranteed by all of the Company's material domestic subsidiaries and contains certain financial and restrictive covenants. The term loan is required to be repaid in consecutive quarterly installments of $3.75 million from March 31, 2004 to September 30, 2004, $11.75 million on December 31, 2004 and $3.25 million quarterly thereafter with a final payment of all outstanding principal and interest at maturity on December 31, 2008. The Company is required to make additional repayments under the term loan in the event that a significant asset or group of assets included in the collateral base is sold. The Company repaid an additional $2.5 million under the term loan during the quarter ended September 30, 2004 due to the sale of its idle Kings Mountain facility. In connection with this credit facility, the Company incurred costs of approximately $4.6 million, which were capitalized as other assets and are being amortized over the term of the facility. The interest rate on the $75 million term loan is, at CommScope's option, either the London Interbank Offered Rate ("LIBOR") plus 2.25% to 3.25%, or the Base Rate, defined as the higher of Prime Rate or Federal Funds Rate plus 0.50%, plus 0.75% to 1.75%, in each case based on the Company's fixed charge coverage ratio. The interest rate in effect at December 31, 2004 was 4.66%. The interest rate on the $110 million revolving credit facility is, at CommScope's option, LIBOR plus 2.00% to 3.00% or the Base Rate plus 0.50% to 1.50%, in each case based on the Company's fixed charge coverage ratio. As of December 31, 2004, the Company had availability of approximately $48 million and no outstanding borrowings under this revolving credit facility. The Company's ability to borrow under this facility depends on the amount of the borrowing base, which is determined as specified percentages of eligible receivables and inventory, reduced for certain reserves and the total amount of letters of credit issued under the credit facility. The facility contains certain restrictive covenants, including restrictions on incurring other indebtedness, entering into transactions to acquire or merge with any entity, making other fundamental changes, selling assets and paying dividends, among other things. The Company is also required to comply with certain financial covenants, as defined, including a fixed charge coverage ratio, a funded senior debt to EBITDA ratio, a maximum annual capital expenditures covenant and a covenant requiring minimum ongoing excess borrowing availability of $10 million. Management believes the Company was in compliance with all of its covenants under this facility as of December 31, 2004.

Convertible Debentures

        In March 2004, the Company issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024. The proceeds from these debentures were used primarily to extinguish the Company's outstanding 4% convertible subordinated notes due December 15, 2006, to repay $25 million of borrowings under the Company's revolving credit facility and for general corporate purposes. The Company repurchased or redeemed all of its 4% convertible subordinated notes during March and April 2004. The repurchase and redemption of these 4% convertible subordinated notes resulted in a $5.0 million pretax loss on the early extinguishment of debt. In connection with the issuance of the debentures, the Company incurred costs of approximately $6.9 million, which were capitalized as other assets and are being amortized over a period of five years, representing the period until the debenture holders may first require the Company to repurchase the debentures.

        The Company may redeem some or all of these debentures at any time on or after March 20, 2009 at a redemption price equal to 100% of the principal amount of the debentures, plus accrued interest. Additionally, holders of the debentures may require the Company to repurchase all or any portion of their debentures for cash on March 20, 2009, March 15, 2014 and March 15, 2019 at a price equal to 100% of the principal amount of debentures to be repurchased, plus accrued interest.

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

        As of December 31, 2004, the conversion rate of these debentures was 45.977 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events, as more fully explained in the indenture governing the debentures: (1) payment or issuance of common stock as a dividend or distribution on the Company's common stock; (2) the issuance to all holders of common stock of rights, warrants or options to purchase the Company's common stock for a period expiring within 45 days of the record date for such distribution at a price less than the average of the closing sale prices for the 10 trading days preceding the declaration date for such distribution; (3) subdivisions, splits or combinations of the Company's common stock; (4) distributions by the Company to all holders of the Company's common stock of shares of the Company's capital stock, evidences of indebtedness, property or assets, including rights, warrants, options and other securities but excluding dividends or distributions covered by clauses (1) or (2) above or any dividend or distribution paid exclusively in cash; provided that in the event that the Company distributes capital stock of, or similar equity interests in, a subsidiary or other business unit of the Company, then the conversion rate will be adjusted based on the market value of the securities so distributed relative to the market value of the Company's common stock, in each case based on the average closing sales prices of those securities (where such closing prices are available) for the 10 trading days commencing on and including the fifth trading day after the date on which "ex-dividend trading" commences for such distribution on the New York Stock Exchange or such other principal national or regional exchange or market on which the securities are then listed or quoted or in the absence of such a quotation, a closing sale price determined by the Company on a basis it considers appropriate; (5) the payment of cash as a dividend or distribution on the Company's common stock, excluding any dividend or distribution in connection with the Company's liquidation, dissolution or winding up; or (6) the Company or any of its subsidiaries makes a payment in respect of a tender offer or exchange offer for the Company's common stock to the extent that the cash and value of any other consideration included in the payment per share of the Company's common stock exceeds the closing sale price per share of the Company's common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to such tender or exchange offer.

        To the extent that the Company's shareholder rights agreement dated June 12, 1997, as amended, or any future rights plan adopted by the Company is in effect upon conversion of the debentures into common stock, holders of the debentures will receive, in addition to the common stock, the rights under the rights plan unless the rights have separated from the common stock at the time of conversion, in which case the conversion rate will be adjusted as if the Company distributed to all holders of its common stock, shares of its capital stock, evidences of indebtedness, property or assets as described in clause (4) above, subject to readjustment in the event of the expiration, termination or redemption of such rights.

        In the event of (1) any reclassification of the Company's common stock; (2) a consolidation, merger or binding share exchange involving the Company; or (3) a sale or conveyance to another person or entity of all or substantially all of the Company's property and assets, in which holders of the Company's common stock would be entitled to receive stock, other securities, other property, assets or cash for their common stock, holders of the debentures will, upon conversion, be entitled to receive the same type of consideration that they would have been entitled to receive if they had converted the debentures into the Company's common stock immediately prior to any of these events.

        The Company may, from time to time, increase the conversion rate if the Company's Board of Directors has made a determination that this increase would be in the Company's best interests. In addition, the Company may increase the conversion rate if the Company's Board of Directors deems it advisable to avoid or diminish any income tax to holders of common stock resulting from any stock or rights distribution.

IDA Notes

        In January 1995, CommScope entered into a $10.8 million unsecured loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the "IDA Notes"). Borrowings under the IDA Notes bear interest at variable rates based upon current market conditions for short-term financing. The interest rate in effect at December 31, 2004 and 2003 was 2.41% and 1.15%, respectively. All outstanding borrowings under the IDA Notes are due on January 1, 2015.

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

        Scheduled maturities of long-term debt are $13 million per year during 2005, 2006 and 2007 and $10.5 million in 2008. The Company's $250.0 million of 1% convertible senior subordinated debentures mature in 2024 and are redeemable in whole or in part by the Company at any time on or after March 20, 2009.

        The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 2.70% and 4.85% at December 31, 2004 and 2003, respectively.

13.    DERIVATIVES AND HEDGING ACTIVITIES

        As of December 31, 2004 and 2003, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros, which was designated and documented at inception, and quarterly thereafter, as a net investment hedge of a portion of the Company's net investment in its Belgian subsidiary. The notional amount of this derivative financial instrument was $20 million at inception of the hedging relationship. The Company amended this agreement in October 2003 to reduce the notional amount to $14 million. No cash was required to effect this amendment; the change in the notional amount was offset by an adjustment in the exchange rate underlying the swap. The amended hedging instrument was effective as of the amendment date and as of December 31, 2004 and 2003, and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The agreement matures on December 1, 2009. The fair value of the amended derivative instrument, reflected in other noncurrent liabilities, was approximately $8.4 million and $6.0 million as of December 31, 2004 and 2003, respectively.

        Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss for the years ended December 31, 2004 and 2003 consisted of the following:

	Year Ended December 31,
	2004	2003
Accumulated net loss on derivative instrument, beginning of year	$3,981	$802
Loss on derivative financial instrument designated as a net investment hedge, net of taxes	1,735	3,179

Accumulated net loss on derivative instruments, end of year	$5,716	$3,981

14.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

        Prior to the acquisition of Connectivity Solutions in January 2004, the Company sponsored one defined contribution retirement savings plan. Subsequent to the acquisition, the Company sponsors three defined contribution retirement savings plans. These plans allow employees to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service. The Company matches a percentage of the employee contributions up to certain limits. The Company contributed $8.7 million in 2004, $5.3 million in 2003 and $6.1 million in 2002 to these retirement savings plans, of which $3.9 million, $3.8 million and $4.4 million, respectively, was discretionary.

        The Company also maintains a noncontributory unfunded defined contribution pension plan (the "Restated SERP") for certain active and retired key executives. The Company is not required to make any payments until the participant is eligible to receive retirement benefits under the Plan. During 2004, 2003 and 2002, the Company recognized pretax costs of $954, $828 and $613, respectively, representing additional accrued benefits and interest credited under the Restated SERP. Benefit payments to retirees were $110 each year. The accrued liability, included in other noncurrent liabilities, was approximately $6.7 million and $5.8 million as of December 31, 2004 and 2003, respectively.

Pension and Other Postretirement Benefit Plans

        The Company sponsors defined benefit pension plans covering represented employees and certain domestic and foreign executives. Included in the defined benefit pension plans are both funded and unfunded plans and contributory and noncontributory plans. The Company also sponsors postretirement health care and life insurance benefit plans that provide benefits to certain represented employees and certain full-time employees who retire from the Company at age 65 or older with a minimum of 10 years of active service. Both the health care and life insurance plans are contributory, with retiree contributions adjusted annually. The health care plans contain other cost-sharing features such as deductibles, coinsurance and caps, with Medicare as the primary provider of health care benefits for eligible retirees. The accounting for the health care plans anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to maintain a consistent level of cost sharing with retirees. The Company recognizes the cost of providing and maintaining postretirement benefits during employees' active service periods.

        On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company elected to prospectively recognize the effects of the Act effective July 1, 2004. This reduced the postretirement benefit cost recognized in the third and fourth quarters of 2004 by an aggregate of approximately $620. The effect of the subsidy on the accumulated postretirement benefit obligation as of December 31, 2004 and the 2004 net periodic benefit cost are reflected below.

        The following table summarizes information for the defined benefit pension and postretirement benefit plans. The Company uses a December 31 measurement date for the majority of its plans.

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$2,226	$1,905	$43,781	$31,169
Service cost	3,373	104	4,158	2,858
Interest cost	4,998	129	4,598	2,097
Plan participants' contributions	94	19	31	27
Recognition of Medicare subsidy	—	—	(8,670)	—
Actuarial (gain) loss	5,547	12	(839)	7,730
Acquisition of Connectivity Solutions	94,980	—	37,916	—
Curtailment (gain) loss	626	—	(104)	—
Benefits paid	(311)	(150)	(95)	(100)
Translation loss and other	794	207	—	—

Benefit obligation at end of year	$112,327	$2,226	$80,776	$43,781

Change in plan assets:
Fair value of plan assets at beginning of year	$1,221	$845	$—	$—
Employer and plan participant contributions	519	275	95	100
Return on plan assets	5,875	69	445	—
Acquisition of Connectivity Solutions	74,127	—	7,980	—
Benefits paid	(311)	(150)	(95)	(100)
Translation gain and other	588	182	—	—

Fair value of plan assets at end of year	$82,019	$1,221	$8,425	$—

Funded status (benefit obligation in excess of fair value of plan assets)	$30,308	$1,005	$72,351	$43,781
Unrecognized net actuarial gain (loss)	(1,896)	66	(9,741)	(19,877)
Unrecognized net transition amount	(402)	(415)	—	—

Accrued benefit cost at end of year	$28,010	$656	$62,610	$23,904

Accumulated benefit obligation at end of year	$107,496	$1,963

        Net periodic benefit cost for the defined benefit pension and postretirement benefit plans consisted of the following components:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$3,373	$104	$91	$4,158	$2,858	$2,562
Interest cost	4,998	129	121	4,598	2,097	1,802
Recognized actuarial loss	—	—	—	623	472	439
Amortization of transition obligation	40	37	29	—	—	—
Curtailment (gain) loss	626	—	—	(104)	—	—
Return on plan assets	(5,007)	(69)	(54)	(554)	—	—

Net periodic benefit cost	$4,030	$201	$187	$8,721	$5,427	$4,803

        Significant assumptions in determining benefit obligations and periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used to determine:
Benefit obligations:
Discount rate	5.70%	5.92%	6.29%	5.75%	6.25%	6.75%
Rate of compensation increase	4.40%	3.50%	3.50%	4.50%	—	—
Net cost:
Discount rate	5.75%	6.29%	6.38%	6.20%	6.75%	7.00%
Rate of return on plan assets	7.75%	5.50%	5.50%	8.00%	—	—
Rate of compensation increase	4.40%	3.50%	3.50%	4.50%	—	—
	2004	2003
Health care cost trend rate assumed for next year	10%	11%
Ultimate rate to which the cost trend rate is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

        A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of and for the year ended December 31, 2004 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic benefit cost	$2.0	$(1.5)
Effect on postretirement benefit obligation	15.4	(11.9)

        The increase in the benefit obligation in 2004 was due primarily to liabilities assumed in conjunction with the acquisition of the Connectivity Solutions business as of January 31, 2004 (see Note 3), and was partially offset by the recognition of the Medicare Part D subsidy.

        The Company considered the available yields on high-quality fixed-income investments with maturities corresponding to the Company's benefit obligations to determine the discount rates at each measurement date.

        In developing the expected rate of return on plan assets, the Company obtained input from external advisors and considered the expected long-term rate of return of each individual asset class. Expected return on plan assets is based on the market related value of the assets. Substantially all of the pension assets and certain of the other postretirement assets are managed by an independent investment advisor with an objective of maximizing return, subject to assuming a prudent level of risk. The majority of such assets are currently invested with a target allocation of 70% equity securities and 30% fixed income instruments.

        The Company's weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Asset category:
Equity securities	71%	—%	38%	—
Debt securities	27	—	62	—
Other	2	100	—	—

Total	100%	100%	100%	—

        The Company expects to contribute approximately $8.7 million to the defined benefit pension plans and approximately $1.3 million to the postretirement benefit plans during 2005.

        The following table summarizes projected benefit payments from pension and postretirement benefit plans through 2014, including benefits attributable to estimated future service, and projected receipts from the Medicare Part D subsidy (in millions).

		Other Postretirement Benefits
	Pension Benefits	Without Medicare Subsidy	Medicare Subsidy
2005	$2.6	$1.3	$-
2006	3.4	2.2	(0.1)
2007	4.6	2.2	(0.1)
2008	4.8	2.7	(0.1)
2009	5.7	3.1	(0.1)
2010-2014	38.9	23.0	(1.7)

15.    INCOME TAXES

        Income (loss) before income taxes includes the results from domestic and international operations as follows:

	Year Ended December 31,
	2004	2003	2002
U.S. companies	$94,764	$(98,398)	$(103,164)
Non-U.S. companies	17,997	(13,599)	(3,397)

Income (loss) before income taxes	$112,761	$(111,997)	$(106,561)

        The components of the income tax provision (benefit) were as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$17,938	$(5,131)	$(15,917)
Foreign	2,701	159	326
State	337	154	155

Current income tax provision (benefit)	20,976	(4,818)	(15,436)

Deferred:
Federal	11,436	(32,653)	(19,785)
Foreign	160	(971)	(146)
State	4,434	(2,995)	(4,042)

Deferred income tax provision (benefit)	16,030	(36,619)	(23,973)

Total income tax provision (benefit)	37,006	(41,437)	(39,409)
Plus: income tax benefit on equity in losses of OFS BrightWave	865	36,263	31,551
Less: income tax provision on net gain on OFS BrightWave transaction	44,890	—	—

Total income tax benefit before income tax benefit on equity in losses of OFS BrightWave and income tax provision on net gain on OFS BrightWave transaction.	$(7,019)	$(5,174)	$(7,858)

        The reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate was as follows:

	Year Ended December 31,
	2004	2003	2002
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	0.7	2.1	2.4
Export sales benefit	(0.2)	0.4	0.4
Permanent items and other	0.1	3.9	0.2
Federal and State tax credits	(2.8)	0.3	0.3
Foreign tax credits	(2.7)	—	—
Foreign tax rate differential	(3.1)	0.4	0.5
Sub-Part F income tax	1.7	—	—
Valuation allowance	4.1	(5.1)	(1.8)

Effective income tax rate	32.8%	37.0%	37.0%

        The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	As of December 31,
	2004	2003
Deferred tax assets:
Accounts receivable and inventory reserves	$14,615	$7,830
Employee benefits	7,379	3,737
Postretirement benefits	33,329	11,294
Foreign net operating losses	11,186	10,239
Investment in unconsolidated affiliate	—	1,388
Investment in OFS BrightWave, LLC	—	38,841
Basis in OFS BrightWave loan	11,100	6,646
Cross currency swap loss	3,357	2,338
State net operating losses and tax credit carryforwards	4,358	2,156
Other	6,407	2,850

Total deferred tax assets	91,731	87,319
Valuation allowance	(13,904)	(9,357)

Net deferred tax assets	77,827	77,962
Deferred tax liabilities:
Property, plant and equipment	(3,848)	(16,334)
Goodwill and intangibles	(29,994)	(2,811)

Total deferred tax liabilities	(33,842)	(19,145)

Net deferred tax asset	$43,985	$58,817

Deferred taxes as recorded on the balance sheet:
Current deferred tax asset	$26,644	$14,061
Noncurrent deferred tax asset	17,341	44,756

Net deferred tax asset	$43,985	$58,817

        During 2004, the Company increased the valuation allowance for the deferred tax assets of its Brazilian subsidiary (related primarily to foreign net operating loss carryforwards) by $0.9 million. These loss carryforwards have no expiration date, but are subject to local restrictions limiting their utilization. The valuation allowance against this deferred tax item was $8.9 million and $8.0 million as of December 31, 2004 and 2003, respectively. The loss carryforward amount related to this valuation allowance was $38.8 million as of December 31, 2004.

        The Company's Belgian subsidiary also has a deferred tax asset primarily related to foreign net operating loss carryforwards of approximately $2.2 million and $2.3 million as of December 31, 2004 and 2003, respectively. These loss carryforwards have no expiration date. The loss carryforward amount related to this deferred tax asset is $7.0 million as of December 31, 2004. The Company realized $0.4 million of this net operating loss in 2004, and believes it is more likely than not that the remaining asset will be realized.

        The Company removed a valuation allowance of $1.4 million during 2004 related to a deferred tax asset arising from the impairment charge for an investment, which created a capital loss for tax purposes. The Company was able to utilize this capital loss against capital gains created as a result of the OFS BrightWave transaction.

        During 2004, the Company recognized a $1.9 million deferred tax asset related to state credit carryforwards. A valuation allowance was established related to these carryforwards. At December 31, 2004, the Company had approximately $7.6 million (net of federal tax benefit) in state credits that may be utilized to reduce state income tax liabilities for future years, through 2009.

        During 2004, the Company established a valuation allowance related to state tax net operating losses in the amount of $2.4 million (net of federal tax benefit) due to the lack of positive objective evidence that these benefits will be utilized by the applicable subsidiary.

        During 2004, the Company recognized a deferred tax asset related to a foreign tax credit carryforward of $0.7 million and a valuation allowance was established related to this carryforward.

        The Company has not established a valuation allowance against the remaining deferred tax assets of $44.0 million. The Company has determined that the assets are more likely than not to be realized as the Company has a positive earnings history and is forecasting future taxable earnings.

        The Company had no cumulative net undistributed earnings from foreign subsidiaries as of December 31, 2004.

        As a matter of course, the Company is regularly audited by various taxing authorities and, from time to time, these audits result in proposed assessments that may ultimately result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for any reasonably foreseeable outcome resulting from differing interpretation of applicable income tax laws and regulations. Included in other accrued liabilities are reserves of $1.9 million and $1.7 million at December 31, 2004 and 2003, respectively, that have been provided for these matters.

        Income tax benefit for components of other comprehensive loss were as follows:

	Year Ended December 31,
	2004	2003	2002
Loss on derivative instrument designated as a net investment hedge	$1,019	$1,867	$471
Hedging loss on nonderivative instrument	—	—	447
Loss on derivative instrument designated as a cash flow hedge	—	—	16

Total income tax benefit for components of other comprehensive loss	$1,019	$1,867	$934

16.    STOCK COMPENSATION PLANS

        In 1997, the Company adopted the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the "CommScope Incentive Plan"), which was formally approved by the Company's stockholders in 1998. The Company has amended the CommScope Incentive Plan, with stockholder approval, at various times since inception, with the latest amendment approved during 2004. The amendment approved during 2004, among other things, increased the number of shares available under the plan and allows non-employee directors to receive awards of restricted stock. The CommScope Incentive Plan provides for the granting of stock options, restricted stock, performance units, performance shares and phantom shares to employees of the Company and the granting of stock, restricted stock awards and stock options to non-employee directors of the Company. As of December 31, 2004, a total of 13.2 million shares have been authorized for issuance under the CommScope Incentive Plan. Stock options generally expire 10 years from the date they are granted. Options vest over service periods that generally range from three to four years. Upon initial election to the Company's Board of Directors, a non-employee director is granted 1,000 shares of stock, which are fully vested and transferable upon issuance, and an option to purchase 20,000 shares of stock, which vest over a three-year period. If a non-employee director remains in office, a similar option is granted every three years.

        The following tables summarize the Company's stock option activity and information about stock options outstanding at December 31, 2004:

	Shares (in thousands)	Weighted Average Exercise Price Per Share
Stock options outstanding at December 31, 2001	5,089	$17.69
Granted	3,693	11.18
Cancelled	(370)	17.81
Exercised	(73)	14.03

Stock options outstanding at December 31, 2002	8,339	14.84
Granted	1,217	14.31
Cancelled	(315)	13.65
Exercised	(104)	11.29

Stock options outstanding at December 31, 2003	9,137	14.85
Granted	1,723	18.43
Cancelled	(88)	14.11
Exercised	(1,092)	12.55

Stock options outstanding at December 31, 2004	9,680	$15.72

Stock options exercisable at:
December 31, 2002	4,221	$17.55
December 31, 2003	5,626	$16.44
December 31, 2004	6,118	$15.97
Shares reserved for future issuance at December 31, 2004	994
	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (in Years)
Range of Exercise Prices	Shares (in thousands)		Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7 to $10	1,941	7.9	$7.92	1,175	$7.92
10 to 20	7,110	6.6	15.96	4,314	15.09
20 to 30	29	5.1	23.40	29	23.40
30 to 40	594	4.9	37.59	594	37.59
40 to 48	6	5.2	44.84	6	44.84

$7 to $48	9,680	6.8	$15.72	6,118	$15.97

        The Company has elected to account for stock options using the intrinsic value method. The weighted average fair value per option has been estimated using the Black-Scholes option-pricing model. The assumptions used to develop the weighted average fair value per option were as follows:

	Year Ended December 31,
	2004	2003	2002
Valuation assumptions:
Expected option term (years)	4.0	4.0	4.0
Expected volatility	41.0%	71.0%	66.0%
Expected dividend yield	—	—	—
Risk-free interest rate	3.5%	2.75%	2.5%
Weighted average fair value per option	$6.75	$7.84	$5.77

        See Note 2 for pro forma disclosure of the effect on net income (loss) and net income (loss) per share of recognizing expense for stock-based compensation based on the estimated fair value of stock options granted.

17.    STOCKHOLDER RIGHTS PLAN

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

        The rights become exercisable and will begin to trade separately from the common stock upon the earlier of (i) the first date of public announcement that a person or group (other than pursuant to a Permitted Offer, as defined) has acquired beneficial ownership of 15% or more of the outstanding common stock, or (ii) 10 business days (or such later date as the Board of Directors of the Company may determine) following a person's or group's commencement of, or announcement of and intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the common stock. The rights will entitle holders (other than an Acquiring Person, as defined) to purchase common stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase $120 worth of the surviving company's common stock for $60. The Company may redeem the rights for $0.01 each at any time prior to such acquisitions. The rights will expire on June 12, 2007.

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

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, debt instruments and a cross currency swap contract (see Note 13). For cash and cash equivalents, short-term investments, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2004 and 2003 were considered representative of their fair values due to their short terms to maturity. Quoted market prices were not available for the Company's IDA Notes (see Note 12), but management determined that the fair value of this variable rate debt instrument approximated its carrying value based on terms and conditions that were available to the Company as of December 31, 2004 and 2003 for issuance of debt with similar terms and remaining maturities. With respect to the Company's convertible debentures and convertible notes (see Note 12), fair value was based on quoted market prices. The fair value of the Company's cross currency swap contract was based on the net present value of the difference between the expected future U.S. dollar cash flows and the expected future euro cash flows.

        The carrying amounts and estimated fair values of the Company's convertible debentures, convertible notes and cross currency swap as of December 31, 2004 and 2003, are summarized as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible debentures	$250,000	$267,188	$—	$—
Convertible notes	—	—	172,500	170,775
Cross currency swap	8,442	8,442	6,000	6,000

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

19.    COMMITMENTS AND CONTINGENCIES

        CommScope leases certain equipment and facilities under operating leases expiring at various dates through the year 2019. Rent expense was $8.8 million in 2004, $6.3 million in 2003 and $7.1 million in 2002. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 2004 are: $9.2 million in 2005; $6.5 million in 2006; $5.7 million in 2007; $5.1 million in 2008; $4.1 million in 2009; and $9.6 million thereafter.

        Prior to the acquisition of Connectivity Solutions as of January 31, 2004, the Company's product warranty liability and the related activity was insignificant to the financial position and results of operations of the Company. However, the acquisition of Connectivity Solutions has increased the

Company's product warranty exposure and related liability. Product warranty reserves are reflected in other current accrued liabilities. The following table summarizes the activity for the year ended December 31, 2004 related to the warranty reserves.

Reserve at beginning of year	$576
Connectivity Solutions liability assumed	2,314
Provision for warranties	183
Payments	(1,542)

Reserve at end of year	$1,531

        CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on the Company's financial position or results of operations upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company's financial condition or results of operations.

20.    INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

        For the years ended December 31, 2003 and 2002, the Company's operations were conducted within one reportable business segment, based on the similarity of products, production processes, distribution methods and regulatory environment. During 2004, as a result of the acquisition of Connectivity Solutions, the Company's management evaluated the results of operations in two reportable business segments: the Cable segment, which is the same as CommScope's cable business prior to the acquisition of Connectivity Solutions, and the Connectivity Solutions segment, which is the Connectivity Solutions business that was acquired as of January 31, 2004. As the Company continues to integrate the Connectivity Solutions segment into its global operations and financial reporting systems, the Company's management expects to reorganize its internal reporting, which may require reporting of its results in more or different reportable segments in future periods.

        The Cable segment designs, manufactures and markets coaxial, fiber optic and high performance electronic cables primarily used in communications applications. The primary source of revenues is from product sales to cable telecommunications system operators, television service providers, OEMs and distributors.

        The Connectivity Solutions segment designs, manufactures and markets physical layer end-to-end structured cabling solutions and integrated cabinet solutions supporting LAN applications for enterprises and telecommunications service providers. The primary source of revenues is from product sales to large multinational companies, which are made primarily through a global network of distributors, system integrators and value-added resellers.

        The following table provides summary financial information for the segments as of and for the year ended December 31, 2004 (in millions):

	Cable	Connectivity Solutions	Inter-segment Sales Eliminations	Total
Total Sales	$633.2	$546.0	$(26.5)	$1,152.7
Inter-segment Sales	(21.2)	(5.3)	26.5	—

Total Net Sales	$612.0	$540.7	$—	$1,152.7

Depreciation and Amortization	$33.2	$27.3	$—	$60.5
Operating Income	23.6	(17.7)	—	5.9
Total Assets	583.6	447.0	—	1,030.6

Product Information

        The following table presents revenue by product group (in millions):

	Year Ended December 31,
	2004	2003	2002
Cable segment:
Broadband/Video products	$479.5	$449.5	$496.5
LAN products	114.3	93.8	81.2
Wireless & Other Telecom products	39.4	30.0	20.8

Total Cable segment	633.2	573.3	598.5
Connectivity Solutions segment:
SYSTIMAX products	437.8	—	—
ExchangeMAX products	46.6	—	—
Integrated Cabinet Solutions products	61.6	—	—

Total Connectivity Solutions segment	546.0	—	—
Inter-segment eliminations	(26.5)	—	—

Total net sales	$1,152.7	$573.3	$598.5

Customer Information

        During 2004, approximately 35% of total net sales were to Anixter International Inc. and its affiliates ("Anixter"). These sales were primarily within the Connectivity Solutions segment. No other customer accounted for 10% or more of the Company's total net sales for 2004. AT&T Broadband merged with Comcast Corporation in November 2002, to create a new company named Comcast Corporation ("Comcast"). Sales to Comcast Corporation accounted for approximately 18% and 20% of the Company's total net sales, as if they were combined with AT&T Broadband, during 2003 and 2002, respectively. No other customer accounted for 10% or more of total net sales during 2003 or 2002.

        Accounts receivable from Anixter represented approximately 30% of net accounts receivable as of December 31, 2004. No other customer accounted for more than 10% of the Company's net accounts receivable as of December 31, 2004. Accounts receivable from Comcast comprised approximately 17% of net accounts receivable as of December 31, 2003. Accounts receivable from another customer comprised approximately 10% of the Company's net accounts receivable as of December 31, 2003. No other customer accounted for greater than 10% of the Company's net accounts receivable as of December 31, 2003.

        Sales to related parties were 1% of net sales in 2004 and 2003, and less than 1% in 2002. Trade accounts receivable from related parties were 1% of the Company's total trade accounts receivable balance as of December 31, 2004 and 2003. In the fourth quarter of 2002, Furukawa became a related party to the Company as a result of Furukawa's acquisition of approximately 13% of CommScope's common stock. As of June 14, 2004, when CommScope restructured its relationship with Furukawa (see Note 5), Furukawa was no longer considered a related party. Purchases of optical fiber from OFS Fitel, LLC, a wholly owned subsidiary of Furukawa for the period from January 1, 2004 through June 14, 2004, were less than 1% of CommScope's total operating costs and expenses for the calendar year. For the years ended December 31, 2003 and 2002, similar types of purchases accounted for less than 5% of CommScope's total operating costs and expenses. Purchases from all other related parties were less than 1% of operating costs and expenses in 2004, 2003 and 2002. As of December 31, 2003, less than 10% of the Company's trade accounts payable was related to purchases of optical fiber from OFS Fitel. Trade accounts payable to all other related parties were less than 1% of the Company's total trade accounts payable balance as of December 31, 2004 and 2003.

Geographic Information

        Sales to customers located outside of the United States ("international sales") comprised approximately 32% of total net sales in 2004 and 19% of total net sales in 2003 and 2002. International sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
United States	$779.0	$462.5	$487.0
Europe, Middle East and Africa	184.1	52.2	48.7
Asia/Pacific Rim	98.9	14.5	16.7
Latin America	65.3	29.5	31.0
Canada	25.4	14.6	15.1

Total sales	$1,152.7	$573.3	$598.5

        Long-lived assets, excluding deferred taxes and equity investments, by geographic area were as follows (in millions):

	As of December 31,
	2004	2003	2002
United States	$256.8	$155.4	$201.6
Europe, Middle East and Africa	27.8	9.9	10.8
Asia/Pacific Rim	15.7	—	—
Latin America	11.2	11.0	17.1

Total long-lived assets, excluding deferred taxes and equity investments	$311.5	$176.3	$229.5

21.    SUPPLEMENTAL CASH FLOW INFORMATION

	As of December 31,
	2004	2003	2002
Cash paid during the year for:
Income taxes	$11,657	$518	$762
Interest	6,800	9,429	8,446
Noncash investing and financing activities:
Fair value of CommScope, Inc. common stock received from Furukawa in exchange for CommScope's transfer of its investment in OFS BrightWave to Furukawa	$132,311	$—	$—
Fair value of CommScope, Inc. common stock issued as partial consideration for Connectivity Solutions acquisition	32,853	—	—
Costs related to acquisition of Connectivity Solutions	—	1,458	—

22.    QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER
SHARE DATA)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004:(a)
Net sales	$235,061	$312,949	$309,090	$295,596
Gross profit	37,384	72,177	77,989	67,265
Operating income (loss)(b)	(14,099)	11,047	18,777	(9,819)
Net income (loss)(c)	(16,370)	84,114	15,083	(7,072)
Net income (loss) per share, basic	(0.27)	1.40	0.28	(0.13)
Net income (loss) per share, diluted(d)	(0.27)	1.16	0.23	(0.13)
Fiscal 2003:
Net sales	$129,368	$141,422	$148,723	$153,747
Gross profit	24,117	28,799	30,641	31,083
Operating income (loss)(e)	2,458	(26,195)	8,304	6,479
Net loss	(3,073)	(51,375)	1,122	(17,234)
Net loss per share, basic	(0.05)	(0.87)	0.02	(0.29)
Net loss per share, diluted	(0.05)	(0.87)	0.02	(0.29)

(a)
Results of Connectivity Solutions are included effective February 1, 2004 (see Note 3).

(b)
Operating loss for the fourth quarter of 2004 included a $14,243 pretax charge for restructuring costs.

(c)
Net income for the second quarter of 2004 included a $76,437 net gain on the OFS BrightWave transaction, net of tax.

(d)
Net income per share, diluted, reflects the impact of applying the consensus reached by the EITF on Issue No. 04-8 to the second and third quarters of 2004, the only periods for which it is dilutive (see Note 2).

(e)
Operating income (loss) for the second quarter of 2003 included $31,728 of pretax impairment charges for fixed assets.

CommScope, Inc.
Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)(1)	Deductions (Describe)(2)	Balance at End of Period
Deducted from assets:
Allowance for doubtful accounts
Year ended December 31, 2004	$12,145	$2,597	$1,251	$3,232	$12,761
Year ended December 31, 2003	$11,811	$4,794	$—	$4,460	$12,145
Year ended December 31, 2002	$12,599	$25,217	$—	$26,005	$11,811

(1)
Connectivity Solutions balance as of the January 31, 2004 acquisition date.

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

        There were no changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The management of CommScope is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        CommScope management assessed the effectiveness of CommScope's internal control over financial reporting as of December 31, 2004. In making this assessment, CommScope's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on this assessment, management believes that, as of December 31, 2004, CommScope's internal control over financial reporting is effective based on those criteria.

        CommScope's independent auditors have issued an audit report on management's assessment of CommScope's internal control over financial reporting. This report appears immediately below.

        March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of CommScope, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that CommScope, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 14, 2005

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item is contained in Part I, Item 4 of this Form 10-K and the sections captioned "Management of the Company—Board of Directors of the Company," "Management of the Company—Committees of the Board of Directors—Board Meetings," and "Management of the Company—Section 16(a) Beneficial Ownership Reporting Compliance" included in our 2005 Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item is contained in the section captioned "Management of the Company" in our 2005 Proxy Statement and is incorporated by reference herein. The sections captioned "Management of the Company—Compensation Committee Report on Compensation of Executive Officers" and "Performance Graph" in our 2005 Proxy Statement are not incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item is contained in the sections captioned "Beneficial Ownership of Common Stock," "Management of the Company—Stock Options" and "Management of the Company—Equity Compensation Plan Information" in our 2005 Proxy Statement, which sections are incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item is contained in the section captioned "Management of the Company—Certain Relationships and Related Transactions" in our 2005 Proxy Statement and is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item is contained in the section captioned "Independent Auditors" in our 2005 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents Filed as Part of this Report:

  1.
  Financial Statements.

        The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:

        Report of Independent Registered Public Accounting Firm.

        Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002.

        Consolidated Balance Sheets as of December 31, 2004 and 2003.

        Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002.

        Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2004, 2003 and 2002.

        Notes to Consolidated Financial Statements.

    2.
    Financial Statement Schedules.

        Schedule II—Valuation and Qualifying Accounts. Included under Part II, Item 8.

        Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.
    List of Exhibits. See Index of Exhibits included herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CommScope, Inc.
Date: March 14, 2005	By:	/s/ FRANK M. DRENDEL Frank M. Drendel Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK M. DRENDEL Frank M. Drendel	Chairman of the Board and Chief Executive Officer	March 14, 2005
/s/ JEARLD L. LEONHARDT Jearld L. Leonhardt	Executive Vice President and Chief Financial Officer (Principal financial officer)	March 14, 2005
/s/ WILLIAM R. GOODEN William R. Gooden	Senior Vice President and Controller (Principal accounting officer)	March 14, 2005
/s/ DUNCAN M. FAIRCLOTH Duncan M. Faircloth	Director	March 14, 2005
/s/ BOYD L. GEORGE Boyd L. George	Director	March 14, 2005
/s/ GEORGE N. HUTTON, JR. George N. Hutton, Jr.	Director	March 14, 2005
/s/ JUNE E. TRAVIS June E. Travis	Director	March 14, 2005
/s/ JAMES N. WHITSON James N. Whitson	Director	March 14, 2005

Index of Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of October 9, 2002, by and among Lucent Technologies Inc., CommScope, Inc. and The Furukawa Electric Co., Ltd. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929)).
2.2	Asset Purchase Agreement, dated as of October 26, 2003, by and among CommScope, Inc. and SS Holdings, LLC and Avaya Inc. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).
3.1	Amended and Restated Certificate of Incorporation of CommScope, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
3.2	Amended and Restated By-Laws of CommScope, Inc. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
4.1	Rights Agreement, dated June 12, 1997, between CommScope, Inc. and ChaseMellon Shareholder Services, L.L.C. (Incorporated herein by reference from the Registration Statement on Form 8-A filed June 30, 1997 (File No. 1-12929)).
4.1.1	Amendment No. 1 to Rights Agreement, dated as of June 14, 1999, between CommScope, Inc. and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed June 14, 1999 (File No. 1-12929)).
4.1.2	Amendment No. 2 to Rights Agreement, dated as of November 15, 2001 between CommScope, Inc. and Mellon Investor Services LLC. (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed November 19, 2001 (File no. 1-12929)).
4.2	Registration Rights Agreement dated as of January 31, 2004 by and between CommScope, Inc. and Avaya Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).
4.3	Letter Agreement dated October 26, 2003 by and between Avaya Inc. and CommScope, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).
4.4	Purchase Agreement, dated March 18, 2004, among CommScope, Inc. and the Initial Purchasers named therein. (Incorporated herein by reference from the Company's Registration Statement on Form S-3 dated June 21, 2004 (File No. 333-116692)).
4.5	Registration Rights Agreement, dated as of March 24, 2004, among CommScope, Inc. and the Initial Purchasers named therein. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-12929)).
4.6	Indenture, dated as of March 24, 2004, between CommScope, Inc. and Wachovia Bank, National Association, as Trustee. (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-12929)).
4.7	Letter Agreement, dated June 14, 2004, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated June 15, 2004 (File No. 1-12929)).
10.1	Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on From 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

10.2	Amended and Restated Credit and Security Agreement dated as of January 31, 2004, by and among CommScope, Inc. of North Carolina, CommScope Solutions, Inc., Connectivity Solutions Manufacturing, Inc., the lenders listed therein, and Wachovia Bank, National Association, as Agent (Incorporated by reference herein from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).
10.3	Cross Currency Rate and Forward Foreign Exchange Transaction Confirmation, dated as of December 3, 2002, between CommScope, Inc. of North Carolina and Wachovia Bank, National Association. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929)).
10.4+	Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (as amended and restated effective May 7, 2004). (Incorporated herein by reference from Appendix B to the Company's definitive Proxy Statement filed with the Commission on March 24, 2004 (File No. 1-12929)).
10.4.1+	Form of Nonqualified Stock Option Agreement under Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan. (Incorporated herein by reference from the Company's Quarterly Report on From 10-Q for the period ended September 30, 2004 (File No. 1-12929)).
10.5+	Form of Severance Protection Agreement between the Company and certain executive officers.
10.5.1+	Form of Amendment to Severance Protection Agreement between the Company and certain executive officers. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12929)).
10.6+	Employment Agreement between Frank Drendel, General Instrument Corporation and CommScope, Inc. of North Carolina, the Letter Agreement related thereto dated May 20, 1993 and Amendment to Employment Agreement dated July 25, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929)).
10.7+	CommScope, Inc. Annual Incentive Plan, as amended effective March 25, 2004. (Incorporated herein by reference from Appendix C to the Company's definitive Proxy Statement filed with the Commission on March 24, 2004 (File No. 1-12929)).
10.8+	CommScope, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective December 15, 2004.
10.9+	Form of Indemnification Agreement by and among CommScope, Inc., CommScope, Inc. of North Carolina, and their directors and officers. (Incorporated by reference herein from the Company's Current Report on Form 8-K dated March 10, 2005 (File No. 1-12929)).
10.10	Assignment, dated June 11, 2004, by and between CommScope, Inc. and CommScope Optical Technologies, Inc. (Incorporated by reference herein from the Company's Current Report on Form 8-K dated June 15, 2004 (File No. 1-12929)).
10.11	Amended and Restated Memorandum of Understanding, dated as of November 15, 2001, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated November 26, 2001 (File No. 1-12929)).
10.11.1	Amendment No. 1, dated as of October 9, 2002, to the Amended and Restated Memorandum of Understanding, dated as of November 15, 2001, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929)).
10.11.2	Amendment No. 2, dated as of June 14, 2004, to the Amended and Restated Memorandum of Understanding dated as of November 15, 2001, as amended by Amendment No. 1 dated as of October 9, 2002, by and between The Furukawa Electric Co., Ltd. and CommScope Optical Technologies, Inc. (Incorporated by reference herein from the Company's Current Report on Form 8-K dated June 15, 2004 (File No. 1-12929)).

10.12	Revolving Credit Agreement, dated as of November 16, 2001, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12929)).
10.12.1	First Amendment to Revolving Credit Agreement, dated as of October 9, 2002, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC. (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929)).
10.12.2	Second Amendment, dated as of June 14, 2004, to the Revolving Credit Agreement dated as of November 16, 2001, as amended by the First Amendment dated as of October 9, 2002, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC. (Incorporated by reference herein from the Company's Current Report on Form 8-K dated June 15, 2004 (File No. 1-12929)).
10.13	Optical Fiber Supply Agreement, dated as of June 14, 2004, between CommScope, Inc. of North Carolina and OFS Fitel, LLC. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. (Incorporated by reference herein from the Company's Amended Current Report on Form 8-K/A dated September 9, 2004 (File No. 1-12929)).
10.14	Letter Agreement dated October 26, 2003 by and between CommScope, Inc., SS Holdings, LLC and Avaya Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).
21.	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).
99.1	Forward-Looking Information.
99.2	OFS BrightWave, LLC Consolidated Financial Statements (December 31, 2003 and 2002 and for the two years ended December 31, 2003 and the period from inception (November 17, 2001) to December 31, 2001).

+
Management Compensation.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Five-Year Summary of Selected Financial Data (In thousands, except per share amounts)
Long-term Debt and Foreign Currency Derivative Principal and Interest Payments by Year ($ in millions)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CommScope, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)
CommScope, Inc. Consolidated Balance Sheets (In thousands, except share amounts)
CommScope, Inc. Consolidated Statements of Cash Flows (In thousands)
CommScope, Inc. Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (In thousands, except share amounts)
CommScope, Inc. Notes to Consolidated Financial Statements (In Thousands, Unless Otherwise Noted)
CommScope, Inc. Schedule II—Valuation and Qualifying Accounts (In thousands)
PART III
PART IV
SIGNATURES
Index of Exhibits