Form 10-Q
period 2005-03-31
COMMSCOPE INC
filed 2005-05-09
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒     No ☐

As of April 29, 2005 there were 54,533,155 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
March 31, 2005
Table of Contents

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited — In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004

Net sales	$309,054	$235,061

Operating costs and expenses:
Cost of sales	236,892	197,677
Selling, general and administrative	53,882	35,984
Research and development	7,770	4,866
In-process research and development charges	—	3,894
Acquisition-related transition and startup costs	—	6,739
Restructuring costs	2,029	—
Total operating costs and expenses	300,573	249,160

Operating income (loss)	8,481	(14,099)
Other income (expense), net	(57)	(1,126)
Loss on early extinguishment of debt	—	(5,029)
Interest expense	(2,078)	(2,759)
Interest income	999	479

Income (loss) before income taxes and equity in losses of OFS BrightWave, LLC	7,345	(22,534)
Income tax benefit (expense) before equity in losses of OFS BrightWave, LLC	(1,811)	6,979

Income (loss) before equity in losses of OFS BrightWave, LLC	5,534	(15,555)

Equity in losses of OFS BrightWave, LLC, net of tax of $503	—	(815)

Net income (loss)	$5,534	$(16,370)

Net income (loss) per share:
Basic	$0.10	$(0.27)
Assuming dilution	$0.09	$(0.27)

Weighted average shares outstanding:
Basic	54,512	60,653
Assuming dilution	66,784	60,653

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited — In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$89,519	$99,631
Short-term investments	65,495	77,620
Total cash, cash equivalents and short-term investments	155,014	177,251

Accounts receivable, less allowance for doubtful accounts of $13,512 and $12,761, respectively	162,366	122,612
Inventories	110,059	108,342
Prepaid expenses and other current assets	24,470	13,244
Deferred income taxes	28,295	26,644
Total current assets	480,204	448,093

Property, plant and equipment, net	293,768	311,453
Goodwill	151,373	151,384
Other intangibles, net	79,111	82,315
Deferred income taxes	14,414	17,341
Other assets	20,931	19,993

Total Assets	$1,039,801	$1,030,579

Liabilities and Stockholders’ Equity

Accounts payable	$65,856	$52,898
Other accrued liabilities	85,005	90,775
Current portion of long-term debt	13,000	13,000
Total current liabilities	163,861	156,673

Long-term debt	294,050	297,300
Pension and postretirement benefit liabilities	93,501	90,620
Other noncurrent liabilities	33,758	36,523
Total Liabilities	585,170	581,116

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 64,727,221 at March 31, 2005 and 64,687,745 at December 31, 2004; Issued and outstanding shares: 54,527,221 at March 31, 2005 and 54,487,745 at December 31, 2004	647	647
Additional paid-in capital	433,246	432,839
Retained earnings	172,244	166,710
Accumulated other comprehensive loss	(5,971)	(5,198)
Treasury stock, at cost: 10,200,000 shares at March 31, 2005 and December 31, 2004	(145,535)	(145,535)
Total Stockholders’ Equity	454,631	449,463

Total Liabilities and Stockholders’ Equity	$1,039,801	$1,030,579

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited — In thousands)

	Three Months Ended
	March 31,
	2005	2004

Operating Activities:
Net income (loss)	$5,534	$(16,370)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,743	14,493
In-process research and development charges	—	3,894
Equity in losses of OFS BrightWave, LLC, pretax	—	1,318
Restructuring costs related to fixed asset impairment	1,678	—
Deferred income taxes	1,370	(2,627)
Tax benefit from stock option exercises	87	789
Changes in assets and liabilities:
Accounts receivable	(39,916)	(28,815)
Inventories	(1,930)	31,209
Prepaid expenses and other current assets	(693)	(6,384)
Accounts payable and other accrued liabilities	7,418	21,319
Other noncurrent liabilities	797	2,915
Other	1,236	(122)
Net cash provided by (used in) operating activities	(8,676)	21,619

Investing Activities:
Additions to property, plant and equipment	(8,226)	(1,761)
Acquisition of Connectivity Solutions	653	(253,003)
Net proceeds from short-term investments	9,158	84,940
Proceeds from disposal of fixed assets	426	72
Net cash provided by (used in) investing activities	2,011	(169,752)

Financing Activities:
Proceeds from issuance of long-term debt	—	100,000
Principal payments on long-term debt	(3,250)	(28,750)
Proceeds from issuance of convertible notes	—	250,000
Repayment of convertible notes	—	(102,925)
Long-term financing costs	—	(10,013)
Proceeds from exercise of stock options	320	5,110
Net cash provided by (used in) financing activities	(2,930)	213,422

Effect of exchange rate changes on cash	(517)	(252)

Change in cash and cash equivalents	(10,112)	65,037
Cash and cash equivalents, beginning of period	99,631	110,358
Cash and cash equivalents, end of period	$89,519	$175,395

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

(Unaudited — In thousands, except share amounts)

	Three Months Ended
	March 31,
	2005	2004

Number of common shares outstanding:
Balance at beginning of period	54,487,745	59,318,276
Issuance of shares to Avaya Inc.	—	1,761,538
Issuance of shares for stock option exercises	39,476	434,140
Balance at end of period	54,527,221	61,513,954

Common stock:
Balance at beginning of period	$647	$619
Issuance of shares to Avaya Inc.	—	18
Issuance of shares for stock option exercises	—	4
Balance at end of period	$647	$641

Additional paid-in capital:
Balance at beginning of period	$432,839	$384,889
Issuance of shares to Avaya Inc.	—	32,335
Issuance of shares for stock option exercises	320	5,106
Tax benefit from stock option exercises	87	789
Balance at end of period	$433,246	$423,119

Retained earnings:
Balance at beginning of period	$166,710	$90,955
Net income (loss)	5,534	(16,370)
Balance at end of period	$172,244	$74,585

Accumulated other comprehensive loss:
Balance at beginning of period	$(5,198)	$(7,533)
Other comprehensive loss, net of tax	(773)	(1,080)
Balance at end of period	$(5,971)	$(8,613)

Treasury stock, at cost:
Balance at beginning of period	$(145,535)	$(13,224)
Treasury shares repurchased	—	—
Balance at end of period	$(145,535)	$(13,224)

Total stockholders’ equity	$454,631	$476,508

	Three Months Ended March 31,
	2005	2004

Comprehensive income (loss):
Net income (loss)	$5,534	$(16,370)
Other comprehensive income (loss):
Foreign currency translation loss - foreign subsidiaries	(752)	(36)
Foreign currency transaction loss on long-term intercompany loans - foreign subsidiaries	(379)	(1,162)
Gain on derivative financial instrument designated as a net investment hedge	358	118
Total other comprehensive income (loss), net of tax	(773)	(1,080)

Total comprehensive income (loss)	$4,761	$(17,450)

See notes to condensed consolidated financial statements.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited - In Thousands, Unless Otherwise Noted)

1.             BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc. and its wholly owned subsidiaries (“CommScope” or the “Company”) is a world leader in the design and manufacture of cable and connectivity solutions for communications networks.  The Company focuses on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer.  Through the acquisition of substantially all of the assets and the assumption of certain liabilities of the Connectivity Solutions business (“Connectivity Solutions”) of Avaya Inc. (“Avaya”) as of January 31, 2004 (see Note 2), the Company became a global leader in structured cabling for business enterprise applications.  The Company is also a global leader in broadband coaxial cables for the cable television industry.  The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications.  In addition, the Company is a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2005 and 2004 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2004 include the results of Connectivity Solutions from January 31, 2004, the date of the Connectivity Solutions acquisition (see Note 2).  In addition, the condensed consolidated results of operations for the three months ended March 31, 2004 include the results of operations of OFS BrightWave, LLC (“OFS BrightWave”).  On June 14, 2004, CommScope disposed of its equity interest in OFS BrightWave (see Note 6).

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 in the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).  There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2005.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2004 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 audited consolidated financial statements and notes thereto included in the 2004 Form 10-K.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (“Anixter”) accounted for approximately 32% and 29% of the Company’s total net sales during the three months ended March 31, 2005 and 2004, respectively.  Sales to Anixter primarily originate within the Enterprise segment.  No other customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2005 and 2004.

Accounts receivable from Anixter represented approximately 34% of net accounts receivable as of March 31, 2005.  No other customer accounted for 10% or more of the Company’s net accounts receivable as of March 31, 2005.

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

Activity in the product warranty accrual, included in other accrued liabilities, for the three months ended March 31, 2005 consisted of the following:

Product warranty accrual, beginning of period	$1,531
Provision for warranty claims	14
Less: warranty claims paid	(112)
Product warranty accrual, end of period	$1,433

Commitments and Contingencies

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable period.  Diluted net income (loss) per share is based on net income (loss) adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and convertible securities.

Below is a reconciliation of net income (loss) and weighted average common shares and potential common shares outstanding for calculating diluted net income (loss) per share:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income (loss) for basic net income (loss) per share	$5,534	$(16,370)
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	—
Income available to common shareholders for diluted net income (loss) per share	$6,163	$(16,370)

Denominator:
Weighted average number of common shares outstanding for basic net income (loss) per share	54,512	60,653
Effect of dilutive securities:
Employee stock options (a)	778	—
1% convertible senior subordinated debentures due 2024	11,494	—
Weighted average number of common and potential common shares outstanding for diluted net income (loss) per share	66,784	60,653

(a)   Options to purchase approximately 5.6 million and 7.4 million common shares were excluded from the computation of net income (loss) per share, assuming dilution, for the three months ended March 31, 2005 and 2004, respectively, because they would have been antidilutive.

Stock Options

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2005	2004

Net income (loss), as reported	$5,534	$(16,370)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,998	1,638

Pro forma net income (loss) for basic net income per share	$3,536	$(18,008)

Add: Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	—

Pro forma net income (loss) for diluted net income per share	$4,165	$(18,008)

Net income (loss) per share:
Basic—as reported	$0.10	$(0.27)
Basic—pro forma	$0.06	$(0.30)

Diluted—as reported	$0.09	$(0.27)
Diluted—pro forma	$0.06	$(0.30)

Impact of Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), “Share-Based Payment,” which establishes standards related to the accounting for transactions in which an entity exchanges its equity instrument for goods or services. This revised standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS No. 123 (revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC amended the effective date to allow companies to implement this standard at the beginning of their next fiscal year beginning after June 15, 2005. CommScope believes that this statement will have a material impact on its consolidated statement of operations. The pro forma effects on net income (loss) and net income (loss) per share related to the application of this standard had CommScope applied fair value recognition provisions for the three months ended March 31, 2005 and 2004 are reported within this Note in the section titled “Stock Options.”

2.             ACQUISITION OF CONNECTIVITY SOLUTIONS

Effective January 31, 2004, CommScope completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions.  The total purchase price consisted of approximately $250 million in cash and approximately 1.8 million shares of CommScope common stock, valued at $32.4 million.  CommScope assumed certain current liabilities and approximately $65 million of other specified liabilities, primarily related to employee benefits.

CommScope’s consolidated results of operations for the three months ended March 31, 2004 include the results of operations of the Connectivity Solutions business for the two-month period from February 1, 2004 through March 31, 2004.  The following table presents pro forma consolidated results of operations for CommScope for the three months ended March 31, 2004, as though the acquisition of Connectivity Solutions had been completed as of January 1, 2004.  This pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of January 1, 2004 and is based on the historical results of the Connectivity Solutions business as a division of Avaya for the month of January 2004. Therefore, the pro forma information may not be indicative of the actual results of the Connectivity Solutions business when operated as part of CommScope.  Moreover, the pro forma information does not reflect all of the changes that may result from the acquisition, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; challenges of achieving anticipated synergies; ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; and customer demand for Connectivity Solutions products.  The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required.  Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

Three Months Ended March 31, 2004

Pro forma revenue	$260,771
Pro forma net loss	(23,053)
Pro forma net loss per share	(0.38)

These pro forma results reflect the elimination of intercompany sales and immaterial adjustments for interest expense, depreciation, amortization and related income taxes.  These pro forma results also include an estimate of $4.0 million, pretax, for corporate overhead costs that would have been allocated by Avaya to the Connectivity Solutions business during January 2004.  During the two-month period from February 1, 2004 through March 31, 2004, CommScope incurred corporate overhead costs of approximately $1.3 million on behalf of Connectivity Solutions.

The pro forma net loss and net loss per share for the three months ended March 31, 2004 include certain material nonrecurring charges incurred during the period, as listed below on a pretax basis:

Impact of inventory purchase accounting adjustments	$13,317
Acquisition-related in-process research and development charges	3,894
Acquisition-related transition and startup costs	6,739
Loss on early extinguishment of debt	5,029

3.             INVENTORIES

	March 31,	December 31,
	2005	2004

Raw materials	$41,070	$40,250
Work in process	23,040	22,156
Finished goods	45,949	45,936
	$110,059	$108,342

4.             LONG-TERM DEBT

	March 31,	December 31,
	2005	2004

Senior secured term loan	$46,250	$49,500
1% convertible senior subordinated debentures	250,000	250,000
IDA notes	10,800	10,800
	307,050	310,300
Less: current portion	(13,000)	(13,000)
	$294,050	$297,300

The Company entered into a new 5-year, $185 million senior secured credit facility on January 31, 2004 in connection with its acquisition of Connectivity Solutions.  See Note 12 in the Notes to the Consolidated Financial Statements in the 2004 Form 10-K for information on the terms and conditions of the senior secured credit facility.  As of March 31, 2005, the Company had availability of approximately $67 million and no outstanding borrowings under the senior secured revolving credit facility.  Management believes the Company was in compliance with all of its covenants under this facility as of March 31, 2005.

In March 2004, the Company issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024.  The proceeds from these debentures were used primarily to extinguish the Company’s outstanding 4% convertible subordinated notes due December 15, 2006, to repay outstanding borrowings under the Company’s revolving credit facility, and for general corporate purposes.  The Company repurchased $102.9 million of its 4% convertible subordinated notes during March 2004 and redeemed the remaining $69.6 million of these notes in April 2004.  The repurchase and pending redemption of these 4% convertible subordinated notes resulted in a $5.0 million pretax loss on the early extinguishment of debt during the three months ended March 31, 2004.  The Company also repaid $25 million of borrowings under its senior secured revolving credit facility in March 2004.  See Note 12 in the Notes to the Consolidated Financial Statements in the 2004 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures.

5.             RESTRUCTURING CHARGE AND EMPLOYEE TERMINATION BENEFITS

In October 2004, the Board of Directors of Connectivity Solutions Manufacturing, Inc. (“CSMI”), a wholly owned subsidiary of the Company, adopted organizational and cost reduction initiatives at its Omaha, Nebraska facility in order to improve its competitive position.

The activity within the liability for these restructuring initiatives during the three months ended December 31, 2004 and March 31, 2005 was as follows:

	Employee- Related Costs	Process Improvement Costs	Impairment Charges	Total
Charge recorded in the fourth quarter of 2004:	$5,859	$1,574	$6,810	$14,243
Cash paid	(1,205)	(1,574)	—	(2,779)
Non-cash	(522)	—	(6,810)	(7,332)
Balance as of December 31, 2004	$4,132	$—	$—	$4,132
Activity during first quarter 2005:
Additional charge recorded	$—	$1,604	$1,678	$3,282
Cash paid	(665)	(1,604)	—	(2,269)
Non-cash	—	—	(1,678)	(1,678)
Reversal of reserves	(1,253)	—	—	(1,253)
Balance as of March 31, 2005	$2,214	$—	$—	$2,214

Included in the asset impairment charge recorded in the first quarter of 2005 is approximately $1.1 million related to equipment that is no longer used in production and approximately $575 related to a warehouse building that is no longer in use.  The warehouse and some of the equipment have been classified as held for sale ($10.2 million and $1.0 million, respectively), are carried at estimated fair value less costs to sell and reported in other current assets within the condensed consolidated balance sheet as of March 31, 2005.

A portion of the reserves established in the fourth quarter of 2004 for employee-related costs were released during the first quarter of 2005.  There were fewer reductions in personnel under the initiatives than had been initially projected by the Company, primarily due to higher than anticipated levels of business volume during the first quarter of 2005.

Approximately 60% of the restructuring costs recognized in both the fourth quarter of 2004 and the first quarter of 2005 were allocable to the Enterprise segment with the balance being allocable to the Carrier segment.  The Company expects to recognize additional pretax restructuring costs during the second quarter of 2005 related to completing these initiatives of up to $3 million. The amount and timing of such costs will depend on issues encountered and market conditions during implementation of the initiatives.

During the first quarter of 2004, CommScope reduced the Connectivity Solutions workforce by approximately 45 employees. The reductions were primarily related to the Company’s efforts to improve operational efficiency and reduce cost. The affected employees were employed in management and support functions at the Omaha, Nebraska facility. This workforce reduction resulted in pretax charges of approximately $1.6 million during the first quarter of 2004 (which was partially offset by an adjustment of approximately $0.3 million in the fourth quarter of 2004) that are recorded in acquisition-related transition and startup costs.  As of December 31, 2004, there was no remaining liability related to this workforce reduction.

6.             EQUITY IN LOSSES OF OFS BRIGHTWAVE, LLC

In November 2001, CommScope acquired an 18.4% ownership interest in OFS BrightWave, an optical fiber and fiber cable venture between CommScope and The Furukawa Electric Co., Ltd. (“Furukawa”).  On June 14, 2004, CommScope exercised its contractual right to sell and sold its ownership interest in OFS BrightWave to Furukawa in exchange for the approximately 7.7 million shares of CommScope common stock owned by Furukawa, which were valued at $132.3 million as of the transaction date.  As a result of this transaction, CommScope no longer owns any equity interest in OFS BrightWave.

CommScope’s portion of the losses of OFS BrightWave for the three months ended March 31, 2004 have been included in the condensed consolidated financial statements of CommScope.   These results are net of elimination of intercompany profit in the amount of $15, net of tax, related to interest payments received from OFS BrightWave under a $30 million revolving note.  During 2004, the carrying value of the note was reduced to $0, as it was determined that the note was other-than-temporarily impaired.  The impairment did not affect CommScope’s right to receive full payment from OFS BrightWave under the $30 million note.  OFS BrightWave has elected to be taxed as a partnership; therefore, the Company’s income tax benefit from flow-through losses has been recorded based on the Company’s tax rates.

The following table provides summary financial information for OFS BrightWave for the three months ended March 31, 2004:

Net revenues	$20,522
Gross profit	(5,841)
Net loss	(11,956)

7.             DERIVATIVES AND HEDGING ACTIVITIES

As of March 31, 2005 and 2004, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros, which was designated and documented at inception as a net investment hedge of a portion of the Company’s net investment in its Belgian subsidiary.  The hedging instrument was effective as of March 31, 2005 and 2004, and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.

The fair value of the derivative instrument, reflected in other noncurrent liabilities, was approximately $7.9 million and $8.4 million as of March 31, 2005 and December 31, 2004, respectively.

There were no material reclassifications from other comprehensive income (loss) to earnings during the three months ended March 31, 2005 and 2004.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss consisted of the following:

	Three Months Ended
	March 31,
	2005	2004
Accumulated net (loss) on derivative instruments, beginning of period	$(5,716)	$(3,981)
Net gain on derivative financial instrument designated as a net investment hedge	358	118
Accumulated net (loss) on derivative instruments, end of period	$(5,358)	$(3,863)

During the three months ended March 31, 2005 and 2004, the income tax expense related to the gain on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income (loss) was $210 and $70, respectively.

8.             SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2005	2004
Cash paid during the period for:
Income taxes	$4,726	$63
Interest	2,223	1,651

Noncash investing and financing activities:
Fair value of CommScope, Inc. common stock issued as partial consideration for Connectivity Solutions acquisition	$—	$32,853
Fair value less costs to sell of held for sale assets transferred from property, plant and equipment to prepaid and other current assets	11,190	—

9.             SEGMENTS

During 2004, as a result of the acquisition of Connectivity Solutions, the Company’s management evaluated the results of operations in two reportable business segments: the Cable segment, which was the same as CommScope’s cable business prior to the acquisition of Connectivity Solutions, and the Connectivity Solutions segment, which was the Connectivity Solutions business that was acquired as of January 31, 2004.

During the three months ended March 31, 2005, as a result of the continued integration of the Connectivity Solutions business into the Company’s global operations and financial reporting systems, management changed the reportable segments used to evaluate the Company’s results of operations.  The new reportable segments that have been identified are defined by major product category as follows: Enterprise, Broadband and Carrier.  Results for the three months ended March 31, 2004, which include the results of the Connectivity Solutions business for the period from February 1, 2004 through March 31, 2004, have been restated to conform to the new reportable segments.

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications.  The segment also includes coaxial cable for various video and data applications.

The Broadband segment primarily consists of coaxial cable, fiber optic cable and conduit for cable television system operators.  These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, structured cabling solutions for telephone central offices and cables and components used by wireless providers to connect antennae to transmitters.  These products are primarily used by telecommunications service providers or “carriers.”

The following tables provide summary financial information for these new reportable segments as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 (in millions):

	As of March 31, 2005	As of December 31, 2004
Identifiable Segment Related Assets
Enterprise	$370.5	$337.4
Broadband	355.5	353.1
Carrier	95.2	98.9
Total Identifiable Segment Related Assets	821.2	789.4

Reconciliation to Total Assets
Cash, cash equivalents and short-term investments	155.0	177.3
Deferred income taxes	42.7	43.9
Other assets, long-term	20.9	20.0
Total Assets	$1,039.8	$1,030.6

	Three Months Ended March 31,
	2005	2004
Net Sales:
Enterprise	$157.7	$112.4
Broadband	108.1	91.1
Carrier	44.1	32.1
Inter-segment eliminations	(.8)	(.5)
Consolidated Net Sales	$309.1	$235.1

Operating Income (loss):
Enterprise	$8.9	$(10.9)
Broadband	6.5	5.7
Carrier	(6.9)	(8.9)
Consolidated Operating Income (Loss)	$8.5	$(14.1)

10.    EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2005	2004	2005	2004

Service cost	$991	$567	$1,053	$1,058
Interest cost	1,570	894	1,152	1,044
Recognized actuarial loss	—	—	89	203
Amortization of transition obligation	11	10	—	—
Return on plan assets	(1,584)	(896)	(131)	(101)

Net periodic benefit cost	$988	$575	$2,163	$2,204

The Company contributed approximately $0.2 million to its pension plans during the three months ended March 31, 2005 and anticipates making additional contributions of approximately $7.8 million to these plans during 2005.  The Company contributed approximately $0.3 million to the postretirement benefit plans during the three months ended March 31, 2005 and anticipates making additional contributions of approximately $1.0 million to these plans during 2005.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2005 and 2004 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies included in our 2004 Annual Report on Form 10-K.

Overview

CommScope, Inc., through our wholly-owned subsidiaries, is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. We focus on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer. Through our acquisition of the Connectivity Solutions business of Avaya, Inc. (“Avaya”) on January 31, 2004, we became a global leader in structured cabling for business enterprise applications. We are also a global leader in broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

During 2004, as a result of the acquisition of Connectivity Solutions, management evaluated the results of operations in two reportable business segments: the Cable segment, which was the same as our cable business prior to the acquisition of Connectivity Solutions, and the Connectivity Solutions segment, which was the Connectivity Solutions business that was acquired as of January 31, 2004.

During the three months ended March 31, 2005, as a result of the continued integration of the Connectivity Solutions business into our global operations and financial reporting systems, management changed the reportable segments used to evaluate our results of operations.  The new reportable segments that have been identified are defined by major product category as follows:  Enterprise, Broadband and Carrier.  Information for prior periods has been restated based on the new segments.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2004 Annual Report on Form 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 WITH THE THREE MONTHS ENDED MARCH 31, 2004

	Three Months Ended March 31,
	2005		2004
	$ (millions)	% of Net Sales	$ (millions)	% of Net Sales	Dollar Change	% Change

Net sales	$309.1	100.0%	$235.1	100.0%	$74.0	31.5%
Gross profit	72.2	23.4	37.4	15.9	34.8	93.0
SG&A expense	53.9	17.4	36.0	15.3	17.9	49.7
R&D expense	7.8	2.5	4.9	2.1	2.9	59.2
In-process research and development charges	—	—	3.9	1.7	(3.9)	(100.0)
Acquisition-related transition and startup costs	—	—	6.7	2.8	(6.7)	(100.0)
Restructuring costs	2.0	0.6	—	—	2.0	—
Net income (loss)	5.5	1.8	(16.4)	(7.0)	21.9	133.5
Net income (loss) per diluted share	0.09		(0.27)		0.36	133.3

Effective January 31, 2004, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions from Avaya and the Connectivity Solutions operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the consolidated results for the three months ended March 31, 2004 include the operating results of Connectivity Solutions for the two-month period from February 1, 2004 through March 31, 2004. However, the consolidated results reflected above for the three months ended March 31, 2004 do not include any actual or pro forma results for January 2004 for the Connectivity Solutions business. This information should be considered when comparing to financial results of 2005. See Note 2 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Net sales

Below is a summary that reflects our actual net sales for the three months ended March 31, 2005 and 2004.  The net sales for the three months ended March 31, 2004 incorporate the Connectivity Solutions net sales for the two-month period from February 1, 2004 through March 31, 2004.  This summary also reflects pro forma net sales for the three months ended March 31, 2004, as if Connectivity Solutions had been acquired on January 1, 2004.  The pro forma net sales of Connectivity Solutions for the one-month period ended January 31, 2004, which is included in the pro forma net sales for the three months ended March 31, 2004, is based on the historical results of the Connectivity Solutions business as operated by Avaya and therefore may not be indicative of the actual results of the Connectivity Solutions business as operated by us.  Actual inter-segment sales eliminations for the two-month period ended March 31, 2004 and pro forma inter-segment sales eliminations for January 2004 are included below.

	Actual				Pro forma
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,		2005 Compared to
	2005		2004		2004		2004 Pro forma
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
Net sales by segment:
Enterprise	$157.7	51.0%	$112.4	47.8%	$126.8	48.6%	$30.9	24.4%
Broadband	108.1	35.0	91.1	38.7	91.1	34.9	17.0	18.7
Carrier	44.1	14.3	32.1	13.7	43.4	16.6	0.7	1.6
Inter-segment eliminations	(0.8)	(0.3)	(0.5)	(0.2)	(0.5)	(0.1)	(0.3)	60.0
Consolidated net sales	$309.1	100.0%	$235.1	100.0%	$260.8	100.0%	$48.3	18.5%

Total domestic sales	$205.8	66.6%	$161.4	68.7%	$175.7	67.4%	$30.1	17.1%
Total international sales	103.3	33.4	73.7	31.3	85.1	32.6	18.2	21.4
Total worldwide sales	$309.1	100.0%	$235.1	100.0%	$260.8	100.0%	$48.3	18.5%

The following discussion of net sales focuses on the changes in net sales for the three months ended March 31, 2005 as compared to the pro forma net sales for the three months ended March 31, 2004, since the actual net sales for the three months ended March 31, 2004 would not be comparable.  However, these pro forma results may not be indicative of the actual results of the product groups of the Connectivity Solutions business as operated by us.

Overall, we experienced growth in domestic and international sales in both the Enterprise and Broadband segments. Carrier segment sales were relatively constant.  The improvement in net sales can be attributed to the positive impact of price increases implemented for certain products during 2004 in response to significant increases in the costs of raw materials, the negative impact on 2004 net sales of actions taken by us during the first half of 2004 to reduce inventory levels of distributors of SYSTIMAX products to a more appropriate level and improved economic conditions for the telecommunications industry.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications.  The segment also includes coaxial cable for various video and data applications.

The increase in Enterprise segment net sales was primarily driven by the effect of price increases announced during 2004, improved project business and the introduction of new products. The Enterprise segment realized increases in net sales both domestically and internationally.  We implemented price increases for certain Enterprise products during 2004 as a result of significant increases in the cost of certain raw materials.  The increase in net sales is also largely attributable to actions taken during the first half of 2004 to reduce external inventory of SYSTIMAX product held by distributors to a more appropriate level, which actions negatively impacted SYSTIMAX sales volume during such period.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending, among other things.

Broadband Segment

The Broadband segment primarily consists of coaxial cable, fiber optic cable and conduit for cable television system operators.  These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The increase in net sales of Broadband products primarily resulted from strong domestic and international sales for most of our product lines.  The increase in net sales can be primarily attributed to price increases announced during 2004 for certain products to mitigate the significant increase in raw material costs. The domestic sales increase can be also attributed to continued maintenance needs of our large cable television system operator customers.  Net sales increased internationally in most regions and such increase can be attributed to new projects and maintenance projects initiated by international customers.  While the sale of fiber optic products increased during the first quarter of 2005, we expect ongoing price pressure during 2005.

Carrier Segment

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, structured cabling solutions for telephone central offices and cables and components used by wireless providers to connect antennae to transmitters.  These products are primarily used by telecommunications service providers or “carriers.”

The Carrier segment net sales were relatively constant overall on a year over year basis.  The wireless product group within this segment reported strong sales growth both domestically and internationally.   We have developed relationships with new customers, who are generally purchasing a higher volume of products.  We have made substantial progress communicating the Cell Reach® value proposition to new and existing customers, both domestically and internationally, which was the primary contributor to the increase in sales of wireless products.  In addition, the improvement in general economic conditions has led to increased spending by the major wireless carriers.

The increase in net sales of wireless products was substantially offset by a decrease in net sales of the Integrated Cabinet Solutions (“ICS”) product group. The ICS business is somewhat project-driven in nature.  Although ICS net sales decreased year-over-year on a pro forma basis due to lower volume, ICS net sales increased significantly during the first quarter of 2005 as compared to the fourth quarter of 2004.  The sequential change reflects an increase in shipments of integrated cabinets related to Digital Subscriber Line (“DSL”) deployments by telephone companies.  In addition, the ExchangeMAX product group also experienced a year over year decrease in net sales that is primarily related to the continued impact of competitive pricing pressures and weak demand for central office telecommunications equipment.

While we expect sales of Carrier products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our opportunities for the ICS and wireless product groups.

We anticipate growth in sales primarily due to fiber to the node construction activity and DSL deployments and fiber to the node construction activity, which provide opportunities for our ICS product group. We also expect continuing expansion in cellular telephone base stations, which affects growth for our wireless product group.

Gross profit (net sales less cost of sales)

The year-over-year increase in gross profit of $34.8 million was primarily due to the acquisition of the Connectivity Solutions business as of January 31, 2004.  The increase in gross profit margin to 23.4% from 15.9% was primarily due to the impact of $13.3 million of increased cost of sales incurred during the first quarter of 2004 related to inventory purchase accounting adjustments on the Connectivity Solutions business.  These purchase accounting adjustments resulted from the write-up above replacement manufacturing cost of a portion of Connectivity Solutions’ finished goods and work in process inventory to reflect its acquired fair value as of the acquisition date under purchase accounting guidance.  The write-up to fair value resulted in an increase in cost of sales and lower margins following the Connectivity Solutions acquisition as the inventory was sold.   Also contributing to the increased gross profit margin during the first quarter of 2005 were the positive effects of changes in sales mix among our various product lines and the impact of the implementation of price increases on certain product lines.

During the first quarter of 2005, management decided to terminate a joint venture that operates a manufacturing facility in Tianjin, China primarily for telephone central office products. We own a 60% interest in the joint venture.  The planned termination will occur during 2005.   In conjunction with the decision to terminate the joint venture, we recognized an impairment loss during the first quarter of 2005 related to the investment in the joint venture as it was determined that the investment was other than temporarily impaired.  The impairment loss recognized in cost of sales was not material to our consolidated financial statements.

We expect additional increases in the costs of certain raw materials, such as plastics and other polymers, which are derived from oil and natural gas, and copper to result in increased cost of sales.  The inability to achieve higher sales volume and continued cost efficiencies to offset the increasing costs of raw materials could result in lower gross profit and gross profit margin.

Selling, general and administrative expense

The year-over-year increase in selling, general and administrative expense (“SG&A”) of $17.9 million was primarily due to the acquisition of Connectivity Solutions as of January 31, 2004.  SG&A expense, as a percentage of net sales, increased to 17.4% from 15.3%.  The increase in SG&A expense, as a percentage of sales, can be primarily attributed to increases in selling costs related to bringing new products to market and marketing existing products.  In addition, SG&A increased due to higher employee compensation and benefit costs, depreciation expense and expenses related to ongoing regulatory reporting requirements.

Research and development

Research and development (“R&D”) expense increased $2.9 million year over year primarily due to the acquisition of Connectivity Solutions as of January 31, 2004.  R&D expense as a percentage of net sales increased moderately to 2.5% for the three months ended March 31, 2005 compared to 2.1% for the three months ended March 31, 2004.  This year-over-year increase in R&D expense as a percentage of net sales is mainly due to the ongoing R&D activities related to bringing new products to market and to modifying existing products to better serve our customers.

In-process research and development charges

We recognized a $3.9 million pretax charge during the quarter ended March 31, 2004 for the write-off of in-process R&D acquired in our acquisition of Connectivity Solutions.  This in-process R&D was valued as an intangible asset by independent appraisal in accordance with purchase accounting guidance.  Since R&D activities are required to be expensed as incurred under U.S. generally accepted accounting principles, this acquired intangible asset was written off immediately following the acquisition date.

Acquisition-related transition and startup costs

We incurred pretax charges of $6.7 million during the quarter ended March 31, 2004 for transition and startup costs related to the acquisition of Connectivity Solutions.  These charges primarily related to information technology, transition services, and other acquisition-related costs.

We reduced the Connectivity Solutions workforce by approximately 45 employees, or 2% of the acquired business’ global workforce, during the three months ended March 31, 2004.  The reductions were primarily related to our efforts to improve operational efficiency and reduce cost.  We recorded total pretax charges of approximately $1.6 million in acquisition-related transition and startup costs for employee termination benefits related to this workforce reduction during the first quarter of 2004.

Restructuring Costs

We recognized pretax restructuring costs of $2.0 million in the first quarter of 2005.  These costs resulted from the continued implementation of the organizational and cost reduction initiatives at the Omaha facility of Connectivity Solutions Manufacturing, Inc., our wholly owned manufacturing subsidiary, which began during the fourth quarter of 2004.  Included in the first quarter costs were ongoing process improvement costs of $1.6 million, which consisted of consulting and other costs associated with modifying manufacturing operations; asset impairment charges of $1.7 million, which consisted of $1.1 million related to equipment that was no longer in use, a portion of which was classified as held for sale, and $0.6 million related to a warehouse which was classified as held for sale; and a reversal of reserves for employee-related costs of $1.3 million as a result of fewer reductions in personnel than we had initially projected, primarily due to higher than anticipated levels of business volume during the first quarter of 2005.

We anticipate that we will recognize additional pretax restructuring charges of up to $3 million to complete the implementation of the initiatives during the second quarter of 2005.

There continues to be excess real estate and equipment capacity at the Omaha facility.  Management is continuing to evaluate alternatives for such excess capacity and additional charges, which could be material to our results of operations and financial position, may result from such evaluation.

Loss on early extinguishment of debt

We recognized a $5.0 million pretax loss during the quarter ended March 31, 2004 on the early extinguishment of our 4% convertible subordinated notes.  This loss includes premiums paid and accrued to note holders in the amount of $3.1 million and the write-off of the remaining balance of related long-term financing costs in the amount $1.9 million.

Net interest expense

The decrease in net interest expense was primarily due to the impact of having repurchased or redeemed all $172.5 million aggregate principal amount of our 4% convertible subordinated notes in March and April 2004 with proceeds from our issuance of $250 million of 1% convertible senior subordinated debentures in March 2004.  The decrease is also attributable to the borrowings under the term loan and revolving credit facility of our senior secured credit facility to finance a portion of the acquisition of Connectivity Solutions that have since been repaid.  Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, increased to 2.91% as of March 31, 2005 compared to 2.70% as of December 31, 2004.  This increase in our effective interest rate was mainly due to increases in LIBOR and other short-term interest rates.

Income taxes

Our effective income tax rate was 24.7% for the three months ended March 31, 2005 compared to 31% for the three months ended March 31, 2004.  The reduction in our effective income tax rate was primarily due to continuing benefits derived from our expanded international activities in lower tax rate jurisdictions.

Equity in losses of OFS BrightWave, LLC

During 2004 we divested all of our equity interest in OFS BrightWave, LLC (“OFS BrightWave”).  We did not own any equity interest in OFS BrightWave during the quarter ended March 31, 2005.

For the three months ended March 31, 2004, our share of the losses of OFS BrightWave was approximately $1.3 million, pretax.  Since OFS BrightWave elected to be taxed as a partnership, we recorded a tax benefit related to our share in the flow-through losses of approximately $0.5 million for the three months ended March 31, 2004.

OFS BrightWave operates in some of the same markets we do and its financial results were adversely affected by the ongoing difficult global business conditions for optical fiber and fiber optic cable.  As a result, OFS BrightWave incurred losses of $12.0 million during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Our principal sources of liquidity both on a short-term and long-term basis are cash and cash equivalents, short-term investments, cash flows provided by operations and availability under credit facilities.  A reduction in sales and profitability could reduce cash provided by operations and limit availability under credit facilities.  In addition, increases in working capital, excluding cash, cash equivalents and short-term investments, related to increasing sales could reduce our operating cash flows in the short term until cash collections of accounts receivable catch up to the higher level of billings.

	As of
	March 31, 2005	December 31, 2004	Dollar Change	% Change

Cash, cash equivalents and short-term investments	$155.0	$177.3	$(22.3)	(12.6)%
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	174.3	127.2	47.1	37.0
Long-term debt, including current portion	307.1	310.3	(3.2)	(1.0)
Book capital structure	761.7	759.8	1.9	0.3
Long-term debt as a percentage of book capital structure	40.3%	40.8%

The decrease in cash, cash equivalents and short-term investments during the quarter ended March 31, 2005 was primarily driven by an increase in accounts receivable.  The increase in accounts receivable was primarily the result of a change in our terms of sales for certain customers to reduce the prompt payment discount. The increase in working capital was attributable to the increase in accounts receivable and the reclassification of certain assets from property, plant and equipment to prepaid and other current assets on the balance sheet. In conjunction with the ongoing restructuring initiatives at our Omaha facility, we have reclassified assets with a net carrying value of approximately $11.2 million from property, plant and equipment to prepaid expenses and other current assets as a result of their being considered held for sale.

	Three months ended
	March 31,		Dollar	%
	2005	2004	Change	Change

Net cash provided by (used in) operating activities	$(8.7)	$21.6	$(30.3)	(140.3)%
Depreciation and amortization	15.7	14.5	1.2	8.3
Increase (decrease) in working capital, excluding cash, current portion of long-term debt, and acquisition of Connectivity Solutions working capital	47.1	(10.1)	57.2	566.3
Capital expenditures	8.2	1.8	6.4	355.6

Operating Activities

During the three months ended March 31, 2005, operating activities used approximately $8.7 million in cash compared to providing $21.6 million during the three months ended March 31, 2004.  During the three months ended March 31, 2005, net income of $5.5 million, depreciation and amortization of $15.7 million and an increase in accounts payable and accrued liabilities of $7.4 million were more than offset by a $39.8 million increase in accounts receivable.  The increase in accounts receivable balance can be primarily attributed to a change in terms of sales for certain customers to reduce the prompt payment discount, seasonal trends and an increase in sales from the fourth quarter of 2004. The change in credit practices was implemented during January 2005.

We expect to generate net cash from operations during 2005, primarily due to increased margins from sales of certain product groups.  In addition, we will continue to focus on enhancing operational efficiency, growth from all of our product groups and the further integration of the Connectivity Solutions business.

Investing Activities

Investment in property, plant and equipment during the first quarter increased by $6.5 million year-over-year to $8.2 million. Expenditures related to the construction of our new manufacturing facility in Asia that will provide additional production capability and continuing information technology initiatives were the primary reason for the increase in capital expenditures during the first quarter of 2005.

We currently expect total capital expenditures to be $30 million or less in 2005 compared to $13.2 million in 2004.  The expected increase in capital spending during 2005 is primarily for cost reduction efforts, information technology initiatives and additional production capability in Asia.  We expect total capital expenditures to remain at a level below consolidated depreciation and amortization expense for the next several years.

Financing Activities

During the three months ended March 31, 2005, we reduced the principal balance of our outstanding long-term debt by $3.25 million in accordance with the scheduled maturities outlined in our respective debt agreements.

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service, and employee benefit obligations.  We elected to contribute $3.0 million to a defined benefit pension plan during April 2005. We expect to make additional contributions of approximately $5.0 million to the plan during 2005. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.  In conjunction with the restructuring initiatives at our Omaha facility, we have accrued a liability of approximately $2.2 million as of March 31, 2005, which is expected to be substantially paid during 2005 with final cash settlements during the first quarter of 2006.

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

There were no material changes in our contractual obligations during the quarter ended March 31, 2005.

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, the challenges of integration and restructuring associated with the acquisition of Connectivity Solutions or any future acquisition, including cost reduction plans at CSMI’s Omaha, Nebraska facility; the challenges of achieving anticipated synergies; the ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; customer demand for our products, applications and services; expected demand from major domestic MSOs; telecommunications industry capital spending; ability to maintain successful relationships with our major distributors; industry consolidation; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; changes or fluctuations in global business conditions; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials, especially those that are available only from limited sources; ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and the ability to retain customers; possible production disruption due to supplier bankruptcy, reorganization or restructuring; variability in our effective tax rate; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; successful operation of our vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth and earnings goals; ability to achieve reductions in costs; ability to retain and attract key personnel; developments in technology; intellectual property protection; product performance issues and associated warranties; adequacy and availability of insurance; regulatory changes affecting us or the industries we serve; any changes required by the Securities and Exchange Commission in connection with its review of our public filings; authoritative changes in generally accepted accounting principles by standard-setting bodies; environmental remediation issues; terrorist activity or armed conflict; political instability; major health concerns and other factors; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates.  We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks.  We believe our exposure associated with these market risks has not materially changed since December 31, 2004.  We have not acquired any new derivative financial instruments since December 31, 2004 or terminated any derivative financial instruments that existed at that date.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER  INFORMATION

ITEM 6.

EXHIBITS

10.1	CommScope, Inc. Annual Incentive Plan 2005 Financial Targets (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2005 (File No. 1-12929))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

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

COMMSCOPE, INC.

May 9, 2005	/s/ Jearld L. Leonhardt
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant