Form 10-Q
period 2005-06-30
COMMSCOPE INC
filed 2005-08-05
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒     No ☐

As of July 29, 2005 there were 54,692,923 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
June 30, 2005
Table of Contents

CommScope, Inc.
Condensed Consolidated Statements of Operations
(Unaudited—In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$336,711	$312,949	$645,765	$548,010
Operating costs and expenses:
Cost of sales	248,102	240,772	484,994	438,449
Selling, general and administrative	54,016	51,743	107,898	87,727
Research and development	8,437	8,145	16,207	13,011
In-process research and development charges	—	—	—	3,894
Acquisition-related transition and startup costs	—	1,242	—	7,981
Restructuring costs	1,546	—	3,575	—
Total operating costs and expenses	312,101	301,902	612,674	551,062
Operating income (loss)	24,610	11,047	33,091	(3,052)
Other income (expense), net	(612)	241	(669)	(885)
Loss on early extinguishment of debt	—	—	—	(5,029)
Interest expense	(2,289)	(2,440)	(4,367)	(5,199)
Interest income	1,149	445	2,148	924
Income (loss) before income taxes, equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction	22,858	9,293	30,203	(13,241)
Income tax benefit (expense)	(6,554)	(1,038)	(8,365)	5,941
Income (loss) before equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction	16,304	8,255	21,838	(7,300)
Equity in losses of OFS BrightWave, LLC, net of tax of $362 and $865, respectively	—	(578)	—	(1,393)
Net gain on OFS BrightWave, LLC transaction, net of tax of $44,890	—	76,437	—	76,437
Net income	$16,304	$84,114	$21,838	$67,744
Net income per share:
Basic	$0.30	$1.40	$0.40	$1.12
Assuming dilution	$0.25	$1.16	$0.34	$1.01
Weighted average shares outstanding:
Basic	54,561	60,193	54,537	60,436
Assuming dilution	67,065	72,988	67,036	67,980

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Balance Sheets
(Unaudited—In thousands, except share amounts)

	June 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$121,080	$99,631
Short-term investments	66,151	77,620
Total cash, cash equivalents and short-term investments	187,231	177,251
Accounts receivable, less allowance for doubtful accounts of $14,198 and $12,761, respectively	164,876	122,612
Inventories	110,723	108,342
Prepaid expenses and other current assets	21,076	13,244
Deferred income taxes	30,041	26,644
Total current assets	513,947	448,093
Property, plant and equipment, net	287,784	311,453
Goodwill	151,360	151,384
Other intangibles, net	76,318	82,315
Deferred income taxes	16,931	17,341
Other assets	18,172	19,993
Total Assets	$1,064,512	$1,030,579
Liabilities and Stockholders’ Equity
Accounts payable	$64,672	$52,898
Other accrued liabilities	95,762	90,775
Current portion of long-term debt	13,000	13,000
Total current liabilities	173,434	156,673
Long-term debt	290,800	297,300
Pension and postretirement benefit liabilities	93,601	90,620
Other noncurrent liabilities	31,186	36,523
Total Liabilities	589,021	581,116
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 64,865,170 at June 30, 2005 and 64,687,745 at December 31, 2004; Issued and outstanding shares: 54,665,170 at June 30, 2005 and 54,487,745 at December 31, 2004	649	647
Additional paid-in capital	435,204	432,839
Retained earnings	188,548	166,710
Accumulated other comprehensive loss	(3,375)	(5,198)
Treasury stock, at cost: 10,200,000 shares at June 30, 2005 and December 31, 2004	(145,535)	(145,535)
Total Stockholders’ Equity	475,491	449,463
Total Liabilities and Stockholders’ Equity	$1,064,512	$1,030,579

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited—In thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$21,838	$67,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,616	30,253
In-process research and development charges	—	3,894
Gain on OFS BrightWave, LLC transaction, pretax	—	(132,425)
Impairment of note receivable from OFS BrightWave, LLC, pretax	—	11,098
Equity in losses of OFS BrightWave, LLC, pretax	—	2,258
Restructuring costs related to fixed asset impairment	2,225	—
Deferred income taxes	(2,521)	26,968
Tax benefit from stock option exercises	355	909
Changes in assets and liabilities:
Accounts receivable	(42,403)	(34,997)
Inventories	(2,314)	42,578
Prepaid expenses and other current assets	2,669	(1,196)
Accounts payable and other accrued liabilities	16,732	34,649
Other noncurrent liabilities	(334)	6,680
Other	267	(443)
Net cash provided by operating activities	27,130	57,970
Investing Activities:
Additions to property, plant and equipment	(13,450)	(4,507)
Acquisition of Connectivity Solutions	653	(260,522)
Net proceeds from short-term investments	11,479	74,995
Proceeds from disposal of fixed assets	1,576	170
Net cash provided by (used in) investing activities	258	(189,864)
Financing Activities:
Net borrowings under revolving credit facility	—	2,500
Proceeds from issuance of long-term debt	—	100,000
Principal payments on long-term debt	(6,500)	(35,000)
Proceeds from issuance of convertible notes	—	250,000
Repayment of convertible notes	—	(172,500)
Long-term financing costs	(306)	(10,656)
Proceeds from exercise of stock options	1,982	5,817
Net cash provided by (used in) financing activities	(4,824)	140,161
Effect of exchange rate changes on cash	(1,115)	(246)
Change in cash and cash equivalents	21,449	8,021
Cash and cash equivalents, beginning of period	99,631	110,358
Cash and cash equivalents, end of period	$121,080	$118,379

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(Unaudited—In thousands, except share amounts)

	Six Months Ended
	June 30,
	2005	2004
Number of common shares outstanding:
Balance at beginning of period	54,487,745	59,318,276
Issuance of shares to Avaya Inc.	—	1,761,538
Repurchase of shares from Furukawa	—	(7,656,900)
Issuance of shares for stock option exercises	175,425	544,631
Issuance of shares to nonemployee directors	2,000	—
Balance at end of period	54,665,170	53,967,545
Common stock:
Balance at beginning of period	$647	$619
Issuance of shares to Avaya Inc.	—	18
Issuance of shares for stock option exercises	2	4
Balance at end of period	$649	$641
Additional paid-in capital:
Balance at beginning of period	$432,839	$384,889
Issuance of shares to Avaya Inc.	—	32,335
Issuance of shares for stock option exercises	1,980	5,813
Tax benefit from stock option exercises	355	909
Issuance of shares to nonemployee directors	30	—
Balance at end of period	$435,204	$423,946
Retained earnings:
Balance at beginning of period	$166,710	$90,955
Net income	21,838	67,744
Balance at end of period	$188,548	$158,699
Accumulated other comprehensive loss:
Balance at beginning of period	$(5,198)	$(7,533)
Other comprehensive income (loss), net of tax	1,823	(2,626)
Balance at end of period	$(3,375)	$(10,159)
Treasury stock, at cost:
Balance at beginning of period	$(145,535)	$(13,224)
Treasury shares repurchased	—	(132,311)
Balance at end of period	$(145,535)	$(145,535)
Total stockholders’ equity	$475,491	$427,592

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Continued)

(Unaudited—In thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Comprehensive income:
Net income	$16,304	$84,114	$21,838	$67,744
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)—foreign subsidiaries	(3,248)	816	(4,000)	780
Foreign currency transaction gain (loss) on long-term intercompany loans—foreign subsidiaries	5,061	(2,247)	4,682	(3,409)
Gain (loss) on derivative financial instrument designated as a net investment hedge	783	(115)	1,141	3
Total other comprehensive income (loss), net of tax	2,596	(1,546)	1,823	(2,626)
Total comprehensive income	$18,900	$82,568	$23,661	$65,118

See notes to condensed consolidated financial statements.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited—In Thousands, Unless Otherwise Noted)

1.   BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc. and its wholly owned subsidiaries (“CommScope” or the “Company”) is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. The Company focuses on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer. Through the acquisition of substantially all of the assets and the assumption of certain liabilities of the Connectivity Solutions business (“Connectivity Solutions”) of Avaya, Inc. (“Avaya”) as of January 31, 2004 (see Note 2), the Company became a global leader in structured cabling for business enterprise applications. The Company is also a global leader in broadband coaxial cables for the cable television industry. The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, the Company is a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 include the results of Connectivity Solutions from January 31, 2004, the date of the Connectivity Solutions acquisition (see Note 2). In addition, the condensed consolidated results of operations for the three and six months ended June 30, 2004 include the results of operations of OFS BrightWave, LLC (“OFS BrightWave”) through June 14, 2004, the date CommScope disposed of its equity interest in OFS BrightWave (see Note 6).

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). There were no changes in the Company’s significant accounting policies during the three or six months ended June 30, 2005. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2004 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 audited consolidated financial statements and notes thereto included in the 2004 Form 10-K.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (“Anixter”) accounted for approximately 35% and 34% of the Company’s total net sales during the three and six months ended June 30, 2005, respectively, and approximately 33% and 31% of the Company’s total net sales during the three and six months ended June 30, 2004, respectively. Sales to Anixter primarily originate within the Enterprise segment. No other customer accounted for 10% or more of the Company’s total net sales for the three and six months ended June 30, 2005 and 2004.

Accounts receivable from Anixter represented approximately 40% of net accounts receivable as of June 30, 2005. No other customer accounted for 10% or more of the Company’s net accounts receivable as of June 30, 2005.

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

Activity in the product warranty accrual, included in other accrued liabilities, for the three and six months ended June 30, 2005 consisted of the following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Product warranty accrual, beginning of period	$1,433	$1,531
Provision for warranty claims	31	45
Less: warranty claims paid	(135)	(247)
Product warranty accrual, end of period	$1,329	$1,329

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

Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income for basic net income per share	$16,304	$84,114	$21,838	$67,744
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	665	1,258	712
Income available to common shareholders for diluted net income per share	$16,933	$84,779	$23,096	$68,456
Denominator:
Weighted average number of common shares outstanding for basic net income per share	54,561	60,193	54,537	60,436
Effect of dilutive securities:
Employee stock options(a)	1,010	1,301	1,005	1,355
1% convertible senior subordinated debentures due 2024	11,494	11,494	11,494	6,189
Weighted average number of common and potential common shares outstanding for diluted net income per share	67,065	72,988	67,036	67,980

(a)           Options to purchase approximately 3.3 million and 0.7 million common shares were excluded from the computation of net income per share, assuming dilution, for the three months ended June 30, 2005 and 2004, respectively, and options to purchase approximately 4.5 million and 0.7 million common shares were excluded from the computation of net income per share, assuming dilution, for the six months ended June 30, 2005 and 2004, respectively, because they would have been antidilutive.

Stock Options

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$16,304	$84,114	$21,838	$67,744
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,601	1,810	3,599	3,448
Pro forma net income for basic net income per share	$14,703	$82,304	$18,239	$64,296
Add: Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	665	1,258	712
Pro forma net income for diluted net income per share	$15,332	$82,969	$19,497	$65,008
Net income per share:
Basic—as reported	$0.30	$1.40	$0.40	$1.12
Basic—pro forma	$0.27	$1.37	$0.33	$1.06
Diluted—as reported	$0.25	$1.16	$0.34	$1.01
Diluted—pro forma	$0.23	$1.14	$0.29	$0.96

Impact of Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment,” which establishes standards related to the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This revised standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS No. 123 (revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC amended the effective date to allow companies to implement this standard at the beginning of their next fiscal year beginning after June 15, 2005. CommScope believes that this statement will have a material impact on its consolidated statement of operations. The pro forma effects on net income and net income per share related to the application of this standard had CommScope applied fair value recognition provisions for the three and six months ended June 30, 2005 and 2004 are reported within this Note in the section titled “Stock Options.”

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principle as a cumulative adjustment to net income in the period of the change, as was previously permitted under APB Opinion No. 20, will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Correction of an error in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The Company does not expect SFAS No. 154 to have a material effect, if any, on its consolidated financial statements.

2.   ACQUISITION OF CONNECTIVITY SOLUTIONS

Effective January 31, 2004, CommScope acquired substantially all of the assets and assumed certain liabilities of Connectivity Solutions. The total purchase price consisted of approximately $250 million in cash and approximately 1.8 million shares of CommScope common stock, valued at $32.4 million. CommScope assumed certain current liabilities and approximately $65 million of other specified liabilities, primarily related to employee benefits.

CommScope’s consolidated results of operations for the six months ended June 30, 2004 include the results of operations of the Connectivity Solutions business for the five-month period from February 1, 2004 through June 30, 2004. The following table presents pro forma consolidated results of operations for CommScope for the six months ended June 30, 2004, as though the acquisition of Connectivity Solutions had been completed as of January 1, 2004. This pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of January 1, 2004 and is based on the historical results of the Connectivity Solutions business as a division of Avaya for the month of January 2004. Therefore, the pro forma information may not be indicative of the actual results of the Connectivity Solutions business when operated as part of CommScope. Moreover, the pro forma information does not reflect all of the changes that may result from the acquisition, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; challenges of achieving anticipated synergies; ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; and customer demand for Connectivity Solutions products. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of January 1, 2004 or that may be achieved in the future.

Six Months Ended June 30, 2004
Pro forma revenue	$573,720
Pro forma net income	61,061
Pro forma net income per share	0.91

These pro forma results reflect the elimination of intercompany sales and immaterial adjustments for interest expense, depreciation, amortization and related income taxes. These pro forma results also include an estimate of $4.0 million, pretax, for corporate overhead costs that would have been allocated by Avaya to the Connectivity Solutions business during January 2004. During the five-month period from

February 1, 2004 through June 30, 2004, CommScope incurred corporate overhead costs of approximately $3.4 million on behalf of Connectivity Solutions.

The pro forma net income and net income per share for the six months ended June 30, 2004 include certain material nonrecurring charges incurred during the period, as listed below on a pretax basis:

Impact of inventory purchase accounting adjustments	$14,628
Acquisition-related in-process research and development charges	3,894
Acquisition-related transition and startup costs	7,981
Loss on early extinguishment of debt	5,029

3.   INVENTORIES

	June 30, 2005	December 31, 2004
Raw materials	$39,600	$40,250
Work in process	23,687	22,156
Finished goods	47,436	45,936
	$110,723	$108,342

4.   LONG-TERM DEBT

	June 30,	December 31,
	2005	2004
Senior secured term loan	$43,000	$49,500
1% convertible senior subordinated debentures	250,000	250,000
IDA notes	10,800	10,800
	303,800	310,300
Less: current portion	(13,000)	(13,000)
	$290,800	$297,300

The Company entered into a 5-year, $185 million senior secured credit facility on January 31, 2004 in connection with its acquisition of Connectivity Solutions. See Note 12 in the Notes to the Consolidated Financial Statements in the 2004 Form 10-K for information on the terms and conditions of the senior secured credit facility. On June 27, 2005, the senior secured credit facility was amended to, among other things, extend the maturity date of the $110 million revolving credit facility from January 31, 2009 to January 31, 2010; reduce the interest rate on the $75 million term loan to, at the Company’s option, either the London Interbank Offered Rate (“LIBOR”) plus 1.50% to 2.00%, or the Base Rate, defined as the higher of Prime Rate or Federal Base Rate plus 0.50%, plus 0.00% to 0.75%, in each case based on the Company’s fixed charge coverage ratio; reduce the interest rate on the revolving credit facility to, at the Company’s option, either LIBOR plus 1.25% to 1.75%, or the Base Rate plus 0.00% to 0.50%, in each case based on the Company’s fixed charge coverage ratio; and loosen certain financial and other covenants.

As of June 30, 2005, the Company had availability of approximately $72 million and no outstanding borrowings under the revolving credit facility. Management believes the Company was in compliance with all of its covenants under this facility as of June 30, 2005.

In March 2004, the Company issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024. The proceeds from these debentures were used primarily to extinguish the Company’s outstanding 4% convertible subordinated notes due December 15, 2006, to repay outstanding borrowings under the Company’s revolving credit facility and for general corporate purposes. The Company repurchased $102.9 million of its 4% convertible subordinated notes during

March 2004 and redeemed the remaining $69.6 million of these notes in April 2004. The repurchase and pending redemption of these 4% convertible subordinated notes resulted in a $5.0 million pretax loss on the early extinguishment of debt during the three months ended March 31, 2004. The Company also repaid $25 million of borrowings under its revolving credit facility in March 2004. See Note 12 in the Notes to the Consolidated Financial Statements in the 2004 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures.

5.   RESTRUCTURING CHARGE AND EMPLOYEE TERMINATION BENEFITS

In October 2004, the Board of Directors of Connectivity Solutions Manufacturing, Inc. (“CSMI”), a wholly owned subsidiary of the Company, adopted organizational and cost reduction initiatives at its Omaha, Nebraska facility in order to improve its competitive position.

The activity within the liability for these restructuring initiatives during the three and six months ended June 30, 2005 was as follows:

	Employee- Related Costs	Process Improvement Costs	Asset Impairment Charges	Total
Activity during three months ended June 30, 2005:
Beginning balance	$2,214	$—	$—	$2,214
Additional charge recorded	—	1,249	547	1,796
Cash paid	(1,387)	(1,249)	—	(2,636)
Non-cash	—	—	(547)	(547)
Reversal of reserves	(250)	—	—	(250)
Balance as of June 30, 2005	$577	$—	$—	$577
Activity during six months ended June 30, 2005:
Beginning balance	$4,132	$—	—	$4,132
Additional charge recorded	—	2,853	2,225	5,078
Cash paid	(2,052)	(2,853)	—	(4,905)
Non-cash	—	—	(2,225)	(2,225)
Reversal of reserves	(1,503)	—	—	(1,503)
Balance as of June 30, 2005	$577	$—	$—	$577

Included in the asset impairment charge recorded during the six months ended June 30, 2005 is approximately $575 related to a warehouse building that is no longer in use. The warehouse has been classified as held for sale ($10.2 million) and is carried at estimated fair value less costs to sell and reported in other current assets as of June 30, 2005. The remainder of the asset impairment charge relates to equipment that is no longer used in production and has been scrapped or sold.

A portion of the reserves established in 2004 for employee-related costs was released during the first and second quarters of 2005. There were fewer reductions in personnel under the initiatives than had been initially projected by the Company, primarily due to higher than anticipated levels of business volume for certain products during the three and six months ended June 30, 2005.

Approximately 60% of the net restructuring costs recognized were allocable to the Enterprise segment with the remainder being allocable to the Carrier segment. While the implementation of these restructuring initiatives is essentially complete, the Company expects to recognize additional pretax restructuring costs of up to $1 million during the balance of 2005 related to these initiatives. The amount and timing of such costs will depend on issues encountered and market conditions during implementation of the initiatives.

During the first quarter of 2004, CommScope reduced the Connectivity Solutions workforce by approximately 45 employees. The reductions were primarily related to the Company’s efforts to improve operational efficiency and reduce cost. The affected employees were employed in management and support functions at the Omaha facility. This workforce reduction resulted in pretax charges of approximately $1.6 million during the first quarter of 2004 (which was partially offset by an adjustment of approximately $0.3 million in the fourth quarter of 2004) that are recorded in acquisition-related transition and startup costs. As of December 31, 2004, there was no remaining liability related to this workforce reduction.

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

This transaction does not affect CommScope’s right to receive full payment from OFS BrightWave under a $30 million note due in 2006, based on its original terms. As of the transaction date, CommScope determined that there was an other-than-temporary impairment in the carrying value of the note and recognized a pretax impairment charge of $11.1 million as a reduction of the gain on the OFS BrightWave transaction, thereby reducing the carrying value of the note to zero.

The OFS BrightWave transaction resulted in a net pretax gain of $121.3 million ($76.4 million after-tax). This gain represents (1) the fair value of the common stock received by CommScope in exchange for its ownership interest in OFS BrightWave, plus (2) the realized gain from CommScope’s cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) the impairment charge related to the $30 million note.

CommScope’s share of the losses of OFS BrightWave for the period from April 1, 2004 through June 14, 2004 and the period from January 1, 2004 through June 14, 2004 have been included in the Company’s condensed consolidated financial statements. These results are net of elimination of intercompany profit in the amount of $14 and $30, net of tax, respectively, related to interest payments received from OFS BrightWave under the $30 million note. OFS BrightWave has elected to be taxed as a partnership; therefore, the Company’s income tax benefit from flow-through losses has been recorded based on the Company’s tax rates.

The following table provides summary financial information for OFS BrightWave:

	Period from April 1 through June 14, 2004	Period from January 1 through June 14, 2004
Net revenues	$19,975	$40,497
Gross profit	(2,771)	(8,612)
Net loss	(8,904)	(20,860)

7.   DERIVATIVES AND HEDGING ACTIVITIES

As of June 30, 2005 and 2004, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros, which was designated and documented at inception as a net investment hedge of a portion of the Company’s net investment in its Belgian subsidiary. The hedging instrument was effective as of June 30, 2005 and 2004, and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The fair value of the derivative instrument, reflected in other noncurrent liabilities, was approximately $6.5 million and $8.4 million as of June 30, 2005 and December 31, 2004, respectively.

There were no material reclassifications from other comprehensive income (loss) to earnings during the three and six months ended June 30, 2005 and 2004.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Accumulated net loss on derivative instruments, beginning of period	$(5,358)	$(3,863)	$(5,716)	$(3,981)
Net gain (loss) on derivative financial instrument designated as a net investment hedge	783	(115)	1,141	3
Accumulated net loss on derivative instruments, end of period	$(4,575)	$(3,978)	$(4,575)	$(3,978)

During the three months ended June 30, 2005 and 2004, the income tax expense (benefit) related to the gain (loss) on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income (loss) was $460 and $(68), respectively. During the six months ended June 30, 2005 and 2004, the income tax expense related to the gain on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income (loss) was $670 and $2, respectively.

8.   SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2005	2004
Cash paid during the period for:
Income taxes	$11,390	$99
Interest	3,330	3,557
Noncash investing and financing activities:
Fair value of CommScope, Inc. common stock received from Furukawa in exchange for CommScope’s transfer of its investment in OFS BrightWave	$—	$132,311
Fair value of CommScope, Inc. common stock issued as partial consideration for Connectivity Solutions acquisition	—	32,853
Fair value less costs to sell of held for sale assets transferred from property, plant and equipment to other current assets	10,190	—

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

During the first quarter of 2005, as a result of the continued integration of the Connectivity Solutions business into the Company’s global operations and financial reporting systems, management changed the reportable segments used to evaluate the Company’s results of operations. The new reportable segments that have been identified are defined by major product category as follows: Enterprise, Broadband and Carrier. Results for the three and six months ended June 30, 2004, which include the results of the Connectivity Solutions business for the period from February 1, 2004 through June 30, 2004, have been restated to conform to the new reportable segments.

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications. The segment also includes coaxial cable for various video and data applications.

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, structured cabling solutions for telephone central offices and cables and components used by wireless providers to connect antennae to transmitters. These products are primarily used by telecommunications service providers or “carriers.”

The following tables provide summary financial information for these new reportable segments as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 (in millions):

	As of	As of
	June 30,	December 31,
	2005	2004
Identifiable Segment Related Assets:
Enterprise	$365.8	$337.4
Broadband	353.9	353.1
Carrier	92.4	98.9
Total Identifiable Segment Related Assets	812.1	789.4
Reconciliation to Total Assets:
Cash, cash equivalents and short-term investments	187.2	177.3
Deferred income taxes	47.0	43.9
Other assets, long-term	18.2	20.0
Total Assets	$1,064.5	$1,030.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales:
Enterprise	$173.8	$157.4	$331.5	$269.8
Broadband	109.9	112.5	218.0	203.6
Carrier	53.7	43.4	97.8	75.5
Inter-segment eliminations	(0.7)	(0.4)	(1.5)	(0.9)
Consolidated Net Sales	$336.7	$312.9	$645.8	$548.0
Operating Income (Loss):
Enterprise	$22.2	$9.3	$31.1	$(1.6)
Broadband	5.8	10.1	12.3	15.8
Carrier	(3.4)	(8.4)	(10.3)	(17.3)
Consolidated Operating Income (Loss)	$24.6	$11.0	$33.1	$(3.1)

10.   EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$983	$870	$1,043	$1,137
Interest cost	1,565	1,322	1,077	1,225
Recognized actuarial loss	—	—	(92)	203
Amortization of transition obligation	10	10	—	—
Return on plan assets	(1,581)	(1,333)	(131)	(151)
Net periodic benefit cost	$977	$869	$1,897	$2,414

	Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$1,974	$1,437	$2,096	$2,195
Interest cost	3,135	2,216	2,229	2,270
Recognized actuarial loss	—	—	(3)	406
Amortization of transition obligation	21	20	—	—
Return on plan assets	(3,165)	(2,229)	(262)	(252)
Net periodic benefit cost	$1,965	$1,444	$4,060	$4,619

The Company contributed approximately $3.2 million and $3.4 million to its pension plans during the three and six months ended June 30, 2005, respectively, and anticipates making additional contributions of approximately $5.0 million to these plans during 2005. The Company contributed approximately $0.3 million and $0.6 million to the postretirement benefit plans during the three and six months ended June 30, 2005, respectively, and anticipates making additional contributions of approximately $0.6 million to these plans during 2005.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2005 and 2004 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2004 Annual Report on Form 10-K.

Overview

We, through our wholly-owned subsidiaries, are a world leader in the design and manufacture of cable and connectivity solutions for communications networks. We focus on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer. Through our acquisition of the Connectivity Solutions business (“Connectivity Solutions”) of Avaya, Inc. (“Avaya”) on January 31, 2004, we became a global leader in structured cabling for business enterprise applications. We are also a global leader in broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

	Three Months Ended June 30,
	2005		2004
		% of		% of
	$	Net	$	Net	Dollar	%
	(millions)	Sales	(millions)	Sales	Change	Change
Net sales	$336.7	100.0%	$312.9	100.0%	$23.8	7.6%
Gross profit	88.6	26.3	72.2	23.1	16.4	22.7
SG&A expense	54.0	16.0	51.7	16.5	2.3	4.4
R&D expense	8.4	2.5	8.1	2.6	0.3	3.7
Acquisition-related transition and startup costs	—	—	1.2	0.4	(1.2)	(100.0)
Restructuring costs	1.5	0.4	—	—	1.5	—
Net gain on OFS BrightWave, LLC transaction, net of tax	—	—	76.4	24.4	(76.4)	(100.0)
Net income	16.3	4.8	84.1	26.9	(67.8)	(80.6)
Net income per diluted share	0.25		1.16		(0.91)	(78.4)

	Six Months Ended June 30,
	2005		2004
		% of		% of
	$	Net	$	Net	Dollar	%
	(millions)	Sales	(millions)	Sales	Change	Change
Net sales	$645.8	100.0%	$548.0	100.0%	$97.8	17.8%
Gross profit	160.8	24.9	109.6	20.0	51.2	46.7
SG&A expense	107.9	16.7	87.7	16.0	20.2	23.0
R&D expense	16.2	2.5	13.0	2.4	3.2	24.6
In-process research and development charges	—	—	3.9	0.7	(3.9)	(100.0)
Acquisition-related transition and startup costs	—	—	8.0	1.5	(8.0)	(100.0)
Restructuring costs	3.6	0.6	—	—	3.6	—
Net gain on OFS BrightWave, LLC transaction, net of tax	—	—	76.4	13.9	(76.4)	(100.0)
Net income	21.8	3.4	67.7	12.4	(45.9)	(67.8)
Net income per diluted share	0.34		1.01		(0.67)	(66.3)

Effective January 31, 2004, we acquired substantially all of the assets and assumed certain liabilities of Connectivity Solutions from Avaya and the Connectivity Solutions operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the consolidated results for the six months ended June 30, 2004 include the operating results of Connectivity Solutions for the five-month period from February 1, 2004 through June 30, 2004. However, the consolidated results reflected above for the six months ended June 30, 2004 do not include any actual or pro forma results for January 2004 for the Connectivity Solutions business. This information should be considered when comparing to financial results of 2005. See Note 2 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Net sales

Below is a summary that reflects our actual net sales for the three months ended June 30, 2005 and 2004.

	Three months		Three months
	ended		ended
	June 30,		June 30,
	2005		2004
		% of		% of
	Net	Net	Net	Net	Dollar	%
	Sales	Sales	Sales	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$173.8	51.6%	$157.4	50.3%	$16.4	10.4%
Broadband	109.9	32.6	112.5	36.0	(2.6)	(2.3)
Carrier	53.7	16.0	43.4	13.8	10.3	23.7
Inter-segment eliminations	(0.7)	(0.2)	(0.4)	(0.1)	(.3)
Consolidated net sales	$336.7	100.0%	$312.9	100.0%	$23.8	7.6%
Total domestic sales	$223.2	66.3%	$216.6	69.2%	$6.6	3.0%
Total international sales	113.5	33.7	96.3	30.8	17.2	17.9
Total worldwide sales	$336.7	100.0%	$312.9	100.0%	$23.8	7.6%

Below is a summary that reflects our actual net sales for the six months ended June 30, 2005 and 2004. The net sales for the six months ended June 30, 2004 incorporate the Connectivity Solutions net sales for the five-month period from February 1, 2004 through June 30, 2004. This summary also reflects pro forma net sales for the six months ended June 30, 2004, as if Connectivity Solutions had been acquired on January 1, 2004. The pro forma net sales of Connectivity Solutions for the one-month period ended January 31, 2004, which is included in the pro forma net sales for the six months ended June 30, 2004, is based on the historical results of the Connectivity Solutions business as operated by Avaya and therefore may not be indicative of the actual results of the Connectivity Solutions business as operated by us. Actual inter-segment sales eliminations for the five-month period ended June 30 2004 and pro forma inter-segment sales eliminations for January 2004 are included below.

	Actual				Pro forma
	Six months		Six months		Six months
	ended		ended		ended
	June 30,		June 30,		June 30,		2005 Compared to
	2005		2004		2004		2004 Pro forma
		% of		% of		% of
	Net	Net	Net	Net	Net	Net	Dollar	%
	Sales	Sales	Sales	Sales	Sales	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$331.5	51.3%	$269.8	49.2%	$284.2	49.5%	$47.3	16.6%
Broadband	218.0	33.8	203.6	37.2	203.6	35.5	14.4	7.1
Carrier	97.8	15.1	75.5	13.8	86.8	15.1	11.0	12.7
Inter-segment eliminations	(1.5)	(.2)	(.9)	(.2)	(.9)	(.1)	(.6)
Consolidated net sales	$645.8	100.0%	$548.0	100.0%	$573.7	100.0%	$72.1	12.6%
Total domestic sales	$429.0	66.4%	$378.0	69.0%	$392.4	68.4%	$36.6	9.3%
Total international sales	216.8	33.6	170.0	31.0	181.3	31.6	35.5	19.6
Total worldwide sales	$645.8	100.0%	$548.0	100.0%	$573.7	100.0%	$72.1	12.6%

The following discussion of changes in net sales for the six months ended June 30, 2005 will be compared to the pro forma net sales for the six months ended June 30, 2004, since the actual net sales for the six months ended June 30, 2004 would not be comparable. However, these pro forma results may not be indicative of the actual results of the product groups of the Connectivity Solutions business as operated by us.

The increase in net sales for the three and six months ended June 30, 2005 over the comparable prior year periods is primarily attributed to sales growth in the Enterprise and Carrier segments. Although Broadband segment sales decreased for the three months ended June 30, 2005 from the comparable prior year period, we experienced sales growth for the six month comparable periods. The overall improvement in net sales can be attributed to the positive impact of price increases implemented for certain products during 2004 in response to significant increases in the costs of raw materials, the introduction of new products, the negative impact on net sales of actions taken by us during the first half of 2004 to reduce inventory levels of distributors of SYSTIMAX products to a more appropriate level and improved economic conditions for the telecommunications industry in 2005.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications. The segment also includes coaxial cable for various video and data applications.

The increase in Enterprise segment net sales for the three and six months ended June 30, 2005 over the comparable prior year periods was primarily driven by the effect of price increases announced during 2004, improved project business, the introduction of new products, strong international sales growth and management’s decision during 2004 to reduce inventory levels of distributors to a more appropriate level. We implemented price increases for certain Enterprise products during 2004 as a result of significant increases in the cost of certain raw materials.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and global information technology spending, among other things.

Broadband Segment

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

Broadband segment net sales for the three months ended June 30, 2005 were slightly lower than the comparable prior year period. Domestic market activity primarily consists of maintenance needs of our large cable television system operator customers. While price increases have been implemented for certain products, Broadband segment sales have been relatively stable since mid-2004 when the Company’s largest domestic Broadband customer completed a major upgrade of its network.

The increase in net sales of Broadband products for the six months ended June 30, 2005 over the six months ended June 30, 2004 primarily resulted from higher domestic sales for most of our product lines. The increase in net sales can primarily be attributed to price increases announced during 2004 for certain products in response to the significant increase in raw material costs. Net sales remained relatively stable internationally. While the sale of fiber optic products increased during the first six months of 2005, we expect ongoing price pressure during 2005.

Carrier Segment

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, structured cabling solutions for telephone central offices and cables and components used by wireless providers to connect antennae to transmitters. These products are primarily used by telecommunications service providers or “carriers.”

The Carrier segment experienced net sales growth for the three and six months ended June 30, 2005 over the comparable prior year periods primarily due to the performance of the wireless and Integrated Cabinet Solutions (“ICS”) product groups. We have developed relationships with new customers, who are generally purchasing a higher volume of wireless products. We have made substantial progress communicating the Cell Reach® value proposition to new and existing wireless customers, both domestically and internationally, which was the primary contributor to the increase in sales of wireless products. In addition, the improvement in general economic conditions has led to increased spending by the major wireless carriers. The ICS business has rapidly expanded and reflects an increase in shipments related to Digital Subscriber Line (“DSL”) deployments by telephone companies.

The increase in net sales of wireless and ICS products was partially offset by a decrease in net sales of ExchangeMAX products. The decrease in ExchangeMAX sales is primarily related to the continued impact of competitive pricing pressures and weak demand for central office telecommunications equipment. We have taken steps to eliminate selected unprofitable products and to increase prices on certain products.

While we expect sales of Carrier products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our opportunities for the ICS and wireless product groups. We anticipate strong sales growth for our ICS product group primarily due to DSL deployments and fiber-to-the-node construction activity. We also expect continuing expansion in cellular telephone base stations, which provides growth opportunities for our wireless product group.

Gross profit (net sales less cost of sales)

Gross profit for the three months ended June 30, 2005 increased to 26.3% from 23.1% for the three months ended June 30, 2004. Gross profit for the six months ended June 30, 2005 increased to 24.9% from 20.0% for the six months ended June 30, 2004. The year-over-year increases in gross profit for the three and six month periods were primarily due to the positive effects of changes in sales mix among our various product lines, the implementation of price increases on certain product lines, the ongoing cost reduction initiatives at the Omaha facility and the impact in 2004 of inventory adjustments related to the acquisition of the Connectivity Solutions business. Gross profit for the three and six months ended June 30, 2004 was adversely impacted by $1.3 million and $14.6 million, respectively, related to inventory purchase accounting adjustments on the Connectivity Solutions business. These purchase accounting adjustments resulted from the write-up above replacement manufacturing cost of a portion of Connectivity Solutions’ finished goods and work in process inventory to reflect its fair value as of the acquisition date under purchase accounting guidance. The write-up to fair value resulted in an increase in cost of sales and lower margins following the acquisition as the inventory was sold.

During the first quarter of 2005, management decided to terminate a joint venture that operates a manufacturing facility in Tianjin, China, primarily for telephone central office products. We own a 60% interest in the joint venture. The termination is expected to occur during 2005. In conjunction with the decision to terminate the joint venture, we recognized an impairment loss during the first quarter of 2005 related to the investment in the joint venture as it was determined that the investment was other than temporarily impaired. The impairment loss, recognized in cost of sales, was not material to our consolidated financial statements.

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

Selling, general and administrative expense

The increase in selling, general and administrative expense (“SG&A”) for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to the acquisition of Connectivity Solutions as of January 31, 2004. SG&A has increased for the three and six month periods as compared to the prior year primarily due to increases in selling costs related to bringing new products to market and marketing existing products. In addition, SG&A increased due to higher employee compensation and benefit costs and expenses related to ongoing regulatory reporting requirements. SG&A expense, as a percentage of net sales, remained relatively constant for the three and six month comparable periods, ranging from approximately 16% to 17% of net sales.

Research and development

Research and development (“R&D”) expense increased by $0.3 million and $3.2 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. R&D expense as a percentage of net sales remained relatively constant at approximately 2.5% of net sales for the three and six month comparable periods. R&D expense is primarily related to the ongoing R&D activities related to developing new products and to modifying existing products to better serve our customers.

In-process research and development charges

We recognized a $3.9 million pretax charge during the six months ended June 30, 2004 for the write-off of in-process R&D acquired in our acquisition of Connectivity Solutions. This in-process R&D was valued as an intangible asset by independent appraisal in accordance with purchase accounting guidance. Since R&D activities are required to be expensed as incurred under U.S. generally accepted accounting principles, this acquired intangible asset was written off immediately following the acquisition date.

Acquisition-related transition and startup costs

We incurred pretax charges of $1.2 million and $8.0 million during the three and six months ended June 30, 2004, respectively, for transition and startup costs related to the acquisition of Connectivity Solutions. These charges primarily related to information technology, transition services and other acquisition-related costs.

We reduced the Connectivity Solutions workforce by approximately 45 employees, or 2% of the acquired business’ global workforce, during the six months ended June 30, 2004. The reductions were primarily related to our efforts to improve operational efficiency and reduce cost. We recorded total pretax charges of approximately $1.6 million in acquisition-related transition and startup costs for employee termination benefits related to this workforce reduction during the six months ended June 30, 2004.

Restructuring Costs

We recognized pretax restructuring costs of $1.5 million and $3.6 million during the three and six months ended June 30, 2005, respectively. These costs resulted from the continued implementation of the organizational and cost reduction initiatives at the Omaha facility of Connectivity Solutions Manufacturing, Inc., our wholly owned manufacturing subsidiary. These initiatives were announced in October 2004 and implementation began during the fourth quarter of 2004. Included in the restructuring costs for the three and six months ended June 30, 2005 were ongoing process improvement costs of

$1.3 million and $2.9 million, respectively, which consisted of consulting and other costs associated with modifying manufacturing operations; asset impairment charges of $0.5 million and $2.2 million, respectively, related to equipment that was no longer in use and included $0.6 million during the six months ended June 30, 2005 related to a warehouse which was classified as held for sale; and reversal of reserves for employee-related costs of $0.3 million and $1.5 million, respectively, as a result of fewer reductions in personnel than we had initially projected, primarily due to higher than anticipated levels of business volume.

While the implementation of these initiatives is essentially complete, we anticipate that we will recognize additional pretax restructuring charges of up to $1 million during the balance of 2005.

There continues to be excess real estate and equipment capacity at the Omaha facility. Management is continuing to evaluate alternatives for such excess capacity and additional charges, which could be material to our results of operations and financial position, may result from such evaluation.

Loss on early extinguishment of debt

We recognized a $5.0 million pretax loss during the six months ended June 30, 2004 on the early extinguishment of our 4% convertible subordinated notes. This loss includes premiums paid and accrued to note holders in the amount of $3.1 million and the write-off of the remaining balance of related long-term financing costs in the amount of $1.9 million.

Net interest expense

The decrease in net interest expense for the three and six months ended June 30, 2005 compared to the prior year was primarily due to the impact of having repurchased or redeemed all $172.5 million aggregate principal amount of our 4% convertible subordinated notes in March and April 2004 with proceeds from our issuance of $250 million of 1% convertible senior subordinated debentures in March 2004. The decrease is also attributable to the repayment of borrowings under the term loan and revolving credit facility of our senior secured credit facility used to finance a portion of the acquisition of Connectivity Solutions. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, decreased to 2.63% as of June 30, 2005 compared to 2.70% as of December 31, 2004. This decrease in our effective interest rate was mainly due to a reduction in the interest rate on the term loan as a result of the June 27, 2005 amendment to the senior secured credit facility (see Financing Activities section below), which was substantially offset by increases in LIBOR and other short-term interest rates.

Increases in interest income resulting from higher average balances of invested funds and higher short-term interest rates also contributed to the decrease in net interest expense.

Income taxes

Our effective income tax rate was 29% and 28% for the three and six months ended June 30, 2005, respectively, compared to 35% and 36% for the three and six months ended June 30, 2004, respectively. The reduction in our effective income tax rate was primarily due to continuing benefits derived from our expanded international activities in lower tax rate jurisdictions.

OFS BrightWave, LLC

On June 14, 2004 we exercised our contractual right to sell our ownership interest in OFS BrightWave, LLC (“OFS BrightWave”) to The Furukawa Electric Co. Ltd. (“Furukawa”) in exchange for the approximately 7.7 million shares of our common stock owned by Furukawa which had a fair value of $132.3 million as of the transaction date.

As a result of the transaction, we no longer own any equity interest in OFS BrightWave. The OFS BrightWave transaction resulted in a pretax gain of $121.3 million ($76.4 million net of tax). This gain represents (1) the fair value of the common stock received by us in exchange for the transfer of our ownership interest to Furukawa, plus (2) the realized gain from our cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) an $11.1 million impairment charge related to fully impairing the $30 million note receivable from OFS BrightWave. This transaction does not affect our right to receive full payment from OFS BrightWave under the $30 million note due in 2006, based on its original terms.

For the three and six months ended June 30, 2004, our share of the losses of OFS BrightWave through June 14, 2004 was approximately $0.9 million and $2.3 million, pretax, respectively. Since OFS BrightWave elected to be taxed as a partnership, we recorded a tax benefit related to our share in the flow-through losses of approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Our principal sources of liquidity, both on a short-term and long-term basis, are cash and cash equivalents, short-term investments, cash flows provided by operations and availability under credit facilities. A reduction in sales and profitability could reduce cash provided by operations and limit availability under credit facilities. In addition, increases in working capital, excluding cash, cash equivalents and short-term investments, related to increasing sales could reduce our operating cash flows in the short term until cash collections of accounts receivable catch up to the higher level of billings.

	As of
	June 30,	December 31,	Dollar	%
	2005	2004	Change	Change
Cash, cash equivalents and short-term investments	$187.2	$177.3	$9.9	5.6%
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	166.3	127.2	39.1	30.7
Long-term debt, including current portion	303.8	310.3	(6.5)	(2.1)
Book capital structure	779.3	759.8	19.5	2.6
Long-term debt as a percentage of book capital structure	39.0%	40.8%

The increase in cash, cash equivalents and short-term investments during the six months ended June 30, 2005 was primarily driven by net cash provided by operations. A more detailed discussion of operating activities is provided below. The increase in working capital was primarily attributable to an increase in accounts receivable and the reclassification of certain property, plant and equipment to other current assets. The increase in accounts receivable was primarily the result of a change in our credit terms for certain customers to reduce the prompt payment discount. In conjunction with the ongoing restructuring initiatives at our Omaha facility, we have reclassified assets with a net carrying value of approximately $10.2 million from property, plant and equipment to other current assets as a result of their being considered held for sale.

	Six months ended
	June 30,		Dollar	%
	2005	2004	Change	Change
Net cash provided by operating activities	$27.1	$58.0	$(30.9)	(53.3)%
Depreciation and amortization	30.6	30.3	0.3	1.0
Increase (decrease) in working capital, excluding cash, current portion of long-term debt, and acquisition of Connectivity Solutions working capital	39.1	(36.4)	75.5	207.4
Capital expenditures	13.4	4.5	8.9	198.8

Operating Activities

During the six months ended June 30, 2005, operating activities provided approximately $27.1 million in cash compared to providing $58.0 million during the six months ended June 30, 2004. Cash generated from operations during the six months ended June 30, 2004 was positively impacted by a decrease in working capital as we worked to reduce inventory balances, primarily in our SYSTIMAX product group, to a more appropriate level. During the six months ended June 30, 2005, net income of $21.8 million, depreciation and amortization of $30.6 million and an increase in accounts payable and accrued liabilities of $16.7 million more than offset a $42.4 million increase in accounts receivable. The increase in accounts receivable can be primarily attributed to a change in credit terms for certain customers to reduce the prompt payment discount as well as seasonal trends. The change in credit practices was implemented in January 2005.

We expect to generate net cash from operations during 2005, primarily due to increased margins from sales of certain product groups. In addition, we will continue to focus on enhancing global operational efficiency, sales growth from our product groups and the further integration of the Connectivity Solutions business.

Investing Activities

We generated $11.5 million in cash from proceeds of maturing investment securities during the six months ended June 30, 2005. Investment in property, plant and equipment for the six months ended June 30, 2005 was $9.0 million higher than the comparable prior year period. Construction of our new manufacturing facility in Asia, that will provide additional production capability, and continuing information technology initiatives were the primary reasons for the increase in capital expenditures during the first six months of 2005.

We currently expect total capital expenditures to be $30 million or less in 2005 compared to $13.2 million in 2004. The expected increase in capital spending is primarily for cost reduction efforts, information technology initiatives and additional production capability in Asia. We expect total capital expenditures to remain at a level below consolidated depreciation and amortization expense for the next several years.

Financing Activities

During the six months ended June 30, 2005, we reduced the principal balance of our outstanding long-term debt by $6.5 million in accordance with the scheduled maturities outlined in our respective debt agreements.

On June 27, 2005, our senior secured credit facility was amended to, among other things, extend the maturity date of the $110 million revolving credit facility from January 31, 2009 to January 31, 2010; reduce the interest rate on the $75 million term loan to, at our option, either the London Interbank Offered Rate (“LIBOR”) plus 1.50% to 2.00%, or the Base Rate, defined as the higher of Prime Rate or Federal Base Rate plus 0.50%, plus 0.00% to 0.75%, in each case based on our fixed charge coverage ratio; reduce the interest rate on the revolving credit facility to, at our option, either LIBOR plus 1.25% to 1.75%, or the Base Rate plus 0.00% to 0.50%, in each case based on our fixed charge coverage ratio; and loosen certain financial and other covenants.

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service and employee benefit obligations. We contributed $3.4 million to defined benefit pension plans during the six months ended June 30, 2005 and expect to make additional contributions of approximately $5.0 million during 2005, of which $3.0 million was contributed during July 2005. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.

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

There were no material changes in our contractual obligations during the quarter ended June 30, 2005.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, transition, outlook, revenues, earnings, margins, accretion, synergies and other financial items, integration and restructuring plans related to our acquisition of substantially all of the assets and certain liabilities of the Connectivity Solutions business, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes,” “think,” “thinks” and “scheduled” and similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, the challenges of integration and restructuring associated with the acquisition of Connectivity Solutions or any future acquisition or restructuring, including cost reduction plans at CSMI’s Omaha, Nebraska facility; the challenges of achieving anticipated synergies; the ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; customer demand for our products, applications and services; expected demand from major domestic MSOs; telecommunications industry capital spending; ability to maintain successful relationships with our major distributors; industry consolidation; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; changes or fluctuations in global business conditions; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials, especially those that are available only from limited sources; ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and the ability to retain customers; possible production disruption due to supplier bankruptcy, reorganization or restructuring; variability in our effective tax rate; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; successful operation of our vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth and earnings goals; ability to achieve reductions in costs; ability to retain and attract key personnel; developments in technology; intellectual property protection; product performance issues and associated warranties; adequacy and availability of insurance; regulatory changes affecting us or the industries we serve; any changes required by the Securities and Exchange Commission in connection with its review of our public filings; authoritative changes in generally accepted accounting principles by standard-setting bodies; environmental remediation issues; terrorist activity or armed conflict; political instability; major health concerns and other factors; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER  INFORMATION

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Meeting”) on May 6, 2005. Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 54,526,688 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 50,904,884 shares voted in person or by proxy, constituting a quorum.

At the Meeting, two of the Company’s directors were elected for three-year terms ending at the 2008 Annual Meeting of Stockholders by the vote set forth below:

Name of Director	Votes For	Votes Withheld
June E. Travis	48,778,458	2,126,426
James N. Whitson	48,765,779	2,139,105

The Company’s other six directors, whose terms of office continue after the Meeting with terms expiring at the annual meetings in parentheses after their names, are Frank M. Drendel (2006), Duncan M. (“Lauch”) Faircloth (2006), Richard C. Smith (2006), Boyd L. George (2007), George N. Hutton, Jr. (2007), and Katsuhiko (Kat) Okubo (2007).

A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the 2005 fiscal year by the Audit Committee of the Board of Directors of the Company was approved by 50,508,858 votes cast in favor, 357,468 votes cast against and 38,558 votes abstaining.

ITEM 6.                EXHIBITS

10.1

First Amendment to Amended and Restated Credit and Security Agreement, dated as of June 27, 2005, among CommScope, Inc. of North Carolina, CommScope Solutions, Inc., and Connectivity Solutions Manufacturing, Inc. as Borrowers, Wachovia Bank, National Association as Agent, Fleet Capital Corporation as Syndication Agent, General Electric Capital Corporation, Harris N.A. (successor by merger to Harris Trust and Savings Bank) and PNC Bank as Documentation Agents, and the Lenders signatory thereto (Incorporated by reference from the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 1 12929)).

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

COMMSCOPE, INC.
August 5, 2005	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant