Form 10-Q
period 2005-09-30
COMMSCOPE INC
filed 2005-11-07
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of October 28, 2005 there were 55,010,974 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
September 30, 2005
Table of Contents

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$345,613	$309,090	$991,378	$857,100

Operating costs and expenses:
Cost of sales	251,077	231,101	736,071	669,550
Selling, general and administrative	51,260	51,510	159,158	139,237
Research and development	6,789	7,397	22,996	20,408
In-process research and development charges	—	90	—	3,984
Acquisition-related transition and startup costs	—	215	—	8,196
Restructuring costs	16,553	—	20,128	—
Total operating costs and expenses	325,679	290,313	938,353	841,375

Operating income	19,934	18,777	53,025	15,725
Other income (expense), net	179	603	(490)	(282)
Loss on early extinguishment of debt	—	—	—	(5,029)
Interest expense	(1,975)	(2,133)	(6,342)	(7,332)
Interest income	1,286	810	3,434	1,734

Income before income taxes, equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction	19,424	18,057	49,627	4,816
Income tax benefit (expense)	(7,902)	(2,974)	(16,267)	2,967

Income before equity in losses of OFS BrightWave, LLC and net gain on OFS BrightWave, LLC transaction	11,522	15,083	33,360	7,783
Equity in losses of OFS BrightWave, LLC, net of tax of $865	—	—	—	(1,393)
Net gain on OFS BrightWave, LLC transaction, net of tax of $44,890	—	—	—	76,437
Net income	$11,522	$15,083	$33,360	$82,827

Net income per share:
Basic	$0.21	$0.28	$0.61	$1.42
Assuming dilution	$0.18	$0.23	$0.52	$1.24

Weighted average shares outstanding:
Basic	54,821	54,018	54,632	58,335
Assuming dilution	67,746	67,231	67,496	67,791

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited — In thousands, except share amounts)

	September 30,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$135,716	$99,631
Short-term investments	78,578	77,620
Total cash, cash equivalents and short-term investments	214,294	177,251

Accounts receivable, less allowance for doubtful accounts of $14,785 and $12,761, respectively	169,039	122,612
Inventories	120,529	108,342
Prepaid expenses and other current assets	26,419	13,244
Deferred income taxes	28,325	26,644
Total current assets	558,606	448,093

Property, plant and equipment, net	265,164	311,453
Goodwill	151,359	151,384
Other intangibles, net	73,058	82,315
Deferred income taxes	14,537	17,341
Other assets	17,789	19,993

Total Assets	$1,080,513	$1,030,579

Liabilities and Stockholders’ Equity

Accounts payable	$73,110	$52,898
Other accrued liabilities	89,758	90,775
Current portion of long-term debt	13,000	13,000
Total current liabilities	175,868	156,673

Long-term debt	287,550	297,300
Pension and postretirement benefit liabilities	90,123	90,620
Other noncurrent liabilities	32,967	36,523
Total Liabilities	586,508	581,116

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at September 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 65,204,203 at September 30, 2005 and 64,687,745 at December 31, 2004; Issued and outstanding shares: 55,004,203 at September 30, 2005 and 54,487,745 at December 31, 2004	652	647
Additional paid-in capital	440,542	432,839
Retained earnings	200,070	166,710
Accumulated other comprehensive loss	(1,724)	(5,198)
Treasury stock, at cost: 10,200,000 shares at September 30, 2005 and December 31, 2004	(145,535)	(145,535)
Total Stockholders’ Equity	494,005	449,463

Total Liabilities and Stockholders’ Equity	$1,080,513	$1,030,579

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited — In thousands)

	Nine Months Ended
	September 30,
	2005	2004

Operating Activities:
Net income	$33,360	$82,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,469	45,161
In-process research and development charges	—	3,984
Gain on OFS BrightWave, LLC transaction, pretax	—	(132,425)
Impairment of note receivable from OFS BrightWave, LLC, pretax	—	11,098
Equity in losses of OFS BrightWave, LLC, pretax	—	2,258
Restructuring costs related to fixed asset impairment	17,034	—
Accelerated vesting of stock options	226	—
Deferred income taxes	1,638	24,082
Tax benefit from stock option exercises	1,049	1,991
Changes in assets and liabilities:
Accounts receivable	(46,406)	(24,646)
Inventories	(11,984)	40,007
Prepaid expenses and other current assets	(2,204)	446
Accounts payable and other accrued liabilities	18,979	34,461
Other noncurrent liabilities	(1,909)	10,062
Other	529	(1,188)
Net cash provided by operating activities	55,781	98,118

Investing Activities:
Additions to property, plant and equipment	(16,350)	(7,753)
Acquisition of Connectivity Solutions	653	(260,418)
Net (investment in) proceeds from short-term investments	(958)	37,095
Proceeds from disposal of fixed assets	1,706	3,926
Net cash used in investing activities	(14,949)	(227,150)

Financing Activities:
Proceeds from issuance of long-term debt	—	100,000
Principal payments on long-term debt	(9,750)	(38,750)
Proceeds from issuance of convertible notes	—	250,000
Repayment of convertible notes	—	(172,500)
Long-term financing costs	(306)	(10,730)
Proceeds from exercise of stock options	6,402	10,907
Net cash provided by (used in) financing activities	(3,654)	138,927

Effect of exchange rate changes on cash	(1,093)	18

Change in cash and cash equivalents	36,085	9,913
Cash and cash equivalents, beginning of period	99,631	110,358
Cash and cash equivalents, end of period	$135,716	$120,271

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(Unaudited — In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2005	2004

Number of common shares outstanding:
Balance at beginning of period	54,487,745	59,318,276
Issuance of shares to Avaya Inc.	—	1,761,538
Repurchase of shares from Furukawa	—	(7,656,900)
Issuance of shares for stock option exercises	514,458	905,554
Issuance of shares to nonemployee directors	2,000	—
Balance at end of period	55,004,203	54,328,468

Common stock:
Balance at beginning of period	$647	$619
Issuance of shares to Avaya Inc.	—	18
Issuance of shares for stock option exercises	5	8
Balance at end of period	$652	$645

Additional paid-in capital:
Balance at beginning of period	$432,839	$384,889
Issuance of shares to Avaya Inc.	—	32,335
Issuance of shares for stock option exercises	6,397	10,899
Tax benefit from stock option exercises	1,050	1,991
Issuance of shares to nonemployee directors	30	—
Accelerated vesting of stock options	226	—
Balance at end of period	$440,542	$430,114

Retained earnings:
Balance at beginning of period	$166,710	$90,955
Net income	33,360	82,827
Balance at end of period	$200,070	$173,782

Accumulated other comprehensive loss:
Balance at beginning of period	$(5,198)	$(7,533)
Other comprehensive income (loss), net of tax	3,474	(718)
Balance at end of period	$(1,724)	$(8,251)

Treasury stock, at cost:
Balance at beginning of period	$(145,535)	$(13,224)
Treasury shares repurchased	—	(132,311)
Balance at end of period	$(145,535)	$(145,535)

Total stockholders’ equity	$494,005	$450,755

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Comprehensive income:
Net income	$11,522	$15,083	$33,360	$82,827
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) - foreign subsidiaries	(1,176)	(1,064)	(5,176)	(284)
Foreign currency transaction gain (loss) on long-term intercompany loans - foreign subsidiaries	2,791	3,278	7,473	(131)
Gain (loss) on derivative financial instrument designated as a net investment hedge	36	(306)	1,177	(303)
Total other comprehensive income (loss), net of tax	1,651	1,908	3,474	(718)

Total comprehensive income	$13,173	$16,991	$36,834	$82,109

See notes to condensed consolidated financial statements.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited - In Thousands, Unless Otherwise Noted)

1.                                      BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc. and its wholly-owned subsidiaries (“CommScope” or the “Company”) is a world leader in the design and manufacture of cable and connectivity solutions for communications networks.  The Company focuses on the “last mile” in communications networks, which is the distribution access, or final link to the customer.  Through the acquisition of substantially all of the assets and the assumption of certain liabilities of the Connectivity Solutions business (“Connectivity Solutions”) of Avaya, Inc. (“Avaya”) as of January 31, 2004 (see Note 2), the Company became a global leader in structured cabling for business enterprise applications.  The Company is also a global leader in broadband coaxial cables for the cable television industry.  The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications.  In addition, the Company is a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying condensed consolidated financial statements for the nine months ended September 30, 2004 include the results of Connectivity Solutions from January 31, 2004, the date of the Connectivity Solutions acquisition (see Note 2).  In addition, the condensed consolidated results of operations for the nine months ended September 30, 2004 include the results of operations of OFS BrightWave, LLC (“OFS BrightWave”) through June 14, 2004, the date CommScope disposed of its equity interest in OFS BrightWave (see Note 6).

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).  There were no changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2005.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2004 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 audited consolidated financial statements and notes thereto included in the 2004 Form 10-K.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (“Anixter”) accounted for approximately 30% and 33% of the Company’s total net sales during the three and nine months ended September 30, 2005, respectively, and approximately 40% and 35% of the Company’s total net sales during the three and nine months ended September 30, 2004, respectively.  Sales to Anixter primarily originate within the Enterprise segment.  No other customer accounted for 10% or more of the Company’s total net sales for the three and nine months ended September 30, 2005 and 2004.

Accounts receivable from Anixter represented approximately 32% of net accounts receivable as of September 30, 2005.  No other customer accounted for 10% or more of the Company’s net accounts receivable as of September 30, 2005.

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

Activity in the product warranty accrual, included in other accrued liabilities, for the three and nine months ended September 30, 2005 consisted of the following:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Product warranty accrual, beginning of period	$1,329	$1,531
Provision for warranty claims	86	131
Less: warranty claims paid	(46)	(293)
Product warranty accrual, end of period	$1,369	$1,369

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

Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income for basic net income per share	$11,522	$15,083	$33,360	$82,827
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	665	1,887	1,377
Income available to common shareholders for diluted net income per share	$12,151	$15,748	$35,247	$84,204

Denominator:
Weighted average number of common shares outstanding for basic net income per share	54,821	54,018	54,632	58,335
Effect of dilutive securities:
Employee stock options (a)	1,431	1,719	1,370	1,486
1% convertible senior subordinated debentures due 2024	11,494	11,494	11,494	7,970
Weighted average number of common and potential common shares outstanding for diluted net income per share	67,746	67,231	67,496	67,791

(a)          Options to purchase approximately 1.9 million and 0.6 million common shares were excluded from the computation of net income per share, assuming dilution, for the three months ended September 30, 2005 and 2004, respectively, and options to purchase approximately 3.0 million and 0.7 million common shares were excluded from the computation of net income per share, assuming dilution, for the nine months ended September 30, 2005 and 2004, respectively, because they would have been antidilutive.

Stock Options

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option pricing model:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$11,522	$15,083	$33,360	$82,827
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	8,613	1,863	12,212	5,311

Pro forma net income for basic net income per share	2,909	13,220	21,148	77,516

Add: Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	665	1,887	1,377

Pro forma net income for diluted net income per share	$3,538	$13,885	$23,035	$78,893

Net income per share:
Basic—as reported	$0.21	$0.28	$0.61	$1.42
Basic—pro forma	$0.05	$0.24	$0.39	$1.33

Diluted—as reported	$0.18	$0.23	$0.52	$1.24
Diluted—pro forma	$0.05	$0.20	$0.34	$1.15

On August 10, 2005, the Compensation Committee of the Company’s Board of Directors amended certain stock option agreements with employees to accelerate the vesting of certain outstanding unvested stock options.  Unvested options to purchase 2.1 million shares with an average exercise price of $17.54 per share became exercisable as a result of the vesting acceleration.  The intrinsic value of the stock options on the acceleration date was $2.6 million. As a result of this acceleration of vesting, the Company will not recognize compensation expense associated with these options in future periods, under SFAS No. 123(R), “Share-Based Payment,” which becomes effective for the Company in 2006. Pro forma net income presented in the table above for the three and nine months ended September 30, 2005 includes $7.0 million, net of tax, of additional compensation expense determined under the fair value-based method as a result of the accelerated vesting of stock options.

The Company recorded a non-cash compensation charge as a result of the accelerated vesting of approximately $0.2 million in the three months ended September 30, 2005.  This charge relates to the intrinsic value as of the acceleration date and is based on an estimate of what would have been forfeited had the vesting not been accelerated.  In determining the estimated forfeiture rates of the stock options, the Company reviewed the unvested options’ original life, time remaining to vest and historical turnover rates.  The compensation charge will be adjusted in future periods based on actual employee turnover.

Impact of Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards related to the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This revised standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC amended the effective date to allow companies to implement this standard at the beginning of their next fiscal year beginning after June 15, 2005.  CommScope does not anticipate a material impact on its consolidated statement of operations upon implementation of this standard due to the accelerated vesting of certain stock options in August 2005 (see “Stock Options” section within this Note).  However, the Company believes that this statement will have a material impact if additional stock options are granted.  The pro forma effects on net income and net income per share related to the application of this standard had CommScope applied fair value recognition provisions for the three and nine months ended September 30, 2005 and 2004 are reported within this Note in the section titled “Stock Options.”

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods.  The reporting of a change in accounting principle as a cumulative adjustment to net income in the period of the change, as was previously permitted under APB Opinion No. 20, will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Correction of an error in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The Company does not expect SFAS No. 154 to have a material effect, if any, on its consolidated financial statements.

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

CommScope’s consolidated results of operations for the nine months ended September 30, 2004 include the results of operations of the Connectivity Solutions business for the eight-month period from February 1, 2004 through September 30, 2004.  The following table presents pro forma consolidated results of operations for CommScope for the nine months ended September 30, 2004, as though the acquisition of Connectivity Solutions had been completed as of January 1, 2004.  This pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of January 1, 2004 and is based on the historical results of the Connectivity Solutions business as a division of Avaya for the month of January 2004. Therefore, the pro forma information may not be indicative of the actual results of the Connectivity Solutions business when operated as part of CommScope.  Moreover, the pro forma information does not reflect all of the changes that may result from the acquisition, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; challenges of achieving anticipated synergies; ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; and customer demand for Connectivity Solutions products.  The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required.  Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of January 1, 2004 or that may be achieved in the future.

Nine Months
Ended
September 30, 2004

Pro forma revenue	$882,810
Pro forma net income	75,762
Pro forma net income per share	1.13

These pro forma results reflect the elimination of intercompany sales and immaterial adjustments for interest expense, depreciation, amortization and related income taxes.  These pro forma results also include an estimate of $4.0 million, pretax, for corporate overhead costs that would have been allocated by Avaya to the Connectivity Solutions business during January 2004.  During the eight-month period from February 1, 2004 through September 30, 2004, CommScope incurred corporate overhead costs of approximately $5.4 million on behalf of Connectivity Solutions.

The pro forma net income and net income per share for the nine months ended September 30, 2004 include certain material unusual charges incurred during the period, as listed below on a pretax basis:

Impact of inventory purchase accounting adjustments	$14,628
Acquisition-related in-process research and development charges	3,984
Acquisition-related transition and startup costs	8,196
Loss on early extinguishment of debt	5,029

3.                                      INVENTORIES

	September 30,	December 31,
	2005	2004

Raw materials	$45,661	$40,250
Work in process	25,695	22,156
Finished goods	49,173	45,936
	$120,529	$108,342

4.                                      LONG-TERM DEBT

	September 30,	December 31,
	2005	2004

Senior secured term loan	$39,750	$49,500
1% convertible senior subordinated debentures	250,000	250,000
IDA notes	10,800	10,800
	300,550	310,300
Less: current portion	(13,000)	(13,000)
	$287,550	$297,300

The Company entered into a 5-year, $185 million senior secured credit facility on January 31, 2004 in connection with its acquisition of Connectivity Solutions.  See Note 12 in the Notes to the Consolidated Financial Statements in the 2004 Form 10-K for information on the terms and conditions of the senior secured credit facility.  On June 27, 2005, the senior secured credit facility was amended to, among other things, extend the maturity date of the $110 million revolving credit facility from January 31, 2009 to January 31, 2010; reduce the interest rate on the $75 million term loan to, at the Company’s option, either the London Interbank Offered Rate (“LIBOR”) plus 1.50% to 2.00%, or the Base Rate, defined as the higher of Prime Rate or Federal Base Rate plus 0.50%, plus 0.00% to 0.75%, in each case based on the Company’s fixed charge coverage ratio; reduce the interest rate on the revolving credit facility to, at the Company’s option, either LIBOR plus 1.25% to 1.75%, or the Base Rate plus 0.00% to 0.50%, in each case based on the Company’s fixed charge coverage ratio; and make certain financial and other covenants less restrictive.

As of September 30, 2005, the Company had availability of approximately $67.5 million and no outstanding borrowings under the revolving credit facility.  The Company’s ability to borrow under the facility depends on the amount of the borrowing base, which is determined as specified percentages of eligible receivables and inventory, reduced for certain reserves and the total amount of letters of credit issued under the facility.  Management believes the Company was in compliance with all of its covenants under this facility as of September 30, 2005.

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

5.                                      RESTRUCTURING CHARGES AND EMPLOYEE TERMINATION BENEFITS

2005 Restructuring Initiatives

In August 2005, the Board of Directors of CommScope adopted global restructuring initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position.

The activity within the liability for these restructuring initiatives during the three and nine months ended September 30, 2005 was as follows:

	Employee-	Equipment	Asset
	Related	Relocation	Impairment
	Costs	Costs	Charges	Total
Activity during three and nine months ended September 30, 2005:
Beginning balance	$—	$—	$—	$—
Charge recorded	1,014	640	14,790	16,444
Cash paid	—	(640)	—	(640)
Non-cash	—	—	(14,790)	(14,790)
Balance as of September 30, 2005	$1,014	$—	$—	$1,014

Employee-related costs reflect the expected severance costs and related fringe benefits, accrued over the projected remaining service period for the affected employees.  Additional pretax employee-related costs of $9 million to $11 million are expected to be recognized during 2006.

Equipment relocation costs are recognized as the costs are incurred.  Additional pretax equipment relocation costs of $5 million to $7 million are expected to be incurred during 2006.

Asset impairment charges relate to production equipment that has been identified as excess, pending the consolidation of certain production activities in other facilities.  It is anticipated that this equipment will be sold and it has been recorded at its estimated net realizable value upon sale plus an estimate of its remaining utility while still in service.  Additional impairment charges may be incurred upon the disposition of these assets or if additional excess equipment is identified.

Approximately 85% of the restructuring costs recognized were allocable to the Enterprise segment with the remainder being primarily allocable to the Carrier segment.

2004 Restructuring Initiatives

In October 2004, the Board of Directors of Connectivity Solutions Manufacturing, Inc. (“CSMI”), a wholly-owned subsidiary of the Company, adopted organizational and cost reduction initiatives at its Omaha, Nebraska facility in order to improve its competitive position.

The activity within the liability for these restructuring initiatives during the three and nine months ended September 30, 2005 was as follows:

	Employee-	Process	Asset
	Related	Improvement	Impairment
	Costs	Costs	Charges	Total
Activity during three months ended September 30, 2005:
Beginning balance	$577	$—	$—	$577
Additional charge recorded	—	90	19	109
Cash paid	(193)	(90)	—	(283)
Non-cash	—	—	(19)	(19)
Balance as of September 30, 2005	$384	$—	$—	$384

Activity during nine months ended September 30, 2005:
Beginning balance	$4,132	$—	$—	$4,132
Additional charge recorded	—	2,943	2,244	5,187
Cash paid	(2,245)	(2,943)	—	(5,188)
Non-cash	—	—	(2,244)	(2,244)
Reversal of reserves	(1,503)	—	—	(1,503)
Balance as of September 30, 2005	$384	$—	$—	$384

Included in the asset impairment charge recorded during the nine months ended September 30, 2005 is approximately $575 related to a warehouse building that is no longer in use.  The warehouse has been classified as held for sale ($10.2 million) and is carried at estimated fair value less costs to sell and reported in other current assets as of September 30, 2005.  The remainder of the asset impairment charge relates to equipment that is no longer used in production and has been scrapped or sold.

A portion of the reserves established in 2004 for employee-related costs was released during the nine months ended September 30, 2005.  There were fewer reductions in personnel under the initiatives than had been initially projected by the Company, primarily due to higher than anticipated levels of business volume for certain products.

Approximately 60% of the net restructuring costs recognized were allocable to the Enterprise segment with the remainder being allocable to the Carrier segment.  While the implementation of these restructuring initiatives is essentially complete, the Company may incur an immaterial level of additional charges during the balance of 2005 related to these initiatives.

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

This transaction does not affect CommScope’s right to receive full payment of principal and interest from OFS BrightWave under a $30 million note due in November 2006, based on its original terms.  As of the transaction date, CommScope determined that there was an other-than-temporary impairment in the carrying value of the note and recognized a pretax impairment charge of $11.1 million as a reduction of the gain on the OFS BrightWave transaction, thereby reducing the carrying value of the note to zero.  CommScope has continued to receive quarterly interest payments in accordance with the terms of the note.

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

CommScope’s share of the losses of OFS BrightWave for the period from January 1, 2004 through June 14, 2004 has been included in the Company’s condensed consolidated financial statements.   These results are net of elimination of intercompany profit in the amount of $30, net of tax, related to interest payments received from OFS BrightWave under the $30 million note.  OFS BrightWave has elected to be taxed as a partnership; therefore, the Company’s income tax benefit from flow-through losses has been recorded based on the Company’s tax rates.

The following table provides summary financial information for OFS BrightWave:

Period from
January 1 through
June 14, 2004
Net revenues	$40,497
Gross profit	(8,612)
Net loss	(20,860)

7.                                      DERIVATIVES AND HEDGING ACTIVITIES

As of September 30, 2005 and 2004, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros, which was designated and documented at inception as a net investment hedge of a portion of the Company’s net investment in its Belgian subsidiary.  The hedging instrument was effective as of September 30, 2005 and 2004, and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.  The fair value of the derivative instrument, reflected in other noncurrent liabilities, was approximately $6.3 million and $8.4 million as of September 30, 2005 and December 31, 2004, respectively.

There were no material reclassifications from other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2005 and 2004.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss consisted of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Accumulated net loss on derivative instruments, beginning of period	$(4,575)	$(3,978)	$(5,716)	$(3,981)

Net gain (loss) on derivative financial instrument designated as a net investment hedge	36	(306)	1,177	(303)

Accumulated net loss on derivative instruments, end of period	$(4,539)	$(4,284)	$(4,539)	$(4,284)

During the three months ended September 30, 2005 and 2004, the income tax expense (benefit) related to the gain (loss) on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income (loss) was $21 and $(179), respectively.  During the nine months ended September 30, 2005 and 2004, the income tax expense (benefit) related to the gain (loss) on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income (loss) was $691 and $(178), respectively.

8.                                      SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2005	2004
Cash paid during the period for:
Income taxes	$20,666	$10,270
Interest	5,366	5,706

Noncash investing and financing activities:
Fair value of CommScope, Inc. common stock received from Furukawa in exchange for CommScope’s transfer of its investment in OFS BrightWave	$—	$132,311
Fair value of CommScope, Inc. common stock issued as partial consideration for Connectivity Solutions acquisition	—	32,853
Fair value, less costs to sell, of assets held for sale transferred from property, plant and equipment to other current assets	10,190	—

9.                                      SEGMENTS

During 2004, following the acquisition of Connectivity Solutions, the Company’s management evaluated the results of operations in two reportable business segments: the Cable segment, which was the same as CommScope’s cable business prior to the acquisition of Connectivity Solutions, and the Connectivity Solutions segment, which was the Connectivity Solutions business that was acquired as of January 31, 2004.

During the first quarter of 2005, as a result of the continued integration of the Connectivity Solutions business into the Company’s global operations and financial reporting systems, management changed the reportable segments used to evaluate the Company’s results of operations.  The new reportable segments that have been identified are defined by major product category as follows: Enterprise, Broadband and Carrier.  Results for the three and nine months ended September 30, 2004, which include the results of the Connectivity Solutions business for the period from February 1, 2004 through September 30, 2004, have been restated to conform to the new reportable segments.

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

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters and structured cabling solutions for telephone central offices.  These products are primarily used by telecommunications service providers or “carriers.”

The following tables provide summary financial information for these reportable segments as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 (in millions):

	As of	As of
	September 30,	December 31,
	2005	2004
Identifiable segment related assets:
Enterprise	$355.8	$337.4
Broadband	342.6	353.1
Carrier	107.1	98.9
Total identifiable segment related assets	805.5	789.4

Reconciliation to total assets:
Cash, cash equivalents and short-term investments	214.3	177.3
Deferred income taxes	42.9	43.9
Other assets, long-term	17.8	20.0
Total assets	$1,080.5	$1,030.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales:
Enterprise	$167.9	$168.6	$499.4	$438.4
Broadband	122.3	108.3	340.3	311.9
Carrier	55.6	32.6	153.4	108.1
Inter-segment eliminations	(0.2)	(0.4)	(1.7)	(1.3)
Consolidated net sales	$345.6	$309.1	$991.4	$857.1

Operating income (loss):
Enterprise	$5.7	$25.5	$36.8	$23.8
Broadband	13.9	7.1	26.2	23.0
Carrier	0.3	(13.8)	(10.0)	(31.1)
Consolidated operating income	$19.9	$18.8	$53.0	$15.7

Operating income for the three and nine months ended September 30, 2005 includes restructuring costs of $16.6 million and $20.1 million, respectively (see Note 5), and a $2.6 million benefit related to the replacement of an employee profit sharing plan with an enhanced 401(k) plan.  The combined net cost (benefit) of these two items on operating income for the three and nine months ended September 30, 2005 is $13.6 million and $15.7 million, respectively, for the Enterprise segment,  $(1.4) million for the Broadband segment and $1.8 million and $3.2 million, respectively, for the Carrier segment.

10.                               EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended
	September 30,
	2005	2004	2005	2004

Service cost	$977	$870	$1,043	$1,008
Interest cost	1,560	1,322	1,077	1,158
Recognized actuarial loss	—	—	(92)	108
Amortization of transition obligation	10	10	—	—
Return on plan assets	(1,578)	(1,333)	(130)	(151)
Net periodic benefit cost	$969	$869	$1,898	$2,123

	Nine Months Ended
	September 30,
	2005	2004	2005	2004

Service cost	$2,951	$2,306	$3,139	$3,204
Interest cost	4,695	3,538	3,306	3,428
Recognized actuarial loss	—	—	(95)	515
Amortization of transition obligation	31	30	—	—
Return on plan assets	(4,743)	(3,562)	(392)	(403)
Net periodic benefit cost	$2,934	$2,312	$5,958	$6,744

The Company contributed approximately $5.9 million and $9.2 million to its pension plans during the three and nine months ended September 30, 2005, respectively, and anticipates making additional contributions of approximately $0.2 million to these plans during 2005.  The Company contributed approximately $0.3 million and $1.0 million to the postretirement benefit plans during the three and nine months ended September 30, 2005, respectively, and anticipates making additional contributions of approximately $0.3 million to these plans during 2005.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2005 and 2004 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2004 Annual Report on Form 10-K.

Overview

We, through our wholly-owned subsidiaries, are a world leader in the design and manufacture of cable and connectivity solutions for communications networks. We focus on the “last mile” in communications networks, which is the distribution access, or final link to the customer. Through our acquisition of the Connectivity Solutions business (“Connectivity Solutions”) of Avaya, Inc. (“Avaya”) on January 31, 2004, we became a global leader in structured cabling for business enterprise applications. We are also a global leader in broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

During 2004, following the acquisition of Connectivity Solutions, management evaluated the results of operations in two reportable business segments: the Cable segment, which was the same as our cable business prior to the acquisition of Connectivity Solutions, and the Connectivity Solutions segment, which was the Connectivity Solutions business that was acquired as of January 31, 2004.

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

In August 2005, the Company’s Board of Directors adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position.  Implementation of the initiatives includes improving the efficiency of certain manufacturing processes, shifting production among our global facilities and the expected closing of a manufacturing facility in Scottsboro, Alabama in late 2006.  Implementation of the initiatives is expected to be completed by early 2007.  While we expect to realize annualized pretax savings of $35 to $40 million once the initiatives are fully implemented, if we are unable to successfully complete the implementation, our results of operations could be materially adversely affected.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2004 Annual Report on Form 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

	Three Months Ended September 30,
	2005		2004
		% of		% of
	$	Net	$	Net	Dollar	%
	(millions)	Sales	(millions)	Sales	Change	Change

Net sales	$345.6	100.0%	$309.1	100.0%	$36.5	11.8%
Gross profit	94.5	27.4	78.0	25.2	16.5	21.2
SG&A expense	51.3	14.8	51.5	16.7	(0.2)	(0.4)
R&D expense	6.8	2.0	7.4	2.4	(0.6)	(8.1)
Acquisition-related transition and startup costs	—	—	0.2	0.1	(0.2)	—
Restructuring costs	16.6	4.8	—	—	16.6	—
Net income	11.5	3.3	15.1	4.9	(3.6)	(23.8)
Net income per diluted share	$0.18		$0.23		$(0.5)

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	$	Net	$	Net	Dollar	%
	(millions)	Sales	(millions)	Sales	Change	Change

Net sales	$991.4	100.0%	$857.1	100.0%	$134.3	15.7%
Gross profit	255.3	25.8	187.5	21.9	67.8	36.2
SG&A expense	159.2	16.1	139.2	16.2	20.0	14.4
R&D expense	23.0	2.3	20.4	2.4	2.6	12.7
In-process research and development charges	—	—	4.0	0.5	(4.0)	—
Acquisition-related transition and startup costs	—	—	8.2	1.0	(8.2)	—
Restructuring costs	20.1	2.0	—	—	20.1	—
Net gain on OFS BrightWave, LLC transaction, net of tax	—	—	76.4	8.9	(76.4)	—
Net income	33.4	3.4	82.8	9.7	(49.4)	(59.7)
Net income per diluted share	$0.52		$1.24		$(0.72)

Effective January 31, 2004, we acquired substantially all of the assets and assumed certain liabilities of Connectivity Solutions from Avaya and the Connectivity Solutions operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the consolidated results for the nine months ended September 30, 2004 include the operating results of Connectivity Solutions for the eight-month period from February 1, 2004 through September 30, 2004. However, the consolidated results reflected above for the nine months ended September 30, 2004 do not include any actual or pro forma results for January 2004 for the Connectivity Solutions business. This information should be considered when comparing to financial results of 2005. See Note 2 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Net sales

Below is a summary that reflects our actual net sales for the three months ended September 2005 and 2004.

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004		Dollar Change	% Change
(dollars in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Net sales by segment:
Enterprise	$167.9	48.6%	$168.6	54.5%	$(0.7)	(0.4)%
Broadband	122.3	35.4	108.3	35.0	14.0	12.9
Carrier	55.6	16.1	32.6	10.6	23.0	70.6
Inter-segment eliminations	(0.2)	(0.1)	(0.4)	(0.1)	0.2
Consolidated net sales	$345.6	100.0%	$309.1	100.0%	$36.5	11.8%

Total domestic sales	$233.2	67.5%	$215.5	69.7%	$17.7	8.2%
Total international sales	112.4	32.5	93.6	30.3	18.8	20.1
Total worldwide sales	$345.6	100.0%	$309.1	100.0%	$36.5	11.8%

Below is a summary that reflects our actual net sales for the nine months ended September 30, 2005 and 2004.  The net sales for the nine months ended September 30, 2004 incorporate the Connectivity Solutions net sales for the eight-month period from February 1, 2004 through September 30, 2004.  This summary also reflects pro forma net sales for the nine months ended September 30, 2004, as if Connectivity Solutions had been acquired on January 1, 2004.  The pro forma net sales of Connectivity Solutions for the one-month period ended January 31, 2004, which is included in the pro forma net sales for the nine months ended September 30, 2004, is based on the historical results of the Connectivity Solutions business as operated by Avaya and therefore may not be indicative of the actual results of the Connectivity Solutions business as operated by us.  Actual inter-segment sales eliminations for the eight-month period ended September 30, 2004 and pro forma inter-segment sales eliminations for January 2004 are included below.

	Actual				Pro forma
	Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2005		2004		2004		2005 Compared to
		% of		% of		% of	2004 Pro forma
	Net	Net	Net	Net	Net	Net	Dollar	%
(dollars in millions)	Sales	Sales	Sales	Sales	Sales	Sales	Change	Change
Net sales by segment:
Enterprise	$499.4	50.4%	$438.4	51.1%	$452.8	51.3%	$46.6	10.3%
Broadband	340.3	34.3	311.9	36.4	311.9	35.3	28.4	9.1
Carrier	153.4	15.5	108.1	12.6	119.4	13.5	34.0	28.5
Inter-segment eliminations	(1.7)	(0.2)	(1.3)	(0.1)	(1.3)	(0.1)	(0.4)
Consolidated net sales	$991.4	100.0%	$857.1	100.0%	$882.8	100.0%	$108.6	12.3%

Total domestic sales	$662.2	66.8%	$593.5	69.2%	$607.8	68.8%	$54.4	9.0%
Total international sales	329.2	33.2	263.6	30.8	275.0	31.2	54.2	19.7
Total worldwide sales	$991.4	100.0%	$857.1	100.0%	$882.8	100.0%	$108.6	12.3%

The following discussion compares net sales for the nine months ended September 30, 2005 to the pro forma net sales for the nine months ended September 30, 2004, since the actual net sales for the nine months ended September 30, 2004 would not be comparable.  However, these pro forma results may not be indicative of the actual results of the product groups of the Connectivity Solutions business as operated by us.

The increase in net sales for the three months ended September 30, 2005 over the comparable prior year period is attributed to sales growth in the Carrier and Broadband segments.  Each of the operating segments contributed to the increase in net sales for the nine months ended September 30, 2005 from the comparable prior year period.  The improvements in net sales can be attributed to the positive impact of price increases implemented for certain products during 2004 in response to significant increases in the costs of raw materials, the introduction of new products, the negative impact on net sales of actions taken by us during the first half of 2004 to reduce inventory levels of distributors of SYSTIMAX products to a more appropriate level and increased construction related to hurricane damage.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications.  The segment also includes coaxial cable for various video and data applications.

Net sales for the Enterprise segment for the three months ended September 30, 2005 were essentially flat with the comparable prior year period, reflecting increased prices for most cable products and increased international sales volume, offset by lower domestic sales due to increased competition resulting from price increases that we have put into place.

The increase in Enterprise segment net sales for the nine months ended September 30, 2005 over the comparable prior year period was primarily driven by the effect of price increases announced during 2004, improved project business, the introduction of new products, strong international sales growth and management’s decision during 2004 to reduce inventory levels of distributors to a more appropriate level. We implemented price increases for certain Enterprise products during 2004 as a result of significant increases in the cost of certain raw materials.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and global information technology spending, among other things.  Due to seasonal spending patterns, sales of Enterprise products have typically been lower in the fourth quarter than the third quarter.

Broadband Segment

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators.  These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The increase in net sales of Broadband products for the three and nine months ended September 30, 2005 over the comparable prior year periods primarily resulted from higher domestic sales for most of our product lines as well as stronger international sales.  The increase in net sales can primarily be attributed to price increases announced during 2004 for certain products in response to the significant increase in raw material costs as well as increased construction related to hurricane damage.  We expect these factors to continue to affect our business; however, due to seasonal spending patterns, sales of Broadband products have typically been lower in the fourth quarter than the third quarter.  While the sale of fiber optic products increased during the first nine months of 2005, we expect ongoing price pressure.

Carrier Segment

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters, and structured cabling solutions for telephone central offices.  These products are primarily used by telecommunications service providers or “carriers.”

The Carrier segment experienced significant net sales growth for the three and nine months ended September 30, 2005 over the comparable prior year periods primarily due to the performance of the wireless and Integrated Cabinet Solutions (“ICS”) product groups.   We have developed relationships with new customers, who are generally purchasing a higher volume of wireless products.  We have made substantial progress communicating the Cell Reach® value proposition to new and existing wireless customers, both domestically and internationally, which was the primary contributor to the increase in sales of wireless products.  The ICS business has rapidly expanded and reflects an increase in shipments related to Digital Subscriber Line (“DSL”) deployments by telephone companies.

The increase in net sales of wireless and ICS products was partially offset by a decrease in net sales of ExchangeMAX products. The decrease in ExchangeMAX sales is primarily related to the continued impact of competitive pricing pressures and weak demand for central office telecommunications equipment.  We have taken steps to eliminate selected unprofitable products and to increase prices on certain products and are evaluating strategic options for the telephone central office cable business.

While we expect sales of Carrier products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our opportunities for the ICS and wireless product groups.  We anticipate continued strong sales growth for our ICS product group primarily due to DSL deployments and fiber-to-the-node construction activity. We also expect continuing expansion in cellular telephone base stations, which provides growth opportunities for our wireless product group.

Gross profit (net sales less cost of sales)

Gross profit for the three months ended September 30, 2005 increased to 27.4% from 25.2% for the three months ended September 30, 2004.   Gross profit for the nine months ended September 30, 2005 increased to 25.8% from 21.9% for the nine months ended September 30, 2004.   The year-over-year increases in gross profit for the three and nine month periods were primarily due to the implementation of price increases on certain product lines, the positive effects of changes in sales mix among our various product lines, the ongoing cost reduction initiatives at the Omaha facility, the impact in 2004 of inventory adjustments related to the acquisition of the Connectivity Solutions business and the $1.6 million favorable impact from adjusting accrued employee benefits related to replacing an employee profit sharing plan with an enhanced 401(k) plan.  Gross profit for the nine months ended September 30, 2004 was adversely impacted by $14.6 million related to inventory purchase accounting adjustments on the Connectivity Solutions business.  These purchase accounting adjustments resulted from the write-up above replacement manufacturing cost of a portion of Connectivity Solutions’ finished goods and work in process inventory to reflect its fair value as of the acquisition date under purchase accounting guidance.  The write-up to fair value resulted in an increase in cost of sales and lower margins following the acquisition as the inventory was sold.

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

We expect additional increases in the costs of certain raw materials, such as plastics and other polymers, which are derived from oil and natural gas, and copper to result in increased cost of sales.  We have announced cable price increases for selected products that are expected to be implemented beginning in December 2005.  The inability to realize the announced price increases or to achieve higher sales volume and continued cost efficiencies to offset the increasing costs of raw materials could result in lower gross profit and gross profit margin.

Selling, general and administrative expense

The increase in selling, general and administrative expense (“SG&A”) for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the acquisition of Connectivity Solutions as of January 31, 2004.  SG&A decreased for the three month period as compared to the prior year primarily due to a $0.9 million benefit from adjusting accrued employee benefits related to replacing an employee profit sharing plan with an enhanced 401(k) plan.   Excluding the impact of this adjustment, the increases in SG&A costs are related to bringing new products to market, marketing existing products and higher employee compensation and benefit costs.

Research and development

Research and development (“R&D”) expense decreased by $0.6 million and increased by $2.6 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.   The increase for the nine months ended September 30, 2005 is primarily due to the acquisition of Connectivity Solutions as of January 31, 2004.  R&D expense is primarily related to ongoing R&D activities in developing new products and modifying existing products to better serve our customers.

In-process research and development charges

We recognized a $4.0 million pretax charge during the nine months ended September 30, 2004 for the write-off of in-process R&D acquired in our acquisition of Connectivity Solutions.  This in-process R&D was valued as an intangible asset by independent appraisal in accordance with purchase accounting guidance.  Since R&D activities are required to be expensed as incurred under U.S. generally accepted accounting principles, this acquired intangible asset was written off immediately following the acquisition date.

Acquisition-related transition and startup costs

We incurred pretax charges of $0.2 million and $8.2 million during the three and nine months ended September 30, 2004, respectively, for transition and startup costs related to the acquisition of Connectivity Solutions.  These charges primarily related to information technology, transition services and other acquisition-related costs.

We reduced the Connectivity Solutions workforce by approximately 45 employees, or 2% of the acquired business’ global workforce, during the nine months ended September 30, 2004.  The reductions were primarily related to our efforts to improve operational efficiency and reduce cost.  We recorded total pretax charges of approximately $1.6 million in acquisition-related transition and startup costs for employee termination benefits related to this workforce reduction during the nine months ended September 30, 2004.

Restructuring Costs

We recognized pretax restructuring costs of $16.6 million and $20.1 million during the three and nine months ended September 30, 2005, respectively.  The costs incurred during the three months ended September 30, 2005 were predominately related to commencing the implementation of global manufacturing initiatives that were adopted in August 2005.

Among the pretax restructuring costs incurred during the three months ended September 30, 2005 related to the global manufacturing initiatives were $14.8 million of asset impairment charges, $1.0 million of employee-related costs and $0.6 million of equipment relocation costs.  It is anticipated that additional employee-related costs of $9 to $11 million and additional equipment relocation costs of $5 to $7 million will be substantially recognized by the middle of 2006.  Additional impairment charges may be incurred upon the disposition of the assets that have been impaired or if additional excess equipment is identified.

The remainder of the restructuring costs incurred during the nine months ended September 30, 2005 resulted from the continued implementation of the organizational and cost reduction initiatives at the Omaha facility of Connectivity Solutions Manufacturing, Inc. (CSMI), our wholly-owned manufacturing subsidiary.  These initiatives were announced in October 2004 and implementation began during the fourth quarter of 2004.  Included in the restructuring costs for the nine months ended September 30, 2005 were ongoing process improvement costs of $2.9 million, which consisted of consulting and other costs associated with modifying manufacturing operations; asset impairment charges of $2.2 million related to equipment that was no longer in use and included $0.6 million related to a warehouse which was classified as held for sale; and reversal of reserves for employee-related costs of $1.5 million as a result of fewer reductions in personnel than we had initially projected, primarily due to higher than anticipated levels of business volume.

While the implementation of these CSMI initiatives is essentially complete, we may recognize an immaterial amount of additional pretax restructuring charges during the balance of 2005.

Loss on early extinguishment of debt

We recognized a $5.0 million pretax loss during the nine months ended September 30, 2004 on the early extinguishment of our 4% convertible subordinated notes.  This loss includes premiums paid and accrued to note holders in the amount of $3.1 million and the write-off of the remaining balance of related long-term financing costs in the amount of $1.9 million.

Net interest expense

The decrease in net interest expense for the three and nine months ended September 30, 2005 compared to the prior year was primarily due to the impact of having repurchased or redeemed the $172.5 million aggregate principal amount of our 4% convertible subordinated notes in March and April 2004 using proceeds from our issuance of $250 million of 1% convertible senior subordinated debentures in March 2004.  The decrease is also attributable to the repayment of borrowings under the term loan and revolving credit facility of our senior secured credit facility which were used to finance a portion of the acquisition of Connectivity Solutions.  Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, remained essentially unchanged at 2.69% as of September 30, 2005 compared to 2.70% as of December 31, 2004.  This reflects a reduction in the interest rate on the term loan as a result of the June 27, 2005 amendment to the senior secured credit facility (see Financing Activities section below) and repayments of the term loan, which were substantially offset by increases in LIBOR and other short-term interest rates.

Increases in interest income resulting from higher average balances of invested funds and higher short-term interest rates also contributed to the decrease in net interest expense.

Income taxes

Our effective income tax rate was 41% and 33% for the three and nine months ended September 30, 2005, respectively, compared to 17% and 33% for the three and nine months ended September 30, 2004, respectively.  During the three months ended September 30, 2005, we recorded a non-cash charge of approximately $2.2 million related to establishing a valuation allowance for deferred tax assets.  These deferred tax assets relate to net operating loss carryforwards at one of our international subsidiaries where the available evidence does not indicate that it is more likely than not that the deferred tax asset will be realizable.

The effective income tax rates excluding the impact of providing the valuation allowance for the three and nine months ended September 30, 2005 were 29% and 28%, respectively.  These effective income tax rates are lower than the U.S. corporate tax rate of 35% due to benefits derived from our international activities in lower tax rate jurisdictions.

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

For the nine months ended September 30, 2004, our share of the losses of OFS BrightWave through June 14, 2004 was approximately $2.3 million, pretax.  Since OFS BrightWave elected to be taxed as a partnership, we recorded a tax benefit related to our share in the flow-through losses of approximately $0.9 million for the nine months ended September 30, 2004.

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

	As of
	September 30, 2005	December 31, 2004	Dollar Change	% Change

Cash, cash equivalents and short-term investments	$214.3	$177.3	$37.0	20.9%
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	181.4	127.2	54.2	42.6
Long-term debt, including current portion	300.6	310.3	(9.7)	(3.1)
Book capital structure	794.6	759.8	34.8	4.6
Long-term debt as a percentage of book capital structure	37.8%	40.8%

The increase in cash, cash equivalents and short-term investments during the nine months ended September 30, 2005 was primarily driven by net cash provided by operations.  A more detailed discussion of operating activities is provided below.  The increase in working capital was primarily attributable to increases in accounts receivable and inventory and the reclassification of certain property, plant and equipment to other current assets.  The increase in accounts receivable was primarily the result of a change in our credit terms for certain customers to reduce the prompt payment discount.  The increase in inventory was attributable to higher sales volumes and raw material costs.  In conjunction with the restructuring initiatives at our Omaha facility, we have reclassified a warehouse building with a net carrying value of approximately $10.2 million from property, plant and equipment to other current assets as a result of it being considered held for sale.

	Nine months ended September 30,		Dollar	%
	2005	2004	Change	Change

Net cash provided by operating activities	$55.8	$98.1	$(42.3)	(43.1)%
Depreciation and amortization	45.5	45.2	0.3	0.7
Increase in working capital, excluding cash, current portion of long-term debt, and acquisition of Connectivity Solutions working capital	54.2	46.2	8.0	17.3
Capital expenditures	16.4	7.8	8.6	110.3

Operating Activities

During the nine months ended September 30, 2005, operating activities provided approximately $55.8 million in cash compared to providing $98.1 million during the nine months ended September 30, 2004.   Cash generated from operations during the nine months ended September 30, 2004 was positively impacted by a decrease in working capital as we worked to reduce inventory balances, primarily in our SYSTIMAX product group, to a more appropriate level.  During the nine months ended September 30, 2005, net income of $33.4 million, depreciation and amortization of $45.5 million and an increase in accounts payable and accrued liabilities of $19.0 million more than offset a $46.4 million increase in accounts receivable and an increase in inventory of $12.0 million.  The increase in accounts receivable can be primarily attributed to a change in credit terms for certain customers to reduce the prompt payment discount as well as seasonal trends. The change in credit practices was implemented in January 2005.

We expect to generate net cash from operations during the balance of 2005, primarily due to increased margins from sales of certain product groups.  In addition, we will continue to focus on enhancing global operational efficiency, sales growth from various product groups and management of working capital.

Investing Activities

Investment in property, plant and equipment for the nine months ended September 30, 2005 was $8.6 million higher than the comparable prior year period. Construction of our new manufacturing facility in Asia, which will provide additional production capability, cost reduction efforts and continuing information technology initiatives were the primary reasons for capital expenditures during the first nine months of 2005.

We currently expect capital expenditures to be $21 to $23 million in 2005 compared to $13.2 million in 2004.  The expected increase in capital spending is primarily for cost reduction efforts, information technology initiatives and additional production capability in Asia.  We expect capital expenditures to remain at a level below consolidated depreciation and amortization expense for the next several years.

Financing Activities

During the nine months ended September 30, 2005, we reduced the principal balance of our outstanding long-term debt by $9.75 million in accordance with the scheduled maturities outlined in our respective debt agreements.

On June 27, 2005, our senior secured credit facility was amended to, among other things, extend the maturity date of the $110 million revolving credit facility from January 31, 2009 to January 31, 2010; reduce the interest rate on the $75 million term loan to, at our option, either the London Interbank Offered Rate (“LIBOR”) plus 1.50% to 2.00%, or the Base Rate, defined as the higher of Prime Rate or Federal Base Rate plus 0.50%, plus 0.00% to 0.75%, in each case based on our fixed charge coverage ratio; reduce the interest rate on the revolving credit facility to, at our option, either LIBOR plus 1.25% to 1.75%, or the Base Rate plus 0.00% to 0.50%, in each case based on our fixed charge coverage ratio; and make certain financial and other covenants less restrictive.

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service and employee benefit obligations.  We contributed $9.2 million to defined benefit pension plans during the nine months ended September 30, 2005 and expect to make additional contributions of approximately $0.2 million during 2005. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.

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

There were no material changes in our contractual obligations during the quarter ended September 30, 2005.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, transition, outlook, revenues, earnings, margins, accretion, global manufacturing initiatives, synergies and other financial items, integration and restructuring plans related to our acquisition of substantially all of the assets and certain liabilities of the Connectivity Solutions business, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, our actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes,” “think,” “thinks,” “scheduled” and similar expressions.  This list of indicative terms and phrases is not intended to be all-inclusive.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, the challenges of executing the global manufacturing initiatives; delays or challenges related to removing, transporting or reinstalling equipment; the challenges of integration and restructuring associated with the acquisition of Connectivity Solutions or any future acquisition or restructuring, including cost reduction plans at CSMI’s Omaha, Nebraska facility; the challenges of achieving anticipated synergies; the ability to maintain existing business alliances; maintaining satisfactory relationships with represented employees; customer demand for our products, applications and services; expected demand from major domestic MSOs; telecommunications industry capital spending; ability to maintain successful relationships with our major distributors; industry consolidation; ability of our customers to secure adequate financing to fund their infrastructure projects or to pay us; changes or fluctuations in global business conditions; competitive pricing and acceptance of our products; changes in cost and availability of key raw materials, especially those that are available only from limited sources; consolidation among our suppliers; ability to recover higher material and transportation costs from our customers through price increases; possible future impairment charges for goodwill and other long-lived assets; industry competition and the ability to retain customers; possible production disruption due to supplier bankruptcy, reorganization or restructuring; variability in our effective tax rate; our ability to obtain financing and capital on commercially reasonable terms; covenant restrictions and our ability to comply with covenants in our debt agreements; successful operation of our vertical integration activities; successful expansion and related operation of our facilities; achievement of sales, growth and earnings goals; ability to achieve reductions in costs; ability to retain and attract key personnel; developments in technology; intellectual property protection; product performance issues and associated warranties; adequacy and availability of insurance; regulatory changes affecting us or the industries we serve; any changes required by the Securities and Exchange Commission in connection with its review of our public filings; authoritative changes in generally accepted accounting principles by standard-setting bodies; environmental remediation issues; terrorist activity or armed conflict; political instability; major health concerns and other factors; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMSCOPE, INC.

November 7, 2005	/s/ Jearld L. Leonhardt
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant