Form 10-K
period 2005-12-31
COMMSCOPE INC
filed 2006-03-01
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-12929

CommScope, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4135495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 CommScope Place, S.E.
P.O. Box 339
Hickory, North Carolina	28602	(828) 324-2200
(Address of principal executive offices)	(Zip Code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $940 million as of June 30, 2005 (based on the closing price for the Common Stock on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded.

As of February 17, 2006 there were 56,615,704 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are
incorporated by reference in Part III hereof.

i

PART     I

Unless the context otherwise requires, references to “CommScope, Inc.,” “CommScope,” or “we,” “us,” or “our” are to CommScope, Inc. and its direct and indirect subsidiaries, on a consolidated basis.

This Form 10-K includes “Forward-looking Statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and related laws. These forward-looking statements are identified, including without limitation, by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “think,” “thinks,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Item 1A of this Form 10-K sets forth more detailed information about the factors that may cause our actual results to differ, perhaps materially, from the views stated in such forward-looking statements. We do not intend, and are not undertaking any duty or obligation, to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

ITEM 1.                BUSINESS

General

CommScope, Inc. is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. We focus on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer. We believe we are a global leader in structured cabling for business enterprise applications and a global leader in broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States.

We are a global manufacturer, employing state-of-the-art processes in 12 manufacturing facilities on five continents. We sell our products directly to customers and through a global network of distributors, system integrators and value-added resellers. We sell our products in more than 120 countries.

CommScope, Inc. was incorporated in Delaware on January 28, 1997.

For the year ended December 31, 2005, our revenues were $1.34 billion and our net income was $50.0 million. Historically, our operating performance is typically weaker during the first and fourth quarters and stronger during the second and third quarters. For further discussion of our current and prior year domestic and international revenues, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this Form 10-K.

Our Acquisition of Connectivity Solutions

On January 31, 2004, we acquired the Connectivity Solutions business (Connectivity Solutions) from Avaya Inc. (Avaya). We acquired Connectivity Solutions primarily to expand our position in the ‘last mile’ of telecommunications, establish a leadership position in the global enterprise connectivity market and enhance our global growth opportunities. We believe that this complementary combination of our businesses creates the potential for significant synergies and positions us as a leading provider of cable products and apparatus to both the enterprise and telecommunications markets.

We acquired substantially all of the assets, subject to specified current liabilities, and also assumed approximately $65 million of other specified liabilities, primarily related to employee benefits, of Connectivity Solutions, for approximately $250 million in cash and approximately 1.8 million shares of our common stock valued at $32.4 million. The Connectivity Solutions business, as operated by Avaya, was organized into three product groups as follows:

•       SYSTIMAX®, which is a global leader in the design, development, manufacture and marketing of physical layer end-to-end structured cabling solutions for connecting telephones, workstations, local area networks (LANs), storage area networks and other critical communication devices through buildings or across campuses of businesses, enterprises and other organizations.

•       Integrated Cabinet Solutions (ICS), which provides secure environmental enclosures engineered to protect and optimize the performance of DSL, wireless and other electronic equipment, primarily in outdoor locations of telecommunications providers.

•       ExchangeMAX®, which is a provider of physical layer structured cabling solutions supporting central offices of telecommunications service providers in the U.S. We intend to exit the twisted pair telephone central office cable business, but retain the ExchangeMAX apparatus business.

Our historical financial information and other information given as of a date prior to January 31, 2004 reflects the business of CommScope prior to the acquisition of Connectivity Solutions, unless the context specifically requires otherwise. Financial and other information included in this Form 10-K relating to the Connectivity Solutions business as operated by Avaya for periods prior to the acquisition is not necessarily indicative of the future performance of the Connectivity Solutions business as operated by us. For a description of the factors affecting such future performance, see  Item 1A.

Strategy

Our strategic vision is to be the leading global developer, producer and seller of high-performance communications solutions for deployment by communication service providers and enterprise users. Our acquisition and the continuing integration of Connectivity Solutions are important milestones in achieving this objective. We strive to be recognized for the superior quality and performance of our products, outstanding service to our customers, excellence of our employees and value we deliver for our stockholders.

Our business strategy focuses on enhancing operational efficiency and internal growth from our existing businesses. We intend to enhance revenue growth by developing proprietary products and building upon our worldwide facilities and presence as well as our extensive global network of distributors, system integrators and value-added resellers. We will also consider opportunities for acquisitions, joint ventures or other investments that are a complementary fit strategically with our existing business. Our industry-leading research and development teams continue to spearhead innovative developments in cable and connectivity. We plan to build upon this legacy of innovation and leverage our portfolio of more than 1,300 worldwide patents and pending patent applications to provide leading-edge technology and new, high-performance cable and connectivity solutions products to our customers. We also intend to use our existing market channels to expand sales of our products.

We intend to improve efficiency by increasing operating focus, improving productivity and simplifying processes as we continue to integrate the Connectivity Solutions business. We also intend to maintain our emphasis on superior customer service, which we believe has helped us maintain our market leadership in enterprise and broadband applications.

Operating Segments

During 2003, our operations were conducted within one reportable business segment, based on the similarity of products, production processes, distribution methods and regulatory environment. During 2004, as a result of the acquisition of Connectivity Solutions, we reported results for two business segments: the Cable segment (53% of sales), which was the same as CommScope’s cable business prior to the acquisition of Connectivity Solutions, and the Connectivity Solutions segment (47% of sales), which was the acquired Connectivity Solutions business.

During 2005, as a result of the continued integration of the Connectivity Solutions business into our global operations and financial reporting systems, management changed the reportable segments used to evaluate results of operations. The new reportable segments are defined by major product category as follows: Enterprise, Broadband and Carrier. Results for prior periods have been restated to conform to the new reportable segments. Amounts reported for 2005 and 2004 include the results of the Connectivity Solutions business for the applicable periods since January 31, 2004, the date of the acquisition.

Net revenues are allocated among the reportable segments as follows:

	Year Ended December 31,
	2005	2004	2003
Enterprise	49.4%	50.9%	25.2%
Broadband	34.4	36.7	70.1
Carrier	16.2	12.4	4.7
Total	100.0%	100.0%	100.0%

See Note 18 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for certain segment and geographic financial data relating to our business.

Enterprise

The Enterprise segment includes SYSTIMAX Solutions, which was acquired as part of the Connectivity Solutions acquisition, and Uniprise Solutions™, previously referred to as the LAN product line. Through these brands, we believe we are the leading global provider of structured cabling systems for business enterprise applications. A structured cabling system is the transmission network inside a building or campus of buildings that connects voice and data communication devices, video and building automation devices, switching equipment and other information management systems to one another as well as to outside communications networks. It includes all the in-building and outside plant campus cabling and associated distribution components from the point of demarcation where the building or campus cabling connects to outside communications networks. A structured cabling system consists of various components, including transmission media (cable), circuit administration hardware, connectors, jacks, plugs, adapters, transmission electronics, electrical protection devices, wireless access devices and support hardware. Cables are classified by their construction, their data transmission capability and the environments in which they can be installed. Components are used to build elements, each having a specific purpose that allows easy implementation, moves, changes and maintenance as customer requirements change. A well-designed distribution system is independent of the equipment it serves and is capable of interconnecting many different devices, including computer and peripheral equipment, analog and digital telephones, personal computers and servers.

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

Broadband

We design, manufacture and market coaxial and fiber optic cable, most of which is used in the cable television industry. We are the world’s largest manufacturer of coaxial cable and a leading domestic supplier of fiber optic cable for cable television and other video applications. Our coaxial and fiber optic cables are primarily used in Hybrid Fiber Coaxial (HFC) networks being deployed throughout the world. HFC networks utilize a combination of fiber optic and coaxial cable and are widely recognized as one of the most cost-effective ways to offer multi-channel video, voice and data services. Our broadband coaxial cables and zero water peak optical fiber cables provide bandwidth connectivity for services such as cable television, video on demand, high-speed Internet access, cable telephony and other interactive services.

Many other specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We are a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full service communications providers worldwide. We also provide a variety of cable-in-conduit products for telecommunication applications.

Carrier

We also sell a variety of other solutions and products, including secure environmental enclosures, cables and components used by wireless providers to connect antennae to transmitters and structured cabling solutions for telephone central offices. These products are primarily used by telecommunication service providers or “carriers.”

Our ICS products are sturdy environmental enclosures for electronic devices and equipment deployed in the outside plant and inside buildings. Enclosures are designed to meet the needs of each customer, including thermal characteristics, and are used mostly by carriers to protect wireless equipment, transmission access equipment, switching equipment and broadband electronic equipment. Each cabinet is assembled, completely wired and system-tested to ensure high quality and ease of installation. We believe that we are a leading provider of environmental enclosures for domestic DSL and FTTN applications of telecommunications Original Equipment Manufacturers (OEMs) and carriers.

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

Our ExchangeMAX structured cabling systems are primarily deployed in U.S. central offices of telephone service providers. The ExchangeMAX solution combines our family of central office connectivity products with an overall system architecture to support the copper cable distribution networks of a central office. Our products include Unshielded Twisted Pair (UTP), shielded twisted pair and coaxial cable, copper main distributing frames, digital signal cross connect frames, connectors, patch cords and cable management software. We manufacture and market the ExchangeMAX product line primarily to OEMs, telecommunication service providers and third-party vendors in the U.S. We have decided to exit the telephone central office cable business as we do not believe it is likely that it will generate acceptable future returns. We intend to retain the ExchangeMAX apparatus business.

Manufacturing

Most of our manufacturing facilities have received IS0 9000 certification, the most widely recognized standard for quality management. In addition, several of our facilities have the TL 9000 certification, which is a telecommunications specific standard for quality management. We employ a global manufacturing strategy and operate 12 manufacturing facilities located domestically in Nebraska, North Carolina, Alabama and Nevada and internationally in Seneffe, Belgium; Jaguariuna, Brazil; Bray, Ireland; Brisbane, Australia; and Suzhou, China, which became operational in mid-2005.

Communications Cables

We employ numerous advanced cable manufacturing processes. Many of these processes, some of which are proprietary and/or include trade secret information, are performed on equipment that has been modified for our purposes or specifically built to our specifications, often internally in our own machine shop facilities. These manufacturing processes include bimetallic wire fabrication, fine wire drawing, thermoplastic extrusion for insulating wires and cables, high-speed welding and swaging of metallic shields or outer conductors, braiding, cabling and stranding, and automated testing. Our manufacturing operations have a significant level of vertical integration. We outsource compounding and fabrication of selected materials when cost-effective.

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

Solutions Approach

We utilize a unique, top-down systems approach to developing structured cabling systems. This approach is supported by modal decomposition and simulation techniques developed by our laboratories. Modal Decomposition Modeling is a sophisticated measurement and modeling tool to analyze the hundreds of interactions present in multi-conductor transmission systems. We believe that this proprietary tool increases measurement accuracy and can effectively cascade individual components mathematically into a link or a channel. After collection of the modal data for a large number of individual components, through a mathematical process we can simulate a link or channel as if all components were physically connected. We believe that this modeling tool allows us a more comprehensive understanding of the properties of a cabling channel than our competitors. In addition, we are better able to identify weak links and refine components for system tuning and optimization. With this optimization, a UTP cabling system can sustain speeds in the multi-gigabit range without radical new design. We believe that our unique tools help us create better-structured cabling solutions, deliver best-in-class total system performance and maintain a strong competitive position globally.

Integrated Cabinets

An integrated cabinet starts with base metal sheets that are stamped or cut and then formed to specification. These parts are then treated and sealed in a dry paint line process. The metal parts are then assembled and engineered around specific power and thermodynamic components and designs, some of which are developed internally and others of which are purchased from third party providers. A base line cabinet can then be assembled using cable or apparatus products and integrated to high-end electronic devices as provided by the end user drawings.

Cost Reduction Initiatives

In order to improve the long-term competitive position of our business, we initiated major restructuring initiatives in 2005 and 2004.

The purpose of the 2005 initiative, which began in the third quarter, is to reduce costs by improving manufacturing efficiency, primarily for our Enterprise and Broadband segment cable operations. This includes shifting production among our global manufacturing facilities and the closing of the Scottsboro, Alabama facility in late 2006. Implementation of this initiative is expected to be substantially completed by the end of 2006.

During the fourth quarter of 2004, Connectivity Solutions Manufacturing, Inc. (CSMI), our wholly-owned manufacturing subsidiary, adopted organizational and cost-reduction initiatives at its Omaha, Nebraska facility. The primary components of this restructuring are: a) a reorganized management structure that creates more focused stand-alone management organizations for cable, apparatus and cabinets, b) re-engineered, simplified business practices and manufacturing processes and c) a reduced number of management, production and support personnel. Implementation of this initiative was substantially completed by the middle of 2005.

See Note 6 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional detail about the restructuring costs recognized and expected future costs related to these initiatives.

Restructured Relationship with Furukawa

From November 2001 through June 2004 we owned a minority equity interest in OFS BrightWave, LLC (OFS BrightWave), one of the world’s largest manufacturers of optical fiber and fiber optic cable. OFS BrightWave was formed by us and The Furukawa Electric Co., Ltd. (Furukawa) to operate certain fiber optic cable and transmission fiber assets of the Optical Fiber Solutions Group acquired from Lucent Technologies Inc. in 2001. The remaining equity interest in OFS BrightWave was owned by an indirect wholly-owned subsidiary of Furukawa.

Primarily as a result of the continuing weakness in the global fiber optic cable market and Furukawa’s efforts to restructure the OFS BrightWave operations, we agreed with Furukawa to amend our contractual arrangements in the second quarter of 2004 for the mutual benefit of both companies. In June 2004, we exercised our contractual right to sell and sold our 9.4% equity ownership interest in OFS BrightWave to Furukawa in exchange for the 7,656,900 shares of our common stock owned by Furukawa. We hold these shares as treasury stock. As a result of this transaction, we no longer own any equity interest in OFS BrightWave.

This transaction does not affect our right to receive full payment from OFS BrightWave under an existing $30 million loan, which is scheduled to mature in late 2006. In conjunction with the sale of our ownership interest in OFS BrightWave, we fully impaired the remaining balance of this loan due to market conditions and because we no longer had an equity ownership in OFS BrightWave. The impairment loss was included in the net gain on sale in our 2004 consolidated statement of operations. OFS BrightWave has continued to make interest payments in accordance with the terms of the original loan agreement.

We recorded a net pretax gain during the second quarter of 2004 of $121.3 million ($76.4 million net of tax or $1.13 per diluted share), as a result of this transaction. For more information about this transaction, see Note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

In addition, we agreed with an affiliate of Furukawa to continue our existing optical fiber supply relationship by entering into a new four-year supply agreement that expires June 2008. We will continue to have access to a broad array of technologically advanced optical fibers as well as a cross-license agreement for key intellectual property.

Research and Development

Our research and development (R&D) expenditures for the creation and application of new and improved products and processes were $31.3 million, $29.3 million and $6.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in R&D in 2005 and 2004 over 2003 is primarily the result of our acquisition of the Connectivity Solutions business. In connection with this acquisition we gained over 100 research and development professionals who focus on product development and enhancements and manufacturing processes related to Connectivity Solutions products. During 2005 and 2004, our major R&D activities related to developing new enterprise structured cabling solutions as well as more cost effective designs for cables, apparatus and cabinets.

Many of our professionals maintain a presence in standards-setting organizations so that our products can be formulated to achieve broad market acceptance. These organizations include the Telecommunications Industry Association, the Electronic Industry Association, the Institute of Electrical and Electronic Engineers, the Society of Cable Telecommunications Engineers and the International Standards Organization.

Sales and Distribution

We market our products directly to telecommunication service providers and through an extensive global network of distributors, system integrators and value-added resellers. We support our sales organization with regional service centers in locations around the world. A key aspect of our North American customer support and distribution system is the use of our private truck fleet, which primarily serves our Broadband segment customers. We believe that our ability to offer rapid delivery services, materials management and logistics services to customers in the continental U.S. utilizing our private truck fleet is an important competitive advantage.

Our Broadband segment products are primarily sold directly to cable television system operators. According to the National Cable & Telecommunications Association, the five largest cable television system operators account for nearly 70% of the cable television subscribers in the United States. The major cable television system operators include such companies as Comcast Corporation (Comcast), Time Warner Inc., Charter Communications, Inc., Cox Communications, Inc. and Adelphia Communications Corporation (Adelphia). Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to the five largest domestic broadband service providers represented 17%, 18% and 39% of our net sales during 2005, 2004 and 2003, respectively. Sales to Comcast accounted for 18% of our net sales for the year ended December 31, 2003. No other Broadband customer accounted for 10% or more of our net sales during 2005, 2004 or 2003.

Our Enterprise segment products are sold to customers primarily through independent distributors, system integrators and value-added resellers. During 2005 and 2004, sales of enterprise products to the top five distributors, system integrators and value-added resellers represented 45% and 50%, respectively, of our consolidated net sales. During 2005 and 2004, Anixter International and its affiliates (Anixter) accounted for 32% and 35%, respectively, of our net sales. No other enterprise customer accounted for more than 10% of our net sales during 2005 or 2004. Selling products through distributors has associated risks, including, without limitation, that sales can be negatively affected on a short-term basis as a result of changes in inventory levels maintained by distributors; these inventory changes may be unrelated to the purchasing trends by the ultimate customer.

We believe the enterprise structured cabling market has three segments: premium, mid-tier and basic. Products in the premium segment consist of end-to-end solutions created from cable, connectors and components that are specifically designed for compatibility to provide cutting-edge performance and best-in-class system transmission. Products in the mid-tier segment generally consist of value-oriented solutions based on established technology or cable that is matched with connectors from a variety of manufacturers. Products in the basic segment consist of lower performance cables typically used for telephone wiring or lower speed networks.

We deploy a two-tier strategy to address different market needs with our enterprise brands. Our SYSTIMAX branded products focus on the premium segment and are purchased primarily by large, multinational companies. Our Uniprise branded products focus on the middle-tier market and are purchased primarily by large and medium sized enterprises in the U.S.

We sell our Carrier segment products both directly and through distribution, primarily to large, domestic telecommunication service providers and OEMs. Our customer service and engineering groups maintain particularly close working relationships with these carrier customers due to the significant amount of design and customization associated with some of these products.

Our international sales consist primarily of our Enterprise and Broadband segment products. Our primary channels to international markets are through distributors and direct sales to end users and OEMs. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia/Pacific Rim and other regions throughout the world. Our net sales from international operations were $450.4 million, $373.7 million and $110.8 million during 2005, 2004 and 2003, respectively.

The effect of changes in the relative value of currencies on our results of operations may be favorable or unfavorable. We sometimes engage in foreign currency hedging transactions to mitigate these effects. For more information about our foreign currency exposure management, see Note 11 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Patents and Trademarks

We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. As of December 31, 2005, on a worldwide basis, we held over 1,300 patents and pending patent applications, including those we acquired as part of the Connectivity Solutions acquisition. As of December 31, 2005, we also had over 700 registered trademarks and pending trademark applications worldwide. We consider our patents and trademarks to be valuable assets, but no single patent or trademark is material to our operations as a whole. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. We have and will continue to protect certain key intellectual property rights.

We have entered into cross-licensing arrangements with Furukawa, providing us with access to key technology for communications cables, especially fiber optic cables.

Backlog

At December 31, 2005, 2004 and 2003, we had an order backlog of $81 million, $91 million and $24 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. In some cases, unfilled orders may be canceled prior to shipment of goods; but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

Competition

The market for cable products and structured cabling systems is highly competitive and subject to rapid technological change. We encounter competition in substantially all areas of our business and from both international and domestic companies. Our competitors include large, diversified companies, some of which have substantially greater assets and financial resources than we do, as well as medium to small companies. We also face competition from certain smaller companies that have concentrated their efforts in one or more areas of the Broadband, Enterprise or Carrier markets. Some of our representative competitors by segment include: Enterprise—ADC Telecommunications, Inc., Belden CDT, Inc., Corning Incorporated, General Cable Corp., Ortronics, Inc., Nexans SA, Panduit Corp. and Tyco Electronics Corporation; Broadband—Amphenol Corporation, Corning Incorporated and Pirelli & C. SpA; Carrier—Alcatel, ADC Telecommunications, Inc., Andrew Corporation, Eupen Cable, Inc. and Emerson Electric Co.

We compete primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. We believe that we have a strong competitive position in the Broadband segment markets due to our position as a low-cost, high-volume cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. We believe that our structured cabling systems have a strong competitive position in the Enterprise segment markets because of long-standing relationships with distributors, system integrators and value-added resellers, strong brand recognition and premium product features and reliability. We believe that the ICS and wireless products within our Carrier segment are able to compete effectively in these markets based on strong technological capabilities and customer relationships.

Raw Materials

Our manufacturing operations are process oriented and we use significant quantities of various raw materials, including plastics and other polymers, fluoropolymers, fabricated aluminum, bimetals, copper, optical fiber and steel, among others. Fluorinated ethylene propylene is the primary raw material used throughout the industry for producing flame-retarding cables for LAN applications in North America. We use fabricated aluminum, copper and steel in the manufacture of coaxial and twisted pair cables. Most of these metal materials are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We have adopted a hedging policy pursuant to which we may, from time to time, purchase physical inventory or attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Optical fiber is a primary raw material used for making fiber optic cables.

Our profitability may be materially affected by changes in the market price of our raw materials, most of which are linked to the commodity markets. Prices for copper, fluoropolymers and certain polymers derived from oil and natural gas have increased substantially over the past two years. As a result, we have increased our prices for certain Enterprise and Broadband segment products and may have to increase prices again in the future. Our inability to recover costs through increased prices could have a material adverse impact on the results of our operations.

Environment

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of hazardous substances, the handling and disposal of solid and hazardous waste, and the investigation and remediation of hazardous substance contamination. Because of the nature of our business, we have incurred, and will continue to incur, costs relating to compliance with these environmental laws and regulations. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations, including those regulating the types of substances allowable in certain of our products, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business. Our Enterprise segment cable products and many of our Broadband segment cable products are compliant with the European Union Directive on Restriction of Hazardous Substances (RoHS) in electrical and electronic equipment and we intend that the balance of our products subject to the directive will be compliant prior to the July 1, 2006 effective date.

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

Employees

As of December 31, 2005, we employed approximately 4,400 people. The majority of our employees are located in the U.S., but we also have employees in foreign countries, including Australia, Belgium, Brazil, Ireland, Singapore, China and The Netherlands.

CSMI has collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW), Locals 1614 and 1974. In connection with our acquisition of Connectivity Solutions, CSMI assumed these agreements, with modifications, effective January 31, 2004. These collective bargaining agreements that expire on May 31, 2006 govern the pay, benefits and working conditions for approximately 715 production, maintenance and clerical employees represented by the two IBEW Locals. In February 2006, the IBEW Local representing the production and maintenance employees ratified a new agreement that will be in effect from June 1, 2006 through December 31, 2008.

We believe that our relations with our employees and unions are satisfactory.

Available Information

Our website (www.commscope.com) contains frequently updated information about us and our operations. Our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.commscope.com and clicking on Investor Relations/News and then clicking on SEC Filings.

New York Stock Exchange Annual CEO Certification

Our common stock is listed on the New York Stock Exchange. In accordance with New York Stock Exchange rules, on June 1, 2005 we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by CommScope of the New York Stock Exchange’s corporate governance listing standards.

ITEM 1A.        RISK FACTORS

The Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws provide a “safe harbor” for forward-looking statements. Our Form 10-K for the year ended December 31, 2005, our Annual Report to Stockholders, any Form 10-Q or Form 8-K of ours, or any other oral or written statements made by us or on our behalf, may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “think,” “thinks,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We do not intend, and are not undertaking any duty or obligation, to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

Our actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to (a) the general political, military, economic and competitive conditions in the United States and other markets where we operate; (b) changes in capital availability or costs, such as changes in interest rates, market perceptions of the industry in which we operate, security ratings or general stock market fluctuations; (c) workforce factors; (d) authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission (SEC); (e) the impact of corporate governance, accounting and securities law reforms by the United States Congress, the SEC and the New York Stock Exchange; (f) risks related to production and inventory, including warranty costs, obsolescence charges, excess capacity and material and labor costs; and (g) the factors set forth below.

We are dependent on a limited number of key customers or distributors for a substantial portion of the net sales in each of our business segments.

Within each of our business segments, a limited number of key customers or distributors account for a substantial portion of our net sales:

Enterprise

We distribute enterprise and certain other products through a worldwide network of more than 2,000 distributors, system integrators and value-added resellers. For the year ended December 31, 2005, sales of such products to the top three distributors, system integrators and value-added resellers represented approximately 42% of our consolidated net sales. In particular, Anixter International Inc. and affiliates accounted for approximately 32% of our consolidated net sales during such period.

Broadband

Although the domestic cable television industry is comprised of thousands of cable systems, a small number of cable television operators own a majority of cable television systems and account for a majority of the capital expenditures made by cable television operators. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales of our broadband products to the five largest domestic cable television operators represented approximately 17% of our consolidated net sales for the year ended December 31, 2005.

Carrier

Sales of carrier products are concentrated among a limited number of large telecommunication service providers.

The concentration of our net sales among these key customers or distributors subjects us to a variety of risks that could have a material adverse impact on our net sales and profitability, including, without limitation:

•       loss of one or more of our key customers or distributors, including failure to renegotiate new distributor agreements;

•       financial difficulties experienced by one or more of our key customers resulting in reduced purchases of our products and/or uncollectible accounts receivable balances;

•       reductions in inventory levels held by distributors, which may be unrelated to purchasing trends by the ultimate customer;

•       consolidations in the cable television and/or telecommunications industry could result in delays in purchasing decisions, or reduced purchases, by the merged businesses;

•       the cable television and telecommunications industry are each subject to significant  government regulation and implementation of new or existing laws or regulations could impact capital spending plans and, therefore, adversely impact our business;

•       increases in the cost of capital and/or reductions in the amount of capital available to the cable television and telecommunications industry could reduce the level of their capital spending and, therefore, adversely impact our business;

•       reductions in the level of capital spending in the corporate information technology sector could have an adverse impact on sales of our enterprise products;

•       reductions in the level of spending on network maintenance and/or capital improvements by cable television and/or telecommunications customers could have an adverse impact on our sales of broadband and/or carrier products; and

•       competition for cable television operators from satellite and wireless television providers, telephone companies or others could result in lower capital spending and have an adverse impact on our sale of broadband products.

We face competitive pressures with respect to all of our major products.

In each of our major product groups, we compete with a substantial number of foreign and domestic companies, some of which have greater resources (financial or otherwise), or lower operating costs, than we have. The rapid technological changes occurring in the telecommunications industry could lead to the entry of new competitors. Existing competitors’ actions, such as price reductions or introduction of new innovative products, use of internet auctions by customers or competitors, and new entrants may have a material adverse impact on our sales and profitability. We cannot assure you that we will continue to compete successfully with our existing competitors or that we will be able to compete successfully with new competitors.

Fiber optic technology presents a potential substitute for some of the communications cable products we sell. A significant decrease in the cost of fiber optic systems could make these systems superior on a price/performance basis to copper systems. A significant decrease in the cost of fiber optic systems would reasonably be expected to have a materially adverse effect on our coaxial and twisted pair cable sales.

There are various complementary and competitive wireless technologies that could be a potential substitute for some of the communications cable products we sell. A significant technological breakthrough or significant decrease in the cost of deploying these wireless technologies could have a material adverse effect on our cable sales.

Successful implementation and roll-out of product innovations is necessary to preserve customer relationships.

Many of our markets are characterized by advances in information processing and communications capabilities which require increased transmission speeds and greater capacity, or “bandwidth,” for carrying information. These advances require ongoing improvements in the capabilities of wire and cable products. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate these changes. The failure to introduce successful new or enhanced products on a timely and cost-competitive basis or the inability to continue to market existing products on a cost-competitive basis could materially adversely affect our results of operations and financial condition.

Our dependence on commodities subjects us to price fluctuations and potential availability constraints which could materially adversely affect our profitability.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets. The principal raw materials we purchase are plastics and other polymers, copper, steel, fabricated aluminum and optical fiber. Polymers are used to insulate and protect cables, and fabricated aluminum, copper and steel are used in the production of coaxial and twisted pair cables. Prices for copper, fluoropolymers and certain other polymers, derived from oil and natural gas, have been volatile as a result of increased global demand and supply disruptions. As a result, we have significantly increased our prices for certain products and may have to increase prices again in the future. Delays in implementing price increases and our inability to achieve market acceptance of future price increases could have a material adverse impact on our results of operations.

We are dependent on a limited number of key suppliers for certain raw materials.

For certain of our raw material purchases, including fluorinated ethylene propylene (FEP), copper rods, fine aluminum wire, steel and optical fiber, we are dependant on key suppliers.

FEP is the primary raw material used throughout the industry for producing flame-retarding cables for LAN applications. There are few worldwide producers of FEP and market supplies have been periodically limited over the past several years. Availability of adequate supplies of FEP will be critical to future LAN cable sales growth. If FEP is not available in adequate quantities on acceptable terms, our results of operations and financial condition could be materially adversely affected.

We internally produce a significant portion of our requirements for fine aluminum wire, which is available externally from only a limited number of suppliers. Our failure to manufacture or adequately expand our internal production of fine aluminum wire, and/or our inability to obtain these materials from other sources in adequate quantities on acceptable terms, could have a material adverse effect on our results of operations and financial condition.

Optical fiber is a primary material used for making fiber optic cables. There are few worldwide suppliers of the premium optical fibers we use in our products. Availability of adequate supplies of premium optical fibers will be critical to future fiber optic cable sales growth. We believe that our optical fiber supply arrangements with two suppliers address concerns about the continuing availability of these materials to us, although there can be no assurance of this.

Our key suppliers could experience financial difficulties, or there may be global shortages of the raw materials we use, and our inability to find sources of supply on reasonable terms could materially adversely affect our ability to manufacture products in a cost-effective way.

If our products or components purchased from our suppliers experience performance issues, our business will suffer.

Our business depends on our producing products of consistently high quality. To this end, our products, including components and raw materials purchased from our suppliers and completed goods purchased for resale, are rigorously tested for quality both by us and our customers. Nevertheless, our products are highly complex and our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products and components and raw materials purchased from our suppliers may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, recall of some or all affected products, product redesigns or additional capital equipment may be required to correct a defect. In addition, we warrant certain products for periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. In particular, we warrant the operation of our SYSTIMAX products for a period of 20 years from installation. In some cases, we indemnify our customers against damages or losses that might arise from certain claims relating to our products. Although historical warranty and indemnity claims have not been significant, we cannot assure you that future claims will not have a material adverse effect on our results of operations and financial position. Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as customer relations problems.

If our integrated global manufacturing operations suffer production or shipping delays, we may experience difficulty in meeting customer demands.

We internally produce a significant portion of certain components used in our finished products, including bimetallic center conductors, braided core and fine aluminum wire, at certain of our manufacturing facilities. Disruption of our ability to produce at or distribute from these facilities due to failure of our technology, fire, electrical outage, natural disaster, acts of terrorism, shipping interruptions or some other catastrophic event could materially adversely affect our ability to manufacture products at our other manufacturing facilities in a cost-effective and timely manner.

We periodically realign manufacturing capacity among our global facilities in order to reduce costs by improving manufacturing efficiency and to improve our long-term competitive position. The implementation of these initiatives may include significant shifts of production capacity among facilities.

There are significant risks inherent in the implementation of these initiatives, including, but not limited to, ensuring that: there is adequate production capacity to meet customer demand while capacity is being shifted among facilities; there is no decrease in product quality occurs as a result of shifting capacity; adequate raw material and other service providers are available to meet the needs at the new production locations; equipment can be successfully removed, transported and re-installed; and adequate supervisory, production and support personnel are available to accommodate the shifted production.

In the event that manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs as well as customer relations problems, which could have a material adverse effect on our results of operations.

Our significant international operations present economic, political and other risks.

We have a significant level of international manufacturing operations and international sales. We have manufacturing facilities in Belgium, China, Brazil, Ireland and Australia. For the year ended December 31, 2005, international sales represented approximately 34% of our net sales. Our international sales, manufacturing and distribution operations are subject to the risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, restrictive actions by foreign governments, nationalizations, the laws and policies of the United States affecting trade, foreign investment and loans, foreign tax laws, compliance with local laws and regulations, armed conflict, war, terrorism, shipping interruptions and major health concerns (such as infectious diseases).

We may not fully realize the anticipated savings from previously announced restructuring actions and may need to undertake further restructuring actions in the future.

We recognized pretax restructuring charges of $38.6 million during the year ended December 31, 2005. These charges were related to the global manufacturing initiative that commenced in the third quarter of 2005 and an organizational and cost reduction initiative that commenced in the fourth quarter of 2004. Implementation of these initiatives may take longer and be more costly than originally anticipated and the anticipated benefits may not be fully realized.

In response to general business conditions, the then current level of business and the outlook for future business, we may again need to initiate restructuring actions that could result in workforce reductions and incurring restructuring charges, which could be material.

We may need to recognize impairment charges related to fixed assets, amortizable intangible assets or goodwill or other intangible assets with indefinite lives.

We have recognized impairment charges in the past as a result of adverse changes in business conditions or in conjunction with restructuring activities. As a result of an event or a change in circumstances or through our periodic testing, we may, in the future, determine that one or more of our long-lived assets is impaired and that an impairment charge is required. Any such impairment charge could have a material effect on our results of operations and financial position.

We have significant unfunded obligations under employee benefit plans.

Significant changes to the assets and/or the liabilities related to our employee benefit obligations as a result of changes in actuarial estimates, asset performance or benefit changes, among others, could have a material impact on our financial position and results of operations.

In addition, legislative or regulatory changes could require us to fund a material portion of the obligation, which could have a material adverse impact on our financial flexibility.

We may not fully realize anticipated benefits from prior or future acquisitions or equity investments.

Although we expect to realize strategic, operational and financial benefits as a result of any acquisition or equity investment, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business, including, but not limited to:

•       successfully managing the operations, manufacturing facilities and technology;

•       maintaining and increasing the customer base;

•       retention of key employees, suppliers and distributors;

•       integrating management information, inventory, accounting and sales systems; and

•       addressing significant operating losses related to certain product lines.

We may incur costs and may not be successful in protecting our intellectual property and in defending claims that we are infringing on the intellectual property of others.

We may encounter difficulties, costs or risks in protecting our intellectual property rights or obtaining rights to additional intellectual property to permit us to continue or expand our business. Other companies, including some of our largest competitors, hold intellectual property rights in our industry and the intellectual property rights of others could inhibit our ability to introduce new products unless we secure licenses on commercially reasonable terms, as such are needed.

In addition, we have been required and may be required in the future to initiate litigation in order to enforce any patents issued or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. We also have been and may in the future be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our results of operations and financial condition.

In certain markets, we may be required to address counterfeit versions of our products. We may incur significant costs in pursuing the originators of such counterfeit products and, if we are unsuccessful in eliminating them from the market, may experience a diminution in the value of our products.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe cash from operations and availability under our senior secured revolving credit facility provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our public debt ratings affect our ability to raise capital and the cost of that capital. As of December 31, 2005, our corporate debt rating from Standard & Poor’s is BB. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt or equity capital markets on terms and in amounts that would be satisfactory to us.

If we are unable to obtain capital on commercially reasonable terms, it could:

•       reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

•       restrict our ability to introduce new products or exploit business opportunities;

•       increase our vulnerability to economic downturns and competitive pressures in the industry we operate in;

•       limit our financial flexibility to finance a full or partial redemption of our $250 million aggregate principal amount of 1% convertible senior subordinated debentures; and

•       place us at a competitive disadvantage.

Additional indebtedness may be incurred in the future under the revolving facility that is part of our senior secured credit facility, through future debt issuance, through assumption of liabilities in connection with future acquisitions or otherwise.

A significant uninsured loss or a loss in excess of our insurance coverage could materially adversely affect our financial condition.

We maintain insurance covering our normal business operations, including fire, property and casualty protection that we believe is adequate. We do not generally carry insurance covering wars, acts of terrorism, earthquakes or other similar catastrophic events. Because insurance has generally become more expensive, we may not be able to obtain adequate insurance coverage on financially reasonable terms in the future. A significant uninsured loss or a loss in excess of our insurance coverage could materially adversely affect our financial condition.

Compliance with domestic and foreign environmental laws and potential environmental liabilities may have a material adverse impact.

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of hazardous substances, handling and disposal of solid and hazardous waste, and investigation and remediation of hazardous substance contamination. Because of the nature of our business, we have incurred and will continue to incur costs relating to compliance with these environmental laws and regulations. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations, including those regulating the types of substances allowable in certain of our products, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition and results of operations. For example, the European Union has issued new directives relating to hazardous substances contained in electrical and electronic equipment and the disposal of waste electrical and electronic equipment. If we are unable to comply with these and similar laws in other jurisdictions, it could have a material adverse effect on our financial condition and results of operations.

Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, current or former owners or operators of a contaminated property, as well as companies that generated, disposed of, or arranged for the disposal of hazardous substances at a contaminated property can be held jointly and severally liable for the costs of investigation and remediation of the contaminated property, regardless of fault. Our present and past facilities have been in operation for many years and over that time, in the course of those operations, these facilities have used substances or generated and disposed of wastes which are or might be considered hazardous. We have been indemnified by prior owners and operators of certain of these facilities for costs of investigation and/or remediation, but there can be no assurance that we will not ultimately be liable for some or all of these costs. Therefore, it is possible that environmental liabilities may arise in the future which we cannot now predict.

We may experience significant variability in our effective tax rate.

For the past three calendar years, our annual effective tax rate has ranged from 29.7% to 37.0%. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties and the failure to realize tax benefits related to equity-based compensation may significantly impact our effective income tax rate in the future. A significant increase in our effective income tax rate could have a material impact on our results of operations.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

As of December 31, 2005, our principal administrative, production, and research and development facilities (including those owned by subsidiaries) were as follows:

Location	Square Feet Size	Use	Segment	Owned or Leased
Hickory, NC(1)	84,000	Corporate Center/ Administrative/Sales/Customer Service	All	Owned
Catawba, NC(1)	1,000,000	Production/Distribution/ Administrative/Engineering	Broadband	Owned
Claremont, NC(1)	587,500	Production/Distribution/ Administrative/Sales/ Engineering	Enterprise	Owned
Conover, NC	89,000	Operations/Storage	Broadband and Enterprise	Leased
Scottsboro, AL(1)(2)	150,000	Production/Distribution	Broadband	Owned
Statesville, NC(1)	315,000	Production/Distribution/R&D/ Engineering	Broadband	Owned
Seneffe, Belgium	134,000	Production/Distribution/Sales/ Administrative	Broadband	Owned
Newton, NC(1)	455,000	Production/Distribution/ Administrative/Sales/R&D	Carrier	Owned
Sparks, NV	225,500	Production/Distribution/ Customer Service	Broadband	Leased
Suzhou, China(3)	120,000	Production/Distribution/ Administrative	Broadband	Leased
Jaguariuna, Brazil	283,000	Production/Distribution/ Administrative/Sales	Broadband	Owned
Richardson, TX	116,500	Administrative/R&D	Enterprise and Carrier	Leased
Omaha, NE(1)(4)	2,389,000	Production/Distribution/ Administrative	Enterprise and Carrier	Owned
Bray, Ireland	130,000	Production/Distribution/ Administrative/Sales	Enterprise	Owned
Brisbane, Australia	113,000	Production/Distribution/ Administrative	Enterprise	Leased
Singapore	75,000	Distribution	Enterprise	Leased
Hilversum, The Netherlands	42,500	Distribution	Enterprise	Leased
Miscellaneous International	40,000	Sales	Enterprise	Leased

(1)          Our interest in each of these properties is encumbered by a lien securing our existing senior secured credit facility (see Note 10 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

(2)          This facility is scheduled to be closed by the end of 2006 in conjunction with our global manufacturing initiative (see Note 6 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

(3)          This facility became operational in mid-2005 and is currently being expanded to 300,000 square feet. The expansion is scheduled to be completed in mid-2006.

(4)          Several buildings, comprising approximately 1.2 million square feet of this facility, are currently being actively marketed for sale.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of the Company as of February 25, 2006.

Name and Title	Age	Business Experience
Frank M. Drendel Chairman and Chief Executive Officer	61

Frank M. Drendel has been our Chairman and Chief Executive Officer since July 28, 1997 when we were spun-off (the Spin-off) from General Instrument Corporation (subsequently renamed General Semiconductor, Inc.) and became an independent company. He has served as Chairman and President of CommScope, Inc. of North Carolina, (CommScope NC), currently our wholly-owned subsidiary, from 1986 to the Spin-off and has served as Chief Executive Officer of CommScope NC since 1976. Prior to that time, Mr. Drendel has held various positions with CommScope NC since 1971. Mr. Drendel is a director of Sprint Nextel Corporation and the National Cable & Telecommunications Association. Mr. Drendel was inducted into the Cable Television Hall of Fame in 2002.

Brian D. Garrett President and Chief Operating Officer	57

Brian D. Garrett has been President and Chief Operating Officer of CommScope and CommScope NC since October 1997. He was our Executive Vice President, Operations from the Spin-off until October 1997. From 1996 to 1997, he was Executive Vice President and General Manager of the Network Cable Division of CommScope NC and Vice President and General Manager of the Network Cable Division of CommScope NC from 1986 to 1996. Prior to that time, Mr. Garrett has held various positions with CommScope NC since 1980.

Jearld L. Leonhardt Executive Vice President and Chief Financial Officer	57

Jearld L. Leonhardt has been our Executive Vice President and Chief Financial Officer since 1999. He served as our Executive Vice President, Finance and Administration from the Spin-off until 1999. He was our Treasurer from the Spin-off until 1997. He served as Executive Vice President and Chief Financial Officer of CommScope NC since 1999. He has served as Executive Vice President, Finance and Administration of CommScope NC from 1983 until 1999 and Treasurer of CommScope NC from 1983 until 1997. Prior to that time, Mr. Leonhardt has held various positions with CommScope NC since 1970.

Randall W. Crenshaw Executive Vice President and General Manager, Enterprise	48

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

Marvin S. Edwards, Jr. Executive Vice President, Business Development	57

Marvin S. Edwards, Jr. has been our Executive Vice President-Business Development and Chairman of our wholly-owned subsidiary, Connectivity Solutions Manufacturing, Inc. (CSMI), since April 2005. He was previously Acting President of CSMI from October 2004 to April 2005. Between 2001 and 2003, he was President and Chief Executive Officer of OFS Fitel, LLC and OFS BrightWave, LLC, a joint venture between CommScope and The Furukawa Electric Co., Ltd. Mr. Edwards joined CommScope earlier in 2001 as Executive Vice President—Strategic Development and President of the Wireless Products Group. Between 1986 and 2001, he served in various capacities with Alcatel, including President of Alcatel North America Cable Systems and President of Radio Frequency Systems (RFS). He began his professional career with Wachovia (formerly First Union National Bank) in 1972.

William R. Gooden Senior Vice President and Controller	64

William R. Gooden has been our Senior Vice President and Controller since the Spin-off. He has served as Senior Vice President and Controller of CommScope NC since 1996 and was Vice President and Controller from 1991 to 1996. Prior to that time, Mr. Gooden has held various positions with CommScope NC since 1978.

Edward A. Hally Executive Vice President and General Manager, Carrier	56

Edward A. Hally has been Executive Vice President and General Manager, Carrier of CommScope and CommScope NC since November 2004. From 2002 to November 2004, he served as Executive Vice President and General Manager, Wireless Products of CommScope. From 2001 to 2002, he served as Senior Vice President and General Manager for Inktomi Corporation, a global provider of information-retrieval solutions. Prior to 2001, he was Corporate Vice President and General Manager for Motorola GSM System Products Division and based in the United Kingdom. Prior to joining Motorola in 1996, he worked in many capacities at Nortel Networks, ultimately serving as Vice President/General Manager for Nortel’s Magellan Data Network Business based in Frankfurt, Germany.

James R. Hughes Executive Vice President, Broadband—Sales and Marketing	45

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

Christopher A. Story Executive Vice President, Broadband— Operations	46

Christopher A. Story has been Executive Vice President, Broadband—Operations of CommScope and CommScope NC since 2000. From 1998 until 2000, he was Senior Vice President, CATV Operations, of CommScope NC. From 1996 to 1998, he was Vice President, CATV Operations, of CommScope NC. Prior to that time, Mr. Story has held various positions with CommScope NC since 1989.

Frank B. Wyatt, II Senior Vice President, General Counsel and Secretary	43

Frank B. Wyatt, II has been Senior Vice President, General Counsel and Secretary of CommScope and CommScope NC since 2000. He was Vice President, General Counsel and Secretary of CommScope and CommScope NC from the Spin-off until 2000. He was Vice President of CommScope NC from 1997 to 2000, and has served as General Counsel and Secretary of CommScope NC since 1996. From 1987 to 1996, Mr. Wyatt was an attorney in private practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird LLP).

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol CTV. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

	Common Stock Price Range
	High	Low
2004
First Quarter	$19.80	$15.86
Second Quarter	$21.55	$15.84
Third Quarter	$22.20	$18.36
Fourth Quarter	$22.65	$17.15
2005
First Quarter	$19.23	$13.98
Second Quarter	$18.17	$13.83
Third Quarter	$19.73	$16.87
Fourth Quarter	$21.13	$16.38

As of February 17, 2006, the approximate number of registered stockholders of record of our common stock was 550.

We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Certain of our debt agreements contain limits on our ability to pay cash dividends on our common stock.

ITEM 6.                SELECTED FINANCIAL DATA

The following table presents our historical selected financial data as of the dates and for the periods indicated. The data for each of the years presented are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. This financial data does not reflect financial information of the Connectivity Solutions business for periods prior to the acquisition on January 31, 2004 or pro forma information relating to the acquisition and the related financing, and therefore may not be indicative of our financial condition and performance for future periods.

Five-Year Summary of Selected Financial Data
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Results of Operations:
Net sales	$1,337,165	$1,152,696	$573,260	$598,467	$738,498
Gross profit	344,475	254,815	114,640	120,555	179,644
Impairment charges	—	—	31,728	25,096	12,802
Restructuring costs	38,558	14,243	—	—	—
Operating income (loss)	74,862	5,906	(8,954)	(15,410)	62,874
Loss on early extinguishment of debt	—	5,029	—	—	—
Equity in losses of OFS BrightWave, LLC	—	(1,393)	(61,745)	(53,722)	(6,922)
Gain on sale of OFS BrightWave, LLC	—	76,437	—	—	—
Net income (loss)	49,978	75,755	(70,560)	(67,152)	27,865
Net Income (Loss) Per Share Information:
Weighted average number of shares outstanding:
Basic	54,828	57,353	59,231	61,171	52,692
Assuming dilution	67,385	67,685	59,231	61,171	53,500
Net income (loss) per share:
Basic	$0.91	$1.32	$(1.19)	$(1.10)	$0.53
Assuming dilution	$0.78	$1.15	$(1.19)	$(1.10)	$0.52
Other Information:
Net cash provided by operating activities	$86,255	$108,348	$91,444	$103,825	$158,168
Depreciation and amortization	60,166	60,534	34,162	36,916	40,529
Additions to property, plant and equipment	19,943	13,211	5,322	22,616	70,841

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$146,549	$99,631	$110,358	$30,017	$38,409
Short-term investments	102,101	77,620	95,680	90,085	23,520
Property, plant and equipment, net	252,877	311,453	176,290	229,515	277,169
Total assets	1,102,181	1,030,579	739,781	772,668	889,005
Working capital	412,320	291,420	280,636	213,971	199,125
Long-term debt, including current maturities	297,300	310,300	183,300	183,300	194,569
Stockholders’ equity	522,025	449,463	455,706	517,535	606,514

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. On January 31, 2004 we acquired the Connectivity Solutions business of Avaya. Historical financial and other information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for periods prior to January 31, 2004 reflects the business of CommScope prior to our acquisition of the Connectivity Solutions business, unless otherwise noted. Because the acquisition of the Connectivity Solutions business is significant to us, historical financial information for periods prior to the acquisition may not be indicative of our financial condition and performance for future periods.

OVERVIEW

CommScope, Inc. is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. We focus on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer. Through our acquisition of the Connectivity Solutions business of Avaya on January 31, 2004, we became a global leader in structured cabling for business enterprise applications. We believe we are a global leader in broadband coaxial cables for the cable television industry. We are an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications.

During 2003, our operations were conducted within one reportable business segment, based on the similarity of products, production processes, distribution methods and regulatory environment. During 2004, as a result of the acquisition of Connectivity Solutions, management evaluated the results of operations in two reportable business segments: the Cable segment, which was the same as our cable business prior to the acquisition, and the Connectivity Solutions segment, which was the business acquired in January 2004. During 2005, as a result of the continued integration of the Connectivity Solutions business into our global operations and financial reporting systems, management changed the reportable segments used to evaluate results of operations. The new reportable segments are defined by major product category as follows: Enterprise, Broadband and Carrier. Information for prior periods has been restated based on the new segments.

Net sales for 2005 increased by $184.5 million or 16.0% to $1,337.2 million as compared to 2004, primarily due to strong sales growth internationally for our Enterprise segment products and domestically for our Carrier segment products as well as price increases for all of our major products. Operating income for 2005 increased to $74.9 million from $5.9 million in 2004, primarily due to an increase in gross margin to 25.8% during 2005 compared with 22.1% during 2004, a $13.2 million recovery of accounts receivable that had previously been written-off and various charges incurred during 2004 related to the Connectivity Solutions acquisition. Operating income for 2005 was negatively impacted by $38.6 million in restructuring costs, a $24.3 million increase over the restructuring costs recognized in 2004. Net income of $50.0 million for 2005 was lower than the $75.8 million reported for 2004 despite the increase in operating income, primarily due to the gain ($76.4 million, after-tax) from the sale of our interest in OFS BrightWave during 2004.

During the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the primary source of revenue from our Enterprise segment was sales of structured cabling solutions to large, multinational companies, primarily through a global network of distributors, system integrators and value-added resellers. The segment also includes coaxial cable for various video and data applications, other than cable television. Demand for Enterprise segment products depends primarily on information technology spending by enterprises, such as communications projects in new buildings or campuses, building expansions or upgrades of network systems within buildings or campuses. The primary source of revenue for our Broadband segment was product sales to cable television system operators. Demand for our Broadband segment products depends primarily on capital spending by cable television system operators for maintaining, constructing and rebuilding or upgrading their systems. The primary source of revenue for our Carrier segment was sales of secure environmental enclosures for electronic devices and equipment. These products are used by wireline and wireless telecommunication service providers (carriers) and may be sold directly to the carriers or to Original Equipment Manufacturers (OEMs) providing equipment to such carriers. The Carrier segment also derives revenue from the sale of cables and components used by wireless providers to connect antennae to transmitters. Demand for Carrier segment products depends primarily on capital spending by carriers to expand their distribution networks or increase the capacity of their networks.

Our future financial condition and performance will be largely dependent upon 1) global spending by business enterprises on information technology; 2) investment by telecommunication companies in the communications infrastructure; 3) overall global business conditions; 4) our ability to manage costs successfully as we implement our global manufacturing initiatives; and 5) the other factors set forth in Item 1A of this Form 10-K. Our profitability is also affected by the mix and volume of sales among our various product groups and between domestic and international customers and competitive pricing pressures. We have experienced significant increases in raw material prices during the past two years as a result of increased global demand and supply disruptions. We attempt to mitigate the risk of increases in raw material prices through effective requirements planning, working closely with key suppliers to obtain the best possible pricing and delivery terms and implementing price increases. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales, cost increases could have a material effect on our operations.

CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion and analysis of our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary.

The following significant accounting estimates reflected in our financial statements are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events. It is reasonably possible that they may ultimately differ materially from actual results.

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management’s evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management’s future estimates related to doubtful accounts.

Reserves for Sales Returns, Discounts, Allowances and Rebates and Distributor Price Protection Reserves—We record estimated reductions to revenue for potential sales returns as well as customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased sales returns and allowances and potential distributor price protection incentives, resulting in future reductions to revenue.

Inventory Excess and Obsolescence Reserves—We maintain reserves to reduce the value of inventory based on the lower of cost or market principle, including allowances for excess and obsolete inventory. These reserves are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust production levels in response to declining demand. However, if actual market conditions deteriorate from those anticipated by management, additional allowances for excess and obsolete inventory could be required.

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

Income Tax Valuation Allowances—We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of deferred tax valuation allowances. If we determine that we will not be able to realize all or part of a deferred tax asset in the future, an increase to an income tax asset valuation allowance would be charged to earnings in the period such determination was made.

Impairment Reviews—Management reviews intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Goodwill and other intangible assets with indefinite lives are tested for impairment annually as of August 31 and on an interim basis when events or circumstances change. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected from these assets. Operating performance, market conditions and other factors may adversely impact estimates of expected future cash flows. Any impairment indicated by this analysis would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If assumptions used in the assessment and measurement of impairment differ from management’s prior estimates and forecasts, additional impairment charges could be required.

Pension and Postretirement Benefits—Our pension and postretirement benefit costs and liabilities are developed from actuarial valuations. Critical assumptions inherent in these valuations include the discount rate, health care cost trend rate, rate of return on plan assets and mortality rates. Assumptions are subject to change each year based on changes in market conditions and in management’s assumptions about future events. Changes in these assumptions may have a material impact on future pension and postretirement benefit costs and liabilities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 WITH THE YEAR ENDED DECEMBER 31, 2004

	2005		2004
	$ (millions)	% of Net Sales	$ (millions)	% of Net Sales	Dollar Change	% Change
Net sales	$1,337.2	100.0%	$1,152.7	100.0%	$184.5	16.0%
Gross profit	344.5	25.8	254.8	22.1	89.7	35.2
SG&A expense	199.7	14.9	193.1	16.8	6.6	3.4
R&D expense	31.3	2.3	29.3	2.5	2.0	6.8
In-process research and development charges	—	—	4.0	0.3	(4.0)	(100.0)
Acquisition-related transition and startup costs	—	—	8.3	0.7	(8.3)	(100.0)
Restructuring costs	38.6	2.9	14.2	1.2	24.4	171.8
Equity in losses of OFS BrightWave, LLC, net of tax	—	—	1.4	0.1	(1.4)	(100.0)
Net gain on OFS BrightWave transaction, net of tax	—	—	76.4	6.6	(76.4)	(100.0)
Net income	50.0	3.7	75.8	6.6	(25.8)	(34.0)
Net income per diluted share	0.78		1.15

Effective January 31, 2004, we acquired substantially all of the assets and assumed certain liabilities of Connectivity Solutions from Avaya and the Connectivity Solutions operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the consolidated results for the year ended December 31, 2004 include the operating results of Connectivity Solutions for the eleven-month period from February 1, 2004 through December 31, 2004. This information should be considered when comparing the financial results of 2005 and 2004. See Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Net sales

Below is a summary that reflects our actual net sales by segment for the years ended December 31, 2005 and 2004. The net sales for the year ended December 31, 2004 incorporate the Connectivity Solutions net sales for the eleven-month period from February 1, 2004 through December 31, 2004. This summary also reflects pro forma net sales for the year ended December 31, 2004, as if Connectivity Solutions had been acquired on January 1, 2004. The pro forma net sales of the Connectivity Solutions for the one-month period ended January 31, 2004 are based on the historical results of the Connectivity Solutions business as operated by Avaya during the periods presented and therefore may not be indicative of the actual results of the Connectivity Solutions business as operated by us. Actual inter-segment sales eliminations for the eleven-month period ended December 31, 2004 and pro forma inter-segment sales eliminations for January 2004 are included below.

The table and discussion below compare net sales for the year ended December 31, 2005 to the pro forma net sales for the year ended December 31, 2004, since the actual net sales for the eleven months ended December 31, 2004 would not be comparable. However, these pro forma results may not be indicative of the actual results of the Connectivity Solutions business as operated by us.

	Actual				Pro forma
	2005		2004		2004
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Enterprise	$662.5	49.5%	$588.0	51.0%	$602.4	51.1%	$60.1	10.0%
Broadband	459.6	34.4	422.8	36.7	422.8	35.9	36.8	8.7
Carrier	217.4	16.3	143.5	12.4	154.8	13.1	62.6	40.4
Inter-segment eliminations	(2.3)	(0.2)	(1.6)	(0.1)	(1.6)	(0.1)	(0.7)
Consolidated net sales	$1,337.2	100.0%	$1,152.7	100.0%	$1,178.4	100.0%	$158.8	13.5%
Total domestic sales	$886.8	66.3%	$779.0	67.6%	$793.4	67.3%	$93.4	11.8%
Total international sales	450.4	33.7	373.7	32.4	385.0	32.7	65.4	17.0
Total worldwide sales	$1,337.2	100.0%	$1,152.7	100.0%	$1,178.4	100.0%	$158.8	13.5%

Overall, consolidated net sales increased during 2005 primarily due to strong growth in domestic ICS and wireless product sales within the Carrier segment and higher prices in response to higher raw material costs and modest sales growth in the Enterprise and Broadband segments.

Enterprise Segment

The increase in net sales of Enterprise segment products was primarily driven by improved international project business and the positive impact of price increases for certain products. We announced price increases for certain Enterprise segment products during 2004 as a result of significant increases in the cost of certain raw materials and further increased prices in 2005 in response to continued raw material cost increases. In addition, the launch during 2004 of our Uniprise brand contributed to the increase in net sales. Domestic net sales volume of Enterprise segment products in 2005 were modestly lower than 2004, reflecting some limited customer acceptance of price increases. During 2004, SYSTIMAX sales volume was negatively impacted by an effort to reduce external inventory balances held by distributors to a more appropriate level.

We believe that the overall improvement in the financial condition of our customers and the continued demand for networks to support increased bandwidth has and will continue to contribute to an increase in their information technology budgets. If additional price increases in response to rising raw material costs are necessary, however, net sales could be adversely affected if customer acceptance is limited.

Broadband Segment

The increase in net sales of Broadband segment products for 2005 primarily resulted from the positive impact of price increases for certain products. Sales were also positively affected by expansion of international cable networks and the rebuilding of infrastructure damaged by the Gulf Coast hurricanes in the United States.

We believe that there are opportunities for continued international sales growth as a result of market deregulation and economic growth. Domestic spending by cable television system operators is largely limited to network maintenance, resulting in more limited growth opportunities. In February 2006, we announced that we had signed a definitive agreement to acquire certain of the assets supporting the trunk and distribution cable television products of Trilogy Communications, Inc. The acquisition, subject to due diligence and customary closing conditions, is expected to close during the first quarter of 2006. During the 12 months ended September 30, 2005, the product lines being acquired had revenues of less than $20 million.

Carrier Segment

The ICS product line generated the largest portion of the increase in Carrier segment net sales for 2005. ICS sales increased substantially due to sales to wireline carriers for DSL and FTTN applications in the United States. These carriers are expected to continue investing in high-speed data and video services as they compete with cable and other providers of broadband capacity. We believe that we are well positioned to benefit from this investment, though the growth may be volatile as customer spending is mainly project driven.

Sales of Cell Reach®  wireless products during 2005 nearly doubled from 2004. The improvement in general financial conditions of our customers and competition to provide increased network capacity and capabilities has led to increased spending by the major wireless carriers. In addition, we have developed relationships with certain new customers, who generally purchase larger diameter products, which have comparatively higher prices. We believe we continue to make steady progress communicating the Cell Reach value proposition to new and existing customers, both domestically and internationally. While we expect sales of wireless products to be somewhat volatile since customer spending is mainly project driven, we remain optimistic about our long-term global wireless opportunities.

Sales of ExchangeMAX products decreased in 2005 due largely to weak demand for central office telecommunications equipment. We have decided to exit the ExchangeMAX twisted pair central office cable business as we believe that the outlook for improvements in this business is poor. This business had net sales of approximately $10 million during 2005. We plan to retain the ExchangeMAX apparatus business and believe that it should achieve modest growth.

Gross profit (net sales less cost of sales)

Gross profit for 2005 increased by $89.7 million to $344.5 million and 2005 gross profit margin increased to 25.8% compared to 22.1% for 2004. These improvements reflect the impact of price increases implemented in response to increases in raw material costs, changes in the mix of products sold and cost reductions, including those resulting from the initiatives begun during the fourth quarter of 2004 at the CSMI Omaha facility.

Gross profit margin for 2004 was adversely affected by the impact of purchase accounting adjustments on the Connectivity Solutions inventory. These purchase accounting adjustments resulted from the write-up of Connectivity Solutions finished goods and work in process inventory to reflect its acquired fair value as of the acquisition date. This write-up to fair value resulted in an increase of approximately $14.6 million in cost of sales and lower margins following the Connectivity Solutions acquisition as the acquired inventory was sold.

The rising cost of raw materials, such as copper, aluminum, plastics and other polymers, and steel increased cost of sales. As a result of these higher costs, we implemented price increases for certain products during 2004 and 2005, which somewhat offset the impact of higher raw material prices on gross margin.

We expect gross profit and gross profit margin to improve in 2006, largely as a result of higher sales volume and cost savings, including those from the global manufacturing initiative begun in 2005 (see Restructuring Costs below). However, further increases in raw material costs as a result of rising commodity prices may reduce gross profit and gross profit margin if we are unable to achieve market acceptance of recently announced and future price increases.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expenses increased by $6.6 million to $199.7 million during 2005 and decreased as a percentage of net sales to 14.9% during 2005 compared to 16.8% during 2004. The increase in SG&A is net of a $13.2 million benefit related to recovery of accounts receivable from Adelphia that had been written off in 2002. See Note 8 in the Notes to the Consolidated Financial Statements in this Form 10-K for additional discussion of this recovery. Excluding the impact of the Adelphia recovery, SG&A as a percentage of net sales was 15.9% for 2005. This adjusted percentage is lower than that for 2004 reflecting the impact of cost reduction initiatives and the absence of various costs incurred in 2004 associated with the acquisition of Connectivity Solutions.

Research and development

R&D expense increased by $2.0 million to $31.3 million during 2005 primarily related to developing new Enterprise segment structured cabling solutions, cost effective designs for products within each of our segments and production modifications for certain Enterprise and Broadband segment products in order to be in a position to comply with new regulations governing the use of certain hazardous substances in the manufacture of electronic equipment and components.

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

We reduced the Connectivity Solutions workforce by approximately 45 employees, or 2% of the global workforce, during the first quarter of 2004. The reductions were primarily related to our efforts to improve operational efficiency and reduce cost and primarily affected the Enterprise segment. We recorded net pretax charges of $1.3 million in acquisition-related transition and startup costs for employee termination benefits related to this workforce reduction.

Restructuring Costs

We recognized $38.6 million of pretax restructuring charges during 2005, compared to $14.2 million recognized during 2004. The 2005 charges included $34.5 million related to global manufacturing initiatives adopted by the Board of Directors in August 2005 and $4.1 million related to completing the organizational and cost reduction initiatives begun in 2004 at CSMI, the Company’s wholly-owned subsidiary.

The objectives of the global manufacturing initiatives are to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among our global facilities and the expected closing of a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006.

Charges incurred for the global manufacturing initiatives included $18.0 million for employee-related costs, $2.4 million for equipment relocation costs and $14.1 million for asset impairment charges. The employee-related costs include accruals for severance and related fringe benefits of $8.0 million and $10.0 million related to pension and other postemployment benefit curtailment and special termination benefit costs resulting from an early retirement offer made available to and accepted by certain employees. Severance and related fringe benefits are being accrued ratably over the period employees are obligated to provide services in order to receive benefits. Accordingly, additional pretax employee-related charges of $3 million to $5 million are expected to be recognized in 2006, predominantly in the first half of the year.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred and additional costs of $6 million to $8 million are expected to be recognized, primarily in 2006.

Asset impairment charges relate to production equipment that has been identified as excess, pending consolidation of certain production operations in other facilities. It is anticipated that this equipment will be available for sale once the facility consolidation is complete. The equipment has been recorded at its estimated net realizable value upon sale plus an estimate of its remaining utility while in service. Additional impairment charges may be incurred upon the disposition of these assets or if additional excess equipment is identified.

Charges incurred during 2005 related to the 2004 organizational and cost reduction initiatives included $3.7 million for process improvement costs, primarily consulting and other costs associated with modifying the manufacturing operations, and $2.1 million for asset impairment charges related to equipment that was no longer in use, including $0.5 million related to classifying a distribution facility as held for sale and reducing the carrying value to its estimated fair value less costs to sell. There was a $1.8 million reversal of reserves for severance and related fringe benefits established in 2004 as a result of there being fewer reductions in personnel, due to higher than anticipated levels of business for certain products. There are no further charges anticipated as a result of the 2004 organizational and cost reduction initiatives.

As a result of restructuring actions that have been completed and those that are in process, there is expected to be significant unutilized and underutilized space in our Omaha facility. We are evaluating alternatives for disposing of this excess space. Additional charges, which are not expected to be material, may be incurred in completing this process.

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

Net interest expense

Net interest expense during 2005 was $3.3 million, compared to $7.0 million during 2004. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, was 2.74% as of December 31, 2005, compared to 2.70% as of December 31, 2004. The average interest rate on outstanding borrowing was essentially unchanged due to the reduction in the balance of our senior term note due to scheduled principal payments, offset by increases in the rate on the note due to increases in short-term interest rates. The reduction in net interest expense was primarily the result of increased interest income due to the larger invested balances in 2005 and higher short-term interest rates.

Income taxes

Our effective income tax rate was 29.7% for 2005, compared to 32.8% for 2004. Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%. Our 2005 tax provision includes the establishment of a $2.3 million valuation allowance related to deferred tax assets arising from net operating losses from one of our foreign subsidiaries and $2.3 million related to establishing tax reserves for various prior year state income tax matters arising from tax audits, which are substantially offset by the release of $4.2 million of previously established valuation allowances related to state net operating loss and tax credit carryforwards.

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

As a result of this transaction, we no longer own any equity interest in OFS BrightWave. However, we maintained our strategic relationship with Furukawa by entering into a four-year optical fiber supply agreement with OFS Fitel, LLC (Fitel), a wholly-owned subsidiary of Furukawa, replacing the existing supply agreement with Fitel that was scheduled to expire in November 2004. Through this supply agreement, we continue to have access to a broad array of technologically advanced optical fibers. We also have a cross license arrangement with a subsidiary of Furukawa for key intellectual property.

The OFS BrightWave transaction resulted in a net pretax gain of $121.3 million ($76.4 million net of tax or $1.13 per diluted share) during 2004. This gain represents (1) the fair value of the common stock received by us in exchange for the transfer of our ownership interest in OFS BrightWave to Furukawa, plus (2) the realized gain from our cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) an $11 million impairment charge related to fully impairing a $30 million note receivable from OFS BrightWave. This transaction does not affect our right to receive full payment from OFS BrightWave under the $30 million note due in November 2006, based on its original terms. We have continued to receive quarterly interest payments in accordance with the terms of the note.

Our share of the losses of OFS BrightWave for the period from January 1, 2004 through June 14, 2004 was $2.3 million, pretax. We realized a tax benefit related to our share of the losses of $0.8 million in 2004.

2006 Outlook

We are encouraged about the global outlook for our products. We believe market conditions for the Enterprise and Broadband segments should support modest revenue growth in 2006, primarily due to slight increases in global sales volume and higher sales prices. We anticipate higher sales prices for many of our products due to the ongoing increases in the cost of raw materials such as copper, aluminum and plastics. Carrier segment sales are expected to grow faster than our other segments as certain wireline and wireless operators upgrade their communications networks. We are dependent upon continued spending for maintenance of existing infrastructure and ongoing capital investment by our customers in order to achieve an increase in sales.

We expect operating income to increase during 2006, primarily due to higher sales volumes and ongoing cost reduction. Our previously announced global manufacturing initiatives should also support improved profitability in 2006, primarily in the second half of the year. However, rising raw materials costs remain a risk to operating margin.

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

Effective January 31, 2004, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Connectivity Solutions. The Connectivity Solutions operating results have been included in our consolidated financial statements since the date of the acquisition. Accordingly, the consolidated results for the year ended December 31, 2004 include the operating results of Connectivity Solutions for the eleven-month period from February 1, 2004 through December 31, 2004. However, the consolidated results reflected above for the year ended December 31, 2003 do not include any actual or pro forma results for Connectivity Solutions. This information should be considered when comparing the financial results of 2004 and 2003. See Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Net sales

Below is a summary that reflects our actual net sales for the year ended December 31, 2004, which includes the Connectivity Solutions net sales for the eleven-month period from February 1, 2004 through December 31, 2004. This summary also reflects pro forma net sales for the years ended December 31, 2004 and 2003, as if Connectivity Solutions had been acquired on January 1, 2003. The pro forma net sales of Connectivity Solutions for the one-month period ended January 31, 2004 and for the year ended December 31, 2003 are based on the historical results of the Connectivity Solutions business as operated by Avaya during the periods presented and therefore may not be indicative of the actual results of Connectivity Solutions as operated by us. Actual inter-segment sales eliminations for the eleven-month period ended December 31, 2004 and pro forma inter-segment sales eliminations for the pro forma periods are included below.

	Actual		Pro forma
	2004		2004		2003
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Enterprise	$588.0	51.0%	$602.4	51.1%	$562.8	50.6%	$39.6	7.0%
Broadband	422.8	36.7	422.8	35.9	402.0	36.1	20.8	5.2
Carrier	143.5	12.4	154.8	13.1	149.0	13.4	5.8	3.9
Inter-segment eliminations	(1.6)	(0.1)	(1.6)	(0.1)	(1.5)	(0.1)	(0.1)
Consolidated net sales	$1,152.7	100.0%	$1,178.4	100.0%	$1,112.3	100.0%	$66.1	5.9%
Total domestic sales	$779.0	67.6%	$793.4	67.3%	$757.9	68.1%	$35.5	4.7%
Total international sales	373.7	32.4	385.0	32.7	354.4	31.9	30.6	8.6
Total worldwide sales	$1,152.7	100.0%	$1,178.4	100.0%	$1,112.3	100.0%	$66.1	5.9%

Overall, consolidated net sales, on a pro forma basis, increased during 2004 primarily due to an increase in international sales of Broadband segment products and domestic sales of Enterprise segment products. In addition, improving business conditions and continuing benefits of deregulation in selected international markets contributed to the overall increase in net sales of our Broadband segment products. As the economic environment improved during 2004, companies increased capital spending.

Enterprise Segment

The net sales of Enterprise segment products were moderately higher during 2004 primarily due to strong domestic sales volumes driven by improved project business and the positive impact of price increases for certain products. During the first quarter of 2004, we announced two price increases for certain products on new projects, primarily due to the rising cost of copper and certain polymers. During the first half of 2004, SYSTIMAX sales volume was negatively impacted by an effort to reduce external inventory balances held by distributors to a more appropriate level. During the second half of 2004, the SYSTIMAX product line reported strong sales, which more than offset the impact of the first half weak sales growth. In addition, the launch of our Uniprise brand contributed to the increase in net sales of Enterprise segment products.

Broadband Segment

The increase in net sales of Broadband segment products for 2004 primarily resulted from strong international sales volumes and the positive impact of price increases for certain products. Despite lower sales of fiber optic cable and lower sales to our largest domestic Broadband segment customer, sales of Broadband segment products increased moderately during 2004 due to price increases, higher international sales related in part to deregulation in selected markets and reconstruction related to certain storms that occurred in the southeastern U.S.

Carrier Segment

The increase in net sales of Carrier segment products was mainly due to a higher volume of sales, primarily in wireless and ICS products in domestic markets. The improvement in general financial conditions of our customers has led to increased spending by the major wireless carriers. In addition, we have developed relationships with certain new customers, who generally purchase larger diameter products, which have comparatively higher prices. We believe we continue to make steady progress communicating the Cell Reach value proposition to new and existing customers, both domestically and internationally. While we expect sales of wireless products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our long-term global wireless opportunities.

The increase in ICS net sales for 2004 was primarily due to increased sales volumes resulting from increasing service provider DSL deployments.

The improvement in wireless and ICS sales was somewhat offset by the decrease in net sales of ExchangeMAX products for 2004. This decrease was primarily related to the continued impact of competitive pricing pressure and weak demand for central office telecommunications equipment.

Gross profit (net sales less cost of sales)

Gross profit increased by $140.2 million to $254.8 million, primarily due to the acquisition of Connectivity Solutions. Gross profit margin increased to 22.1% during 2004 compared to 20.0% during 2003, primarily due to the contribution of the Connectivity Solutions SYSTIMAX products, as these products generated higher margins, on average, than our other products.

Gross profit margin for 2004 was adversely affected by the impact of purchase accounting adjustments on the Connectivity Solutions inventory. These purchase accounting adjustments resulted from the write-up of Connectivity Solutions finished goods and work in process inventory to reflect its acquired fair value as of the acquisition date. This write-up to fair value resulted in an increase of approximately $14.6 million in cost of sales and lower margins following the Connectivity Solutions acquisition as the acquired inventory was sold.

The rising cost of raw materials, such as copper, aluminum, plastics and other polymers, and steel also increased cost of sales. As a result of these higher costs, we announced price increases for certain products during 2004, which somewhat offset the impact of higher raw material prices on gross margin during 2004.

Selling, general and administrative expense

SG&A expenses increased by $107.4 million to $193.1 million during 2004, primarily due to the acquisition of Connectivity Solutions. As a percentage of sales, SG&A increased to 16.8% of net sales during 2004 compared to 14.9% of net sales during 2003. In addition to costs associated with the acquisition, the increase in SG&A as a percentage of sales was primarily driven by increases in sales and marketing expenses to bring new products to market and to market existing product groups. Additional increases in SG&A were primarily driven by higher employee compensation and benefit costs, insurance costs, professional fees related to new regulatory requirements, and travel costs.

Research and development

R&D expense increased by $23.1 million to $29.3 million during 2004 primarily due to the acquisition of Connectivity Solutions, which involves more extensive research and development activities than our business prior to the acquisition. At the time of the acquisition of Connectivity Solutions, we gained over 100 R&D professionals who focus on fundamental research, product development and enhancements, and manufacturing processes related to Connectivity Solutions products. During 2004, we incurred R&D costs primarily related to developing new Enterprise segment structured cabling solutions as well as cost effective designs for cables, apparatus and cabinets.

Impairment charges for fixed assets

During the fourth quarter of 2004, $6.8 million of fixed asset impairment charges were recognized as a component of the restructuring costs incurred in connection with the cost reduction initiatives at CSMI’s Omaha facility (see Restructuring Costs below).

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

Domestic Broadband segment cable manufacturing assets	$21.4
Brazilian Broadband segment cable manufacturing assets	6.4
Brazilian Carrier segment cable manufacturing assets	2.3
Other domestic manufacturing assets	1.6
Total impairment charges	$31.7

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

We reduced the Connectivity Solutions workforce by approximately 45 employees, or 2% of the global workforce, during the first quarter of 2004. The reductions were primarily related to our efforts to improve operational efficiency and reduce cost and primarily affected the Enterprise segment. We recorded net pretax charges of approximately $1.3 million in acquisition-related transition and startup costs for employee termination benefits related to this workforce reduction.

Restructuring Costs

We recognized a $14.2 million pretax charge for restructuring costs during the fourth quarter of 2004 related to organizational and cost reduction initiatives at CSMI’s Omaha, Nebraska facility. CSMI’s Omaha facility is utilized in the Enterprise and Carrier segments and was acquired on January 31, 2004 as part of the acquisition of the Connectivity Solutions business of Avaya.

The charge consisted of $5.8 million of employee-related costs, including severance pay and related fringe benefits and a net pension plan curtailment loss; $6.8 million of impairment charges related to manufacturing equipment that is no longer used in operations; and $1.6 million of process improvement costs related to consulting and other costs associated with modifying the manufacturing operations.

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

As a result of this transaction, we no longer own any equity interest in OFS BrightWave. However, we maintained our strategic relationship with Furukawa by entering into a four-year optical fiber supply agreement with OFS Fitel, LLC (Fitel), a wholly-owned subsidiary of Furukawa, replacing the existing supply agreement with Fitel that was scheduled to expire in November 2004. Through this supply agreement, we continue to have access to a broad array of technologically advanced optical fibers. We also have a cross license arrangement with a subsidiary of Furukawa for key intellectual property.

The OFS BrightWave transaction resulted in a net pretax gain of $121.3 million ($76.4 million net of tax or $1.13 per diluted share) during 2004. This gain represents (1) the fair value of the common stock received by us in exchange for the transfer of our ownership interest in OFS BrightWave to Furukawa, plus (2) the realized gain from our cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) an $11 million impairment charge related to fully impairing a $30 million note receivable from OFS BrightWave. This transaction does not affect our right to receive full payment from OFS BrightWave under the $30 million note due in November 2006, based on its original terms.

Our share of the losses of OFS BrightWave for the period from January 1, 2004 through June 14, 2004 was $2.3 million, pretax, compared to $98.2 million during 2003. The 2003 results reflected the impact of impairment charges for certain fixed assets and intangible assets, restructuring and employee separation costs. We realized a tax benefit related to our share of the losses of $0.8 million in 2004 and $36.3 million in 2003.

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

	2005	2004	Dollar Change	% Change
Cash, cash equivalents and short-term investments	$248.7	$177.3	$71.4	40.3%
Net cash provided by operating activities	86.3	108.3	(22.0)	(20.3)
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	176.7	127.2	49.5	38.9
Capital expenditures	19.9	13.2	6.7	50.8
Long-term debt, including current portion	297.3	310.3	(13.0)	(4.2)
Book capital structure	819.3	759.8	59.5	7.8
Long-term debt as a percentage of book capital structure	36.3%	40.8%

The increase in cash, cash equivalents and short-term investments as of December 31, 2005 was primarily the result of cash flow from operations. The increase also reflects proceeds from the exercise of stock options, offset by capital expenditures and scheduled principal repayments on our long-term debt.

The reduction in cash flow from operations and the increase in working capital were primarily driven by an increase in accounts receivable attributable to a change in credit terms, implemented in January 2005 for certain customers to reduce the prompt payment discount and higher inventory balances resulting from higher sales volumes and increased raw materials costs.

Our long-term debt as a percent of book capital structure decreased during 2005 primarily due to the increase in book capital from net earnings and issuance of common stock as a result of stock option exercises and the decrease in long-term debt of $13 million as a result of scheduled principal repayments.

Operating Activities

Net cash provided by operating activities decreased year over year primarily due to the increase in accounts receivable resulting from the change in credit terms as well as higher inventory levels resulting from higher sales volumes and increased raw material costs. In addition, we also paid $22.1 million in income taxes in 2005, compared to $11.7 million in 2004. We expect to generate net cash from operations during 2006 primarily due to improved margins from sales of certain product groups and the impact of our cost reduction efforts.

Investing Activities

Our investment in property, plant and equipment was higher during 2005 primarily due to capital spending related to cost reduction efforts and additional production capability in Asia, including completing the construction of a manufacturing facility in Suzhou, China and beginning an expansion of that facility. We expect total capital expenditures to remain at a level below consolidated depreciation and amortization expense for the next several years.

Financing Activities

On January 31, 2004, in connection with our acquisition of Connectivity Solutions, we replaced our then existing $100 million secured credit facility with a new $185 million senior secured credit facility. This new senior secured credit facility is comprised of a $75 million term loan and a $110 million revolving credit facility and is secured by substantially all of our assets, is guaranteed by all of our material domestic subsidiaries and contains certain financial and restrictive covenants. The balance outstanding under the term loan facility as of December 31, 2005 was $36.5 million and is required to be repaid by us in consecutive quarterly installments of $3.25 million with a final payment of all outstanding principal and interest on December 31, 2008. We had availability under the new revolving credit facility of $76 million and had no outstanding borrowings under this facility as of December 31, 2005. Our ability to borrow under this revolving credit facility depends on the amount of our borrowing base, which is determined as specified percentages of our eligible receivables and inventory, reduced for certain reserves and the total amount of letters of credit issued under the credit facility. We believe we were in compliance with all of our covenants under this senior secured credit facility as of December 31, 2005. See Note 10 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional discussion of the terms of this senior secured credit facility.

In March 2004, we issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024. The proceeds from these debentures were used primarily to extinguish our outstanding 4% convertible subordinated notes due December 15, 2006, to repay $25 million of borrowings under our revolving credit facility, and for general corporate purposes. We repurchased or redeemed all of our 4% convertible subordinated notes during March and April 2004. The repurchase and redemption of these notes resulted in a $5.0 million pretax loss on the early extinguishment of debt. See Note 10 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional discussion of the terms of these debentures.

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service and employee benefit obligations. We expect to make up to $15 million in voluntary contributions to our defined benefit pension plans during 2006 and that these noncurrent employee benefit liabilities will be funded with cash flows from future operations. In February 2006, we announced that we had signed a definitive agreement with Trilogy Communications, Inc. (Trilogy) to acquire certain assets supporting Trilogy’s MC2® 75-ohm trunk and distribution cable television products business and certain other assets. This transaction, which is subject to due diligence and customary closing conditions, is expected to close during the first quarter of 2006 and we expect to fund the purchase price of approximately $14 million, subject to certain inventory adjustments, from existing balances of cash, cash equivalents and short-term investments.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2005 (in millions):

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt, including current maturities(a)	$297.3	$13.0	$23.5	$—	$260.8
Interest on long-term debt(b)	53.2	4.9	7.4	5.9	35.0
Operating leases	43.9	8.8	14.7	9.5	10.9
Purchase obligations(c)	5.0	5.0	—	—	—
Pension and postretirement benefit liabilities(d)	41.9	4.0	6.1	7.3	24.5
Foreign currency derivative(e)	5.6	0.3	0.6	4.7	—
Total contractual obligations	$446.9	$36.0	$52.3	$27.4	$331.2

(a)           Refer to Note 10 to the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding the terms of our long-term debt agreements.

(b)          Interest on variable rate debt is estimated based upon rates in effect as of December 31, 2005.

(c)           Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.

(d)          Amounts reflect expected payments under the postretirement benefit plans (see Note 12 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K). As there is no contractual obligation to make pension contributions, no amounts have been reflected above.

(e)           Estimated payments are based on exchange rates in effect as of December 31, 2005.

EFFECTS OF INFLATION AND CHANGING PRICES

We continually attempt to minimize any effect of inflation on earnings by controlling our operating costs and selling prices. The principal raw materials purchased by us (fabricated aluminum, plastics and other polymers, bimetals, copper and optical fiber) are subject to changes in market price as they are influenced by commodity markets. Prices for copper, fluoropolymers and certain other polymers derived from oil and natural gas have increased substantially over the last two years. As a result, we have significantly increased our prices for certain products and may have to increase prices again in the future.

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

NEWLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage and rehandling costs be recognized as expenses in the current period. It also requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 will be effective for the Company in 2006. Application of SFAS No. 151 is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards related to the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This revised standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company has elected the modified prospective method of transition to SFAS No. 123(R), which will be effective in 2006. As part of this transition, the Company will recognize compensation expense related to future stock option and other share-based compensation grants immediately for grantees who are retirement-eligible rather than continue the current practice employed in the statement of operations and in the pro forma footnote disclosure that recognizes expense ratably over the vesting period regardless of the retirement eligibility of grantees. The Company believes that this statement will have a material impact on its Consolidated Statement of Operations. The pro forma effects on net income (loss) and net income (loss) per share related to the application of this standard, had we applied fair value recognition provisions for the years ended December 31, 2005, 2004 and 2003, are reported in Note 2 of the Notes in the Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have established a risk management strategy that includes the reasonable use of derivative and non-derivative financial instruments primarily to manage our exposure to market risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. Derivative financial instruments that may be used by us include commodity pricing contracts, foreign currency exchange contracts and contracts hedging exposure to interest rates. We do not use derivative financial instruments for trading purposes, nor do we engage in speculation.

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

Approximately 34% and 32% of our 2005 and 2004 net sales, respectively, were to customers located outside the U.S. Although we primarily bill customers in foreign countries in U.S. dollars, a portion of our sales are denominated in currencies other than the U.S. dollar, particularly sales from some of our foreign subsidiaries. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. At December 31, 2005, we were continuing to evaluate alternatives to help us reasonably manage the market risk related to foreign currency exposures. In addition, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks.

As of December 31, 2005, the only derivative financial instrument outstanding was a cross currency rate and forward foreign exchange swap agreement, which hedges a portion of our net investment in our Belgian subsidiary and a portion of our other euro-denominated asset exposure. Settlement of the fair value of this hedging instrument as of December 31, 2005 and 2004 would have resulted in a loss of approximately $4.3 million and $5.7 million, respectively, net of tax. The portion of these unrealized losses that relates to the hedge of our Belgian subsidiary is included in accumulated other comprehensive loss while the remainder of the unrealized loss is recognized in earnings.

Our non-derivative financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, and debt instruments. At December 31, 2005 and 2004, the carrying values of each of the financial instruments recorded on our balance sheet were considered representative of their respective fair values due to their variable interest rates and/or short terms to maturity, with the exception of our 1% convertible debentures, which were recorded in the financial statements at $250.0 million and had a fair value of $258.2 million at December 31, 2005. Fair value of our debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of arrangements, or quoted market prices whenever available.

The following tables summarize our market risks associated with long-term debt and foreign currency exposure as of December 31, 2005 and 2004. The tables present principal, interest and net settlement cash outflows and related interest rates by year of maturity. Variable interest rates and foreign currency exchange rates for each year represent the rate effective for the related loan or derivative instrument as of the date of the table. The tables assume payments will be made in accordance with due dates in the respective agreements and no prepayment of any amounts due.

The tabular format used below does not reflect (1) our option to redeem all or a portion of our $250 million aggregate principal amount of 1% convertible debentures at any time on or after March 20, 2009 at 100% of the principal amount plus accrued interest; (2) the holders’ option to require us to repurchase all or a portion of the debentures on March 20, 2009, March 15, 2014 and March 15, 2019 for 100% of the principal amount plus accrued interest; or (3) the holders’ right to convert the debenture into shares of our common stock if certain conditions are met (see Note 10 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

Long-term Debt and Foreign Currency Derivative
Principal and Interest Payments by Year
($ in millions)

	As of December 31, 2005					There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Long-term debt:
Fixed rate (USD)	$2.5	$2.5	$2.5	$2.5	$2.5	$283.1	$295.6	$258.2
Average interest rate	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%
Variable rate (USD)	$15.4	$14.6	$11.3	$0.5	$0.5	$12.7	$55.0	$47.3
Average interest rate	5.94%	5.83%	5.10%	4.37%	4.37%	4.37%
Foreign currency derivative:
USD functional currency—
Cross currency swap (Receive USD/Pay EUR)	$0.3	$0.3	$0.3	$4.7	$—	$—	$5.6	$5.8
Contract amount (USD)	$—	$—	$—	$14.0	$—	$—	$14.0
Average receive rate (USD)	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Average pay rate (EUR)	4.54%	4.54%	4.54%	4.54%	4.54%	4.54%

	As of December 31, 2004					There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Long-term debt:
Fixed rate (USD)	$2.5	$2.5	$2.5	$2.5	$2.5	$285.6	$298.1	$267.2
Average interest rate	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%
Variable rate (USD)	$15.3	$14.7	$14.1	$11.0	$0.3	$12.4	$67.8	$60.3
Average interest rate	4.35%	4.25%	4.06%	3.25%	2.41%	2.41%
Foreign currency derivative:
USD functional currency—
Cross currency swap (Receive USD/Pay EUR)	$0.4	$0.4	$0.4	$0.4	$7.5	$—	$9.1	$8.4
Contract amount (USD)	$—	$—	$—	$—	$14.0	$—	$14.0
Average receive rate (USD)	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Average pay rate (EUR)	4.54%	4.54%	4.54%	4.54%	4.54%	4.54%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CommScope, Inc.

We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and related financial statement schedule based on our audits. We did not audit the financial statements of OFS BrightWave, LLC, the Company’s investment which was accounted for by use of the equity method as of and for the year ended December 31, 2003. The Company’s share of OFS BrightWave, LLC’s net losses of $61.745 million for the year ended December 2003, are included in the accompanying consolidated financial statements. The financial statements of OFS BrightWave, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 1, 2006

CommScope, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$1,337,165	$1,152,696	$573,260
Operating costs and expenses:
Cost of sales	992,690	897,881	458,620
Selling, general and administrative	199,706	193,057	85,702
Research and development	31,349	29,336	6,164
Impairment charges for fixed assets	—	—	31,728
In-process research and development charges	—	3,984	—
Acquisition-related transition and startup costs	—	8,289	—
Restructuring costs	38,558	14,243	—
Total operating costs and expenses	1,262,303	1,146,790	582,214
Operating income (loss)	74,862	5,906	(8,954)
Loss on early extinguishment of debt	—	(5,029)	—
Other income (expense), net	(524)	(186)	799
Interest expense	(8,328)	(9,600)	(8,596)
Interest income	5,077	2,601	2,762
Income (loss) before income taxes, equity in losses of OFS BrightWave and net gain on OFS BrightWave transaction	71,087	(6,308)	(13,989)
Income tax (expense) benefit before income tax benefit on equity in losses of OFS BrightWave and income tax provision on net gain on OFS BrightWave transaction	(21,109)	7,019	5,174
Income (loss) before equity in losses of OFS BrightWave and net gain on OFS BrightWave transaction	49,978	711	(8,815)
Equity in losses of OFS BrightWave, LLC, net of tax of $865 and $36,263, respectively	—	(1,393)	(61,745)
Net gain on OFS BrightWave transaction, net of tax of $44,890	—	76,437	—
Net income (loss)	$49,978	$75,755	$(70,560)
Net income (loss) per share:
Basic	$0.91	$1.32	$(1.19)
Assuming dilution	$0.78	$1.15	$(1.19)
Weighted average shares outstanding:
Basic	54,828	57,353	59,231
Assuming dilution	67,385	67,685	59,231

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	As of December 31,
	2005	2004
Assets
Cash and cash equivalents	$146,549	$99,631
Short-term investments	102,101	77,620
Total cash, cash equivalents and short-term investments	248,650	177,251
Accounts receivable, less allowance for doubtful accounts of $13,644 and $12,761, respectively	165,608	122,612
Inventories	123,603	108,342
Prepaid expenses and other current assets	26,156	13,244
Deferred income taxes	25,245	26,644
Total current assets	589,262	448,093
Property, plant and equipment, net	252,877	311,453
Goodwill	151,356	151,384
Other intangibles, net	69,297	82,315
Deferred income taxes	24,623	17,341
Other assets	14,766	19,993
Total Assets	$1,102,181	$1,030,579
Liabilities and Stockholders’ Equity
Accounts payable	$63,444	$52,898
Other accrued liabilities	100,498	90,775
Current portion of long-term debt	13,000	13,000
Total current liabilities	176,942	156,673
Long-term debt	284,300	297,300
Pension and postretirement benefit liabilities	101,989	90,620
Other noncurrent liabilities	16,925	36,523
Total Liabilities	580,156	581,116
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at December 31, 2005 and 2004	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 66,073,347 at December 31, 2005 and 64,687,745 at December 31, 2004; Issued and outstanding shares: 55,873,347 at December 31, 2005 and 54,487,745 at December 31, 2004	661	647
Additional paid-in capital	462,842	432,839
Deferred equity compensation	(8,980)	—
Retained earnings	216,688	166,710
Accumulated other comprehensive loss	(3,651)	(5,198)
Treasury stock, at cost: 10,200,000 shares at December 31, 2005 and 2004	(145,535)	(145,535)
Total Stockholders’ Equity	522,025	449,463
Total Liabilities and Stockholders’ Equity	$1,102,181	$1,030,579

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating Activities:
Net income (loss)	$49,978	$75,755	$(70,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,166	60,534	34,162
In-process research and development charges	—	3,984	—
Gain on OFS BrightWave, LLC transaction, pretax	—	(132,425)	—
Impairment of note receivable from OFS BrightWave, LLC, pretax	—	11,098	—
Equity in losses of OFS BrightWave, LLC, pretax	—	2,258	98,174
Equity based compensation	353	—	—
Impairment charges for fixed assets and investments	—	—	31,728
Restructuring costs related to fixed asset impairment and curtailments	26,136	7,332	—
Proceeds from assignment of receivables	—	—	12,524
Deferred income taxes	(6,807)	14,104	(36,619)
Tax benefit from stock option exercises	3,423	2,387	180
Changes in assets and liabilities:
Accounts receivable	(43,299)	(3,635)	(3,289)
Inventories	(15,365)	42,189	4,624
Prepaid expenses and other current assets	(2,476)	(1,915)	12,963
Accounts payable and other accrued liabilities	20,355	16,417	4,176
Other noncurrent liabilities	(15,448)	12,894	5,978
Other noncurrent assets	3,705	(2,621)	(3,953)
Other	5,534	(8)	1,356
Net cash provided by operating activities	86,255	108,348	91,444
Investing Activities:
Additions to property, plant and equipment	(19,943)	(13,211)	(5,322)
Cash portion of Connectivity Solutions acquisition cost	653	(259,912)	(2,141)
Net proceeds from (purchases of) short-term investments	(24,481)	18,060	(5,595)
Proceeds from disposal of fixed assets	1,730	5,678	763
Net cash used in investing activities	(42,041)	(249,385)	(12,295)
Financing Activities:
Proceeds from issuance of long-term debt	—	100,000	—
Principal payments on long-term debt	(13,000)	(50,500)	—
Proceeds from issuance of convertible debentures	—	250,000	—
Repayment of convertible notes	—	(172,500)	—
Long-term financing costs	(306)	(10,730)	(1,901)
Proceeds from exercise of stock options	17,231	13,238	1,169
Net cash provided by (used in) financing activities	3,925	129,508	(732)
Effect of exchange rate changes on cash	(1,221)	802	1,924
Change in cash and cash equivalents	46,918	(10,727)	80,341
Cash and cash equivalents, beginning of year	99,631	110,358	30,017
Cash and cash equivalents, end of year	$146,549	$99,631	$110,358

See notes to consolidated financial statements.

CommScope, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

(In thousands, except share amounts)

	Year Ended December 31,
	2005	2004	2003
Number of common shares outstanding:
Balance at beginning of year	54,487,745	59,318,276	59,219,567
Issuance of shares to Avaya Inc.	—	1,761,538	—
Treasury shares repurchased from Furukawa	—	(7,656,900)	—
Issuance of shares to nonemployee directors	2,000	—	—
Issuance of shares for stock option exercises	1,383,602	1,064,831	98,709
Balance at end of year	55,873,347	54,487,745	59,318,276
Common stock:
Balance at beginning of year	$647	$619	$618
Issuance of shares to Avaya Inc.	—	18	—
Issuance of shares for stock option exercises	14	10	1
Balance at end of year	$661	$647	$619
Additional paid-in capital:
Balance at beginning of year	$432,839	$384,889	$383,541
Issuance of shares to nonemployee director	30	—	—
Issuance of shares to Avaya Inc.	—	32,335	—
Issuance of shares for stock option exercises	17,217	13,228	1,168
Tax benefit from stock option exercises	3,423	2,387	180
Accelerated vesting of stock options	226	—	—
Equity compensation granted	9,107	—	—
Balance at end of year	$462,842	$432,839	$384,889
Deferred equity compensation:
Balance at beginning of year	$—	$—	$—
Equity compensation granted	(9,107)	—	—
Equity compensation expense recognized	127	—	—
Balance at end of year	$(8,980)	$—	$—
Retained earnings:
Balance at beginning of year	$166,710	$90,955	$161,515
Net income (loss)	49,978	75,755	(70,560)
Balance at end of year	$216,688	$166,710	$90,955
Accumulated other comprehensive loss:
Balance at beginning of year	$(5,198)	$(7,533)	$(14,915)
Other comprehensive income	1,547	2,335	7,382
Balance at end of year	$(3,651)	$(5,198)	$(7,533)
Treasury stock, at cost:
Balance at beginning of year	$(145,535)	$(13,224)	$(13,224)
Treasury shares repurchased from Furukawa	—	(132,311)	—
Balance at end of year	$(145,535)	$(145,535)	$(13,224)
Total stockholders’ equity	$522,025	$449,463	$455,706

CommScope, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss) (Continued)

(In thousands, except share amounts)

	Year Ended December 31,
	2005	2004	2003
Comprehensive income (loss):
Net income (loss)	$49,978	$75,755	$(70,560)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)—foreign subsidiaries	(4,260)	111	206
Foreign currency transaction gain on long-term intercompany loans—foreign subsidiaries	4,365	3,959	10,355
Gain (loss) on derivative financial instrument designated as a net investment hedge	1,442	(1,735)	(3,179)
Total other comprehensive income, net of tax	1,547	2,335	7,382
Total comprehensive income (loss)	$51,525	$78,090	$(63,178)

See notes to consolidated financial statements.

CommScope, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Unless Otherwise Noted)

1.   BACKGROUND AND DESCRIPTION OF THE BUSINESS

CommScope, Inc. and its wholly-owned subsidiaries (CommScope or the Company) is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. The Company focuses on the ‘last mile’ in communications networks, which is the distribution access, or final link, to the customer. Through the acquisition of substantially all of the assets and the assumption of certain liabilities of the Connectivity Solutions business (Connectivity Solutions) of Avaya Inc. (Avaya) as of January 31, 2004 (see Note 3), the Company became a global leader in structured cabling for business enterprise applications. The Company believes it is a global leader in broadband coaxial cables for the cable television industry. The Company is an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States. The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include CommScope and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

CommScope’s consolidated results of operations for the year ended December 31, 2004 include the results of operations of Connectivity Solutions from January 31, 2004, the date of the Connectivity Solutions acquisition, through December 31, 2004 (see Note 3). In addition, CommScope’s consolidated results of operations for the year ended December 31, 2004 include the results of operations of OFS BrightWave, LLC (OFS BrightWave) for the period from January 1, 2004 to June 14, 2004, the date CommScope disposed of its equity interest in OFS BrightWave (see Note 5).

Cash and Cash Equivalents

Cash and cash equivalents represent deposits in banks and cash invested temporarily in various instruments with a maturity of three months or less at the time of purchase.

Short-term Investments

The Company’s short-term investments consist of marketable debt securities maturing within one year that are designated as either held-to-maturity or available for sale. Short-term investments classified as held-to-maturity are recorded at amortized cost while those classified as available for sale are recorded at fair value. Unrealized gains and losses on available for sale investments are excluded from earnings and reported as a separate component of accumulated other comprehensive income or loss, net of tax. As of December 31, 2005 and 2004, all investments classified as available for sale were variable rate instruments and there were no unrealized gains or losses.

Short-term investments are regularly reviewed for impairment, based on criteria that include the extent to which the carrying value exceeds the fair value, the duration of the market decline, the

Company’s ability and intent to hold the investment to its expected recovery and the financial strength of the issuer of the security. As of December 31, 2005 and 2004, there were no investment securities that were considered impaired.

Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) basis for the Company’s domestic inventories and certain foreign inventories. Inventory cost is determined on an average cost basis for the remainder of the Company’s foreign inventories, representing 7% of the Company’s consolidated inventory balances at December 31, 2005 and 2004. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

Long-Lived Assets

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including interest costs associated with qualifying capital additions. Provisions for depreciation are based on estimated useful lives of the assets using straight-line and accelerated methods. Useful lives generally range from 10 to 35 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. Assets that management intends to dispose of and that meet held for sale criteria are carried at the lower of the carrying value or fair value less costs to sell.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No.142, “Goodwill and Other Intangible Assets,” CommScope ceased amortization of goodwill and other purchased intangible assets with indefinite lives. Purchased intangible assets with finite lives are carried at their estimated fair values at the time of acquisition less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 4).

Impairment of Long-Lived Assets

In accordance with SFAS No. 142, goodwill and other intangibles with indefinite lives are tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of these intangibles may no longer be recoverable. The Company performs these annual impairment evaluations as of August 31. Based on these annual impairment evaluations, no impairment of goodwill or other intangible assets with indefinite lives was identified during 2005, 2004 or 2003.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at fair value.

Income Taxes

Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. The Company records a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. taxes have been provided was $44.4 million as of December 31, 2005. In addition, the Company does not provide for taxes related to the foreign currency transaction gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future and the foreign currency gains and losses are therefore recorded on a pretax basis to accumulated other comprehensive loss.

Revenue Recognition

The Company’s primary source of revenues is from product sales to distributors, cable television system operators, telecommunications service providers and Original Equipment Manufacturers (OEMs). Service revenue, primarily from delivery of products shipped by Company owned trucks, was not material to the Company’s reported sales during 2005, 2004 or 2003.

Revenue from sales of the Company’s products shipped by nonaffiliated carriers and by Company owned trucks is recognized at the time the goods are delivered to the customer and title passes, provided the earnings process is complete, the risks and rewards of ownership have passed to the customer and revenue is measurable.

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

Shipping and Handling Costs

CommScope includes shipping and handling costs billed to customers in net sales and includes the costs incurred to transport product to customers as cost of sales. Certain internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $2.7 million in 2005, $2.5 million in 2004 and $1.8 million in 2003.

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

Derivative Instruments and Hedging Activities

CommScope is exposed to various risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. CommScope’s risk management strategy includes the use of derivative and non-derivative financial instruments as hedges of these risks, whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading purposes, nor does it allow for speculation. A hedging instrument may be designated as a net investment hedge to manage exposure to foreign currency risks related to an investment in a foreign subsidiary; a fair value hedge to manage exposure to risks related to a foreign-currency-denominated cash account or a firm commitment for the purchase of raw materials or equipment; or a cash flow hedge to manage exposure to risks related to a forecasted purchase of raw materials, variable interest rate payments or a forecasted foreign-currency-denominated sale of product. The use of non-derivative financial instruments in hedging activities is limited to hedging fair value risk related to a foreign-currency-denominated firm commitment or a foreign currency risk related to a net investment in a foreign subsidiary.

The Company’s risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and non-derivative hedging instruments such as foreign-currency-denominated loans. The Company recognizes all derivative financial instruments as assets or liabilities and measures them at fair value. All hedging instruments are designated and documented as either a fair value hedge, a cash flow hedge or a net investment hedge at inception. For fair value hedges, the change in fair value of the derivative instrument is recognized currently in earnings. To the extent the fair value hedging relationship is effective, the change in fair value of the hedged item is recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement when the hedged item affects earnings. Any ineffectiveness of a cash flow hedge is recognized currently in earnings. For net investment hedges, the effective portion of the change in fair value of a derivative instrument, or the change in carrying amount of a non-derivative instrument, is recorded in accumulated other comprehensive income or loss, net of tax, and is recognized in the income statement only if there is a substantially complete liquidation of the investment in the foreign subsidiary. Any ineffectiveness of a net investment hedge is recognized currently in earnings. The effectiveness of designated hedging relationships is tested and documented on at least a quarterly basis. At December 31, 2005 and 2004, the Company had one derivative financial instrument used for hedging. See Note 11 for further disclosure related to the derivative instrument and hedging activities.

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

Foreign Currency Translation

Approximately 34% of the Company’s 2005 sales were to customers located outside the U.S. Although the Company primarily bills customers in foreign countries in U.S. dollars, a portion of these sales were denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the rates of exchange as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive loss.

Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of foreign receivables or payables and short-term intercompany advances, were recorded in the statement of operations and were not material to the results of the Company’s operations during 2005, 2004 or 2003. Foreign currency transaction gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive loss.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share is based on net income (loss) adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options, phantom stock, performance units and convertible securities.

Below is a reconciliation of net income (loss) and weighted average common shares and potential common shares outstanding for calculating diluted net income (loss) per share:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss) for basic net income (loss) per share	$49,978	$75,755	$(70,560)
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	2,516	2,049	—
Income available to common shareholders for diluted net income (loss) per share	$52,494	$77,804	$(70,560)
Denominator:
Weighted average number of common shares outstanding for basic net income (loss) per share	54,828	57,353	59,231
Effect of dilutive securities:
Employee stock options(a)	1,039	1,476	—
Phantom stock and performance units	24	—	—
1% convertible senior subordinated debentures due 2024	11,494	8,856	—
Weighted average number of common and potential common shares outstanding for diluted net income (loss) per share	67,385	67,685	59,231

(a)           Options to purchase approximately 2.1 million, 0.7 million and 5.8 million common shares were excluded from the computation of net income (loss) per share, assuming dilution, for the years ended December 31, 2005, 2004 and 2003, respectively, because they would have been antidilutive. For additional information regarding employee stock options, see Note 14.

Share-Based Compensation

As of December 31, 2005, the Company had one stock-based employee compensation plan that utilized the following three instruments: stock options, phantom stock and performance units (see Note 14). The Company accounts for these instruments under the intrinsic value method recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock

Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for stock options granted under this plan, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Immaterial compensation expense related to phantom stock and performance units granted is reflected in net income for the year ended December 31, 2005 based upon the number of days the instruments were outstanding in 2005. Compensation expense related to phantom stock is based upon the fair value of the stock at the date of grant while compensation expense for performance units is based upon the fair value of the stock as of December 31, 2005.

Stock Options

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$49,978	$75,755	$(70,560)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	12,684	7,065	6,768
Pro forma net income (loss)	$37,294	$68,690	$(77,328)
Net income (loss) per share:
Basic—as reported	$0.91	$1.32	$(1.19)
Basic—pro forma	$0.68	$1.20	$(1.31)
Diluted—as reported	$0.78	$1.15	$(1.19)
Diluted—pro forma	$0.59	$1.06	$(1.31)

On August 10, 2005, the Compensation Committee of the Company’s Board of Directors amended certain stock option agreements with employees to accelerate the vesting of certain outstanding unvested stock options. Unvested options to purchase 2.1 million shares with an average exercise price of $17.54 per share became exercisable as a result of the vesting acceleration. The intrinsic value of the stock options on the acceleration date was $2.6 million. Pro forma net income for 2005 presented in the table above includes $5.9 million of additional compensation expense, net of tax, determined under the fair value-based method as a result of the accelerated vesting of stock options that would have been recognized in 2006 though 2008. In 2005, the Company recorded a non-cash compensation charge of approximately $0.2 million in connection with the acceleration of vesting. As a result of the accelerated vesting, the Company will not recognize compensation expense associated with these options in future periods under SFAS No. 123(R), “Share-Based Payment,” which becomes effective for the Company in 2006. SFAS No. 123(R) is more fully discussed within this Note under the section titled “Impact of Newly Issued Accounting Standards.”

Use of Estimates in the Preparation of the Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts; reserves for sales returns, discounts, allowances and rebates and distributor price protection reserves; inventory excess and obsolescence reserves; product warranty reserves; income tax valuation allowances; impairment reviews for investments, fixed assets, goodwill and other intangibles; and pension and postretirement benefit costs and liabilities. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

Concentrations of Risk

Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the reserves provided in the Company’s balance sheet. See Note 18 for further discussion of customer-related concentrations of risk.

The Company manages its exposures to credit risk associated with accounts receivable using such tools as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

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

Impact of Newly Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage and rehandling costs be recognized as expenses in the current period. It also requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This standard will be effective for the Company in 2006. The Company does not anticipate that the application of SFAS No. 151 will have a material impact on its consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards related to the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This revised standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company has elected the modified prospective method of transition to SFAS No. 123(R), which will be effective in 2006. As part of this transition, the Company will recognize compensation expense related to future stock option and other share-based compensation grants immediately for grantees who are retirement-eligible rather than continue the current practice employed in the statement of operations and in the pro forma footnote disclosure that recognizes expense ratably over the vesting period regardless of the retirement eligibility of grantees. The Company believes that this statement will have a material impact on its consolidated statement of operations. The pro forma effects on net income (loss) and net income (loss) per share related to the application of this standard had CommScope applied fair value recognition provisions for the years ended December 31, 2005, 2004 and 2003 are reported within this Note under the section titled “Share-Based Compensation.”

3.                 ACQUISITION OF CONNECTIVITY SOLUTIONS

Effective January 31, 2004, CommScope acquired substantially all of the assets and assumed certain liabilities of Connectivity Solutions. The total purchase price consisted of approximately $250 million in cash and approximately 1.8 million shares of CommScope common stock valued at $32.4 million. Additional paid-in-capital was reduced by a $0.5 million accrual for estimated registration costs related to the issuance of the common shares. CommScope assumed certain current liabilities and approximately $65 million of other specified liabilities, primarily related to employee benefits.

The Company acquired Connectivity Solutions primarily to expand the Company’s position in the ‘last mile’ of telecommunications, establish a leadership position in the global enterprise connectivity market and enhance the Company’s global growth opportunities. Connectivity Solutions is primarily a designer, manufacturer and marketer of physical layer end-to-end structured cabling solutions supporting local area network (LAN) applications for enterprises and integrated cabinet solutions for telecommunications service providers.

The estimated fair values of the assets acquired and liabilities assumed are as follows:

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

The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition.

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

Trademarks have been determined by management to have indefinite lives and are not amortized, based on management’s expectation that the trademarked products will generate cash flows for the Company for an indefinite period. Management expects to continue to use the acquired trademarks on existing products and to introduce new products that will also display the trademarks, thus extending their lives indefinitely.

In-process research and development assets were written off and reflected in the Company’s statement of operations during 2004. Management believed that the assets under development had no alternative future use as of the date of the third party valuation of this intangible asset, resulting in its immediate write-off.

The amortizable intangible assets were determined by management to have finite lives. The useful life for the developed technologies for internal use was based on review of historical lives of similar products, in conjunction with technology-specific factors and anticipated future trends in the industry. The useful life for the developed technologies for external use was based on the remaining lives of the related patents. The useful life for the customer base was based on management’s forecasts of customer turnover. The useful life for the favorable contracts was based on the remaining terms of the contracts. The useful life of the other intangible assets was based on management’s estimate of the remaining useful life, considering the age of the underlying assets and review of historical lives of similar products.

CommScope’s consolidated results of operations for the year ended December 31, 2004 include the results of operations of Connectivity Solutions for the eleven-month period from February 1, 2004 through December 31, 2004. The following table presents pro forma consolidated results of operations for CommScope for the years ended December 31, 2004 and 2003, as though the acquisition of Connectivity Solutions had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of the dates indicated. The amounts for the Connectivity Solutions business of Avaya included in this pro forma information for the year ended December 31, 2003 and the month of January 2004 are based on the historical results of the Connectivity Solutions business as a division of Avaya and, therefore, may not be indicative of the actual results when operated as part of CommScope. Moreover, the pro forma information does not reflect all of the changes that may result from the acquisition, including, but not limited to, challenges of transition, integration and restructuring associated with the transaction; challenges of achieving anticipated synergies; ability to retain qualified employees and existing business alliances; maintaining satisfactory relationships with represented employees; and customer demand for Connectivity Solutions products. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Unaudited Pro Forma Year Ended December 31,
	2004	2003
Revenue	$1,178,406	$1,112,327
Net income (loss)	68,690	(85,589)
Net income (loss) per share, assuming dilution	1.04	(1.40)

These pro forma results reflect the elimination of intercompany sales during each period and immaterial pro forma adjustments for interest expense, depreciation, amortization and related income taxes. These pro forma results also include $47.3 million of corporate overhead costs allocated by Avaya to the Connectivity Solutions business during the year ended December 31, 2003. The pro forma results for the year ended December 31, 2004 include an estimate of $4.0 million for corporate overhead costs that would have been allocated by Avaya to the Connectivity Solutions business during January 2004. During the eleven-month period from February 1, 2004 through December 31, 2004, CommScope incurred corporate overhead costs of approximately $5.4 million on behalf of Connectivity Solutions. Certain overhead costs previously incurred on behalf of and allocated to the Connectivity Solutions business by Avaya are now incurred directly by Connectivity Solutions.

Net income during 2004 includes certain material charges that relate directly or indirectly to the acquisition, as listed below on a pretax basis:

Increase in cost of sales resulting from inventory purchase accounting adjustments	$14,628
Acquisition-related in-process research and development charges	3,984
Acquisition-related transition and startup costs	8,289
Loss on early extinguishment of debt	5,029
Restructuring costs	14,243

4.                 GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill as of December 31 (in millions):

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies for internal use	$30.8	$6.5	$24.3	$30.8	$3.1	$27.7
Developed technologies for external use	17.9	2.5	15.4	17.9	1.2	16.7
Customer base	51.2	39.8	11.4	51.2	35.9	15.3
Favorable contracts	9.6	6.1	3.5	9.6	2.9	6.7
Other	3.9	2.4	1.5	3.9	1.2	2.7
Total amortizable other intangible assets	113.4	57.3	56.1	113.4	44.3	69.1
Trademarks	13.2	—	13.2	13.2	—	13.2
Total other intangible assets	$126.6	$57.3	$69.3	$126.6	$44.3	$82.3

The Company’s finite-lived intangible assets are being amortized on a straight-line basis over the weighted-average amortization periods in the following table. The aggregate weighted-average amortization period is 11.5 years.

Weighted-Average Amortization Period (in years)
Developed technologies for internal use	9.0
Developed technologies for external use	14.0
Customer base	14.3
Favorable contracts	3.0
Other	3.0

Amortization expense for intangible assets was $13.0 million, $12.2 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the five succeeding years is as follows:

2006	$12.3
2007	6.6
2008	6.2
2009	6.2
2010	6.2

The immaterial change in goodwill for the year ended December 31, 2005 was due to the impact of translating the euro-denominated goodwill on the balance sheet of the Company’s Belgian subsidiary into U.S. dollars. Substantially all of the goodwill balance as of December 31, 2005 and 2004 is allocable to the Broadband segment.

5.                 EQUITY INTEREST IN OFS BRIGHTWAVE, LLC

In November 2001, CommScope acquired an 18.4% ownership interest in OFS BrightWave, an optical fiber and fiber optic cable venture between CommScope and The Furukawa Electric Co., Ltd. (Furukawa). OFS BrightWave was formed to operate a portion of the optical fiber and fiber optic cable business (OFS Group) acquired from Lucent Technologies Inc. (Lucent). CommScope issued 10.2 million shares of its common stock, valued at $203.4 million, or $19.94 per share, to Lucent in lieu of a portion of the purchase price payable by Furukawa for the acquisition of a portion of Lucent’s OFS Group. Of the amount paid by CommScope, $173.4 million represented a capital contribution in exchange for CommScope’s 18.4% equity interest in OFS BrightWave and $30 million represented a loan to OFS BrightWave. Furukawa owned the remaining 81.6% equity interest in OFS BrightWave. CommScope held a contractual right to sell its ownership interest in OFS BrightWave to Furukawa for a cash payment equal to CommScope’s original investment in and advances to OFS BrightWave.

On October 9, 2002, CommScope and Furukawa purchased 10.2 million shares of CommScope common stock from Lucent for $53 million, or $5.20 per share. Of the 10.2 million shares purchased from Lucent, Furukawa purchased approximately 7.7 million shares for approximately $40 million. CommScope repurchased the remaining approximately 2.5 million shares, which are currently classified as treasury stock, for approximately $13 million. As of December 31, 2003, Furukawa was CommScope’s largest stockholder, with approximately 13% of the Company’s outstanding shares.

Effective April 1, 2004, Furukawa made additional equity contributions to OFS BrightWave. Since CommScope elected not to make a corresponding investment in OFS BrightWave, CommScope’s ownership percentage in OFS BrightWave was reduced from 18.4% to 9.4%.

Primarily as a result of the continuing weakness in the global fiber optic cable market and Furukawa’s continuing efforts to restructure its OFS operations, CommScope agreed with Furukawa to further amend their existing contractual arrangements in the second quarter of 2004 for the mutual benefit of both companies. On June 14, 2004, CommScope and Furukawa changed the period in which CommScope could exercise its contractual right to sell its ownership interest in OFS BrightWave to Furukawa from 2006 to any time on or after June 14, 2004 and changed the exercise price from $173.4 million in cash to the approximately 7.7 million shares of CommScope common stock owned by Furukawa. On June 14, 2004, CommScope exercised its contractual right to sell and sold its 9.4% ownership interest in OFS BrightWave to Furukawa in exchange for the approximately 7.7 million shares of CommScope common stock owned by Furukawa, which were valued at $132.3 million as of the transaction date. CommScope currently holds these shares as treasury stock. As a result of this transaction, CommScope no longer owns any equity interest in OFS BrightWave.

This transaction does not affect CommScope’s right to receive full payment from OFS BrightWave under the $30 million note due in November 2006, based on its original terms. Primarily due to market conditions for optical fiber and because CommScope no longer had an equity ownership interest in OFS BrightWave, CommScope determined that there was an other-than-temporary impairment in the carrying value of this note as of the transaction date. Accordingly, a pretax impairment charge of $11.1 million was recognized as a reduction of the gain on the OFS BrightWave transaction to reduce the carrying value of the note to zero. CommScope has continued to receive quarterly interest payments in accordance with the terms of the note.

The OFS BrightWave transaction resulted in a net pretax gain of $121.3 million ($76.4 million after-tax or $1.13 per diluted share). This gain represents (1) the fair value of the common stock received by CommScope in exchange for CommScope’s transfer of its ownership interest in OFS BrightWave to Furukawa, plus (2) the realized gain from CommScope’s cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) the impairment charge related to the $30 million note from OFS BrightWave. The income tax impact of this gain enabled the Company to realize its deferred tax asset related to the Company’s share of the cumulative financial statement net losses of OFS BrightWave. In addition, this transaction created a capital gain for tax purposes, which allowed the Company to deduct a capital loss related to the 2001 impairment of an investment, creating a current tax benefit of $1.4 million from this capital loss deduction.

Although the Company’s ownership interest in OFS BrightWave was less than 20%, the investment was accounted for using the equity method since OFS BrightWave was organized as a limited liability company with characteristics of a partnership. CommScope’s portion of the losses of OFS BrightWave for the period from January 1 through June 14, 2004 and the year ended December 31, 2003 were included in the consolidated financial statements of CommScope for the years ended December 31, 2004 and 2003, respectively. These results were net of the elimination of after-tax intercompany profit in the amount of $30 and $105 for the years ended December 31, 2004 and 2003, respectively, related to interest payments on the $30 million note. OFS BrightWave elected to be taxed as a partnership, therefore the Company’s income tax benefit from flow-through losses has been recorded based on the Company’s tax rates.

The following table provides summary financial information for OFS BrightWave for the period from January 1 through June 14, 2004 and the year ended December 31, 2003:

	Period from January 1- June 14, 2004	Year ended December 31, 2003
Income Statement Data:
Net revenues	$40,497	$101,927
Gross profit	(8,612)	(88,947)
Net loss	(20,860)	(585,038)

6.                 RESTRUCTURING CHARGE AND EMPLOYEE TERMINATION BENEFITS

2005 Restructuring Initiatives

In August 2005, the Board of Directors of CommScope adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among CommScope’s global facilities and the expected closing of a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006. As a result of these initiatives, the Company recognized a pretax charge of $34.5 million during 2005.

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Equipment Relocation Costs	Asset Impairment Charges	Total
Charge recorded in 2005	$18,042	$2,416	$14,048	$34,506
Cash paid	—	(2,416)	—	(2,416)
Non-cash	(9,955)	—	(14,048)	(24,003)
Balance as of December 31, 2005	$8,087	$—	$—	$8,087

Employee-related costs include the expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive severance benefits. The costs also include a $10.0 million non-cash charge for pension and other postretirement benefit curtailment and special termination benefits related to an early retirement offer that was made available to and accepted by 166 employees. Additional pretax employee-related costs of $3 million to $5 million are expected to be recognized during 2006.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred and additional costs of $6 million to $8 million are expected to be recognized, substantially in 2006.

Asset impairment charges relate to production equipment that has been identified as excess, pending consolidation of certain production operations in other facilities. It is anticipated that this equipment will be available for sale at that time. It has been recorded at its estimated net realizable value upon sale plus an estimate of its remaining utility while still in service. Additional impairment charges may be incurred upon the disposition of these assets or if additional excess equipment is identified.

2004 Restructuring Initiatives

In October 2004, the Board of Directors of Connectivity Solutions Manufacturing, Inc. (CSMI), a wholly-owned subsidiary of the Company, adopted organizational and cost reduction initiatives at its Omaha, Nebraska facility in order to improve its competitive position. The initiatives include a reorganized management structure that creates more focused stand-alone management organizations for cable, apparatus and cabinets; re-engineered, simplified business practices and manufacturing processes; and a reduced number of management, production and support personnel. As a result of these actions, the Company recognized net pretax charges of $4.1 million and $14.2 million in 2005 and 2004, respectively, for employee-related costs, which consisted of severance pay and related fringe benefits and a net pension curtailment loss; process improvement costs, which consisted of consulting and other costs associated with modifying the manufacturing operations; and impairment charges related to equipment and a warehouse that are no longer used in operations.

The activity within the liability for these restructuring initiatives was as follows:

	Employee- Related Costs	Process Improvement Costs	Asset Impairment Charges	Total
Charge recorded in the fourth quarter of 2004	$5,859	$1,574	$6,810	$14,243
Cash paid	(1,205)	(1,574)	—	(2,779)
Non-cash	(522)	—	(6,810)	(7,332)
Balance as of December 31, 2004	$4,132	$—	$—	$4,132
Charge recorded in 2005	—	3,682	2,133	5,815
Cash paid	(2,197)	(3,682)	—	(5,879)
Non-cash	—	—	(2,133)	(2,133)
Reversal of reserves	(1,762)	—	—	(1,762)
Balance as of December 31, 2005	$173	$—	$—	$173

As of December 31, 2004, the workforce had been reduced by approximately 220 employees as a result of actions taken under these initiatives. During 2005, a portion of the reserve for employee-related costs was released as a result of fewer reductions in personnel, due to higher than anticipated levels of business for certain products. This release also reflected the recall of employees whose positions had been eliminated during 2004. The restructuring accrual balance as of December 31, 2005 and 2004 is classified as a current liability.

Included in the asset impairment charges recorded during 2005 is $575 related to a warehouse building that is no longer in use. The warehouse has been classified as held for sale ($10.2 million) and is carried at estimated fair value less costs to sell and reported in other current assets as of December 31, 2005.

The Company does not anticipate incurring any further charges related to the implementation of these initiatives and expects to pay substantially all of the remaining balance of the liability during 2006.

During the first quarter of 2004, CommScope reduced the Connectivity Solutions workforce by approximately 45 employees. The reductions were primarily related to the Company’s efforts to improve operational efficiency and reduce cost. The affected employees were employed in management and support functions at the Omaha, Nebraska facility. This workforce reduction resulted in net pretax charges of $1.3 million, recorded in acquisition-related transition and startup costs, consisting of severance pay and related fringe benefits. As of December 31, 2004, there was no remaining liability related to this workforce reduction.

7.                 IMPAIRMENT CHARGES FOR FIXED ASSETS AND INVESTMENTS

As a result of the global restructuring initiative announced during the third quarter of 2005, certain production equipment was identified as excess and a pretax impairment charge of $14.0 million is included in the 2005 restructuring charge (See Note 6). This equipment is expected to be sold and therefore has been recorded at its estimated net realizable value upon sale plus an estimate of its remaining utility while still in service.

During 2005 and the fourth quarter of 2004, in conjunction with CSMI’s organizational and cost reduction initiatives, certain pieces of manufacturing equipment were identified as no longer used in operations and were taken out of service and are generally expected to be scrapped. As a result, pretax impairment charges of $2.1 million and $6.8 million are included in the 2005 and 2004 restructuring charges, respectively (see Note 6), to write these assets down to their estimated fair values.

During the second quarter of 2003, as a result of the difficult global business environment in telecommunications and a decline in demand, both domestically and internationally, and reduced export sales from the Company’s Brazilian operation, management determined that certain domestic and Brazilian manufacturing assets were likely impaired. Accordingly, management obtained third party appraisals of the majority of these specifically identified assets to determine their fair values and the resulting amount of impairment losses to be recognized. Approximately $4.7 million of these assets were sold at an auction in December 2003. Based on these appraisals, the Company recognized pretax impairment charges as follows (in millions):

Domestic Broadband segment cable manufacturing assets	$21.4
Brazilian Broadband segment cable manufacturing assets	6.4
Brazilian Carrier segment cable manufacturing assets	2.3
Other domestic manufacturing assets	1.6
Total impairment charges	$31.7

8.                 ACCOUNTS RECEIVABLE

During 2002, the Company wrote off $21.4 million of Adelphia Communications Corporation (Adelphia) receivables as a result of Adelphia’s Chapter 11 bankruptcy. In October 2003, the Company assigned its trade claims against Adelphia and its affiliates to a third party in exchange for an initial payment of $12.5 million. This assignment of receivables did not meet the criteria set forth in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to recognize the proceeds as a recovery of bad debt expense, due primarily to the existence of a standard recourse provision in the assignment agreement. Therefore, the proceeds were reported in other noncurrent liabilities in the Consolidated Balance Sheets until the validity and ownership of these receivables was determined.

In December 2005, a final order was issued by the bankruptcy court affirming the validity of the claims that the Company had assigned. As a result, the Company received an additional $0.7 million from the third party and recognized $13.2 million as a reduction of bad debt expense within selling, general and administrative expenses in the Consolidated Statements of Operations.

9.                 BALANCE SHEET DETAILS

Short-term Investments

At December 31, 2005 and 2004, the Company’s short-term investments were composed of the following:

	2005	2004
Available for sale	$67,643	$77,620
Held-to-maturity	34,458	—
	$102,101	$77,620

The held-to-maturity short-term investments are composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$25,000	$—	$(88)	$24,912
State and municipal obligations	6,467	—	(5)	6,462
Federal agency notes	2,991	—	(13)	2,978
	$34,458	$—	$(106)	$34,352

Inventories

	As of December 31,
	2005	2004
Raw materials	$49,936	$40,250
Work in process	26,002	22,156
Finished goods	47,665	45,936
	$123,603	$108,342

Property, Plant and Equipment

	As of December 31,
	2005	2004
Land and land improvements	$33,422	$37,780
Buildings and improvements	109,773	109,466
Machinery and equipment	359,437	376,787
Construction in progress	6,267	10,796
	508,899	534,829
Accumulated depreciation	(256,022)	(223,376)
	$252,877	$311,453

Depreciation expense was $44,757, $44,160 and $30,574 during 2005, 2004 and 2003, respectively. No interest was capitalized during 2005, 2004 and 2003.

Other Current Accrued Liabilities

	As of December 31,
	2005	2004
Salaries and compensation liabilities	$60,077	$50,608
Income and other taxes payable	12,449	9,477
Other	27,972	30,690
	$100,498	$90,775

10.          LONG-TERM DEBT

	As of December 31,
	2005	2004
Senior Secured Term Loan	$36,500	$49,500
1% Convertible Senior Subordinated Debentures	250,000	250,000
IDA Notes	10,800	10,800
	297,300	310,300
Less current portion	13,000	13,000
	$284,300	$297,300

Senior Secured Credit Facility

The Company entered into a 5-year, $185 million senior secured credit facility on January 31, 2004, in connection with its acquisition of Connectivity Solutions. This credit facility, which amended and restated CommScope’s previous credit facility, is comprised of a $75 million term loan and a $110 million revolving credit facility. The credit facility is secured by substantially all of the Company’s assets, is guaranteed by all of the Company’s material domestic subsidiaries and contains certain financial and other covenants. The term loan is required to be repaid in consecutive quarterly installments of $3.25 million with a final payment of all outstanding principal and interest at maturity on December 31, 2008. The Company is required to make additional repayments under the term loan in the event that a significant asset or group of assets included in the collateral base is sold. In connection with this credit facility, the Company incurred costs of approximately $4.6 million, which were capitalized as other assets and are being amortized over the term of the facility. The interest rate on the $75 million term loan is, at CommScope’s option, either the London Interbank Offered Rate (LIBOR) plus 1.50% to 2.00%, or the Base Rate, defined as the higher of Prime Rate or Federal Funds Rate plus 0.50%, plus 0.00% to 0.75%, in each case based on the Company’s fixed charge coverage ratio. The interest rate in effect at December 31, 2005 was 6.17%. The interest rate on the $110 million revolving credit facility is, at CommScope’s option, either LIBOR plus 1.25% to 1.75% or the Base Rate plus 0.00% to 0.50%, in each case based on the Company’s fixed charge coverage ratio. As of December 31, 2005, the Company had availability of $76 million and no outstanding borrowings under this revolving credit facility. The Company’s ability to borrow under this facility depends on the amount of the borrowing base, which is determined as specified percentages of eligible receivables and inventory, reduced for certain reserves and the total amount of letters of credit issued under the credit facility ($18.2 million of letters of credit were outstanding as of December 31, 2005). The facility contains certain covenants, including restrictions on incurring other indebtedness, entering into transactions to acquire or merge with any entity, making other fundamental changes, selling assets and paying dividends, among other things. The Company is also required to comply with certain financial covenants, including a fixed charge coverage ratio, a senior debt to EBITDA ratio, a maximum annual capital expenditures covenant and a covenant requiring minimum ongoing excess borrowing availability of $10 million. Management believes the Company was in compliance with all of its covenants under this facility as of December 31, 2005.

Convertible Debentures

In March 2004, the Company issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024. The proceeds from these debentures were used primarily to extinguish the Company’s outstanding 4% convertible subordinated notes due December 15, 2006, to repay $25 million of borrowings under the Company’s revolving credit facility and for general corporate purposes. The Company repurchased or redeemed all of its 4% convertible subordinated notes during March and April 2004. The repurchase and redemption of these 4% convertible subordinated notes resulted in a $5.0 million pretax loss on the early extinguishment of debt. In connection with the issuance of the debentures, the Company incurred costs of approximately $6.9 million, which were capitalized as other assets and are being amortized over a period of five years, representing the period until the debenture holders may first require the Company to repurchase the debentures.

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

As of December 31, 2005, the conversion rate of these debentures was 45.977 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events, as more fully explained in the indenture governing the debentures: (1) payment or issuance of common stock as a dividend or distribution on the Company’s common stock; (2) the issuance to all holders of common stock of rights, warrants or options to purchase the Company’s common stock for a period expiring within 45 days of the record date for such distribution at a price less than the average of the closing sale prices for the 10 trading days preceding the declaration date for such distribution; (3) subdivisions, splits or combinations of the Company’s common stock; (4) distributions by the Company to all holders of the Company’s common stock of shares of the Company’s capital stock, evidences of indebtedness, property or assets, including rights, warrants, options and other securities but excluding dividends or distributions covered by clauses (1) or (2) above or any dividend or distribution paid exclusively in cash; provided that in the event that the Company distributes capital stock of, or similar equity interests in, a subsidiary or other business unit of the Company, then the conversion rate will be adjusted based on the market value of the securities so distributed relative to the market value of the Company’s common stock, in each case based on the average closing sales prices of those securities (where such closing prices are available) for the 10 trading days commencing on and including the fifth trading day after the date on which “ex-dividend trading” commences for such distribution on the New York Stock Exchange or such other principal national or regional exchange or market on which the securities are then listed or quoted or in the absence of such a quotation, a closing sale price determined by the Company on a basis it considers appropriate; (5) the payment of cash as a dividend or distribution on the Company’s common stock, excluding any dividend or distribution in connection with the Company’s liquidation, dissolution or winding up; or (6) the Company or any of its subsidiaries makes a payment in respect of a tender offer or exchange offer for the

Company’s common stock to the extent that the cash and value of any other consideration included in the payment per share of the Company’s common stock exceeds the closing sale price per share of the Company’s common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to such tender or exchange offer.

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

IDA Notes

In January 1995, CommScope entered into a $10.8 million unsecured loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the IDA Notes). Borrowings under the IDA Notes bear interest at variable rates based upon current market conditions for short-term financing. The interest rate in effect at December 31, 2005 and 2004 was 4.37% and 2.41%, respectively. All outstanding borrowings under the IDA Notes are due on January 1, 2015 and may be redeemed, in whole or in part, at any time prior to the due date subject to notice to the noteholders.

Other Matters

Scheduled maturities of long-term debt are $13 million per year during 2006 and 2007 and $10.5 million in 2008. The Company’s $250.0 million of 1% convertible senior subordinated debentures mature in 2024 and are redeemable, in whole or in part, by the Company at any time on or after March 20, 2009 and by the holders on March 20, 2009, March 15, 2014 and March 15, 2019.

The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 2.74% and 2.70% at December 31, 2005 and 2004, respectively.

11.                               DERIVATIVES AND HEDGING ACTIVITIES

As of December 31, 2005 and 2004, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros with a notional amount of $14 million. During 2004 and the first nine months of 2005, the swap was designated as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates.

Effective October 1, 2005, a portion of the hedging instrument was designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Gains of $0.1 million on the portion designated as a fair value hedge are reflected in the Company’s Statement of Operations for the year ended December 31, 2005. The designations of the hedging instrument were effective as of December 31, 2005 and 2004, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The agreement matures on December 1, 2009. The fair value of the hedging instrument, reflected in other noncurrent liabilities, was $5.8 million and $8.4 million as of December 31, 2005 and 2004, respectively.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss for the years ended December 31, 2005 and 2004 consisted of the following:

	2005	2004
Accumulated net loss on derivative instrument, beginning of year	$(5,716)	$(3,981)
Gain (loss) on derivative financial instrument designated as a net investment hedge, net of taxes	1,442	(1,735)
Accumulated net loss on derivative instruments, end of year	$(4,274)	$(5,716)

12.                               EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Prior to the acquisition of Connectivity Solutions in January 2004, the Company sponsored one defined contribution retirement savings plan. Subsequent to the acquisition, the Company, through CSMI or other subsidiaries, sponsors three defined contribution retirement savings plans. These plans allow employees to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service. The Company matches a percentage of the employee contributions up to certain limits. The Company contributed $8.1 million in 2005, $8.7 million in 2004 and $5.3 million in 2003 to these retirement savings plans, of which $4.1 million, $3.9 million and $3.8 million, respectively, was discretionary.

The Company also maintains a noncontributory unfunded defined contribution pension plan (the Restated SERP) for certain active and retired key executives. The Company is not required to make any payments until the participant is eligible to receive retirement benefits under the Plan. During 2005, 2004 and 2003, the Company recognized pretax costs of $1.1 million, $1.0 million and $0.8 million, respectively, representing additional accrued benefits and interest credited under the Restated SERP. Benefit payments to retirees were $110 each year. The accrued liability, included in other noncurrent liabilities, was approximately $7.7 million and $6.7 million as of December 31, 2005 and 2004, respectively.

Pension and Other Postretirement Benefit Plans

The Company, through CSMI or other subsidiaries, sponsors defined benefit pension plans covering represented employees and certain domestic and foreign executives. Included in the defined benefit pension plans are both funded and unfunded plans and contributory and noncontributory plans. The Company, through CSMI or other subsidiaries, also sponsors postretirement health care and life insurance benefit plans that provide benefits to certain represented employees and certain full-time employees who retire from the Company at age 65 or older with a minimum of 10 years of active service. Both the health care and life insurance plans are contributory, with retiree contributions adjusted annually. The health care plans contain other cost-sharing features such as deductibles, coinsurance and caps, with Medicare as the primary provider of health care benefits for eligible retirees. The accounting for the health care plans anticipates future cost-sharing changes to the written plan that are consistent with the Company’s expressed intent to maintain a consistent level of cost sharing with retirees. The Company recognizes the cost of providing and maintaining postretirement benefits during employees’ active service periods.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company elected to prospectively recognize the effects of the Act effective July 1, 2004. This reduced the postretirement benefit cost recognized in 2005 and 2004 by $2.0 million ($4.5 million including the impact on the curtailment loss) and $0.6 million, respectively.

The following table summarizes information for the defined benefit pension and postretirement benefit plans. The Company uses a December 31 measurement date for the majority of its plans.

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$112,327	$2,226	$80,776	$43,781
Service cost	3,927	3,373	4,200	4,158
Interest cost	6,257	4,998	4,460	4,598
Plan participants’ contributions	160	94	31	31
Recognition of Medicare subsidy	—	—	—	(8,670)
Actuarial (gain) loss	1,521	5,547	511	(839)
Acquisition of Connectivity Solutions	—	94,980	—	37,916
Curtailment (gain) loss and special termination benefits	9,600	626	5,922	(104)
Benefits paid	(1,667)	(311)	(1,224)	(95)
Translation loss and other	(1,175)	794	(3)	—
Benefit obligation at end of year	$130,950	$112,327	$94,673	$80,776
Change in plan assets:
Fair value of plan assets at beginning of year	$82,019	$1,221	$8,425	$—
Employer and plan participant contributions	9,611	519	1,198	95
Return on plan assets	6,420	5,875	343	445
Acquisition of Connectivity Solutions	—	74,127	—	7,980
Benefits paid	(1,667)	(311)	(1,224)	(95)
Translation gain and other	(978)	588	—	—
Fair value of plan assets at end of year	$95,405	$82,019	$8,742	$8,425
Funded status (benefit obligation in excess of fair value of plan assets)	$35,545	$30,308	$85,931	$72,351
Unrecognized net actuarial gain (loss)	(3,116)	(1,896)	(16,015)	(9,741)
Unrecognized net transition amount	(356)	(402)	—	—
Accrued benefit cost at end of year	$32,073	$28,010	$69,916	$62,610
Accumulated benefit obligation at end of year	$126,131	$107,496

Net periodic benefit cost for the defined benefit pension and postretirement benefit plans consisted of the following components:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$3,927	$3,373	$104	$4,200	$4,158	$2,858
Interest cost	6,257	4,998	129	4,460	4,598	2,097
Recognized actuarial loss	—	—	—	(11)	623	472
Amortization of transition obligation	41	40	37	—	—	—
Curtailment (gain) loss and special termination benefits	9,600	626	—	355	(104)	—
Return on plan assets	(6,299)	(5,007)	(69)	(527)	(554)	—
Net periodic benefit cost	$13,526	$4,030	$201	$8,477	$8,721	$5,427

The 2005 curtailment loss and special termination benefits included in net periodic benefit costs resulted from an early retirement offer that was made in conjunction with our global manufacturing restructuring initiatives (see Note 6). The offer was accepted by 166 employees during 2005. The cost related to other postretirement benefits is net of the reduction in unrecognized actuarial gains that existed at the time the curtailment was recognized.

Significant assumptions in determining benefit obligations and periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used to determine:
Benefit obligations:
Discount rate	5.40%	5.70%	5.92%	5.50%	5.75%	6.25%
Rate of compensation increase	4.40%	4.40%	3.50%	4.50%	4.50%	—
Net cost:
Discount rate	5.70%	5.75%	6.29%	5.75%	6.20%	6.75%
Rate of return on plan assets	7.75%	7.75%	5.50%	6.10%	8.00%	—
Rate of compensation increase	4.40%	4.40%	3.50%	4.25%	4.50%	—

	2005	2004
Health care cost trend rate assumed for next year	9%	10%
Ultimate rate to which the cost trend rate is assumed to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2013	2012

A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of and for the year ended December 31, 2005 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic benefit cost	$2.0	$(1.5)
Effect on postretirement benefit obligation	17.5	(13.6)

The Company considered the available yields on high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations to determine the discount rates at each measurement date.

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

The Company’s weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Asset category:
Equity securities	71%	71%	38%	38%
Debt securities	27	27	62	62
Other	2	2	—	—
Total	100%	100%	100%	100%

The Company has no required contributions but expects to contribute up to $15 million to the defined benefit pension plans and $4 million to the postretirement benefit plans during 2006.

The following table summarizes projected benefit payments from pension and postretirement benefit plans through 2015, including benefits attributable to estimated future service, and projected receipts from the Medicare Part D subsidy (in millions).

		Other Postretirement Benefits
	Pension Benefits	Without Medicare Subsidy	Medicare Subsidy
2006	$4.8	$4.0	$—
2007	6.0	2.9	(0.1)
2008	5.9	3.2	(0.1)
2009	6.4	3.5	(0.2)
2010	7.0	3.8	(0.2)
2011-2015	42.8	24.5	(2.7)

13.                               INCOME TAXES

Income (loss) before income taxes includes the results from domestic and international operations as follows:

	Year Ended December 31,
	2005	2004	2003
U.S. companies	$49,580	$94,764	$(98,398)
Non-U.S. companies	21,507	17,997	(13,599)
Income (loss) before income taxes	$71,087	$112,761	$(111,997)

The components of the income tax provision (benefit) were as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$20,294	$17,938	$(5,131)
Foreign	4,134	2,701	159
State	3,488	337	154
Current income tax provision (benefit)	27,916	20,976	(4,818)
Deferred:
Federal	(2,592)	11,436	(32,653)
Foreign	(2,409)	160	(971)
State	(1,806)	4,434	(2,995)
Deferred income tax provision (benefit)	(6,807)	16,030	(36,619)
Total income tax provision (benefit)	21,109	37,006	(41,437)
Plus: income tax benefit on equity in losses of OFS BrightWave	—	865	36,263
Less: income tax provision on net gain on OFS BrightWave transaction	—	44,890	—
Total income tax provision (benefit) before income tax benefit on equity in losses of OFS BrightWave and income tax provision on net gain on OFS BrightWave transaction	$21,109	$(7,019)	$(5,174)

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	3.5	0.7	2.1
Export sales benefit	(2.3)	(0.2)	0.4
Permanent items and other	(0.9)	0.1	3.9
Federal and State tax credits	(1.8)	(2.8)	0.3
Foreign tax credits	(2.6)	(2.7)	—
Foreign tax rate differential	(5.4)	(3.1)	0.4
Sub-Part F income tax	4.0	1.7	—
Valuation allowance	0.2	4.1	(5.1)
Effective income tax rate	29.7%	32.8%	37.0%

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	As of December 31,
	2005	2004
Deferred tax assets:
Accounts receivable and inventory reserves	$13,475	$14,615
Employee benefits	7,397	7,379
Postretirement benefits	39,482	33,329
Foreign net operating losses	15,051	11,186
Basis in OFS BrightWave loan	11,254	11,100
Cross currency swap loss	2,509	3,357
Federal tax credit carryforward	1,740	—
State net operating losses and tax credit carryforwards	4,671	4,358
Other	5,134	6,407
Total deferred tax assets	100,713	91,731
Valuation allowance	(18,020)	(13,904)
Total deferred tax assets, net of valuation allowance	82,693	77,827
Deferred tax liabilities:
Property, plant and equipment	(10,470)	(3,848)
Goodwill and intangibles	(22,355)	(29,994)
Total deferred tax liabilities	(32,825)	(33,842)
Net deferred tax asset	$49,868	$43,985
Deferred taxes as recorded on the balance sheet:
Current deferred tax asset	$25,245	$26,644
Noncurrent deferred tax asset	24,623	17,341
Net deferred tax asset	$49,868	$43,985

During 2005, the Company increased the valuation allowance related to deferred tax assets of its Brazilian subsidiary (related primarily to foreign net operating loss carryforwards) by $2.5 million. These loss carryforwards have no expiration date, but are subject to local restrictions limiting their utilization. The valuation allowance related to this deferred tax item was $11.4 million and $8.9 million as of December 31, 2005 and 2004, respectively. The loss carryforward amount related to this valuation allowance was $49.8 million as of December 31, 2005.

The Company’s Belgian subsidiary had a deferred tax asset, primarily related to foreign net operating loss carryforwards, of $2.3 million and $2.2 million as of December 31, 2005 and 2004, respectively. These loss carryforwards have no expiration date. The loss carryforward amount related to this deferred tax asset is $7.2 million as of December 31, 2005. The Company continued to incur losses at this subsidiary and determined in 2005 that it is more likely than not that this deferred tax asset will not be realized. Therefore, a $2.3 million valuation allowance was established against this deferred tax asset during 2005.

The Company’s Australian subsidiary had a deferred tax asset primarily related to foreign net operating loss carryforwards of $1.4 million as of December 31, 2005. The loss carryforward amount related to this deferred tax asset is $4.6 million. The Company believes it is more likely than not that this deferred tax asset will not be realized. Therefore, a valuation allowance was established against this deferred tax asset during 2005.

During 2005, the Company realized $2.5 million (net of federal impact) of state income tax benefits resulting from state net operating loss carryforwards and state credit carryforwards that had previously been subject to a valuation allowance. An additional $1.7 million tax benefit (net of federal impact) related to these carryforward items is expected to be realized. Accordingly, there was a $4.2 million reduction in the valuation allowance related to these items.

As of December 31, 2005, there were $2.8 million (net of federal impact) of additional state tax credit carryforwards available to reduce state income tax liabilities through 2010. A deferred tax asset related to these additional state tax credit carryforwards was recognized during 2005 and a valuation allowance was established since management does not believe it is likely that this deferred tax asset will be realized.

During 2005, the Company realized $0.7 million of foreign tax credit carryforward and created additional foreign tax credit carryforward of $1.6 million. A valuation allowance was released against the $0.7 million of prior year carryforward. No valuation allowance was established against the carryforward generated in 2005 as the Company believes it is more likely than not that this carryforward will be realized.

The Company has not established a valuation allowance against the remaining net deferred tax asset of $49.9 million. The Company has determined that the net asset is more likely than not to be realized as the Company has a positive earnings history and is forecasting future taxable earnings.

The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. income taxes have been provided was $44.4 million as of December 31, 2005. Although the Company does not currently intend to repatriate earnings from foreign subsidiaries, foreign tax credits may be available to reduce U.S. taxes in the event of such repatriation.

The Company is regularly audited by various taxing authorities and, occasionally, these audits result in proposed assessments that may ultimately result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for any reasonably foreseeable outcome resulting from differing interpretation of applicable income tax laws and regulations. Included in income taxes payable are reserves of $4.7 million and $1.9 million at December 31, 2005 and 2004, respectively, related to state income tax matters.

Income tax expense (benefit) related to gain (loss) on the portion of the Company’s derivative instrument designated as a net investment hedge, included in comprehensive income (loss), were $848, $(1,019) and $(1,867) for the years ended December 31, 2005, 2004 and 2003, respectively.

14.                               STOCK COMPENSATION PLANS

In 1997, the Company adopted the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the “CommScope Incentive Plan”), which was formally approved by the Company’s stockholders in 1998. The Company has amended the CommScope Incentive Plan, with stockholder approval, at various times since inception, with the latest amendment approved during 2004. The amendment approved during 2004, among other things, increased the number of shares available under the plan and allows non-employee directors to receive awards of restricted stock. The CommScope Incentive Plan provides for the granting of stock options, restricted stock, performance units, performance shares and phantom shares to employees of the Company and the granting of stock, restricted stock awards and stock options to non-employee directors of the Company. As of December 31, 2005, a total of 13.2 million shares have been authorized for issuance under the CommScope Incentive Plan. Stock options generally expire 10 years from the date they are granted. Options vest over service periods that generally range from three to four years. Upon initial election to the Company’s Board of Directors, a non-employee director is granted 1,000 shares of stock, which are fully vested and transferable upon issuance, and an option to purchase 20,000 shares of stock, which vest over a three-year period. If a non-employee director remains in office, a similar option is granted every three years.

Stock Options

The following tables summarize the Company’s stock option activity and information about stock options outstanding at December 31, 2005:

	Shares (in thousands)	Weighted Average Exercise Price Per Share
Stock options outstanding at December 31, 2002	8,339	$14.84
Granted	1,217	14.31
Cancelled	(315)	13.65
Exercised	(104)	11.29
Stock options outstanding at December 31, 2003	9,137	14.85
Granted	1,723	18.43
Cancelled	(88)	14.11
Exercised	(1,092)	12.55
Stock options outstanding at December 31, 2004	9,680	15.72
Granted	290	18.29
Cancelled	(146)	16.87
Exercised	(1,384)	12.49
Stock options outstanding at December 31, 2005	8,440	16.31
Stock options exercisable at:
December 31, 2003	5,626	$16.44
December 31, 2004	6,118	$15.97
December 31, 2005	8,148	$16.26
Shares reserved for future issuance at December 31, 2005	374

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $10.00	1,490	6.9	$7.93	1,487	$7.93
10.01 to 15.50	1,646	2.8	13.46	1,546	13.44
15.51 to 16.50	1,946	6.6	15.93	1,946	15.93
16.51 to 18.00	1,292	5.5	17.13	1,292	17.13
18.01 to 24.00	1,457	8.8	19.10	1,268	18.97
24.01 to 47.06	609	3.9	37.36	609	37.36
$7.43 to $47.06	8,440	5.9	$16.31	8,148	$16.26

The Company has elected to account for stock options using the intrinsic value method. The weighted average fair value per option has been estimated using the Black-Scholes option-pricing model. The assumptions used to develop the weighted average fair value per option were as follows:

	Year Ended December 31,
	2005	2004	2003
Valuation assumptions:
Expected option term (years)	4.7	4.0	4.0
Expected volatility	44.0%	41.0%	71.0%
Expected dividend yield	—	—	—
Risk-free interest rate	4.20%	3.50%	2.75%
Weighted average fair value per option	$7.85	$6.75	$7.84

See Note 2 for pro forma disclosure of the effect on net income (loss) and net income (loss) per share of recognizing expense for stock-based compensation based on the estimated fair value of stock options granted in accordance with SFAS No. 123(R).

Performance Units and Phantom Stock

On December 14, 2005, the Compensation Committee of the Company’s Board of Directors granted a total of 203,500 performance units and 280,220 shares of phantom stock to certain employees. Those who were granted performance units or phantom stock will be eligible to receive shares of Company common stock on the third anniversary of the date of grant provided the grantee remains employed with the Company or retires from the Company, subject to certain conditions. The number of shares ultimately issued under the performance unit grants is based on the Company’s performance during the year following the grant, where performance is defined as the ratio of operating income, subject to certain adjustments, to revenue.

Compensation expense of $126 (pretax) was reflected in the Statement of Operations for the year ended December 31, 2005, related to performance units and phantom stock based on a vesting schedule that does not reflect immediate recognition of compensation expense for grantees who are retirement-eligible. Future grants of stock options, performance units and phantom stock will be subject to immediate recognition of compensation expense for grantees who are retirement eligible in accordance with SFAS No. 123(R).

15.                STOCKHOLDER RIGHTS PLAN

On June 10, 1997, the Board of Directors adopted a stockholder rights plan designed to protect stockholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the rights plan, each stockholder received a dividend of one right for each outstanding share of common stock, which was distributed on July 29, 1997. The rights are attached to, and presently only trade with, the common stock and currently are not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (Participating Preferred Stock) for each right held at a price of $60.

The rights become exercisable and will begin to trade separately from the common stock upon the earlier of (i) the first date of public announcement that a person or group (other than pursuant to a Permitted Offer, as defined) has acquired beneficial ownership of 15% or more of the outstanding common stock, or (ii) 10 business days (or such later date as the Board of Directors of the Company may determine) following a person’s or group’s commencement of, or announcement of and intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the common stock. The rights will entitle holders (other than an Acquiring Person, as defined) to purchase common stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase $120 worth of the surviving company’s common stock for $60. The Company may redeem the rights for $0.01 each at any time prior to such acquisitions. The rights will expire on June 12, 2007.

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

16.                FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, debt instruments and a cross currency swap contract (see Note 11). For cash and cash equivalents, short-term investments classified as available for sale, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2005 and 2004 were considered representative of their fair values due to their short terms to maturity. Quoted market prices were not available for the Company’s senior secured term loan and IDA Notes (see Note 10), but management determined that the fair value of these variable rate debt instruments approximated their carrying value based on terms and conditions that were available to the Company as of December 31, 2005 and 2004 for issuance of debt with similar terms and remaining maturities. The fair value of the Company’s convertible debentures (see Note 10) and short-term investments classified as held-to-maturity was based on quoted market prices. The fair value of the Company’s cross currency swap contract was based on the net present value of the difference between the expected future U.S. dollar cash flows and the expected future euro cash flows.

The carrying amounts and estimated fair values of the Company’s convertible debentures, cross currency swap and short-term investments classified as held-to-maturity as of December 31, 2005 and 2004, are summarized as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible debentures	$250,000	$258,183	$250,000	$267,188
Cross currency swap	5,774	5,774	8,442	8,442
Short-term investments classified as held-to-maturity	34,458	34,352	—	—

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

17.                COMMITMENTS AND CONTINGENCIES

CommScope leases certain equipment and facilities under operating leases expiring at various dates through 2019. Rent expense was $11.5 million in 2005, $8.8 million in 2004 and $6.3 million in 2003. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 2005 are: $8.8 million in 2006; $7.6 million in 2007; $7.1 million in 2008; $5.3 million in 2009; $4.2 million in 2010; and $10.9 million thereafter.

Product warranty reserves are reflected in other current accrued liabilities. The following table summarizes the activity for the years ended December 31, 2005 and 2004 related to the warranty reserves.

	2005	2004
Reserve at beginning of year	$1,531	$576
Connectivity Solutions liability assumed	—	2,314
Provision for warranties	808	183
Payments	(304)	(1,542)
Reserve at end of year	$2,035	$1,531

CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on the Company’s financial position or results of operations upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

18.                INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

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

During the first quarter of 2005, as a result of the continued integration of the Connectivity Solutions business into the Company’s global operations and financial reporting systems, management changed the reportable segments used to evaluate the Company’s results of operations. The new reportable segments that have been identified are defined by major product category as follows: Enterprise, Broadband and Carrier. Results for the years ended December 31, 2004 and 2003 have been restated to conform to the new reportable segments.

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications. The segment also includes coaxial cable for various video and data applications, other than cable television.

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

The following tables provides summary financial information for these reportable segments as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 (in millions):

	As of December 31,
	2005	2004
Identifiable segment related assets:
Enterprise	$352.4	$343.9
Broadband	343.2	365.0
Carrier	108.0	100.4
Total identifiable segment related assets	803.6	809.3
Reconciliation to total assets:
Cash, cash equivalents and short-term investments	248.7	177.3
Deferred income taxes	49.9	44.0
Total assets	$1,102.2	$1,030.6

	Year Ended December 31,
	2005	2004	2003
Net sales:
Enterprise	$662.5	$588.0	$402.0
Broadband	459.6	422.8	145.7
Carrier	217.4	143.5	27.1
Inter-segment eliminations	(2.3)	(1.6)	(1.5)
Consolidated net sales	$1,337.2	$1,152.7	$573.3
Operating income (loss):
Enterprise	$34.1	$22.3	$2.1
Broadband	47.8	29.2	5.2
Carrier	(7.0)	(45.6)	(16.3)
Consolidated operating income	$74.9	$5.9	$(9.0)
Depreciation and amortization:
Enterprise	$33.2	$29.8	$6.5
Broadband	21.8	23.8	25.0
Carrier	5.2	6.9	2.7
Consolidated depreciation and amortization	$60.2	$60.5	$34.2

Customer Information

Sales to Anixter International Inc. and its affiliates (Anixter), our largest distributor, accounted for 32% and 35% of the Company’s total net sales during 2005 and 2004, respectively. These sales were primarily within the Connectivity Solutions segment. No other customer accounted for 10% or more of the Company’s total net sales for 2005 or 2004. During 2003, sales to Comcast Corporation accounted for 18% of the Company’s total net sales.

Accounts receivable from Anixter represented 33% and 30% of net accounts receivable as of December 31, 2005 and 2004, respectively. No other customer accounted for more than 10% of the Company’s net accounts receivable as of December 31, 2005 or 2004.

Sales to related parties were less than 2% of net sales in 2005 and less than 1% of net sales in 2004 and 2003. Trade accounts receivable from related parties were 1% of the Company’s total trade accounts receivable balance as of December 31, 2005 and 2004. In the fourth quarter of 2002, Furukawa became a related party to the Company as a result of Furukawa’s acquisition of approximately 13% of CommScope’s common stock. As of June 14, 2004, when CommScope restructured its relationship with Furukawa (see Note 5), Furukawa was no longer considered a related party. Purchases of optical fiber from OFS Fitel, LLC, a wholly-owned subsidiary of Furukawa for the period from January 1, 2004 through June 14, 2004, were less than 1% of CommScope’s total operating costs and expenses for the calendar year. For the year ended December 31, 2003, similar types of purchases accounted for less than 5% of CommScope’s total operating costs and expenses. Purchases from all other related parties were less than 1% of operating costs and expenses in 2005, 2004 and 2003. As of December 31, 2005 and 2004, less than 1% of the Company’s trade accounts payable were to related parties.

Geographic Information

Sales to customers located outside of the United States comprised 34%, 32% and 19% of total net sales in 2005, 2004 and 2003, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
United States	$886.8	$779.0	$462.5
Europe, Middle East and Africa	208.4	184.1	52.2
Asia/Pacific Rim	123.0	98.9	14.5
Latin America	84.9	65.3	29.5
Canada	34.1	25.4	14.6
Consolidated net sales	$1,337.2	$1,152.7	$573.3

Long-lived assets, excluding deferred taxes, by geographic area were as follows (in millions):

	As of December 31,
	2005	2004	2003
United States	$200.3	$256.8	$155.4
Europe, Middle East and Africa	23.2	27.8	9.9
Asia/Pacific Rim	16.9	15.7	—
Latin America	12.5	11.2	11.0
Total long-lived assets, excluding deferred taxes	$252.9	$311.5	$176.3

19.          SUPPLEMENTAL CASH FLOW INFORMATION

	As of December 31,
	2005	2004	2003
Cash paid during the year for:
Income taxes	$22,141	$11,657	$518
Interest	6,186	6,800	9,429
Noncash investing and financing activities:
Fair value, less costs to sell, of assets held for sale transferred from property, plant and equipment to other current assets	$10,190	$—	$—
Fair value of CommScope, Inc. common stock received from Furukawa in exchange for CommScope’s transfer of its investment in OFS BrightWave to Furukawa	—	132,311	—
Fair value of CommScope, Inc. common stock issued as partial consideration for Connectivity Solutions acquisition	—	32,853	—
Costs related to acquisition of Connectivity Solutions	—	—	1,458

20.          QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005:
Net sales	$309,054	$336,711	$345,613	$345,787
Gross profit	72,162	88,609	94,536	89,168
Operating income(a)(b)	8,481	24,610	19,934	21,837
Net income	5,534	16,304	11,522	16,618
Net income per share, basic	0.10	0.30	0.21	0.30
Net income per share, diluted	0.09	0.25	0.18	0.25
Fiscal 2004:(c)
Net sales	$235,061	$312,949	$309,090	$295,596
Gross profit	37,384	72,177	77,989	67,265
Operating income (loss)(d)(e)	(14,099)	11,047	18,777	(9,819)
Net income (loss)(f)	(16,370)	84,114	15,083	(7,072)
Net income (loss) per share, basic	(0.27)	1.40	0.28	(0.13)
Net income (loss) per share, diluted	(0.27)	1.16	0.23	(0.13)

(a)           Operating income for each quarter of 2005 included pretax restructuring charges of, in chronological order, $2,029, $1,546, $16,553 and $18,430.

(b)          Operating income for the fourth quarter of 2005 included the recovery of $13,246 in bad debt expense related to Adelphia accounts receivable.

(c)           Results of Connectivity Solutions are included effective February 1, 2004 (see Note 3).

(d)          Operating loss for the first quarter of 2004 included pretax charges of $23,950 directly or indirectly related to the Connectivity Solutions acquisition.

(e)           Operating loss for the fourth quarter of 2004 included a $14,243 pretax charge for restructuring costs.

(f)             Net income for the second quarter of 2004 included a $76,437 net gain on the OFS BrightWave transaction, net of tax.

CommScope, Inc.
Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)(1)	Deductions (Describe)(2)	Balance at End of Period
Deducted from assets:
Allowance for doubtful accounts
Year ended December 31, 2005(3)	$12,761	$2,607	$—	$1,724	$13,644
Year ended December 31, 2004	$12,145	$2,597	$1,251	$3,232	$12,761
Year ended December 31, 2003	$11,811	$4,794	$—	$4,460	$12,145

(1)          Connectivity Solutions balance as of the January 31, 2004 acquisition date.

(2)          Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.

(3)          Activity in 2005 does not include the recovery of $13,246 in bad debt expense related to Adelphia accounts receivable.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have concluded that the disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of CommScope is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CommScope management assessed the effectiveness of CommScope’s internal control over financial reporting as of December 31, 2005. In making this assessment, CommScope’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2005, CommScope’s internal control over financial reporting is effective based on those criteria.

CommScope’s independent auditors have issued an audit report on management’s assessment of CommScope’s internal control over financial reporting. This report appears immediately below.

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CommScope, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CommScope, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 1, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is contained in Part I, Item 4 of this Form 10-K and the sections captioned “Management of the Company—Board of Directors of the Company,” “Management of the Company—Committees of the Board of Directors—Board Meetings,” and “Management of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” included in our 2006 Proxy Statement, which sections are incorporated herein by reference.

Code of Ethics for Principal Executive and Senior Financial and Accounting Officers

We have adopted the CommScope, Inc. Code of Ethics for Principal Executive and Senior Financial and Accounting Officers (the “Senior Officer Code of Ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The Senior Officer Code of Ethics is publicly available on our website at www.commscope.com. If we make an amendment to, or grant a waiver from, a provision of the Senior Officer Code of Ethics, we will disclose the nature of such waiver or amendment on our website.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by this Item is contained in the section captioned “Management of the Company” in our 2006 Proxy Statement and is incorporated by reference herein. The sections captioned “Management of the Company—Compensation Committee Report on Compensation of Executive Officers” and “Performance Graph” in our 2006 Proxy Statement are not incorporated by reference herein.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is contained in the sections captioned “Beneficial Ownership of Common Stock,” “Management of the Company—Stock Options” and “Management of the Company—Equity Compensation Plan Information” in our 2006 Proxy Statement, which sections are incorporated by reference herein.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in the section captioned “Management of the Company—Certain Relationships and Related Transactions” in our 2006 Proxy Statement and is incorporated by reference herein.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is contained in the section captioned “Independent Auditors” in our 2006 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents Filed as Part of this Report:

1.	Financial Statements.
The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Operations for the Years ended December 31, 2005, 2004 and 2003.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years ended December 31, 2005, 2004 and 2003.
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

COMMSCOPE, INC.
Date: March 1, 2006	By:	/s/ FRANK M. DRENDEL
Frank M. Drendel
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK M. DRENDEL	Chairman of the Board and Chief	March 1, 2006
Frank M. Drendel	Executive Officer
/s/ JEARLD L. LEONHARDT	Executive Vice President and Chief	March 1, 2006
Jearld L. Leonhardt	Financial Officer (Principal financial officer)
/s/ WILLIAM R. GOODEN	Senior Vice President and Controller	March 1, 2006
William R. Gooden	(Principal accounting officer)
/s/ DUNCAN M. FAIRCLOTH	Director	March 1, 2006
Duncan M. Faircloth
/s/ BOYD L. GEORGE	Director	March 1, 2006
Boyd L. George
/s/ GEORGE N. HUTTON, JR.	Director	March 1, 2006
George N. Hutton, Jr.
/s/ KATSUHIKO OKUBO	Director	March 1, 2006
Katsuhiko Okubo
/s/ RICHARD C. SMITH	Director	March 1, 2006
Richard C. Smith
/s/ JUNE E. TRAVIS	Director	March 1, 2006
June E. Travis
/s/ JAMES N. WHITSON	Director	March 1, 2006
James N. Whitson

Index of Exhibits

Exhibit No.	Description
2.1

Stock Purchase Agreement, dated as of October 9, 2002, by and among Lucent Technologies Inc., CommScope, Inc. and The Furukawa Electric Co., Ltd. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929)).

2.2

Asset Purchase Agreement, dated as of October 26, 2003, by and among CommScope, Inc. and SS Holdings, LLC and Avaya Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).

3.1

Amended and Restated Certificate of Incorporation of CommScope, Inc. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

3.2	Amended and Restated By-Laws of CommScope, Inc. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
4.1

Rights Agreement, dated June 12, 1997, between CommScope, Inc. and ChaseMellon Shareholder Services, LLC (Incorporated herein by reference from the Registration Statement on Form 8-A filed June 30, 1997 (File No. 1-12929)).

4.1.1

Amendment No. 1 to Rights Agreement, dated as of June 14, 1999, between CommScope, Inc. and ChaseMellon Shareholder Services, LLC (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed June 14, 1999 (File No. 1-12929)).

4.1.2

Amendment No. 2 to Rights Agreement, dated as of November 15, 2001 between CommScope, Inc. and Mellon Investor Services LLC (Incorporated by reference from the Amendment to Registration Statement on Form 8-A/A filed November 19, 2001 (File no. 1-12929)).

4.2

Registration Rights Agreement dated as of January 31, 2004 by and between CommScope, Inc. and Avaya Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).

4.3

Letter Agreement dated October 26, 2003 by and between Avaya Inc. and CommScope, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).

4.4

Purchase Agreement, dated March 18, 2004, among CommScope, Inc. and the Initial Purchasers named therein (Incorporated herein by reference from the Company’s Registration Statement on Form S-3 dated June 21, 2004 (File No. 333-116692)).

4.5

Registration Rights Agreement, dated as of March 24, 2004, among CommScope, Inc. and the Initial Purchasers named therein (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-12929)).

4.6

Indenture, dated as of March 24, 2004, between CommScope, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-12929)).

4.7

Letter Agreement, dated June 14, 2004, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated June 15, 2004 (File No. 1-12929)).

10.1

Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company’s Quarterly Report on From 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

10.2

Amended and Restated Credit and Security Agreement dated as of January 31, 2004, by and among CommScope, Inc. of North Carolina, CommScope Solutions, Inc., Connectivity Solutions Manufacturing, Inc., the lenders listed therein, and Wachovia Bank, National Association, as Agent (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).

10.3

Cross Currency Rate and Forward Foreign Exchange Transaction Confirmation, dated as of December 3, 2002, between CommScope, Inc. of North Carolina and Wachovia Bank, National Association (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929)).

10.4+

Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (as amended and restated effective May 7, 2004) (Incorporated herein by reference from Appendix B to the Company’s definitive Proxy Statement filed with the Commission on March 24, 2004 (File No. 1-12929)).

10.4.1+

Form of Nonqualified Stock Option Agreement under Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (Incorporated herein by reference from the Company’s Quarterly Report on From 10-Q for the period ended September 30, 2004 (File No. 1-12929)).

10.5+

Form of Severance Protection Agreement between the Company and certain executive officers (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12929)).

10.5.1+

Form of Amendment to Severance Protection Agreement between the Company and certain executive officers (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12929)).

10.6+

Employment Agreement between Frank Drendel, General Instrument Corporation and CommScope, Inc. of North Carolina, the Letter Agreement related thereto dated May 20, 1993 and Amendment to Employment Agreement dated July 25, 1997 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929)).

10.7+

CommScope, Inc. Annual Incentive Plan, as amended effective March 25, 2004 (Incorporated herein by reference from Appendix C to the Company’s definitive Proxy Statement filed with the Commission on March 24, 2004 (File No. 1-12929)).

10.8+

CommScope, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective February 24, 2006 (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated March 1, 2006 (File No. 1-12929)).

10.9+

Form of Indemnification Agreement by and among CommScope, Inc., CommScope, Inc. of North Carolina, and their directors and officers (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated March 10, 2005 (File No. 1-12929)).

10.10

Assignment, dated June 11, 2004, by and between CommScope, Inc. and CommScope Optical Technologies, Inc. (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated June 15, 2004 (File No. 1-12929)).

10.11

Amended and Restated Memorandum of Understanding, dated as of November 15, 2001, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K dated November 26, 2001 (File No. 1-12929)).

10.11.1

Amendment No. 1, dated as of October 9, 2002, to the Amended and Restated Memorandum of Understanding, dated as of November 15, 2001, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929)).

10.11.2

Amendment No. 2, dated as of June 14, 2004, to the Amended and Restated Memorandum of Understanding dated as of November 15, 2001, as amended by Amendment No. 1 dated as of October 9, 2002, by and between The Furukawa Electric Co., Ltd. and CommScope Optical Technologies, Inc. (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated June 15, 2004 (File No. 1-12929)).

10.12

Revolving Credit Agreement, dated as of November 16, 2001, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12929)).

10.12.1

First Amendment to Revolving Credit Agreement, dated as of October 9, 2002, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929)).

10.12.2

Second Amendment, dated as of June 14, 2004, to the Revolving Credit Agreement dated as of November 16, 2001, as amended by the First Amendment dated as of October 9, 2002, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated June 15, 2004 (File No. 1-12929)).

10.12.3

First Amendment to Amended and Restated Credit and Security Agreement, dated as of June 27, 2005, among CommScope, Inc. of North Carolina, CommScope Solutions, Inc., and Connectivity Solutions Manufacturing, Inc. as Borrowers, Wachovia Bank, National Association as Agent, Fleet Capital Corporation as Syndication Agent, General Electric Capital Corporation, Harris N.A. (successor by merger to Harris Trust and Savings Bank) and PNC Bank as Documentation Agents, and the Lenders signatory thereto (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated June 29, 2005 (File No. 1-12929)).

10.13

Optical Fiber Supply Agreement, dated as of June 14, 2004, between CommScope, Inc. of North Carolina and OFS Fitel, LLC. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (Incorporated by reference herein from the Company’s Amended Current Report on Form 8-K/A dated September 9, 2004 (File No. 1-12929)).

10.14

Letter Agreement dated October 26, 2003 by and between CommScope, Inc., SS Holdings, LLC and Avaya Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).

21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

99.1

OFS BrightWave, LLC Consolidated Financial Statements (December 31, 2003 and 2002 and for the two years ended December 31, 2003 and the period from inception (November 17, 2001) to December 31, 2001) (Incorporated by reference from the Company’s Report on Form 10-K dated March 15, 2005 (File No. 1-12929)).

+                Management Compensation.