Form 10-Q
period 2006-03-31
COMMSCOPE INC
filed 2006-05-05
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐    No ☒

As of April 24, 2006 there were 58,015,996 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
March 31, 2006
Table of Contents

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$352,254	$309,054

Operating costs and expenses:
Cost of sales	267,515	236,892
Selling, general and administrative	54,177	53,882
Research and development	7,465	7,770
Restructuring costs	3,749	2,029
Total operating costs and expenses	332,906	300,573

Operating income	19,348	8,481
Other income (expense), net	638	(57)
Interest expense	(1,985)	(2,078)
Interest income	2,053	999

Income before income taxes	20,054	7,345
Income tax expense	(7,327)	(1,811)

Net income	$12,727	$5,534

Net income per share:
Basic	$0.22	$0.10
Assuming dilution	$0.19	$0.09

Weighted average shares outstanding:
Basic	56,724	54,512
Assuming dilution	70,667	66,784

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited – In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$133,226	$146,549
Short-term investments	108,746	102,101
Total cash, cash equivalents and short-term investments	241,972	248,650

Accounts receivable, less allowance for doubtful accounts of $12,944 and $13,644, respectively	191,561	165,608
Inventories	137,303	123,603
Prepaid expenses and other current assets	17,694	26,156
Deferred income taxes	25,761	25,245
Total current assets	614,291	589,262

Property, plant and equipment, net	261,986	252,877
Goodwill	151,360	151,356
Other intangibles, net	73,250	69,297
Deferred income taxes	22,595	24,623
Other assets	14,636	14,766

Total Assets	$1,138,118	$1,102,181

Liabilities and Stockholders’ Equity

Accounts payable	$77,644	$63,444
Other accrued liabilities	75,525	100,498
Current portion of long-term debt	13,000	13,000
Total current liabilities	166,169	176,942

Long-term debt	281,050	284,300
Pension and postretirement benefit liabilities	99,502	101,989
Other noncurrent liabilities	17,395	16,925
Total Liabilities	564,116	580,156

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 68,042,350 at March 31, 2006 and 66,073,347 at December 31, 2005; Issued and outstanding shares: 57,842,350 at March 31, 2006 and 55,873,347 at December 31, 2005	681	661
Additional paid-in capital	490,175	462,842
Deferred equity compensation	—	(8,980)
Retained earnings	229,415	216,688
Accumulated other comprehensive loss	(734)	(3,651)
Treasury stock, at cost: 10,200,000 shares at March 31, 2006 and December 31, 2005	(145,535)	(145,535)
Total Stockholders’ Equity	574,002	522,025

Total Liabilities and Stockholders’ Equity	$1,138,118	$1,102,181

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	Three Months Ended
	March 31,
	2006	2005

Operating Activities:
Net income	$12,727	$5,534
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,216	15,743
Equity based compensation	1,020	—
Deferred income taxes	1,614	1,370
Restructuring costs related to fixed asset impairment	—	1,678
Tax benefit from stock option exercises	—	87
Changes in assets and liabilities:
Accounts receivable	(25,465)	(39,916)
Inventories	(8,295)	(1,930)
Prepaid expenses and other current assets	(958)	(693)
Accounts payable and other accrued liabilities	(10,729)	7,418
Other noncurrent liabilities	(2,286)	797
Other	(237)	1,236
Net cash used in operating activities	(18,393)	(8,676)

Investing Activities:
Additions to property, plant and equipment	(6,762)	(8,226)
Acquisition of MC2 product line	(13,810)	—
Acquisition of Connectivity Solutions	—	653
Net (purchases of) proceeds from short-term investments	(6,645)	9,158
Proceeds from disposal of fixed assets	297	426
Net cash provided by (used in) investing activities	(26,920)	2,011

Financing Activities:
Principal payments on long-term debt	(3,250)	(3,250)
Proceeds from exercise of stock options	27,670	320
Tax benefit from stock option exercises	7,143	—
Net cash provided by (used in) financing activities	31,563	(2,930)

Effect of exchange rate changes on cash	427	(517)

Change in cash and cash equivalents	(13,323)	(10,112)
Cash and cash equivalents, beginning of period	146,549	99,631
Cash and cash equivalents, end of period	$133,226	$89,519

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(Unaudited – In thousands, except share amounts)

	Three Months Ended
	March 31,
	2006	2005

Number of common shares outstanding:
Balance at beginning of period	55,873,347	54,487,745
Issuance of shares for stock option exercises	1,969,003	39,476
Balance at end of period	57,842,350	54,527,221

Common stock:
Balance at beginning of period	$661	$647
Issuance of shares for stock option exercises	20	—
Balance at end of period	$681	$647

Additional paid-in capital:
Balance at beginning of period	$462,842	$432,839
Issuance of shares for stock option exercises	27,650	320
Tax benefit from stock option exercises	7,143	87
Expiration of registration rights	500	—
Impact of adoption of SFAS No. 123(R)	(8,980)	—
Equity compensation expense recognized	1,020	—
Balance at end of period	$490,175	$433,246

Deferred equity compensation:
Balance at beginning of period	$(8,980)	$—
Impact of adoption of SFAS No. 123(R)	8,980	—
Balance at end of period	$—	$—

Retained earnings:
Balance at beginning of period	$216,688	$166,710
Net income	12,727	5,534
Balance at end of period	$229,415	$172,244

Accumulated other comprehensive loss:
Balance at beginning of period	$(3,651)	$(5,198)
Other comprehensive income (loss), net of tax	2,917	(773)
Balance at end of period	$(734)	$(5,971)

Treasury stock, at cost:
Balance at beginning and end of period	$(145,535)	$(145,535)

Total stockholders’ equity	$574,002	$454,631

	Three Months Ended
	March 31,
	2006	2005

Comprehensive income:
Net income	$12,727	$5,534
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) - foreign subsidiaries	(1,361)	(752)
Foreign currency transaction gain (loss) on long-term intercompany loans - foreign subsidiaries	4,449	(379)
Gain (loss) on derivative financial instrument designated as a net investment hedge	(171)	358
Total other comprehensive income (loss), net of tax	2,917	(773)

Total comprehensive income	$15,644	$4,761

See notes to condensed consolidated financial statements.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited - In Thousands, Unless Otherwise Noted)

1.                                      BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc., through its wholly-owned subsidiaries (CommScope or the Company), is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. The Company focuses on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer. The Company is a global leader in structured cabling for business enterprise applications and broadband coaxial cables for the cable television industry. The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, the Company is a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for the three months ended March 31, 2006 and 2005 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 Form 10-K). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2006 other than the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS No. 123(R)), which is discussed below. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2005 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements and notes thereto included in the 2005 Form 10-K.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for 28% and 32% of the Company’s total net sales during the three months ended March 31, 2006 and 2005, respectively. Sales to Anixter primarily originate within the Enterprise segment. No other customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2006 and 2005.

Accounts receivable from Anixter represented approximately 33% of net accounts receivable as of March 31, 2006. No other customer accounted for 10% or more of the Company’s net accounts receivable as of March 31, 2006.

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company’s products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

Activity in the product warranty accrual, included in other accrued liabilities, for the three months ended March 31, 2006 and 2005 consisted of the following:

	2006	2005
Product warranty accrual, beginning of period	$2,035	$1,531
Provision for warranty claims	447	14
Less: Warrany claims paid	(136)	(112)
Product warranty accrual, end of period	$2,346	$1,433

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is based on net income adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options, phantom stock, performance units and convertible securities (see Note 8).

Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income for basic net income per share	$12,727	$5,534
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	629
Income available to common shareholders for diluted net income per share	$13,356	$6,163

Denominator:
Weighted average number of common shares outstanding for basic net income per share	56,724	54,512
Effect of dilutive securities:
Employee stock options (a)	2,373	778
Phantom stock and performance units	76	—
1% convertible senior subordinated debentures due 2024	11,494	11,494
Weighted average number of common and potential common shares outstanding for diluted net income per share	70,667	66,784

(a)          Options to purchase approximately 0.6 million and 5.6 million common shares were excluded from the computation of net income per share, assuming dilution, for the three months ended March 31, 2006 and 2005, respectively, because they would have been antidilutive.

Equity-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method to account for its equity-based compensation arrangements. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”  See Note 8 for the pro forma disclosures required for the three months ended March 31, 2005.  The adoption of SFAS No. 123(R) did not materially affect the accounting for the equity-based compensation associated with the Company’s previously awarded phantom stock or performance units, which was already based on the market price of the stock at date of grant. Under the modified prospective transition method, new and previously granted but unvested equity awards are recognized as compensation expense in the income statement on a straight-line basis over the requisite service period based on the estimated fair value of the award (net of estimated forfeitures) at the grant date, and prior period results are not restated. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The balance previously reflected as deferred equity compensation (a contra-equity account) was eliminated against Additional Paid-In Capital (APIC) upon adoption of SFAS No. 123(R).

With the adoption of SFAS No. 123(R), the Company changed its method of expense attribution for equity-based compensation for future awards from recognition over the nominal vesting period to recognition over the requisite service period. Compensation expense for equity-based awards granted prior to January 1, 2006 will continue to be recognized over the nominal vesting period. For the three months ended March 31, 2006, additional pre-tax compensation expense of $0.2 million was recognized due to the continued use of the nominal vesting period for awards that were granted prior to January 1, 2006 to retirement-eligible employees.

The Company records deferred tax assets related to compensation expense for awards that will result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deductions reported on the Company’s income tax return are recorded in APIC (if the tax deduction exceeds the deferred tax asset) or in the Condensed Consolidated Statement of Operations as additional income tax expense (if the deferred tax asset exceeds the tax deduction and no excess APIC exists from previous awards). In determining the amount of excess APIC at the adoption of SFAS No. 123(R), the Company utilized the simplified alternative provided in FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP FAS 123(R)-3).

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the benefit of tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. As a result of utilizing the simplified alternative provided under FSP FAS 123(R)-3, all tax benefits resulting from the exercise of stock options that were vested as of the adoption of SFAS No. 123(R) will be classified as financing cash inflows.

Impact of Newly Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  This statement is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage and rehandling costs be recognized as expenses in the current period. It also requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The Company adopted this standard January 1, 2006 and its adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

2.                                      ACQUISITIONS

On March 6, 2006, CommScope acquired the assets supporting the trunk and distribution cable television products business of Trilogy Communications, Inc., along with certain other assets. The purchase price of $13.8 million was paid in cash. The products acquired were integrated into the Broadband segment.

The preliminary allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Amortization Period	Estimated Fair Value
	(in years)	(in millions)
Inventory		$4.9

Machinery and equipment		1.6

Intangible assets
Customer relationships	16	3.8
Non-compete agreement	7	1.7
Other identifiable intangible assets	10	1.8
Total purchase price		$13.8

The weighted average useful life of the intangible assets acquired is 12.4 years.

In conjunction with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of the Connectivity Solutions business of Avaya Inc. in January 2004, the Company issued approximately 1.8 million shares of CommScope common stock. These unregistered shares included registration rights and the Company established a liability at the time the shares were issued for such registration costs. During the three months ended March 31, 2006, the registration rights expired and the Company reversed the liability that had been established, resulting in an increase to additional paid-in capital of $500.

3.                                      BALANCE SHEET DATA

Short-term Investments

At March 31, 2006 and December 31, 2005, the Company’s short-term investments were composed of the following:

	March 31,	December 31,
	2006	2005
Available for sale	$57,343	$67,643
Held-to-maturity	51,403	34,458
	$108,746	$102,101

At March 31, 2006, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$34,946	$1	$(71)	$34,876
State and municipal obligations	13,459	—	(6)	13,453
Federal agency notes	2,998	—	(4)	2,994
	$51,403	$1	$(81)	$51,323

At December 31, 2005, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$25,000	$—	$(88)	$24,912
State and municipal obligations	6,467	—	(5)	6,462
Federal agency notes	2,991	—	(13)	2,978
	$34,458	$—	$(106)	$34,352

Inventories

	March 31,	December 31,
	2006	2005

Raw materials	$51,658	$49,936
Work in process	24,491	26,002
Finished goods	61,154	47,665
	$137,303	$123,603

4.                                      LONG-TERM DEBT

	March 31,	December 31,
	2006	2005
Senior secured term loan	$33,250	$36,500
1% convertible senior subordinated debentures	250,000	250,000
IDA notes	10,800	10,800
	294,050	297,300
Less: Current portion	(13,000)	(13,000)
	$281,050	$284,300

See Note 10 in the Notes to the Consolidated Financial Statements in the 2005 Form 10-K for information on the terms and conditions of the senior secured credit facility. As of March 31, 2006, the Company had availability of approximately $65 million and no outstanding borrowings under the senior secured revolving credit facility. The interest rate on the senior secured term loan was 6.33% and 6.17% at March 31, 2006 and December 31, 2005, respectively. Management believes the Company was in compliance with all of its covenants under this facility as of March 31, 2006.

See Note 10 in the Notes to the Consolidated Financial Statements in the 2005 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures. The estimated fair value of the Company’s convertible debentures as of March 31, 2006 and December 31, 2005 was $341.6 million and $258.2 million, respectively.

5.                                      RESTRUCTURING CHARGES

2005 Restructuring Initiatives

In August 2005, the Board of Directors of CommScope adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among CommScope’s global facilities and the expected closing of a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006. As a result of these initiatives, the Company recognized pretax charges of $34.5 million during 2005 and $3.7 million during the three months ended March 31, 2006.

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Equipment Relocation Costs	Asset Impairment Charges	Total
Balance as of December 31, 2005	$8,087	$—	$—	$8,087
Activity during first quarter 2006
Additional charge recorded	1,940	1,809	—	3,749
Cash paid	(7,850)	(1,809)	—	(9,659)
Non-cash	—	—	—	—
Balance as of March 31, 2006	$2,177	$—	$—	$2,177

Employee-related costs include the expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive severance benefits. Additional pretax employee-related costs of $1.5 million to $2.5 million are expected to be recognized during the balance of 2006.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred and additional costs of $2.5 million to $3.5 million are expected to be recognized, substantially during the balance of 2006.

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

The activity within the liability for these restructuring initiatives during the three months ended March 31, 2006 was as follows:

	Employee- Related Costs	Process Improvement Costs	Impairment Charges	Total
Balance as of December 31, 2005	$173	$—	$—	$173
Activity during first quarter 2006:
Cash paid	(84)	—	—	(84)
Balance as of March 31, 2006	$89	$—	$—	$89

No future charges are anticipated in connection with these initiatives and the remainder of the liability is expected to be substantially paid during the balance of 2006.

6.                                      DERIVATIVES AND HEDGING ACTIVITIES

As of March 31, 2006 and 2005, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros with a notional amount of $14 million. During the three months ended March 31, 2005, the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates. Effective October 1, 2005, a portion of the hedging instrument was designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Losses of $48 (pre-tax) on the portion designated as a fair value hedge are reflected in in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2006. The designations of the hedging instrument were effective as of March 31, 2006 and 2005, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.

The fair value of the derivative instrument, reflected in other noncurrent liabilities, was approximately $6.1 million and $5.8 million as of March 31, 2006 and December 31, 2005, respectively.

There were no material reclassifications from other comprehensive income (loss) to earnings during the three months ended March 31, 2006 and 2005.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2006	2005
Accumulated net loss on derivative instruments, beginning of period	$(4,274)	$(5,716)
Net gain (loss) on derivative financial instrument designated as a net investment hedge	(171)	358
Accumulated net loss on derivative instruments, end of period	$(4,445)	$(5,358)

During the three months ended March 31, 2006 and 2005, the income tax expense (benefit) related to the gain (loss) on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $(101) and $210, respectively.

7.                    EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$814	$991	$1,128	$1,053
Interest cost	1,725	1,570	1,229	1,152
Recognized actuarial loss	13	—	140	89
Amortization of prior service cost	(97)	—	(132)	—
Amortization of transition obligation	10	11	—	—
Return on plan assets	(1,967)	(1,584)	(139)	(131)
Net periodic benefit cost	$498	$988	$2,226	$2,163

The Company contributed approximately $5.2 million to its pension plans during the three months ended March 31, 2006 and anticipates making additional contributions of approximately $9.8 million to these plans during 2006. The Company contributed approximately $1.0 million to the other postretirement benefit plans during the three months ended March 31, 2006 and anticipates making additional contributions of approximately $3.0 million to these plans during 2006.

8. EQUITY-BASED COMPENSATION PLANS

Equity-based compensation awards are provided to employees and non-employee directors under the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the CommScope Incentive Plan). Awards under the CommScope Incentive Plan may include stock options, restricted stock, performance units, performance shares and phantom shares for employees of the Company and stock, restricted stock and stock options for non-employee directors of the Company. As of March 31, 2006, 13.2 million shares have been authorized for issuance under the CommScope Incentive Plan and 0.4 million remain available to be issued.

Performance Units (PUs) are stock awards where the number of shares ultimately received by the employee depends on Company performance against specified targets and vest over a three-year period. The fair value of each PU is determined on the date of grant, based on the Company’s stock price and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probable achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the specified targets.

Phantom Stock Awards (PSAs) entitle the holder to shares of common stock after the three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

Stock options are awards that allow the employee to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to or greater than the Company’s stock price at the date of grant. These awards generally vest one-third per year over the three years following the grant date and have a contractual term of ten years.

The following table sets forth the total equity-based compensation expense resulting from PUs, PSAs and stock options included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 (in thousands):

Cost of sales	$298
Selling, general and administrative expense	611
Research and development expense	111
Total equity-based compensation expense	$1,020

As of March 31, 2006, $10.3 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.3 years. There were no significant capitalized equity-based compensation costs at March 31, 2006.

The following table summarizes the stock option activity for the three months ended March 31, 2006 (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, December 31, 2005	8,440	$16.31		$42,705
Granted	7	$19.91	$9.01	—
Exercised	(1,969)	$14.05		$21,190
Expired	(4)	$38.38		—
Outstanding, March 31, 2006	6,474	$16.99		$80,119

As of March 31, 2006, the aggregate intrinsic value of exercisable stock options was $77,130, with a weighted average remaining contractual life of 5.7 years.

The following table summarizes the PU and PSA activity for the three months ended March 31, 2006 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2005	484	$19.91
Granted	12	$23.98
Forfeited	(7)	$19.91
Outstanding, March 31, 2006	489	$20.01

The following table summarizes the non-vested stock option, PU and PSA activity for the three months ended March 31, 2006 (in thousands):

	Stock Options	PUs and PSAs
Non-vested awards, December 31, 2005	293	484
Granted	7	12
Vested	(13)	(1)
Forfeited	(4)	(7)
Non-vested awards, March 31, 2006	283	488

The shares under option at March 31, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $10.00	1,075	6.6	$7.92	1,075	$7.92
10.01 to 15.50	1,063	2.9	$13.53	977	$13.52
15.51 to 16.50	1,579	6.5	$15.93	1,579	$15.93
16.51 to 18.00	927	5.1	$17.16	927	$17.16
18.01 to 24.00	1,226	8.6	$19.13	1,029	$18.97
24.01 to 47.06	604	3.7	$37.38	604	$37.38
$7.43 to $47.06	6,474	5.9	$16.99	6,191	$16.94

The Company’s pro forma disclosures of net earnings for periods prior to the adoption of SFAS No. 123(R) were determined under a fair value method as prescribed by SFAS No. 123. Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123 or SFAS No. 123(R).

Had the Company accounted for equity-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to 2006, the Company’s basic and diluted net income per share for the three months ended March 31, 2005, would have been as follows (in thousands, except per share data):

Net income	$5,534
Less: Total equity-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,998)
Pro forma net income for basic net income per share	$3,536
Add: Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629
Pro forma net income for diluted net income per share	$4,165

Net income per share:
Basic-as reported	$0.10
Basic-pro forma	$0.06

Diluted-as reported	$0.09
Diluted-pro forma	$0.06

On August 10, 2005, the Compensation Committee of the Company’s Board of Directors amended certain stock option agreements with employees to accelerate the vesting of certain outstanding unvested stock options. Unvested options to purchase 2.1 million shares with an average exercise price of $17.54 per share became exercisable as a result of the vesting acceleration. The intrinsic value of the stock options on the acceleration date was $2.6 million. As a result of the accelerated vesting, the Company recognized no compensation expense associated with these options during the three months ended March 31, 2006. Had these options not been accelerated, the Company would have recognized additional pre-tax compensation expense for the three months ended March 31, 2006 of $1.7 million.

9.                                      SEGMENTS

The Company’s reportable segments are defined by major product category as follows: Enterprise, Broadband and Carrier.

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications.

The Broadband segment primarily consists of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmisters and structured cabling solutions for telephone central offices. These products are primarily used by telecommunications service providers or “carriers.”

The following tables provide summary financial information by segment as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 (in millions):

	As of March 31, 2006	As of December 31, 2005
Identifiable segment-related assets:
Enterprise	$371.1	$352.4
Broadband	366.1	343.2
Carrier	110.5	108.0
Total identifiable segment-related assets	847.7	803.6

Reconciliation to total assets:
Cash, cash equivalents and short-term investments	242.0	248.7
Deferred income taxes	48.4	49.9
Total assets	$1,138.1	$1,102.2

	Three Months Ended March 31,
	2006	2005
Net sales:
Enterprise	$172.1	$157.7
Broadband	125.9	108.1
Carrier	54.7	44.1
Inter-segment eliminations	(0.4)	(0.8)
Consolidated net sales	$352.3	$309.1

Operating income:
Enterprise	$11.3	$8.9
Broadband	8.0	6.5
Carrier	—	(6.9)
Consolidated operating income	$19.3	$8.5

10.                               SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2006	2005
Cash paid during the period for:
Income taxes	$1,681	$4,726
Interest	2,190	2,223

Noncash investing and financing activities:
Asset previously classifed as held for sale transferred from prepaid and other current assets to property, plant and equipment at estimated fair value	$10,190	$—
Fair value less costs to sell of held for sale assets transferred from property, plant and equipment to prepaid and other current assets	—	11,190

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2006 and 2005 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies included in our 2005 Annual Report on Form 10-K.

Overview

CommScope, Inc., through our wholly-owned subsidiaries, is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. We focus on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer. Through our acquisition of the Connectivity Solutions business of Avaya Inc. on January 31, 2004, we became a global leader in structured cabling for business enterprise applications. We are also a global leader in broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are a leading provider of environmentally secure enclosures and structured cabling solutions supporting central offices for telecommunication service providers in the United States.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2005 Annual Report on Form 10-K other than the implementation of SFAS No. 123(R) as of January 1, 2006 on the modified prospective basis (see Notes 1 and 8 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q) .

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 WITH THE THREE MONTHS ENDED MARCH 31, 2005

	Three Months Ended March 31,
	2006		2005
	$ (millions)	% of Net Sales	$ (millions)	% of Net Sales	Dollar Change	% Change

Net sales	$352.3	100.0%	$309.1	100.0%	$43.2	14.0%
Gross profit	84.7	24.1	72.2	23.4	12.5	17.4
SG&A expense	54.2	15.4	53.9	17.4	0.3	0.6
R&D expense	7.5	2.1	7.8	2.5	(0.3)	(3.8)
Restructuring costs	3.7	1.1	2.0	0.6	1.7	84.8
Net income	12.7	3.6	5.5	1.8	7.2	130.0
Net income per diluted share	0.19		0.09

Net sales

Overall, the year-over-year increase in net sales is attributable to growth in domestic and international sales in the Broadband segment and domestic sales for the Enterprise and Carrier segments. The improvement in net sales can be attributed to the positive impact of price increases implemented for certain products in response to significant increases in the costs of raw materials, improved project business and improved economic conditions for the telecommunications industry. International sales decreased as a percentage of total net sales from 33.4% for the three months ended March 31, 2005 to 30.4% for the three months ended March 31, 2006, largely as a result of weakness in the European region. For further details by segment, see section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The year-over-year increase in gross profit of $12.5 million and gross profit margin to 24.1% from 23.4% was primarily due to the impact of price increases implemented in response to increases in costs of raw materials, higher sales levels, an improvement in the mix of products sold and the impact of expense reduction efforts.

We expect additional increases in the costs of certain raw materials, particularly copper and aluminum, and continued volatility in the costs of other raw materials such as plastics and other polymers, which are derived from oil and natural gas, to result in increased cost of sales. If we are unable to achieve customer acceptance of price increases, higher sales volume and continued cost efficiencies to offset the increasing costs of raw materials, we could realize lower gross profit and gross profit margin.

Selling, general and administrative expense

The year-over-year increase in selling, general and administrative expense (SG&A) of $0.3 million was primarily due to higher marketing costs associated with the higher level of sales; these increased costs were substantially offset by a $1.0 million reduction in bad debt expense that resulted from lower balances of foreign and problem account balances. The decrease in SG&A expense as a percentage of sales can be primarily attributed to increased sales, largely resulting from price increases, lower bad debt expense and expense control initiatives.

Research and development

Research and development (R&D) expense decreased by $0.3 million year over year primarily due to cost reduction efforts. R&D expense as a percentage of net sales decreased modestly to 2.1% for the three months ended March 31, 2006 compared to 2.5% for the three months ended March 31, 2005. This year-over-year decrease in R&D expense as a percentage of net sales is mainly due to increased sales, largely resulting from price increases, and expense control initiatives. The ongoing R&D activities generally relate to bringing new products to market and to modifying existing products to better serve our customers.

Restructuring Costs

We recognized pretax restructuring costs of $3.7 million in the first quarter of 2006. These costs resulted from the continued implementation of the global manufacturing initiatives which began during the third quarter of 2005. Included in the costs incurred during the first quarter of 2006 were employee-related costs of $1.9 million, which consisted of expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive benefits, and equipment relocation costs of $1.8 million, which consisted of costs directly related to shifting manufacturing capacity among our global manufacturing facilities including costs to uninstall, pack, ship and re-install equipment as well as costs to prepare the receiving facility to accommodate the equipment. During the first quarter of 2005, we recognized $2.0 million of pretax restructuring costs related to the continued implementation of the organizational and cost reduction initiatives at the Omaha facility of Connectivity Solutions Manufacturing, Inc., our wholly-owned manufacturing subsidiary, which began during the fourth quarter of 2004.

We anticipate that we will recognize additional pretax restructuring charges of up to $6 million to complete the implementation of the global manufacturing initiatives. The majority of these costs are expected to be incurred during the balance of 2006.

There continues to be excess real estate at the Omaha facility which we are attempting to sell or lease. Additional charges, which are not expected to be material, could result from actions that may be taken.

Net interest income/expense

We recognized net interest income of $67 for the three months ended March 31, 2006 compared to net interest expense of $1,079 for the three months ended March 31, 2005. The change was due to the impact of significantly higher balances of invested funds (cash, cash equivalents and short-term investments) as well as improved rates of return on invested balances as a result of increases in LIBOR and other short-term interest rates. Interest expense declined slightly as a result of lower levels of outstanding debt due to scheduled principal repayments and a reduction in the interest rate spreads on our senior secured credit facility due to improvements in our fixed charge coverage ratio, offset by the impact of increases in LIBOR and other short-term interest rates. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, was essentially unchanged at 2.73% as of March 31, 2006 compared to 2.74% as of December 31, 2005.

Income taxes

Our effective income tax rate was 36.5% for the three months ended March 31, 2006 compared to 24.7% for the three months ended March 31, 2005. The tax provision for the three months ended March 31, 2006 included $0.4 million related to adjustments of reserves established as a result of matters raised by various taxing authorities during audits of prior tax returns and other adjustments that resulted from the completion or amendment of prior year tax returns. The effective rate excluding these items that relate to prior years was 34.3%. Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, offset to some extent by state income taxes. The benefits from international activities in lower tax rate jurisdictions were greater during the three months ended March 31, 2005 than during the three months ended March 31, 2006 due to changes in the mix of earnings among foreign and domestic entities.

Segment Results

	Three months ended		Three months ended
	March 31,		March 31,
	2006		2005
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Dollar Change	% Change
Net sales by segment:
Enterprise	$172.1	48.9%	$157.7	51.0%	$14.4	9.1%
Broadband	125.9	35.7	108.1	35.0	17.8	16.5
Carrier	54.7	15.5	44.1	14.3	10.6	24.0
Inter-segment eliminations	(0.4)	(0.1)	(0.8)	(0.3)	0.4
Consolidated net sales	$352.3	100.0%	$309.1	100.0%	$43.2	14.0%

Total domestic sales	$245.1	69.6%	$205.8	66.6%	$39.3	19.1%
Total international sales	107.2	30.4	103.3	33.4	3.9	3.8
Total worldwide sales	$352.3	100.0%	$309.1	100.0%	$43.2	14.0%

Operating income (loss) by segment:
Enterprise	$11.3		$8.9		$2.4	27.0%
Broadband	8.0		6.5		1.5	23.1
Carrier	—		(6.9)		6.9	100.0
Consolidated operating income	$19.3		$8.5		$10.8	127.1%

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications.

The increase in Enterprise segment net sales was primarily driven by price increases and the introduction of new products. Domestic sales were higher, reflecting increased sales volumes as well as the impact of price increases and new products. International sales were lower as a result of a decline in sales volume, particularly in the Europe/Middle East/Africa region. We implemented price increases for certain Enterprise products during 2005 and the first quarter of 2006 as a result of significant increases in the cost of certain raw materials.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending, among other things.

The improvement in Enterprise segment operating income is primarily attributable to changes in product mix towards products that generate higher margins. The price increases that were realized were substantially offset by the impact of increased raw material costs. Operating income was favorably impacted by a modest reduction in R&D expenses and unfavorably impacted by restructuring costs of $3.0 million for the three months ended March 31, 2006 compared to $1.2 million for the three months ended March 31, 2005.

Broadband Segment

The Broadband segment primarily consists of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The increase in net sales of Broadband products primarily resulted from strong domestic and international sales for most of our product lines.This increase reflects the impact of higher sales volumes and price increases announced during 2005 and the first quarter of 2006 for certain products to mitigate the significant increase in raw material costs. The domestic sales increase can be also attributed to continued infrastructure needs of our large cable television system operator customers. Net sales increased in most international regions as a result of new projects and maintenance projects. Net sales for the three months ended March 31, 2006 includes $0.7 million related to the MC2® product that was acquired from Trilogy Communications, Inc. on March 6, 2006.

The improvement in Broadband segment operating income reflects the impact of strong sales volumes and price increases, which were largely offset by the impact of raw material cost increases. Operating income for the three months ended March 31, 2006 included restructuring costs of $0.7 million. There were no such costs incurred during the comparable 2005 period.

Carrier Segment

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters and structured cabling solutions for telephone central offices. These products are primarily used by telecommunications service providers or “carriers.”

The Carrier segment net sales increased substantially on a year over year basis, primarily as a result of Integrated Cabinet Solutions (ICS) product group sales related to Digital Subscriber Line (DSL) deployments by telephone companies. The wireless product group net sales within this segment were essentially unchanged.  Net sales for the ExchangeMAX product group within this segment decreased slightly, reflecting lower sales of twisted pair central office cable products as a result of our decision to exit this business.

While we expect sales of Carrier products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our opportunities for the ICS and wireless product groups. We anticipate growth in sales primarily due to fiber to the node construction activity and DSL deployments, which provide opportunities for our ICS product group. We also expect continuing expansion in cellular telephone base stations, which affects growth for our wireless product group.

The improvement in Carrier segment operating income for the three months ended March 31, 2006 over the comparable 2005 period is primarily due to the impact of cost reduction initiatives and the higher sales volume of ICS products. Operating income for the three months ended March 31, 2005 included $0.8 million of restructuring costs.

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

	As of
	March 31, 2006	December 31, 2005	Dollar Change	% Change

Cash, cash equivalents and short-term investments	$242.0	$248.7	$(6.7)	(2.7)%
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	219.2	176.7	42.5	24.1
Long-term debt, including current portion	294.1	297.3	(3.2)	(1.1)
Book capital structure	868.1	819.3	48.8	6.0
Long-term debt as a percentage of book capital structure	33.9%	36.3%

The decrease in cash, cash equivalents and short-term investments during the quarter ended March 31, 2006 was primarily driven by the utilization of cash flow from operations. Also affecting the balance of cash, cash equivalents and short-term investments during the quarter ended March 31, 2006 was $34.8 million of proceeds and tax benefits realized from the exercise of stock options, a $13.8 million investment to acquire the MC2 75-ohm trunk and distribution cable television products business and certain other assets from Trilogy Communications, Inc., $6.8 million of capital expenditures and a $5.0 million voluntary contribution to one of our defined benefit pension plans.

	Three months ended
	March 31,		Dollar	%
	2006	2005	Change	Change

Net cash used in operating activities	$(18.4)	$(8.7)	$(9.7)	(111.5)%
Depreciation and amortization	14.2	15.7	(1.5)	(9.6)
Increase in working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	42.5	47.1	(4.6)	(9.8)
Capital expenditures	6.8	8.2	(1.4)	(17.1)

Operating Activities

During the three months ended March 31, 2006, operating activities utilized $18.4 million in cash compared to using $8.7 million during the three months ended March 31, 2005. During the three months ended March 31, 2006, net income of $12.7 million and depreciation and amortization of $14.2 million were more than offset by a $25.5 million increase in accounts receivable, a $10.7 million decrease in accounts payable and accrued liabilities and an $8.3 million increase in inventories. The increase in accounts receivable can be primarily attributed to an increase in sales over the fourth quarter of 2005, particularly the portion of the increase that occurred during the latter part of the first quarter of 2006. The reduction in accounts payable and accrued liabilities is primarily due to payments during the three months ended March 31, 2006 of year-end incentive programs and severance payments resulting from the global manufacturing initiatives, somewhat offset by increases in accounts payable due to higher raw materials purchases.

We expect to generate net cash from operations during 2006, primarily due to increased margins from sales of certain product groups and the impact of cost reduction efforts.

Investing Activities

During the three months ended March 31, 2006, we acquired certain assets supporting the MC2  75-ohm trunk and distribution cable television products business and certain other assets from Trilogy Communications, Inc. for a cash payment of $13.8 million.

Investment in property, plant and equipment during the first quarter decreased by $1.4 million year-over-year to $6.8 million. The primary capital expenditures made during the first quarter of 2006 related to the expansion of our new manufacturing facility in Asia that will provide additional production capability and continuing investments to support cost reduction initiatives.

We currently expect total capital expenditures to be approximately $33 million in 2006 compared to $19.9 million in 2005. The expected increase in capital spending during 2006 is primarily for cost reduction efforts and additional production capability, primarily in Asia. We expect total capital expenditures to remain at a level below consolidated depreciation and amortization expense for the next several years.

Financing Activities

The exercise of 1.97 million stock options during the three months ended March 31, 2006 generated $27.7 million of proceeds and $7.1 million from the tax benefits generated by such stock option exercises.

During the three months ended March 31, 2006, we reduced the principal balance of our outstanding long-term debt by $3.25 million in accordance with the scheduled maturities outlined in our respective debt agreements.

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service, and employee benefit obligations. We elected to make a voluntary contributon of $9.2 million to a defined benefit pension plan during April 2006. We expect to make additional contributions of approximately $3.6 million to our pension and other postretirement benefit plans during 2006. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations. In conjunction with our restructuring initiatives, we have accrued a liability of approximately $2.3 million as of March 31, 2006, which is expected to be substantially paid during 2006 with final cash settlements during the first quarter of 2007.

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

There were no material changes in our contractual obligations during the quarter ended March 31, 2006.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, transition, outlook, revenues, earnings, margins, accretion, synergies and other financial items, restructuring plans, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified, by the use of certain terms and phrases including but not limited to “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes,” “think,” “thinks” and “scheduled” and similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, changes in cost and availability of key raw materials and our ability to recover these costs from our customers through price increases; the challenges of executing our previously announced global manufacturing initiatives; the integration and expected synergies related to the acquisition of the MC2® product line from Trilogy Communications, Inc.; customer demand for our products and the ability to maintain existing business alliances with key Enterprise, Broadband and Carrier customers or distributors; competitive pricing and acceptance of our products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets; increased obligations under employee benefit plans; ability to achieve expected sales, growth and earnings goals; ability to achieve expected benefits from future acquisitions; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws; variability in expected tax rate; product performance issues and associated warranty claims; regulatory changes affecting us or the industries we serve; any changes required by the Securities and Exchange Commission in connection with its review of our public filings; authoritative changes in generally accepted accounting principles by standard-setting bodies; environmental remediation issues; terrorist activity or armed conflict; political instability; major health concerns; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Item 1A. to our Annual Report on Form 10-K for the year ended  December 31, 2005. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. We believe our exposure associated with these market risks has not materially changed since December 31, 2005. We have not acquired any new derivative financial instruments since December 31, 2005 or terminated any derivative financial instruments that existed at that date.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER  INFORMATION

ITEM 6.

EXHIBITS

10.1	CommScope, Inc. Annual Incentive Plan 2006 Financial Targets (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 23, 2006 (File No. 1-12929))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

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

COMMSCOPE, INC.

May 5, 2006	/s/ Jearld L. Leonhardt
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant