Form 10-Q
period 2006-06-30
COMMSCOPE INC
filed 2006-08-03
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

Yes ☐    No ☒

As of July 28, 2006 there were 58,996,966 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
June 30, 2006
Table of Contents

CommScope, Inc.
Condensed Consolidated Statements of Operations
(Unaudited—In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$411,881	$336,711	$764,135	$645,765

Operating costs and expenses:
Cost of sales	303,333	248,102	570,848	484,994
Selling, general and administrative	58,253	54,016	112,430	107,898
Research and development	8,205	8,437	15,670	16,207
Restructuring costs	4,004	1,546	7,753	3,575
Total operating costs and expenses	373,795	312,101	706,701	612,674

Operating income	38,086	24,610	57,434	33,091
Other income (expense), net	27	(612)	665	(669)
Interest expense	(1,987)	(2,289)	(3,972)	(4,367)
Interest income	2,343	1,149	4,396	2,148

Income before income taxes and gain on OFS BrightWave note receivable	38,469	22,858	58,523	30,203
Income tax expense before income tax provision on gain on OFS BrightWave note receivable	(10,448)	(6,554)	(17,775)	(8,365)

Income before gain on OFS BrightWave note receivable	28,021	16,304	40,748	21,838
Gain on OFS BrightWave note receivable, net of tax of $11,175	18,625	—	18,625	—

Net income	$46,646	$16,304	$59,373	$21,838

Net income per share:
Basic	$0.80	$0.30	$1.03	$0.40
Assuming dilution	$0.65	$0.25	$0.85	$0.34

Weighted average shares outstanding:
Basic	58,502	54,561	57,626	54,537
Assuming dilution	72,221	67,065	71,519	67,036

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Balance Sheets
(Unaudited—In thousands, except share amounts)

	June 30,	December 31,
	2006	2005

Assets
Cash and cash equivalents	$185,338	$146,549
Short-term investments	110,781	102,101
Total cash, cash equivalents and short-term investments	296,119	248,650

Accounts receivable, less allowance for doubtful accounts of
$14,226 and $13,644, respectively	217,934	165,608
Inventories	156,199	123,603
Prepaid expenses and other current assets	26,996	26,156
Deferred income taxes	26,872	25,245
Total current assets	724,120	589,262

Property, plant and equipment, net	239,821	252,877
Goodwill	151,371	151,356
Other intangibles, net	69,999	69,297
Deferred income taxes	16,535	24,623
Other assets	22,588	14,766

Total Assets	$1,224,434	$1,102,181

Liabilities and Stockholders’ Equity

Accounts payable	$91,257	$63,444
Other accrued liabilities	88,204	100,498
Current portion of long-term debt	13,000	13,000
Total current liabilities	192,461	176,942

Long-term debt	277,800	284,300
Pension and postretirement benefit liabilities	92,838	101,989
Other noncurrent liabilities	18,653	16,925
Total Liabilities	581,752	580,156

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000;
Issued and outstanding shares: None at June 30, 2006 and
December 31, 2005	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000;
Issued shares, including treasury stock: 69,065,654 at
June 30, 2006 and 66,073,347 at December 31, 2005;
Issued and outstanding shares: 58,865,654 at June 30, 2006
and 55,873,347 at December 31, 2005	691	661
Additional paid-in capital	511,477	462,842
Deferred equity compensation	—	(8,980)
Retained earnings	276,061	216,688
Accumulated other comprehensive loss	(12)	(3,651)
Treasury stock, at cost: 10,200,000 shares at June 30, 2006
and December 31, 2005	(145,535)	(145,535)
Total Stockholders’ Equity	642,682	522,025

Total Liabilities and Stockholders’ Equity	$1,224,434	$1,102,181

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited—In thousands)

	Six Months Ended
	June 30,
	2006	2005

Operating Activities:
Net income	$59,373	$21,838
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	28,409	30,616
Equity based compensation	2,129	—
Deferred income taxes	6,904	(2,521)
Gain on OFS BrightWave note receivable	(29,800)	—
Restructuring costs related to fixed asset impairment	—	2,225
Tax benefit from stock option exercises	—	355
Changes in assets and liabilities:
Accounts receivable	(51,446)	(42,403)
Inventories	(26,902)	(2,314)
Prepaid expenses and other current assets	3,037	2,669
Accounts payable and other accrued liabilities	15,387	16,732
Other noncurrent liabilities	(8,485)	(334)
Other	(1,951)	267
Net cash provided by (used in) operating activities	(3,345)	27,130

Investing Activities:
Additions to property, plant and equipment	(15,050)	(13,450)
Proceeds from OFS BrightWave note receivable	29,800	—
Acquisition of MC2 product line	(13,810)	—
Acquisition of Connectivity Solutions	—	653
Net proceeds from (purchases of) short-term investments	(8,680)	11,479
Proceeds from disposal of fixed assets	550	1,576
Net cash provided by (used in) investing activities	(7,190)	258

Financing Activities:
Principal payments on long-term debt	(6,500)	(6,500)
Long-term financing costs	—	(306)
Proceeds from exercise of stock options	42,035	1,982
Tax benefit from stock option exercises	12,981	—
Net cash provided by (used in) financing activities	48,516	(4,824)

Effect of exchange rate changes on cash	808	(1,115)

Change in cash and cash equivalents	38,789	21,449
Cash and cash equivalents, beginning of period	146,549	99,631
Cash and cash equivalents, end of period	$185,338	$121,080

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(Unaudited—In thousands, except share amounts)

	Six Months Ended
	June 30,
	2006	2005

Number of common shares outstanding:
Balance at beginning of period	55,873,347	54,487,745
Issuance of shares for stock option exercises	2,992,307	175,425
Issuance of shares to nonemployee directors	—	2,000
Balance at end of period	58,865,654	54,665,170

Common stock:
Balance at beginning of period	$661	$647
Issuance of shares for stock option exercises	30	2
Balance at end of period	$691	$649

Additional paid-in capital:
Balance at beginning of period	$462,842	$432,839
Issuance of shares for stock option exercises	42,005	1,980
Tax benefit from stock option exercises	12,981	355
Expiration of registration rights	500	—
Impact of adoption of SFAS No. 123(R)	(8,980)	—
Equity compensation expense recognized	2,129	—
Issuance of shares to nonemployee directors	—	30
Balance at end of period	$511,477	$435,204

Retained earnings:
Balance at beginning of period	$216,688	$166,710
Net income	59,373	21,838
Balance at end of period	$276,061	$188,548

Accumulated other comprehensive loss:
Balance at beginning of period	$(3,651)	$(5,198)
Other comprehensive income, net of tax	3,639	1,823
Balance at end of period	$(12)	$(3,375)

Treasury stock, at cost:
Balance at beginning and end of period	$(145,535)	$(145,535)

Total stockholders’ equity	$642,682	$475,491

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Comprehensive income:
Net income	$46,646	$16,304	$59,373	$21,838
Other comprehensive income, net of tax:
Foreign currency translation gain (loss) - foreign subsidiaries	982	(3,248)	(379)	(4,000)
Foreign currency transaction gain (loss) on long-term
intercompany loans - foreign subsidiaries	321	5,061	4,770	4,682
Gain (loss) on derivative financial instrument
designated as a net investment hedge	(581)	783	(752)	1,141
Total other comprehensive income, net of tax	722	2,596	3,639	1,823

Total comprehensive income	$47,368	$18,900	$63,012	$23,661

See notes to condensed consolidated financial statements.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited—In Thousands, Unless Otherwise Noted)

1.   BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc., through its wholly owned subsidiaries (CommScope or the Company), is a world leader in the design and manufacture of cable and connectivity solutions for communications networks.  The Company focuses on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer.  The Company is a global leader in both structured cabling for business enterprise applications and broadband coaxial and fiber optic cables for the cable television industry. The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, the Company is a leading provider of environmentally secure enclosures in the United States.

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2006 and 2005 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 Form 10-K). There were no changes in the Company’s significant accounting policies during the three or six months ended June 30, 2006 other than the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS No. 123(R)) as of January 1, 2006, which is discussed below. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2005 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements and notes thereto included in the 2005 Form 10-K.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 32% and 31% of the Company’s total net sales during the three and six months ended June 30, 2006, respectively, and approximately 35% and 34% of the Company’s total net sales during the three and six months ended June 30, 2005, respectively.  Sales to Anixter primarily originate within the Enterprise segment. No other customer accounted for 10% or more of the Company’s total net sales for the three and six months ended June 30, 2006 and 2005.

Accounts receivable from Anixter represented approximately 35% of net accounts receivable as of June 30, 2006. No other customer accounted for 10% or more of the Company’s net accounts receivable as of June 30, 2006.

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

Activity in the product warranty accrual, included in other accrued liabilities, for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product warranty accrual, beginning of period	$2,346	$1,433	$2,035	$1,531
Provision for warranty claims	232	31	679	45
Warranty claims paid	—	(135)	(136)	(247)
Product warranty accrual, end of period	$2,578	$1,329	$2,578	$1,329

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is based on net income adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options, restricted stock, phantom stock, performance units and convertible securities (see Note 9).

Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income for basic net income per share	$46,646	$16,304	$59,373	$21,838
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	629	1,258	1,258
Income available to common shareholders for diluted net income per share	$47,275	$16,933	$60,631	$23,096
Denominator:
Weighted average number of common shares outstanding for basic net income per share	58,502	54,561	57,626	54,537
Effect of dilutive securities:
Employee stock options (a)	2,073	1,010	2,277	1,005
Restricted stock, phantom stock and performance units	152	—	122	—
1% convertible senior subordinated debentures due 2024	11,494	11,494	11,494	11,494
Weighted average number of common and potential common shares outstanding for diluted net income per share	72,221	67,065	71,519	67,036

(a)             Options to purchase approximately 0.6 million and 3.3 million common shares were excluded from the computation of net income per share, assuming dilution, for the three months ended June 30, 2006 and 2005, respectively, and options to purchase approximately 0.6 million and 4.5 million common shares were excluded from the computation of net income per share, assuming dilution, for the six months ended June 30, 2006 and 2005, respectively, because they would have been antidilutive.

Equity-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method to account for its equity-based compensation arrangements. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”  See Note 9 for the pro forma disclosures required for the three and six months ended June 30, 2005.  The adoption of SFAS No. 123(R) did not materially affect the accounting for the equity-based compensation associated with the Company’s previously awarded phantom stock or performance units, which was already based on the market price of the stock at date of grant. Under the modified prospective transition method, new and previously granted but unvested equity awards are recognized as compensation expense in the income statement based on the estimated fair value of the award (net of estimated forfeitures) at the grant date, and prior period results are not restated. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The balance previously reflected as deferred equity compensation (a contra-equity account) was eliminated against additional paid-in capital (APIC) upon adoption of SFAS No. 123(R).

With the adoption of SFAS No. 123(R), the Company changed its method of expense attribution for equity-based compensation for future awards from recognition over the nominal vesting period to recognition over the requisite service period. Compensation expense for equity-based awards granted prior to January 1, 2006 will continue to be recognized over the nominal vesting period. For the three and six months ended June 30, 2006, additional pretax compensation expense of $0.3 million and $0.5 million, respectively, was recognized due to the continued use of the nominal vesting period for awards that were granted prior to January 1, 2006 to retirement-eligible employees.

The Company records deferred tax assets related to compensation expense for awards that are expected to result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it expects to receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and actual tax deductions reported on the Company’s income tax return are recorded in APIC (if the tax deduction exceeds the deferred tax asset) or in the Condensed Consolidated Statement of Operations as additional income tax expense (if the deferred tax asset exceeds the tax deduction and no excess APIC exists from previous awards). In determining the amount of excess APIC at the adoption of SFAS No. 123(R), the Company utilized the simplified alternative provided in FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP FAS 123(R)-3).

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Tax Positions” (FIN 48) to provide guidance on the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken on tax returns.  FIN 48 also provides for new disclosures with respect to unrecognized tax benefits.  FIN 48 is effective for 2007 and a cumulative effect adjustment will be recognized in opening retained earnings for the impact of applying the guidance as of January 1, 2007.  The Company is not presently able to determine the impact of applying FIN 48.

2.    ACQUISITIONS

On March 6, 2006, CommScope acquired the assets supporting the trunk and distribution cable television products business of Trilogy Communications, Inc., along with certain other assets. The purchase price of $13.8 million was paid in cash. The products acquired were integrated into the Broadband segment.

The allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Amortization Period	Estimated Fair Value
	(in years)	(in millions)
Inventory		$4.9
Other current assets		0.3
Machinery and equipment		1.1
Intangible assets
Customer relationships	10	4.0
Non-compete agreement	7	1.7
Other identifiable intangible assets	10	1.8
Total purchase price		$13.8

The weighted average useful life of the intangible assets acquired is 9.3 years.

In conjunction with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of the Connectivity Solutions business of Avaya Inc. in January 2004, the Company issued approximately 1.8 million shares of CommScope common stock. These unregistered shares included registration rights and the Company established a liability at the time the shares were issued for such registration costs. During the six months ended June 30, 2006, the registration rights expired and the Company reversed the liability that had been established, resulting in an increase to additional paid-in capital of $0.5 million.

3.    BALANCE SHEET DATA

Short-term Investments

At June 30, 2006 and December 31, 2005, the Company’s short-term investments were composed of the following:

	June 30, 2006	December 31, 2005
Available for sale	$60,540	$67,643
Held-to-maturity	50,241	34,458
	$110,781	$102,101

At June 30, 2006, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$34,941	$—	$(41)	$34,900
State and municipal obligations	15,300	—	—	15,300
	$50,241	$—	$(41)	$50,200

At December 31, 2005, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$25,000	$—	$(88)	$24,912
State and municipal obligations	6,467	—	(5)	6,462
Federal agency notes	2,991	—	(13)	2,978
	$34,458	$—	$(106)	$34,352

Inventories

	June 30, 2006	December 31, 2005
Raw materials	$57,501	$49,936
Work in process	30,434	26,002
Finished goods	68,264	47,665
	$156,199	$123,603

4.   LONG-TERM DEBT

	June 30,	December 31,
	2006	2005
Senior secured term loan	$30,000	$36,500
1% convertible senior subordinated debentures	250,000	250,000
IDA notes	10,800	10,800
	290,800	297,300
Less: current portion	(13,000)	(13,000)
	$277,800	$284,300

See Note 10 in the Notes to the Consolidated Financial Statements in the 2005 Form 10-K for information on the terms and conditions of the senior secured credit facility. As of June 30, 2006, the Company had availability of approximately $86 million and no outstanding borrowings under the senior secured revolving credit facility. The interest rate on the senior secured term loan was 6.74% and 6.17% at June 30, 2006 and December 31, 2005, respectively. Management believes the Company was in compliance with all of its covenants under this facility as of June 30, 2006.

See Note 10 in the Notes to the Consolidated Financial Statements in the 2005 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures. The estimated fair value of the Company’s convertible debentures as of June 30, 2006 and December 31, 2005 was $372.2 million and $258.2 million, respectively.

5.   RESTRUCTURING CHARGES

2005 Restructuring Initiatives

In August 2005, the Board of Directors of CommScope adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among CommScope’s global facilities and the expected closing of a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006. As a result of these initiatives, the Company recognized pretax charges of $34.5 million during 2005 and $4.0 million and $7.8 million during the three and six months ended June 30, 2006, respectively.

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives for the three and six months ended June 30, 2006 was as follows:

	Employee- Related Costs	Equipment Relocation Costs	Asset Impairment Charges	Total
Balance as of March 31, 2006	$2,177	$—	$—	$2,177
Additional charge recorded	2,092	2,009	(97)	4,004
Cash paid	(2,337)	(2,009)	97	(4,249)
Balance as of June 30, 2006	$1,932	$—	$—	$1,932

Balance as of December 31, 2005	$8,087	$—	$—	$8,087
Additional charge recorded	4,032	3,818	(97)	7,753
Cash paid	(10,187)	(3,818)	97	(13,908)
Balance as of June 30, 2006	$1,932	$—	$—	$1,932

Employee-related costs include the expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive severance benefits. Additional pretax employee-related costs of $0.5 million to $1.0 million are expected to be recognized during the balance of 2006.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred and additional pretax costs of $1.5 million to $2.0 million are expected to be recognized, substantially during the balance of 2006.

Asset impairment charges ($14.0 million, pretax) were incurred during 2005 related to production equipment that was identified as excess, pending consolidation of certain production operations in other facilities. As of June 30, 2006, land, buildings and equipment, with a carrying value of $20.3 million have been classified as held for sale at their estimated selling prices, less cost to sell.  Additional net impairment charges or gains may be incurred upon the disposition of these assets.

2004 Restructuring Initiatives

In October 2004, the Board of Directors of Connectivity Solutions Manufacturing, Inc., a wholly owned subsidiary of the Company, adopted organizational and cost reduction initiatives at its Omaha, Nebraska facility in order to improve its competitive position.

During the three and six months ended June 30, 2005, pretax charges of $1.5 million and $3.6 million, respectively, were recognized in conjunction with these initiatives.  The activity within the liability for these restructuring initiatives during the three and six months ended June 30, 2006 was as follows:

	Employee- Related Costs	Process Improvement Costs	Asset Impairment Charges	Total
Balance as of March 31, 2006	$89	$—	$—	$89
Cash paid	(38)	—	—	(38)
Balance as of June 30, 2006	$51	$—	$—	$51

Balance as of December 31, 2005	$173	$—	$—	$173
Cash paid	(122)	—	—	(122)
Balance as of June 30, 2006	$51	$—	$—	$51

No future charges are anticipated in connection with these initiatives and the remainder of the liability is expected to be substantially paid during the balance of 2006.

6.   OFS BRIGHTWAVE, LLC

On June 30, 2006, CommScope received a payment of $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave, LLC (OFS BrightWave) under a $30 million Revolving Credit Agreement (the Agreement) dated November 16, 2001 and the Agreement was terminated.  The carrying value of the Note had previously been reduced to zero as a result of recording CommScope’s equity in losses of OFS BrightWave prior to the sale of CommScope’s equity interest in OFS BrightWave in June 2004 and an impairment charge of $11.1 million at the time of the sale.

The recovery of the OFS BrightWave Note resulted in a pretax gain of $29.8 million ($18.6 million after-tax, or $0.26 per diluted share for the three and six months ended June 30, 2006).

7.   DERIVATIVES AND HEDGING ACTIVITIES

As of June 30, 2006 and 2005, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros with a notional amount of $14 million. During the three and six months ended June 30, 2005, the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates. Effective October 1, 2005, a portion of the hedging instrument was designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Losses of $163 and $211 (pretax) on the portion designated as a fair value hedge are reflected in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006, respectively. The designations of the hedging instrument were effective as of June 30, 2006 and 2005, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.

The fair value of the derivative instrument, reflected in other noncurrent liabilities, was approximately $7.0 million and $5.8 million as of June 30, 2006 and December 31, 2005, respectively.

There were no material reclassifications from other comprehensive income (loss) to earnings during the three and six months ended June 30, 2006 and 2005.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Accumulated net loss on derivative instruments, beginning of period	$(4,445)	$(5,358)	$(4,274)	$(5,716)
Net gain (loss) on derivative financial instrument designated as a net investment hedge	(581)	783	(752)	1,141
Accumulated net loss on derivative instruments, end of period	$(5,026)	$(4,575)	$(5,026)	$(4,575)

During the three months ended June 30, 2006 and 2005, the income tax expense (benefit) related to the gain (loss) on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $(341) and $460, respectively. During the six months ended June 30, 2006 and 2005, the income tax expense (benefit) related to the gain (loss) on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $(442) and $670, respectively.

8.    EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2006	2005	2006	2005
Service cost	$825	$983	$1,128	$1,043
Interest cost	1,731	1,565	1,229	1,077
Recognized actuarial loss	14	—	140	(92)
Amortization of prior service costs	(97)	—	(131)	—
Amortization of transition obligation	10	10	—	—
Return on plan assets	(1,972)	(1,581)	(139)	(131)
Net periodic benefit cost	$511	$977	$2,227	$1,897

	Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1,639	$1,974	$2,256	$2,096
Interest cost	3,456	3,135	2,458	2,229
Recognized actuarial loss	27	—	280	(3)
Amortization of prior service costs	(194)	—	(263)	—
Amortization of transition obligation	20	21	—	—
Return on plan assets	(3,939)	(3,165)	(278)	(262)
Net periodic benefit cost	$1,009	$1,965	$4,453	$4,060

The Company contributed approximately $9.4 million and $14.6 million to its pension plans during the three and six months ended June 30, 2006, respectively, and anticipates making additional contributions of approximately $0.4 million to these plans during 2006. The Company contributed approximately $1.0 million and $2.0 million to the postretirement benefit plans during the three and six months ended June 30, 2006, respectively, and anticipates making additional contributions of approximately $2.0 million to these plans during 2006.

9.    EQUITY-BASED COMPENSATION PLANS

On May 5, 2006, the stockholders of the Company approved the 2006 Long Term Incentive Plan (the 2006 Plan), authorizing 2.3 million shares for issuance, of which no more than 1.5 million shares may be full value awards (stock, restricted stock, restricted stock units or performance awards, as defined).  Awards under the 2006 Plan may include stock, stock options, restricted stock, restricted stock units, performance units, performance share units, performance-based restricted stock, stock appreciation rights and dividend equivalent rights for employees and non-employee directors of the Company. Approval of the 2006 Plan canceled all shares authorized but not issued under the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the 1997 Plan).  Awards granted prior to May 5, 2006 remain subject to the provisions of the 1997 Plan.

Performance Share Units issued under the 2006 Plan or Performance Units issued under the 1997 Plan (collectively PSUs) are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets.  Such awards vest after three years if the performance targets are met. The fair value of each PSU is determined on the date of grant, based on the Company’s stock price and the likelihood that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probable achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the targets specified in the grants.

Restricted Stock Unit Awards issued under the 2006 Plan or Phantom Stock Awards issued under the 1997 Plan (collectively RSUs) entitle the holder to shares of common stock after a three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

Stock options are awards that allow the employee to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to or greater than the Company’s stock price at the date of grant. These awards generally vest one-third per year over the three years following the grant date and have a contractual term of ten years.

The following table sets forth the total pretax equity-based compensation expense resulting from PSUs, RSUs and stock options included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales	$328	$626
Selling, general and administrative expense	664	1,275
Research and development expense	117	228
Total equity-based compensation expense	$1,109	$2,129

As of June 30, 2006, $9.3 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a remaining weighted average period of 2.1 years. There were no significant capitalized equity-based compensation costs at June 30, 2006.

The following table summarizes the stock option activity for the three and six months ended June 30, 2006 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, March 31, 2006	6,474	$16.99		$80,119
Granted	3	$29.82	$13.74
Exercised	(1,023)	$14.04		$16,942
Expired or forfeited	(2)	$23.80
Outstanding, June 30, 2006	5,452	$17.58		$78,715

Outstanding, December 31, 2005	8,440	$16.31		$42,705
Granted	10	$22.49	$10.25
Exercised	(2,992)	$14.05		$38,131
Expired or forfeited	(6)	$35.59
Outstanding, June 30, 2006	5,452	$17.58		$78,715

The exercise prices of outstanding options at June 30, 2006 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $10.00	889	6.4	$7.92	889	$7.92
$10.01 to $15.50	688	3.1	$13.82	628	$13.88
$15.51 to $16.50	1,409	6.2	$15.93	1,409	$15.93
$16.51 to $18.00	767	4.7	$17.16	767	$17.16
$18.01 to $24.00	1,096	8.3	$19.13	901	$18.96
$24.01 to $47.06	603	3.5	$37.38	600	$37.45
$7.43 to $47.06	5,452	5.7	$17.58	5,194	$17.54

As of June 30, 2006, the aggregate intrinsic value of exercisable stock options was $75.4 million, with a weighted average remaining contractual life of 5.6 years.

The following table summarizes the PSU and RSU activity for the three and six months ended June 30, 2006 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding, March 31, 2006	489	$20.01
Granted	2	$29.82
Forfeited	(2)	$21.95
Outstanding, June 30, 2006	489	$20.04

Outstanding, December 31, 2005	484	$19.91
Granted	14	$24.74
Forfeited	(9)	$20.25
Outstanding, June 30, 2006	489	$20.04

The following table summarizes the non-vested stock option, PSU and RSU activity for the three and six months ended June 30, 2006 (in thousands):

	Stock Options	PSUs and RSUs
Non-vested awards, March 31, 2006	283	488
Granted	3	2
Vested	(28)	(1)
Forfeited	—	(2)
Non-vested awards, June 30, 2006	258	487

Non-vested awards, December 31, 2005	293	484
Granted	10	14
Vested	(41)	(2)
Forfeited	(4)	(9)
Non-vested awards, June 30, 2006	258	487

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

The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected option term (in years)	5.0	4.0	5.0	4.0
Risk-free interest rate	4.9%	4.0%	4.5%	4.0%
Expected volatility	45%	41%	45%	41%
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value at grant date	$13.74	$5.53	$10.25	$5.68

Had the Company accounted for equity-based compensation plans using the fair value based accounting method described by SFAS No. 123 for periods prior to 2006, the Company’s basic and diluted net income per share for the three and six months ended June 30, 2005, would have been as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$16,304	$21,838
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	1,601	3,599
Pro forma net income for basic net income per share	14,703	18,239
Add: Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	1,258
Pro forma net income for diluted net income per share	$15,332	$19,497
Net income per share:
Basic—as reported	$0.30	$0.40
Basic—pro forma	$0.27	$0.33
Diluted—as reported	$0.25	$0.34
Diluted—pro forma	$0.23	$0.29

On August 10, 2005, the Compensation Committee of the Company’s Board of Directors amended certain stock option agreements with employees to accelerate the vesting of certain outstanding unvested stock options. Unvested options to purchase 2.1 million shares with an average exercise price of $17.54 per share became exercisable as a result of the vesting acceleration. The intrinsic value of the stock options on the acceleration date was $2.6 million. As a result of the accelerated vesting, the Company recognized no compensation expense associated with these options during the three and six months ended June 30, 2006. Had these options not been accelerated, the Company would have recognized additional pre-tax compensation expense for the three and six months ended June 30, 2006 of $1.6 million and $3.3 million, respectively.

10.   SEGMENTS

The Company’s reportable segments are defined by major product category as follows: Enterprise, Broadband and Carrier.

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters and structured cabling solutions for telephone central offices .. These products are primarily used by telecommunications service providers or “carriers.”

The following tables provide summary financial information for these reportable segments as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 (in millions):

	As of	As of
	June 30,	December 31,
	2006	2005
Identifiable segment related assets:
Enterprise	$409.2	$352.4
Broadband	378.1	343.2
Carrier	97.6	108.0
Total identifiable segment related assets	884.9	803.6

Reconciliation to total assets:
Cash, cash equivalents and short-term investments	296.1	248.7
Deferred income taxes	43.4	49.9
Total assets	$1,224.4	$1,102.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Enterprise	$205.1	$173.8	$377.2	$331.5
Broadband	136.5	109.9	262.4	218.0
Carrier	71.0	53.7	125.7	97.8
Inter-segment eliminations	(0.7)	(0.7)	(1.2)	(1.5)
Consolidated net sales	$411.9	$336.7	$764.1	$645.8

Operating income (loss):
Enterprise	$23.8	$22.2	$35.1	$31.1
Broadband	4.5	5.8	12.5	12.3
Carrier	9.8	(3.4)	9.8	(10.3)
Consolidated operating income	$38.1	$24.6	$57.4	$33.1

11.   SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2006	2005
Cash paid during the period for:
Income taxes	$7,747	$11,390
Interest	3,002	3,330
Noncash investing and financing activities:
Fair value, less costs to sell, of held for sale assets transferred from property, plant and equipment to other current assets	$10,128	$10,190

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2006 and 2005 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2005 Annual Report on Form 10-K.

Overview

CommScope, Inc. is a world leader in the design and manufacture of cable and connectivity solutions for communications networks. We focus on the ‘last mile’ in communications networks, which is the distribution access, or final link to the customer. We are a global leader in both structured cabling for business enterprise applications and broadband coaxial and fiber optic cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are a leading provider of environmentally secure enclosures for telecommunication service providers in the United States.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2005 Annual Report on Form 10-K other than the implementation of SFAS No. 123(R) as of January 1, 2006 on the modified prospective basis (see Notes 1 and 9 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q).

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

	Three Months Ended June 30,
	2006		2005
		% of		% of
	$	Net	$	Net	Dollar	%
	(millions)	Sales	(millions)	Sales	Change	Change
Net sales	$411.9	100.0%	$336.7	100.0%	$75.2	22.3%
Gross profit	108.5	26.3	88.6	26.3	19.9	22.5
SG&A expense	58.3	14.1	54.0	16.0	4.2	7.8
R&D expense	8.2	2.0	8.4	2.5	(0.2)	(2.8)
Restructuring costs	4.0	1.0	1.5	0.4	2.5	159.0
Gain on OFS BrightWave note receivable	18.6	4.5	—	—	18.6	100.0
Net income	46.6	11.3	16.3	4.8	30.3	186.1
Net income per diluted share	0.65		0.25		0.40	160.0

	Six Months Ended June 30,
	2006		2005
		% of		% of
	$	Net	$	Net	Dollar	%
	(millions)	Sales	(millions)	Sales	Change	Change
Net sales	$764.1	100.0%	$645.8	100.0%	$118.3	18.3%
Gross profit	193.3	25.3	160.8	24.9	32.5	20.2
SG&A expense	112.4	14.7	107.9	16.7	4.5	4.2
R&D expense	15.7	2.1	16.2	2.5	(0.5)	(3.3)
Restructuring costs	7.8	1.0	3.6	0.6	4.2	116.9
Gain on OFS BrightWave note receivable	18.6	2.4	—	—	18.6	100.0
Net income	59.4	7.8	21.8	3.4	37.6	171.9
Net income per diluted share	0.85		0.34		0.51	150.0

Net sales

The increase in net sales for the three and six months ended June 30, 2006 over the comparable prior year periods is primarily attributed to domestic sales growth in each of our segments and international sales growth in our Enterprise and Broadband segments. These increases are largely the result of higher sales volume levels and price increases implemented in response to higher raw material costs.  For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

Gross profit margin for the three months ended June 30, 2006 was unchanged at 26.3% from the three months ended June 30, 2005. Gross profit margin for the six months ended June 30, 2006 increased to 25.3% from 24.9% for the six months ended June 30, 2005. The unchanged gross profit margin for the three months ended June 30, 2006 and the modest increase for the six months ended June 30, 2006 reflect the impact of substantially higher raw material costs, which were substantially offset by price increases, cost savings achieved as a result of restructuring activities and increased sales volumes.

We expect continued volatility in the costs of certain raw materials, such as copper, aluminum, steel, and plastics and other polymers, which are derived from oil and natural gas.  The inability to achieve higher selling prices, higher sales volume and continued cost efficiencies to offset increases in the cost of raw materials could result in lower gross profit and gross profit margin.

Selling, general and administrative expense

The increase in selling, general and administrative expense (SG&A) for the three and six months ended June 30, 2006 as compared to the same periods in 2005 was primarily due to higher marketing costs associated with the higher level of sales.  The reduction in SG&A expense as a percentage of net sales can be attributed to increased sales.

Research and development

Research and development (R&D) expense decreased by $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. R&D expense as a percentage of net sales decreased modestly to 2.0% and 2.1% for the three and six months ended June 30, 2006, respectively, as compared to 2.5% for the comparable 2005 three and six month periods. The ongoing R&D activities generally relate to bringing new products to market and to modifying existing products to better serve our customers.

Restructuring Costs

We recognized pretax restructuring costs of $4.0 million and $7.8 million during the three and six months ended June 30, 2006, respectively, compared with $1.5 million and $3.6 million during the comparable periods ended June 30, 2005, respectively. The 2006 costs resulted from the continued implementation of the global manufacturing initiatives which began during the third quarter of 2005.  Included in the costs incurred during the three and six months ended June 30, 2006 were employee-related costs of $2.1 million and $4.0 million, respectively, which consisted of expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive benefits, and equipment relocation costs of $2.0 million and $3.8 million, respectively, which consisted of costs directly related to shifting manufacturing capacity among our global manufacturing  facilities, including costs to uninstall, pack, ship and re-install equipment as well as costs to prepare the receiving facility to accommodate the equipment.  During the three and six months ended June 30, 2005, we recognized pretax restructuring costs of $1.5 million and $3.6 million, respectively, related to the continued implementation of the organizational and cost reduction initiatives at the Omaha facility of Connectivity Solutions Manufacturing, Inc., our wholly owned manufacturing subsidiary, which began during the fourth quarter of 2004.

During the three and six months ended June 30, 2006, we recognized $0.1 million of gains on the sale of equipment that had been impaired in conjunction with the global manufacturing initiatives.  As of June 30, 2006, there is $20.3 million of real estate and equipment that, as a result of the global manufacturing initiatives, is considered held for sale.  The sales of these assets are expected to be consummated in the next three to nine months and additional restructuring gains or losses may be realized.

We anticipate that we will recognize additional pretax employee-related and equipment relocation charges of up to $3 million to complete the implementation of the global manufacturing initiatives.  The majority of these costs are expected to be incurred during the balance of 2006.

Net interest income/expense

We recognized net interest income of $356 and $424 for the three and six months ended June 30, 2006, respectively, compared to net interest expense of $1,140 and $2,219 for the comparable prior year periods.  The changes were due to the impact of significantly higher balances of invested funds (cash, cash equivalents and short-term investments) as well as improved rates of return on invested balances as a result of increases in LIBOR and other short-term interest rates.  Interest expense for the three and six month periods declined slightly from the comparable prior year periods as a result of lower levels of outstanding debt due to scheduled principal repayments and a reduction in the interest rate spreads on our senior secured credit facility due to improvements in our fixed charge coverage ratio, offset by the impact of increases in LIBOR and other short-term interest rates,  Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, was essentially unchanged at 2.76% as of June 30, 2006 compared to 2.74% as of December 31, 2005

Income taxes

Our effective income tax rate, excluding the impact of the gain on the OFS note receivable (see discussion below), was 27% and 30% for the three and six months ended June 30, 2006, respectively, compared to 29% and 28% for the three and six months ended June 30, 2005, respectively. The reduction in our effective income tax rate for the three months ended June 30, 2006 compared to the prior year was primarily due to benefits realized as a result of favorable outcomes on various matters raised during federal and state income tax audits, partially offset by losses incurred in certain foreign jurisdictions for which no tax benefits have been recognized.  The increase in our effective rate for the six months ended June 30, 2006 compared to the prior year was primarily due to reduced benefits from international activities that are taxed at lower rates due to changes in the mix of earnings among foreign and domestic entities, partially offset by the benefits realized as a result of favorable outcomes on various matters raised during federal and state income tax audits.

Gain on OFS BrightWave note receivable

On June 30, 2006, we received a payment of $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave, LLC (OFS BrightWave) under a $30 million Revolving Credit Agreement that was by its terms scheduled to be repaid no later than November 16, 2006.  The carrying value of the note had previously been reduced to zero as a result of recording our equity in losses of OFS BrightWave prior to the sale of our interest in OFS BrightWave in June 2004 and an impairment charge of $11.1 million at the time of the sale.  The Revolving Credit Agreement was terminated on June 30, 2006.

The reported gain on the OFS BrightWave note receivable is net of a tax provision of $11.2 million.

Segment Results

	Three Months Ended June 30,
	2006		2005
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$205.1	49.8%	$173.8	51.6%	$31.3	18.0%
Broadband	136.5	33.1	109.9	32.6	26.6	24.2
Carrier	71.0	17.2	53.7	16.0	17.3	32.2
Inter-segment eliminations	(0.7)	(0.1)	(0.7)	(0.2)	—
Consolidated net sales	$411.9	100.0%	$336.7	100.0%	$75.2	22.3%

Total domestic sales	$279.0	67.7%	$223.2	66.3%	$55.8	25.0%
Total international sales	132.9	32.3	113.5	33.7	19.4	17.1
Total worldwide sales	$411.9	100.0%	$336.7	100.0%	$75.2	22.3%

Operating income (loss) by segment:
Enterprise	$23.8	11.6%	$22.2	12.7%	$1.6	7.2%
Broadband	4.5	3.3	5.8	5.3	(1.3)	(22.4)
Carrier	9.8	13.8	(3.4)	(6.3)	13.2
Consolidated operating income	$38.1	9.2%	$24.6	7.3%	$13.5	54.9%

	Six Months Ended June 30,
	2006		2005
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$377.2	49.4%	$331.5	51.3%	$45.7	13.8%
Broadband	262.4	34.3	218.0	33.8	44.4	20.4
Carrier	125.7	16.5	97.8	15.1	27.9	28.5
Inter-segment eliminations	(1.2)	(0.2)	(1.5)	(0.2)	0.3
Consolidated net sales	$764.1	100.0%	$645.8	100.0%	$118.3	18.3%

Total domestic sales	$524.0	68.6%	$429.0	66.4%	$95.0	22.1%
Total international sales	240.1	31.4	216.8	33.6	23.3	10.7
Total worldwide sales	$764.1	100.0%	$645.8	100.0%	$118.3	18.3%

Operating income (loss) by segment:
Enterprise	$35.1	9.3%	$31.1	9.4%	$4.0	12.9%
Broadband	12.5	4.7	12.3	5.6	0.2	1.6
Carrier	9.8	7.8	(10.3)	(10.6)	20.1
Consolidated operating income	$57.4	7.5%	$33.1	5.1%	$24.3	73.4%

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

The increase in Enterprise segment net sales for the three and six months ended June 30, 2006 over the comparable prior year periods was primarily driven by the effect of price increases, higher sales volumes of certain products and the introduction of new products.  Domestic sales were higher, reflecting the impact of price increases, increased sales volumes of certain products and the introduction of new products.  International sales were also higher, particularly in the Asia Pacific and Central and Latin America regions, reflecting higher sales volumes and the impact of price increases.  We implemented price increases for certain Enterprise products throughout 2005 and 2006 as a result of significant increases in the cost of certain raw materials.

The improvement in Enterprise segment operating income for the three and six months ended June 30, 2006 over the comparable prior year periods was primarily due to changes in the product mix towards products that generate higher margins and the impact of cost control efforts.  The price increases that were realized were substantially offset by the impact of increased raw material costs.  Operating results were unfavorably impacted by higher restructuring costs ($2.8 million and $5.8 million for the three and six months ended June 30, 2006, respectively, compared to $1.0 million and $2.2 million for the three and six months ended June 30, 2005, respectively).

We expect long-term demand for Enterprise products to continue to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and global information technology spending, among other things.  Our ability to benefit from this expected continued demand will depend on whether we encounter any significant manufacturing (through our internal facilities or contract manufacturers) or supply constraints, among other factors.

Broadband Segment

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The increase in Broadband segment net sales for the three and six months ended June 30, 2006 compared to the comparable prior year periods was due to strong domestic and international sales for most of our product lines.  This increase reflects the impact of price increases implemented in response to higher raw material costs and higher sales volumes.  Domestic sales volume increases can be attributed to continued infrastructure needs of our large cable television system operator customers.  Sales volumes increased in most international regions as a result of new projects and ongoing system maintenance.  Net sales for the three and six months ended June 30, 2006 include $3.7 million and $4.4 million, respectively, related to the MC2 ® product line that was acquired from Trilogy Communications on March 6, 2006.

The reduction in operating income for the three months ended June 30, 2006 is primarily attributed to a provision of $4.8 million included in cost of goods sold related to the portion of value added taxes receivable at our Brazilian subsidiary that are not believed to be recoverable.  The remaining balance of Brazilian value added taxes receivable of $12.0 million is believed to be recoverable and has been classified as long-term in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2006.  Operating income for the three months ended June 30, 2006 would have otherwise increased over the comparable prior year period as a result of higher sales volumes and the impact of cost reduction efforts.  Restructuring costs related to the implementation of our global manufacturing initiatives of $0.9 million also contributed to the reduction in operating income during the three months ended June 30, 2006.  There were no such costs during the comparable period of 2005.

Operating income for the six months ended June 30, 2006 reflects the impact of strong sales volumes and price increases, which were substantially offset by the impact of higher raw material costs, the $4.8 million provision for the Brazilian value added taxes receivable that are believed to be unrecoverable and $1.6 million of restructuring costs.  There were no restructuring costs incurred during the comparable period of 2005.

Our ability to increase sales and operating income in the Broadband segment depends on whether we are able to pass raw material price increases along to our customers, among other factors.

Carrier Segment

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters and structured cabling solutions for telephone central offices. These products are primarily used by telecommunications service providers or “carriers.”

The Carrier segment experienced net sales growth for the three and six months ended June 30, 2006 over the comparable prior year periods primarily due to the performance of the Integrated Cabinet Solutions (ICS) product group. The ICS business has rapidly expanded and reflects an increase in shipments related to Digital Subscriber Line (DSL) and other video and high-speed data services deployments by telephone companies.

Sales of wireless and ExchangeMAX products were essentially unchanged for the three and six months ended June 30, 2006 compared to the comparable prior year periods.

The improvement in Carrier segment operating income for the three and six months ended June 30, 2006 over the comparable 2005 periods is primarily due to the higher sales volume of ICS products and the impact of cost reduction initiatives.  Operating income for the three and six months ended June 30, 2006 included $0.4 million of restructuring costs compared to $0.6 million and $1.4 million during the three and six months ended June 30, 2005, respectively.

While we expect sales of Carrier products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our opportunities for the ICS and wireless product groups. We anticipate strong sales growth for our ICS product group primarily due to video and high-speed data services deployments and fiber-to-the-node construction activity.  Our ability to meet increased customer demand for ICS products will depend on whether we have sufficient production capacity through our internal operations and contract manufacturing arrangements, among other factors.  We also expect continuing expansion in cellular telephone base stations, which provides growth opportunities for our wireless product group, though the rate of growth and product profitability may be adversely impacted by consolidation among wireless carriers, among other factors.

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

	As of
	June 30,	December 31,	Dollar	%
	2006	2005	Change	Change
Cash, cash equivalents and short-term investments	$296.1	$248.7	47.4	19.1%
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	248.5	176.7	71.8	40.6
Long-term debt, including current portion	290.8	297.3	(6.5)	(2.2)
Book capital structure	933.5	819.3	114.2	13.9
Long-term debt as a percentage of book capital structure	31.2%	36.3%

The increase in cash, cash equivalents and short-term investments during the six months ended June 30, 2006 was primarily driven by $42.4 million of proceeds from the exercise of stock options and the $29.8 million repayment of a note receivable from OFS BrightWave.  These inflows of cash were somewhat offset by capital expenditures of $15.1 million and a $13.8 million investment to acquire the MC2 75-ohm trunk and distribution cable television products business and certain other assets from Trilogy Communications, Inc.

	Six Months Ended
	June 30,		Dollar	%
	2006	2005	Change	Change
Net cash provided by (used in) operating activities	$(3.3)	$27.1	$(30.4)	(112.2)%
Depreciation and amortization	28.4	30.6	(2.2)	(7.2)
Increase in working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	71.8	39.1	32.7	83.6
Capital expenditures	15.1	13.4	1.7	12.7

Operating Activities

During the six months ended June 30, 2006, operating activities utilized $3.3 million in cash compared to providing $27.1 million during the six months ended June 30, 2005.  During the six months ended June 30, 2006, net income of $59.4 million, less the $29.8 million pretax gain on OFS BrightWave note receivable, which is included in investing activities, and depreciation and amortization of $28.4 million were more than offset by a $51.4 million increase in accounts receivable and a $26.9 million increase in inventories. The increase in accounts receivable is primarily attributable to an increase in sales during the second quarter of 2006 over the fourth quarter of 2005.  Higher anticipated sales volumes and increases in raw materials costs are the primary drivers of the increase in inventory.

We expect to generate net cash from operations during 2006, primarily due to increased margins from sales of certain product groups and the impact of cost reduction efforts.

Investing Activities

During the six months ended June 30, 2006, we received $29.8 million as a repayment of principal under our note receivable from OFS BrightWave.  This note was originally funded in 2001 in conjunction with our investment in OFS BrightWave.  During the three months ended March 31, 2006, we acquired certain assets supporting the MC2 75-ohm trunk and distribution cable television products business and certain other assets from Trilogy Communications, Inc. for a cash payment of $13.8 million.

We purchased $8.6 million of investment securities during the six months ended June 30, 2006 compared with generating $11.5 million of cash from maturing investment securities in the six months ended June 30, 2005.

Investments in property, plant and equipment during the six months ended June 30, 2006 increased by $1.7 million year-over-year to $15.1 million. The primary capital expenditures made during the first half of 2006 related to continuing investments to support cost reduction initiatives and the expansion of our new manufacturing facility in Asia that will provide additional production capability.

We currently expect total capital expenditures to be $35 million to $40 million in 2006 compared to $19.9 million in 2005. The expected increase in capital spending during 2006 is primarily for cost reduction efforts and additional production capability, largely in Asia.

Financing Activities

The exercise of 2.99 million stock options during the six months ended June 30, 2006 generated $42.4 million of proceeds and $13.0 million from the tax benefits generated by such stock option exercises.

During the six months ended June 30, 2006, we reduced the principal balance of our outstanding long-term debt by $6.5 million in accordance with the scheduled maturities outlined in our respective debt agreements.

On June 7, 2006, we filed a shelf registration statement for the issuance of common or preferred stock, senior or subordinated debt, convertible debt securities, warrants exercisable for any of the foregoing, or any combination thereof. This registration statement was automatically effective upon filing, pursuant to SEC rules, and no securities have been issued under this registration statement.

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service and employee benefit obligations. We contributed $16.6 million to defined benefit pension and other postretirement benefit plans during the six months ended June 30, 2006 and expect to make additional contributions of approximately $2.4 million to such plans during 2006. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.  In conjunction with our restructuring initiatives, we have accrued a liability of approximately $2.0 million as of June 30, 2006, which is expected to be substantially paid during 2006 with final cash settlements during the first quarter of 2007.

We believe that our existing cash, cash equivalents and short-term investments and cash flows from operations, combined with availability under our senior secured revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, borrow under our existing or a new credit facility or issue securities, if market conditions are favorable, to meet our future cash needs, to finance acquisitions or to reduce our borrowing costs.

There were no material changes in our contractual obligations during the quarter ended June 30, 2006.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, transition, outlook, revenues, earnings, margins, accretion, synergies and other financial items, restructuring plans, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal and external production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified by the use of certain terms and phrases including but not limited to “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projects,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes,” “think,” “thinks” and “scheduled” and similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, changes in cost and availability of key raw materials and our ability to recover these costs from our customers through price increases; the challenges of executing our previously announced global manufacturing initiatives; the integration and expected synergies related to the acquisition of the MC2® product line from Trilogy Communications, Inc.; customer demand for our products and the ability to maintain existing business alliances with key Enterprise, Broadband and Carrier customers or distributors; the risk that our internal production capacity and that of our contract manufacturers may be insufficient to meet customer demand for our products; the risk that customers might cancel orders placed or that orders currently placed may effect orders in the future; continuing consolidation among our customers; competitive pricing and acceptance of our products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets; increased obligations under employee benefit plans; ability to achieve expected sales, growth and earnings goals; ability to achieve expected benefits from future acquisitions; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws; variability in expected tax rate and ability to recover amounts recorded as value added tax receivables; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives;

regulatory changes affecting us or the industries we serve; authoritative changes in generally accepted accounting principles by standard-setting bodies; environmental remediation issues; terrorist activity or armed conflict; political instability; major health concerns; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

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

Other than the implementation of a new enterprise resource planning (ERP) system, discussed below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended June 30, 2006, we completed the migration of the ERP system, including the financial management module, used by certain of our affiliates in the Europe/Middle East/Africa region to a common platform.  This initiative was the initial step in transitioning all of our operations to a common ERP system in order to improve the effectiveness and efficiency of our operations.  This initiative was not in response to any identified weakness or deficiency in our internal control over financial reporting.

PART II—OTHER  INFORMATION

ITEM 1A.           RISK FACTORS

See Exhibit 99.1 to this Form 10-Q.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the Meeting) on May 5, 2006. Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 57,423,411 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 51,518,755 shares voted in person or by proxy, constituting a quorum.

At the Meeting, two of the Company’s directors were elected for three-year terms ending at the 2009 Annual Meeting of Stockholders by the vote set forth below:

Name of Director	Votes For	Votes Withheld
Frank M. Drendel	49,815,483	1,703,272
Richard C. Smith	50,498,136	1,020,619

The Company’s other five directors, whose terms of office continue after the Meeting with terms expiring at the annual meetings in parentheses after their names, are Boyd L. George (2007), George N. Hutton, Jr. (2007), Katsuhiko (Kat) Okubo (2007), June E. Travis (2008) and James N. Whitson (2008).

A proposal to approve the CommScope, Inc. 2006 Long Term Incentive Plan (the 2006 Plan) as adopted by the Company’s Board of Directors was approved by 38,721,624 votes cast in favor, 6,189,814 votes cast against and 1,035,554 votes abstaining.

A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the 2006 fiscal year by the Audit Committee of the Board of Directors of the Company was approved by 50,063,348 votes cast in favor, 1,302,308 votes cast against and 153,099 votes abstaining.

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

Commscope, Inc.

August 2, 2006	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant