Form 10-Q
period 2006-09-30
COMMSCOPE INC
filed 2006-11-02
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

As of October 26, 2006 there were 59,608,269 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
September 30, 2006
Table of Contents

CommScope, Inc.

Condensed Consolidated Statements of Operations
(Unaudited—In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$466,100	$345,613	$1,230,235	$991,378

Operating costs and expenses:
Cost of sales	326,287	251,077	897,135	736,071
Selling, general and administrative	62,799	51,260	175,229	159,158
Research and development	9,151	6,789	24,821	22,996
Restructuring costs	3,011	16,553	10,764	20,128
Total operating costs and expenses	401,248	325,679	1,107,949	938,353

Operating income	64,852	19,934	122,286	53,025
Other income (expense), net	207	179	872	(490)
Interest expense	(2,110)	(1,975)	(6,082)	(6,342)
Interest income	3,145	1,286	7,541	3,434

Income before income taxes and gain on OFS BrightWave note receivable	66,094	19,424	124,617	49,627
Income tax expense before income tax provision on gain on OFS BrightWave note receivable	(22,504)	(7,902)	(40,279)	(16,267)

Income before gain on OFS BrightWave note receivable	43,590	11,522	84,338	33,360
Gain on OFS BrightWave note receivable, net of tax of $11,175	—	—	18,625	—

Net income	$43,590	$11,522	$102,963	$33,360

Net income per share:
Basic	$0.74	$0.21	$1.77	$0.61
Assuming dilution	$0.61	$0.18	$1.46	$0.52

Weighted average shares outstanding:
Basic	59,166	54,821	58,146	54,632
Assuming dilution	72,662	67,746	71,917	67,496

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets
(Unaudited—In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$221,610	$146,549
Short-term investments	112,123	102,101
Total cash, cash equivalents and short-term investments	333,733	248,650

Accounts receivable, less allowance for doubtful accounts of $15,241 and $13,644, respectively	254,760	165,608
Inventories	159,325	123,603
Prepaid expenses and other current assets	31,906	26,156
Deferred income taxes	27,593	25,245
Total current assets	807,317	589,262

Property, plant and equipment, net	234,105	252,877
Goodwill	151,369	151,356
Other intangibles, net	66,831	69,297
Deferred income taxes	12,653	24,623
Other assets	22,418	14,766

Total Assets	$1,294,693	$1,102,181

Liabilities and Stockholders' Equity

Accounts payable	$93,284	$63,444
Other accrued liabilities	103,053	100,498
Current portion of long-term debt	13,000	13,000
Total current liabilities	209,337	176,942

Long-term debt	274,350	284,300
Pension and postretirement benefit liabilities	95,358	101,989
Other noncurrent liabilities	18,347	16,925
Total Liabilities	597,392	580,156

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 69,545,064 at September 30, 2006 and 66,073,347 at December 31, 2005; Issued and outstanding shares: 59,345,064 at September 30, 2006 and 55,873,347 at December 31, 2005	696	661
Additional paid-in capital	522,537	462,842
Deferred equity compensation	—	(8,980)
Retained earnings	319,651	216,688
Accumulated other comprehensive loss	(48)	(3,651)
Treasury stock, at cost: 10,200,000 shares at September 30, 2006 and December 31, 2005	(145,535)	(145,535)
Total Stockholders' Equity	697,301	522,025

Total Liabilities and Stockholders' Equity	$1,294,693	$1,102,181

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited—In thousands)

	Nine Months Ended
	September 30,
	2006	2005

Operating Activities:
Net income	$102,963	$33,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,858	45,469
Equity-based compensation	3,384	226
Deferred income taxes	9,967	1,638
Gain on OFS BrightWave note receivable	(29,800)	—
Restructuring costs related to fixed asset impairment	—	17,034
Tax benefit from stock option exercises	—	1,049
Changes in assets and liabilities:
Accounts receivable	(88,289)	(46,406)
Inventories	(30,061)	(11,984)
Prepaid expenses and other current assets	(1,208)	(2,204)
Accounts payable and other accrued liabilities	32,260	18,979
Other noncurrent liabilities	(6,031)	(1,909)
Other	(3,575)	529
Net cash provided by operating activities	31,468	55,781

Investing Activities:
Additions to property, plant and equipment	(22,625)	(16,350)
Proceeds from OFS BrightWave note receivable	29,800	—
Acquisition of MC2 product line	(13,810)	—
Acquisition of Connectivity Solutions	—	653
Net purchases of short-term investments	(10,022)	(958)
Proceeds from disposal of fixed assets	4,599	1,706
Net cash used in investing activities	(12,058)	(14,949)

Financing Activities:
Principal payments on long-term debt	(9,950)	(9,750)
Long-term financing costs	—	(306)
Proceeds from exercise of stock options	48,969	6,402
Tax benefit from stock option exercises	15,857	—
Net cash provided by (used in) financing activities	54,876	(3,654)

Effect of exchange rate changes on cash	775	(1,093)

Change in cash and cash equivalents	75,061	36,085
Cash and cash equivalents, beginning of period	146,549	99,631
Cash and cash equivalents, end of period	$221,610	$135,716

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(Unaudited—In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2006	2005

Number of common shares outstanding:
Balance at beginning of period	55,873,347	54,487,745
Issuance of shares for stock option exercises	3,471,717	514,458
Issuance of shares to nonemployee directors	—	2,000
Balance at end of period	59,345,064	55,004,203

Common stock:
Balance at beginning of period	$661	$647
Issuance of shares for stock option exercises	35	5
Balance at end of period	$696	$652

Additional paid-in capital:
Balance at beginning of period	$462,842	$432,839
Issuance of shares for stock option exercises	48,934	6,397
Tax benefit from stock option exercises	15,857	1,050
Expiration of registration rights	500	—
Impact of adoption of SFAS No. 123(R)	(8,980)	—
Equity-based compensation expense recognized	3,384	226
Issuance of shares to nonemployee directors	—	30
Balance at end of period	$522,537	$440,542

Deferred equity compensation:
Balance at beginning of period	$(8,980)	$—
Impact of adoption of SFAS No. 123(R)	8,980	—
Balance at end of period	$—	$—

Retained earnings:
Balance at beginning of period	$216,688	$166,710
Net income	102,963	33,360
Balance at end of period	$319,651	$200,070

Accumulated other comprehensive loss:
Balance at beginning of period	$(3,651)	$(5,198)
Other comprehensive income, net of tax	3,603	3,474
Balance at end of period	$(48)	$(1,724)

Treasury stock, at cost:
Balance at beginning and end of period	$(145,535)	$(145,535)

Total stockholders' equity	$697,301	$494,005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Comprehensive income:
Net income	$43,590	$11,522	$102,963	$33,360
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) - foreign subsidiaries	(18)	(1,176)	(397)	(5,176)
Foreign currency transaction gain (loss) on long-term intercompany loans - foreign subsidiaries	(184)	2,791	4,586	7,473
Gain (loss) on derivative financial instrument designated as a net investment hedge	166	36	(586)	1,177
Total other comprehensive income (loss), net of tax	(36)	1,651	3,603	3,474

Total comprehensive income	$43,554	$13,173	$106,566	$36,834

See notes to condensed consolidated financial statements.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited—In Thousands, Unless Otherwise Noted)

1.   BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc., through its wholly owned subsidiaries (CommScope or the Company), is a world leader in the design and manufacture of cable and connectivity solutions for communications networks.  The Company focuses on the “last mile” in communications networks, which is the distribution access, or final link to the customer.  The Company is a global leader in both structured cabling for business enterprise applications and broadband coaxial and fiber optic cables for the cable television industry.  The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications.  In addition, the Company is a leading provider of environmentally secure enclosures for telecommunication service providers in the United States.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2006 and 2005 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 Form 10-K). There were no changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2006 other than the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS No. 123(R)) as of January 1, 2006, which is discussed below. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2005 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements and notes thereto included in the 2005 Form 10-K.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 32% and 29% of the Company’s total net sales during the three and nine months ended September 30, 2006, respectively, and approximately 30% and 33% of the Company’s total net sales during the three and nine months ended September 30, 2005, respectively.  Sales to Anixter primarily originate within the Enterprise segment.

Net sales to an original equipment manufacturer (OEM) accounted for approximately 10% of the Company’s total net sales during the three months ended September 30, 2006.  Sales to this OEM primarily originate within the Carrier segment.  Other than Anixter and the OEM, no customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2006 and 2005.

Accounts receivable from Anixter represented approximately 17% and accounts receivable from the OEM represented approximately 11% of net accounts receivable as of September 30, 2006. No other customer accounted for 10% or more of the Company’s net accounts receivable as of September 30, 2006.

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

Activity in the product warranty accrual, included in other accrued liabilities, for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product warranty accrual, beginning of period	$2,578	$1,329	$2,035	$1,531
Provision for warranty claims	344	86	1,023	131
Warranty claims paid	—	(46)	(136)	(293)
Product warranty accrual, end of period	$2,922	$1,369	$2,922	$1,369

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

Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income for basic net income per share	$43,590	$11,522	$102,963	$33,360
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	629	1,887	1,887
Income available to common shareholders for diluted net income per share	$44,219	$12,151	$104,850	$35,247
Denominator:
Weighted average number of common shares outstanding for basic net income per share	59,166	54,821	58,146	54,632
Effect of dilutive securities:
Employee stock options (a)	1,823	1,431	2,136	1,370
Restricted stock, phantom stock and performance units	179	—	141	—
1% convertible senior subordinated debentures due 2024	11,494	11,494	11,494	11,494
Weighted average number of common and potential common shares outstanding for diluted net income per share	72,662	67,746	71,917	67,496

(a)             Options to purchase approximately 0.6 million and 1.9 million common shares were excluded from the computation of net income per share, assuming dilution, for the three months ended September 30, 2006 and 2005, respectively, and options to purchase approximately 0.6 million and 3.0 million common shares were excluded from the computation of net income per share, assuming dilution, for the nine months ended September 30, 2006 and 2005, respectively, because they would have been antidilutive.

Equity-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method to account for its equity-based compensation arrangements. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”  See Note 9 for the pro forma disclosures required for the three and nine months ended September 30, 2005.  The adoption of SFAS No. 123(R) did not materially affect the accounting for the equity-based compensation associated with the Company’s previously awarded phantom stock or performance units, which was already based on the market price of the stock at date of grant. Under the modified prospective transition method, new and previously granted but unvested equity awards are recognized as compensation expense in the income statement based on the estimated fair value of the award (net of estimated forfeitures) at the grant date, and prior period results are not restated. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The balance previously reflected as deferred equity compensation (a contra-equity account) was eliminated against additional paid-in capital (APIC) upon adoption of SFAS No. 123(R).

With the adoption of SFAS No. 123(R), the Company changed its method of expense attribution for equity-based compensation for future awards from recognition over the nominal vesting period to recognition over the requisite service period. Compensation expense for equity-based awards granted prior to January 1, 2006 will continue to be recognized over the nominal vesting period. For the three and nine months ended September 30, 2006, additional pretax compensation expense of $0.3 million and $0.8 million, respectively, was recognized due to the continued use of the nominal vesting period for awards that were granted prior to January 1, 2006 to retirement-eligible employees.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires that the underfunded or overfunded position of defined benefit plans be fully recognized as a liability or asset on the balance sheet of the sponsor.  SFAS No. 158 does not change how the expense related to such plans is determined.  The initial recognition of the underfunded and/or overfunded position of the plans will be as of December 31, 2006 and will be offset on an after-tax basis with a charge or credit to accumulated other comprehensive income/(loss).  The Company does not presently expect that there will be a material impact on stockholders’ equity from applying SFAS No. 158.

2.    ACQUISITIONS

On March 6, 2006, CommScope acquired the assets supporting the trunk and distribution cable television products business of Trilogy Communications, Inc., along with certain other assets. The purchase price of $13.8 million was paid in cash. The products acquired were integrated into the Broadband segment and resulted in net sales of $4.4 million and $8.7 million for the three and nine months ended September 30, 2006, respectively.

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

In conjunction with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of the Connectivity Solutions business of Avaya Inc. in January 2004, the Company issued approximately 1.8 million shares of CommScope common stock. These unregistered shares included registration rights and the Company established a liability at the time the shares were issued for such registration costs. During the nine months ended September 30, 2006, the registration rights expired and the Company reversed the liability that had been established, resulting in an increase to additional paid-in capital of $0.5 million.

3.    BALANCE SHEET DATA

Short-term Investments

At September 30, 2006 and December 31, 2005, the Company’s short-term investments were composed of the following:

	September 30, 2006	December 31, 2005
Available for sale	$92,123	$67,643
Held-to-maturity	20,000	34,458
	$112,123	$102,101

At September 30, 2006, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$15,000	$—	$(147)	$14,853
Federal agency notes	5,000	2	—	5,002
	$20,000	$2	$(147)	$19,855

At December 31, 2005, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$25,000	$—	$(88)	$24,912
State and municipal obligations	6,467	—	(5)	6,462
Federal agency notes	2,991	—	(13)	2,978
	$34,458	$—	$(106)	$34,352

Inventories

	September 30, 2006	December 31, 2005
Raw materials	$53,674	$49,936
Work in process	30,388	26,002
Finished goods	75,263	47,665
	$159,325	$123,603

4.   LONG-TERM DEBT

	September 30,	December 31,
	2006	2005
Senior secured term loan	$26,550	$36,500
1% convertible senior subordinated debentures	250,000	250,000
IDA notes	10,800	10,800
	287,350	297,300
Less: current portion	(13,000)	(13,000)
	$274,350	$284,300

See Note 10 in the Notes to the Consolidated Financial Statements in the 2005 Form 10-K for information on the terms and conditions of the senior secured credit facility. As of September 30, 2006, the Company had availability of approximately $85 million and no outstanding borrowings under the senior secured revolving credit facility. The interest rate on the senior secured term loan was 6.90% and 6.17% at September 30, 2006 and December 31, 2005, respectively. Management believes the Company was in compliance with all of its covenants under this facility as of September 30, 2006.

See Note 10 in the Notes to the Consolidated Financial Statements in the 2005 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures. The estimated fair value of the Company’s convertible debentures as of September 30, 2006 and December 31, 2005 was $395.3 million and $258.2 million, respectively.

5.   RESTRUCTURING CHARGES

2005 Restructuring Initiatives

In August 2005, the Board of Directors of CommScope adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among CommScope’s global facilities and the expected closing of a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006. As a result of these initiatives, the Company recognized pretax charges during the three and nine months ended September 30, 2006 and 2005 as follows:

	Enterprise Segment	Broadband Segment	Carrier Segment	Total
Three and nine months ended September 30, 2005	$14,061	$199	$2,184	$16,444
Three months ended September 30, 2006	$1,821	$838	$352	$3,011
Nine months ended September 30, 2006	$7,664	$2,396	$704	$10,764

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives for the three and nine months ended September 30, 2006 was as follows:

	Employee- Related Costs	Equipment Relocation Costs	Asset Impairment Charges	Total
Balance as of June 30, 2006	$1,932	$—	$—	$1,932
Additional charge recorded	673	3,777	(1,439)	3,011
Cash paid	(1,023)	(3,777)	1,439	(3,361)
Balance as of September 30, 2006	$1,582	$—	$—	$1,582

Balance as of December 31, 2005	$8,087	$—	$—	$8,087
Additional charge recorded	4,705	7,595	(1,536)	10,764
Cash paid	(11,210)	(7,595)	1,536	(17,269)
Balance as of September 30, 2006	$1,582	$—	$—	$1,582

Employee-related costs include the expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive severance benefits.  Pretax employee-related costs of $1.0 million were incurred during the three and nine months ended September 30, 2005 and additional costs of up to $0.5 million are expected to be recognized during the balance of 2006.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred.  Pretax equipment relocation costs of $0.6 million were recognized during the three and nine months ended September 30, 2005 and additional pretax costs of up to $1.0 million are expected to be recognized, substantially during the balance of 2006.

Asset impairment charges of $14.8 million, pretax, were incurred during the three and nine months ended September 30, 2005 related to production equipment that was identified as excess, pending consolidation of certain production operations in other facilities. As of September 30, 2006, land and buildings with a carrying value of $19.8 million have been classified as held for sale.  These assets, included in prepaid and other current assets, are carried at the lower of their estimated selling prices, less cost to sell, or their net book value.  Additional net impairment charges or gains may be incurred or realized upon the disposition of these or other excess assets.

2004 Restructuring Initiatives

In October 2004, the Board of Directors of Connectivity Solutions Manufacturing, Inc., a wholly owned subsidiary of the Company, adopted organizational and cost reduction initiatives at its Omaha, Nebraska facility in order to improve its competitive position.

During the three and nine months ended September 30, 2005, pretax charges of $0.1 million and $3.7 million, respectively, were recognized in conjunction with these initiatives, primarily within the Enterprise segment.  The activity within the liability for these restructuring initiatives during the three and nine months ended

September 30, 2006 was as follows:

	Employee- Related Costs	Process Improvement Costs	Asset Impairment Charges	Total
Balance as of June 30, 2006	$51	$—	$—	$51
Cash paid	(16)	—	—	(16)
Balance as of September 30, 2006	$35	$—	$—	$35

Balance as of December 31, 2005	$173	$—	$—	$173
Cash paid	(138)	—	—	(138)
Balance as of September 30, 2006	$35	$—	$—	$35

No future charges are anticipated in connection with these initiatives and the remainder of the liability is expected to be substantially paid during the balance of 2006.

6.   OFS BRIGHTWAVE, LLC

On June 30, 2006, CommScope received a payment of $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave, LLC (OFS BrightWave) under a $30 million Revolving Credit Agreement (the Agreement) dated November 16, 2001 and the Agreement was terminated.  The carrying value of the note receivable had previously been reduced to zero as a result of recording CommScope’s equity in losses of OFS BrightWave prior to the sale of CommScope’s equity interest in OFS BrightWave in June 2004 and an impairment charge of $11.1 million at the time of the sale.

The recovery of the OFS BrightWave note receivable resulted in a pretax gain of $29.8 million ($18.6 million after-tax, or $0.26 per diluted share for the nine months ended September 30, 2006).

7.   DERIVATIVES AND HEDGING ACTIVITIES

As of September 30, 2006 and 2005, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros with a notional amount of $14 million. During the three and nine months ended September 30, 2005, the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates. Effective October 1, 2005, a portion of the hedging instrument was designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Pretax gains (losses) of $47 and $(164) on the portion designated as a fair value hedge are reflected in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, respectively. The designations of the hedging instrument were effective as of September 30, 2006 and 2005, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.

The fair value of the derivative instrument, reflected in other noncurrent liabilities, was approximately $6.6 million and $5.8 million as of September 30, 2006 and December 31, 2005, respectively.

There were no material reclassifications from accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2006 and 2005.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Accumulated net loss on derivative instruments, beginning of period	$(5,026)	$(4,575)	$(4,274)	$(5,716)
Net gain (loss) on derivative financial instrument designated as a net investment hedge	166	36	(586)	1,177
Accumulated net loss on derivative instruments, end of period	$(4,860)	$(4,539)	$(4,860)	$(4,539)

During the three months ended September 30, 2006 and 2005, the income tax expense related to the gain on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $98 and $21, respectively. During the nine months ended September 30, 2006 and 2005, the income tax expense (benefit) related to the gain (loss) on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $(344) and $691, respectively.

8.    EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$828	$977	$1,128	$1,043
Interest cost	1,732	1,560	1,229	1,077
Recognized actuarial loss	14	—	140	(92)
Amortization of prior service costs	(96)	—	(131)	—
Amortization of transition obligation	10	10	—	—
Return on plan assets	(1,974)	(1,578)	(139)	(130)
Net periodic benefit cost	$514	$969	$2,227	$1,898

	Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$2,467	$2,951	$3,384	$3,139
Interest cost	5,188	4,695	3,687	3,306
Recognized actuarial loss	41	—	420	(95)
Amortization of prior service costs	(290)	—	(394)	—
Amortization of transition obligation	30	31	—	—
Return on plan assets	(5,913)	(4,743)	(417)	(392)
Net periodic benefit cost	$1,523	$2,934	$6,680	$5,958

The Company contributed approximately $0.2 million and $14.8 million to its pension plans during the three and nine months ended September 30, 2006, respectively, and anticipates making additional contributions of approximately $0.2 million to these plans during 2006. The Company contributed approximately $1.0 million and $3.0 million to the postretirement benefit plans during the three and nine months ended September 30, 2006, respectively, and anticipates making additional contributions of approximately $1.0 million to these plans during 2006.

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

The following table sets forth the total pretax equity-based compensation expense resulting from PSUs, RSUs and stock options included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$369	$995
Selling, general and administrative expense	752	2,027
Research and development expense	134	362
Total equity-based compensation expense	$1,255	$3,384

As of September 30, 2006, $8.4 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a remaining weighted average period of 1.9 years. There were no significant capitalized equity-based compensation costs at September 30, 2006.

The following table summarizes the stock option activity for the three and nine months ended September 30, 2006 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2006	5,452	$17.58		$78,715
Granted	21	$30.28	$13.94
Exercised	(480)	$14.46		$7,210
Expired or forfeited	(3)	$22.27
Outstanding, September 30, 2006	4,990	$17.90		$77,440

Outstanding, December 31, 2005	8,440	$16.31		$42,705
Granted	31	$27.84	$12.78
Exercised	(3,472)	$14.10		$45,341
Expired or forfeited	(9)	$29.23
Outstanding, September 30, 2006	4,990	$17.90		$77,440

The exercise prices of outstanding options at September 30, 2006 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$7.43 to $10.00	824	6.2	$7.92	824	$7.92
$10.01 to $15.50	463	3.7	$13.74	423	$13.65
$15.51 to $16.50	1,322	5.9	$15.92	1,322	$15.92
$16.51 to $18.00	726	4.6	$17.16	726	$17.16
$18.01 to $24.00	1,035	8.1	$19.14	840	$18.95
$24.01 to $47.06	620	3.5	$37.23	596	$37.51
$7.43 to $47.06	4,990	5.7	$17.90	4,731	$17.78

As of September 30, 2006, the aggregate intrinsic value of exercisable stock options was $74.1 million, with a weighted average remaining contractual life of 5.5 years.

The following table summarizes the PSU and RSU activity for the three and nine months ended September 30, 2006 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding, June 30, 2006	489	$20.04
Granted	1	$31.23
Forfeited	(4)	$19.91
Outstanding, September 30, 2006	486	$20.06

Outstanding, December 31, 2005	484	$19.91
Granted	15	$25.18
Forfeited	(13)	$20.13
Outstanding, September 30, 2006	486	$20.06

The following table summarizes the non-vested stock option, PSU and RSU activity for the three and nine months ended September 30, 2006 (in thousands):

	Stock Options	PSUs and RSUs
Non-vested awards, June 30, 2006	258	487
Granted	21	1
Vested	(20)	—
Forfeited	—	(4)
Non-vested awards, September 30, 2006	259	484

Non-vested awards, December 31, 2005	293	484
Granted	31	15
Vested	(61)	(2)
Forfeited	(4)	(13)
Non-vested awards, September 30, 2006	259	484

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

The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected option term (in years)	5.0	—	5.0	4.0
Risk-free interest rate	4.9%	—	4.8%	4.0%
Expected volatility	45%	—	45%	41%
Expected dividend yield	0%	—	0%	0%
Weighted average fair value at grant date	$13.94	—	$12.78	$5.68

Had the Company accounted for equity-based compensation plans using the fair value based accounting method described by SFAS No. 123 for periods prior to 2006, the Company’s basic and diluted net income per share for the three and nine months ended September 30, 2005, would have been as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$11,522	$33,360
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	8,613	12,212
Pro forma net income for basic net income per share	2,909	21,148
Add: Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	1,887
Pro forma net income for diluted net income per share	$3,538	$23,035
Net income per share:
Basic—as reported	$0.21	$0.61
Basic—pro forma	$0.05	$0.39
Diluted—as reported	$0.18	$0.52
Diluted—pro forma	$0.05	$0.34

On August 10, 2005, the Compensation Committee of the Company’s Board of Directors amended certain stock option agreements with employees to accelerate the vesting of certain outstanding unvested stock options. Unvested options to purchase 2.1 million shares with an average exercise price of $17.54 per share became exercisable as a result of the vesting acceleration. The intrinsic value of the stock options on the acceleration date was $2.6 million. Pro forma net income presented in the table above for the three and nine months ended September 31, 2005 includes $7.0 million, net of tax, of additional compensation expense determined under the fair value-based method as a result of the accelerated vesting of stock options.  The Company recognized no compensation expense associated with these options during the three and nine months ended September 30, 2006 as a result of the accelerated vesting in 2005. Had these options not been accelerated, the Company would have recognized additional pretax compensation expense for the three and nine months ended September 30, 2006 of $1.7 million and $5.0 million, respectively.

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

The following tables provide summary financial information for these reportable segments as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 (in millions):

	As of	As of
	September 30,	December 31,
	2006	2005
Identifiable segment-related assets:
Enterprise	$436.4	$352.4
Broadband	373.9	343.2
Carrier	110.5	108.0
Total identifiable segment-related assets	920.8	803.6

Reconciliation to total assets:
Cash, cash equivalents and short-term investments	333.7	248.7
Deferred income taxes	40.2	49.9
Total assets	$1,294.7	$1,102.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Enterprise	$237.7	$167.9	$614.9	$499.4
Broadband	143.8	122.3	406.2	340.3
Carrier	85.0	55.6	210.7	153.4
Inter-segment eliminations	(0.4)	(0.2)	(1.6)	(1.7)
Consolidated net sales	$466.1	$345.6	$1,230.2	$991.4

Operating income (loss):
Enterprise	$40.9	$5.7	$76.1	$36.8
Broadband	12.8	13.9	25.3	26.2
Carrier	11.2	0.3	20.9	(10.0)
Consolidated operating income	$64.9	$19.9	$122.3	$53.0

11.          SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2006	2005
Cash paid during the period for:
Income taxes	$22,599	$20,666
Interest	5,198	5,366
Noncash investing and financing activities:
Fair value, less costs to sell, of held for sale assets transferred from property, plant and equipment to other current assets	$10,128	$10,190

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2006 and 2005 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2005 Annual Report on Form 10-K.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

	Three Months Ended September 30,
	2006		2005
		% of		% of
	$	Net	$	Net	Dollar	%
	(millions)	Sales	(millions)	Sales	Change	Change
Net sales	$466.1	100.0%	$345.6	100.0%	$120.5	34.9%
Gross profit	139.8	30.0	94.5	27.4	45.3	47.9
SG&A expense	62.8	13.5	51.3	14.8	11.5	22.5
R&D expense	9.2	2.0	6.8	2.0	2.4	35.8
Restructuring costs	3.0	0.6	16.6	4.8	(13.5)	(81.8)
Net income	43.6	9.4	11.5	3.3	32.1	278.3
Net income per diluted share	0.61		0.18

	Nine Months Ended September 30,
	2006		2005
		% of		% of
	$	Net	$	Net	Dollar	%
	(millions)	Sales	(millions)	Sales	Change	Change
Net sales	$1,230.2	100.0%	$991.4	100.0%	$238.9	24.1%
Gross profit	333.1	27.1	255.3	25.8	77.8	30.5
SG&A expense	175.2	14.2	159.2	16.1	16.0	10.1
R&D expense	24.8	2.0	23.0	2.3	1.8	7.9
Restructuring costs	10.8	0.9	20.1	2.0	(9.4)	(46.5)
Gain on OFS BrightWave note receivable	18.6	1.5	—	—	18.6	100.0
Net income	103.0	8.4	33.4	3.4	69.6	208.6
Net income per diluted share	1.46		0.52

Net sales

The increase in net sales for the three and nine months ended September 30, 2006 over the comparable prior year periods is primarily attributed to domestic sales growth in each of our segments and international sales growth in our Enterprise and Broadband segments. These increases are largely the result of higher sales volume levels and price increases implemented in response to higher raw material costs.  For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The improvements in profit margin for the three and nine months ended September 30, 2006 as compared to the comparable prior year periods are primarily attributable to higher sales volumes, driven by strong customer demand, price increases implemented in response to substantially higher raw material costs, favorable product mix and cost savings achieved as a result of restructuring activities.

We expect continued volatility in the costs of certain raw materials, such as copper, aluminum, steel, and plastics and other polymers derived from oil and natural gas.  The inability to achieve higher sales volume and continued cost efficiencies while adjusting selling prices in response the changes in the cost of raw materials could result in lower gross profit and gross profit margin.

Selling, general and administrative expense

The increase in selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily due to higher marketing costs associated with the higher level of sales.  Also contributing to the increase in SG&A expense for the three and nine months ended September 30, 2006 is $1.3 million of costs incurred in connection with the proposed acquisition of Andrew Corporation; $0.8 million and $2.0 million of equity based compensation costs incurred during the three and nine months ended September 30, 2006, respectively, as a result of implementing SFAS No. 123(R) as of January 1, 2006; and a $0.9 million benefit that was recognized during the three and nine months ended September 30, 2005 related to replacing an employee profit sharing plan with an enhanced 401(k) plan.

Research and development

Research and development (R&D) expense increased by $2.4 million and $1.8 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. R&D expense as a percentage of net sales remained constant at 2.0% for the three months ended September 30, 2006, as compared to the comparable 2005 three month period, and decreased modestly to 2.0% for the first nine months of 2006, as compared to 2.3% for the comparable 2005 nine month period. The increased R&D activities generally relate to bringing new products to market and to modifying existing products to better serve our customers.

Restructuring Costs

We recognized pretax restructuring costs of $3.0 million and $10.8 million during the three and nine months ended September 30, 2006, respectively, compared with $16.6 million and $20.1 million during the comparable periods ended September 30, 2005, respectively. The 2006 costs resulted from the continued implementation of the global manufacturing initiatives which began during the third quarter of 2005.  Included in the costs incurred during the three and nine months ended September 30, 2006 were employee-related costs of $0.7 million and $4.7 million, respectively, which consisted of expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive benefits, and equipment relocation costs of $3.8 million and $7.6 million, respectively, which consisted of costs directly related to shifting manufacturing capacity among our global manufacturing facilities, including costs to uninstall, pack, ship and re-install equipment as well as costs to prepare the receiving facility to accommodate the equipment.  During the three and nine months ended September 30, 2005, restructuring costs recognized include $0.1 million and $3.7 million, respectively, related to the continued implementation of the organizational and cost reduction initiatives at the Omaha facility of Connectivity Solutions Manufacturing, Inc., our wholly owned manufacturing subsidiary, which began during the fourth quarter of 2004 and was substantially complete by December 31, 2005.

During the three and nine months ended September 30, 2006, we recognized gains of $1.4 million and $1.5 million, respectively, on the sale of equipment that had been impaired in conjunction with the global manufacturing initiatives.  As of September 30, 2006, $19.8 million of real estate is considered held for sale as a result of the global manufacturing initiatives.  The sale of one of the parcels was completed during October 2006 for a selling price of $11 million, resulting in an immaterial gain. The other parcel is being actively marketed for sale and additional restructuring gains or losses may be realized.

We anticipate that we will recognize additional pretax employee-related and equipment relocation charges of up to $1.5 million to complete the implementation of the global manufacturing initiatives.  The majority of these costs are expected to be incurred during the balance of 2006.

Net interest income/expense

We recognized net interest income of $1.0 million and $1.5 million for the three and nine months ended September 30, 2006, respectively, compared to net interest expense of $0.7 million and $2.9 million for the comparable prior year periods.  The changes were due to the impact of significantly higher balances of invested funds (cash, cash equivalents and short-term investments) as well as improved rates of return on invested balances as a result of increases in LIBOR and other short-term interest rates.  Interest expense for the three and nine month periods declined slightly from the comparable prior year periods as a result of lower levels of outstanding debt due to scheduled principal repayments and a reduction in the interest rate spreads on our senior secured credit facility due to improvements in our fixed charge coverage ratio, offset by the impact of increases in LIBOR and other short-term interest rates.  Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, was essentially unchanged at 2.73% as of September 30, 2006 compared to 2.74% as of December 31, 2005.

Income taxes

Our effective income tax rate, excluding the impact of the gain on the OFS note receivable (see discussion below), was 34% and 32% for the three and nine months ended September 30, 2006, respectively, compared to 41% and 33% for the three and nine months ended September 30, 2005, respectively. The reduction in our effective income tax rate for the three months ended September 30, 2006 compared to the prior year was primarily due to a $2.2 million charge taken during the three months ended September 30, 2005 to establish a valuation allowance for deferred tax assets related to net operating loss carryforwards at one of our international subsidiaries.  The effective tax rate for the three months ended September 30, 2006 reflects the benefits derived from our international activities in lower tax rate jurisdictions, partially offset by the impact of net additional tax reserves established for matters raised during various state and federal tax audits.

The effective rate for the nine months ended September 30, 2006 reflects benefits from international activities that are taxed at lower rates and benefits realized as a result of favorable outcomes on various matters raised during federal and state income tax audits, partially offset by the impact of losses incurred in certain foreign jurisdictions for which no tax benefits have been recognized.  The effective rate for the nine months ended September 30, 2005 reflects benefits from international activities that are taxed at lower rates offset primarily by the impact of the valuation allowances established during the three months ended September 30, 2005 at one of our international subsidiaries.

Gain on OFS BrightWave note receivable

On June 30, 2006, we received a payment of $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave, LLC (OFS BrightWave) under a $30 million Revolving Credit Agreement that was, by its terms, scheduled to be repaid no later than November 16, 2006.  The carrying value of the note had previously been reduced to zero as a result of recording our equity in losses of OFS BrightWave prior to the sale of our interest in OFS BrightWave in June 2004 and an impairment charge of $11.1 million at the time of the sale.  The Revolving Credit Agreement was terminated on June 30, 2006.

The reported gain on the OFS BrightWave note receivable is net of a tax provision of $11.2 million.

Segment Results

	Three Months Ended September 30,
	2006		2005
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$237.7	51.0%	$167.9	48.6%	$69.8	41.6%
Broadband	143.8	30.9	122.3	35.4	21.5	17.6
Carrier	85.0	18.2	55.6	16.1	29.4	52.9
Inter-segment eliminations	(0.4)	(0.1)	(0.2)	(0.1)	(0.2)
Consolidated net sales	$466.1	100.0%	$345.6	100.0%	$120.5	34.9%

Total domestic sales	$329.0	70.6%	$233.2	67.5%	$95.8	41.1%
Total international sales	137.1	29.4	112.4	32.5	24.7	22.0
Total worldwide sales	$466.1	100.0%	$345.6	100.0%	$120.5	34.9%

Operating income by segment:
Enterprise	$40.9	17.2%	$5.7	3.4%	$35.2	617.5%
Broadband	12.8	8.9	13.9	11.4	(1.1)	(7.9)
Carrier	11.2	13.2	0.3	0.5	10.9	3,633.3
Consolidated operating income	$64.9	13.9%	$19.9	5.8%	$45.0	226.1%

	Nine Months Ended September 30,
	2006		2005
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$614.9	50.0%	$499.4	50.4%	$115.5	23.1%
Broadband	406.2	33.0	340.3	34.3	65.9	19.4
Carrier	210.7	17.1	153.4	15.5	57.3	37.4
Inter-segment eliminations	(1.6)	(0.1)	(1.7)	(0.1)	0.1
Consolidated net sales	$1,230.2	100.0%	$991.4	100.0%	$238.8	24.1%

Total domestic sales	$853.0	69.3%	$662.2	66.8%	$190.8	28.8%
Total international sales	377.2	30.7	329.2	33.2	48.0	14.6
Total worldwide sales	$1,230.2	100.0%	$991.4	100.0%	$238.8	24.1%

Operating income (loss) by segment:
Enterprise	$76.1	12.4%	$36.8	7.4%	$39.3	106.8%
Broadband	25.3	6.2	26.2	7.7	(0.9)	(3.4)
Carrier	20.9	9.9	(10.0)	(6.5)	30.9
Consolidated operating income	$122.3	9.9%	$53.0	5.3%	$69.3	130.8%

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

The increase in Enterprise segment net sales for the three and nine months ended September 30, 2006 over the comparable prior year periods was primarily driven by the effect of higher sales volumes of certain products, price increases and the introduction of new products.  We implemented price increases for certain Enterprise products throughout 2005 and 2006 as a result of significant increases in the cost of certain raw materials.  Sales increases were realized domestically and in all international regions, particularly the Europe/Middle East/Africa region.

The improvement in Enterprise segment operating income for the three and nine months ended September 30, 2006 over the comparable prior year periods was primarily due to increased sales volumes and the impact of cost control efforts, including those realized from the global manufacturing initiatives.  The price increases that were realized were substantially offset by the impact of increased raw material costs.  Operating results were favorably impacted by lower restructuring costs ($1.8 million and $7.7 million for the three and nine months ended September 30, 2006, respectively, compared to $14.1 million and $16.3 million for the three and nine months ended September 30, 2005, respectively).

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

The increase in Broadband segment net sales for the three and nine months ended September 30, 2006 compared to the comparable prior year periods was due to strong domestic and international sales for most of our product lines.  This increase reflects the impact of price increases that had been implemented in response to higher raw material costs as well as higher sales volumes.  Domestic sales volume increases can be attributed to continued infrastructure needs of our large cable television system operator customers.  Sales volumes increased in most international regions as a result of new projects and ongoing system maintenance.  Net sales for the three and nine months ended September 30, 2006 include $4.4 million and $8.7 million, respectively, related to the MC2 ® product line that was acquired from Trilogy Communications on March 6, 2006.

The year over year reduction in operating income for the three months ended September 30, 2006 is primarily attributed to a benefit of $1.6 million that was recognized during the three months ended September 30, 2005 related to replacing an employee profit sharing plan with an enhanced 401(k) plan and higher restructuring costs related to the implementation of our global manufacturing initiatives ($0.8 million during the three months ended September 30, 2006 compared to $0.2 million during the months ended September 30, 2005).  These operating income reductions were somewhat offset by the benefit of higher sales volumes and savings that have resulted from cost reduction efforts.

The reduction in operating income for the nine months ended September 30, 2006 is primarily attributed to a provision of $4.8 million included in cost of goods sold related to the portion of value added taxes receivable at our  Brazilian subsidiary that are not believed to be recoverable.  The remaining balance of Brazilian value added taxes receivable of $11.3 million is believed to be recoverable and has been classified as long term in other assets on the Condensed Consolidated Balance Sheet as of September 30, 2006.  Operating income for the nine months ended September 30, 2006 also reflects $2.4 million of restructuring costs related to the implementation of our global manufacturing initiatives compared to $0.2 million during the nine months ended September 30, 2005.  The $1.6 million benefit recognized during the nine months ended September 30, 2005 related to the change in employee benefit plans also contributed to the year over year reduction in operating income.

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

The Carrier segment experienced net sales growth for the three and nine months ended September 30, 2006 over the comparable prior year periods primarily due to the performance of the Integrated Cabinet Solutions (ICS) product group. The ICS business has rapidly expanded and reflects an increase in shipments related to Digital Subscriber Line (DSL) and other video and high-speed data services deployments by telephone companies.

Sales of wireless and ExchangeMAX products were lower for the three and nine months ended September 30, 2006 compared to the comparable prior year periods.  The lower wireless product sales reflect weaker market conditions in the North American market and the lower ExchangeMAX sales result from our decision to exit the twisted pair central office cable products business.

The improvement in Carrier segment operating income for the three and nine months ended September 30, 2006 over the comparable 2005 periods is primarily due to the higher sales volume of ICS products and the impact of cost reduction initiatives.  Operating income for the three and nine months ended September 30, 2006 included $0.4 million and $0.7 million of restructuring costs compared to $2.2 million and $3.6 million during the three and nine months ended September 30, 2005, respectively.

While we expect sales of Carrier products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our opportunities for the ICS and wireless product groups. Over the long term, we anticipate sales growth for our ICS product group, primarily due to video and high-speed data services deployments and fiber-to-the-node construction activity.  Our ability to meet increased customer demand for ICS products will depend on whether we have sufficient production capacity through our internal operations and contract manufacturing arrangements, among other factors.  We also expect continuing expansion in cellular telephone base stations, which provides growth opportunities for our wireless product group, though the rate of growth and product profitability may be adversely impacted by consolidation among wireless carriers, among other factors.

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

	As of
	September 30,	December 31,	Dollar	%
	2006	2005	Change	Change
Cash, cash equivalents and short-term investments	$333.9	$248.7	$85.2	34.3%
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	277.2	176.7	100.5	56.9
Long-term debt, including current portion	287.4	297.3	(9.9)	(3.3)
Book capital structure	984.7	819.3	165.4	20.2
Long-term debt as a percentage of book capital structure	29.2%	36.3%

The increase in cash, cash equivalents and short-term investments during the nine months ended September 30, 2006 was primarily driven by $31.5 million of net cash flows from operations, $49.0 million of proceeds from the exercise of stock options and the $29.8 million repayment of a note receivable from OFS BrightWave.  These inflows of cash were somewhat offset by capital expenditures of $22.6 million and a $13.8 million investment to acquire the MC2 75-ohm trunk and distribution cable television products business and certain other assets from Trilogy Communications, Inc.

	Nine Months Ended
	September 30,		Dollar	%
	2006	2005	Change	Change
Net cash provided by operating activities	$31.5	$55.8	$(24.3)	(43.5)%
Depreciation and amortization	41.9	45.5	(3.6)	(7.9)
Increase in working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	100.5	54.2	46.3	85.4
Capital expenditures	22.6	16.4	6.2	37.8

Operating Activities

During the nine months ended September 30, 2006, operating activities provided $31.5 million in cash compared to $55.8 million during the comparable nine month period in 2005.  During the nine months ended September 30, 2006, net income of $103.0 million, less the $29.8 million pretax gain on OFS BrightWave note receivable, which is included in investing activities, depreciation and amortization of $41.9 million, and an increase in accounts payable and other accrued liabilities of $32.3 million were somewhat offset by an $88.3 million increase in accounts receivable and a $30.1 million increase in inventories. The increase in accounts receivable is primarily attributable to an increase in sales during the third quarter of 2006 over the fourth quarter of 2005.  Increases in raw materials costs and the higher inventory levels required to support greater vertical manufacturing integration are the primary drivers of the increase in inventory.

We expect to generate net cash from operations during 2006, primarily due to increased margins from sales of certain product groups and the impact of cost reduction efforts.

Investing Activities

On June 30, 2006, we received $29.8 million as a repayment of principal under our note receivable from OFS BrightWave.  This note was originally funded in 2001 in conjunction with our investment in OFS BrightWave.

On March 6, 2006, we acquired certain assets supporting the MC2 75-ohm trunk and distribution cable television products business and certain other assets from Trilogy Communications, Inc. for a cash payment of $13.8 million.

We purchased $10.0 million of short-term investment securities during the nine months ended September 30, 2006 compared with $1.0 million of purchases during the nine months ended September 30, 2005.

Investments in property, plant and equipment during the nine months ended September 30, 2006 increased by $6.3 million year-over-year to $22.6 million. The primary capital expenditures made during the first nine months of 2006 related to continuing investments to support cost reduction initiatives and the expansion of our new manufacturing facility in Asia that will provide additional production capability.

We currently expect total capital expenditures to be $28 million to $31 million in 2006 compared to $19.9 million in 2005. The expected increase in capital spending during 2006 is primarily for cost reduction efforts and additional production capability, largely in Asia.

Financing Activities

The exercise of 3.47 million stock options during the nine months ended September 30, 2006 generated $49.0 million of proceeds and $15.9 million from the tax benefits generated by such stock option exercises.

During the nine months ended September 30, 2006, we reduced the principal balance of our outstanding long-term debt by $9.75 million in accordance with the scheduled maturities outlined in our respective debt agreements and an additional principal payment of $0.2 million as a result of the sale of certain equipment.

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

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service and employee benefit obligations. We contributed $17.8 million to defined benefit pension and other postretirement benefit plans during the nine months ended September 30, 2006 and expect to make additional contributions of approximately $1.2 million to such plans during 2006. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.

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

There were no material changes in our contractual obligations during the quarter ended September 30, 2006.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, outlook, revenues, earnings, margins, synergies and other financial items, restructuring plans, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal and external production capacity and expansion, competitive pricing, relative market position and outlook. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified by the use of certain terms and phrases including but not limited to “intend,” “goal,” “estimate,”  “expect,” “project,” “projections,” “plan,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, changes in cost and availability of key raw materials and our ability to recover these costs from our customers through pricing; the challenges of executing our previously announced global manufacturing initiatives; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; the risk that our internal production capacity and that of our contract manufacturers may be insufficient to meet customer demand for our products; the risk that customers might cancel orders placed or that orders currently placed may effect orders in the future; continuing consolidation among our customers; competitive pricing and acceptance of our products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets; increased obligations under employee benefit plans; ability to achieve expected sales, growth and earnings goals; ability to achieve expected benefits from future acquisitions; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws; variability in effective tax rate and ability to recover amounts recorded as value added tax receivables; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives; regulatory changes affecting us or the industries we serve; authoritative changes in generally accepted accounting principles by standard-setting bodies;

political instability; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Exhibit 99.1 to this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMSCOPE, INC.

November 2, 2006	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant