Form 10-K
period 2006-12-31
COMMSCOPE INC
filed 2007-03-01
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 001-12929

CommScope, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4135495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 CommScope Place, S.E. P.O. Box 339 Hickory, North Carolina	28602	(828) 324-2200
(Address of principal executive offices)	(Zip Code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1.83 billion as of June 30, 2006 (based on the $31.42 closing price on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded.

As of February 14, 2007 there were 59,909,349 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are
incorporated by reference in Part III hereof.

i

PART     I

Unless the context otherwise requires, references to “CommScope, Inc.,” “CommScope,” “we,” “us,” or “our” are to CommScope, Inc. and its direct and indirect subsidiaries on a consolidated basis.

This Form 10-K includes “Forward-Looking Statements” within the meaning of the Securities Exchange Act of 1934, as amended, the Private Securities Litigation Reform Act of 1995 and related laws. These forward-looking statements are identified by the use of certain terms and phrases including but not limited to “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Item 1A of this Form 10-K sets forth more detailed information about the factors that may cause our actual results to differ, perhaps materially, from the views stated in such forward-looking statements. We do not intend, and are not undertaking any duty or obligation, to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

ITEM 1.                BUSINESS

General

CommScope, Inc. is a world leader in infrastructure solutions for communications networks. Our highly-engineered cable and connectivity solutions enable a host of information-rich and interactive services that are delivered to the home, office and mobile devices. We focus on the “last mile” in communications networks, which is the distribution access, or final link to the customer. We believe we are a global leader in structured cabling solutions for business enterprise applications and a global leader in broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable and related products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States.

We are a global manufacturer, employing state-of-the-art processes in 11 manufacturing facilities on five continents. We sell our products directly to customers and through a global network of distributors, system integrators and value-added resellers. We sell our products in more than 130 countries.

CommScope, Inc. was incorporated in Delaware on January 28, 1997.

For the year ended December 31, 2006, our revenues were $1.62 billion and our net income was $130.1 million. Historically, our operating performance is typically weaker during the first and fourth quarters and stronger during the second and third quarters. For further discussion of our current and prior year financial results, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this Form 10-K.

Our Acquisition of Connectivity Solutions

On January 31, 2004, we acquired the Connectivity Solutions business (Connectivity Solutions) from Avaya Inc. (Avaya). We acquired Connectivity Solutions primarily to expand our position in the “last mile” of telecommunications, establish a leadership position in the global enterprise connectivity market and enhance our global growth opportunities. We believe that this combination of businesses positions us as a leading provider of cable products and apparatus to both the enterprise and telecommunications markets.

We acquired substantially all of the assets, subject to specified current liabilities, and also assumed approximately $65 million of other specified liabilities, primarily related to employee benefits, of

Connectivity Solutions, for approximately $250 million in cash and approximately 1.8 million shares of our common stock valued at $32.4 million. The Connectivity Solutions business, as operated by Avaya, was organized into three product groups:

•       SYSTIMAX®—a global leader in the design, development, manufacture and marketing of physical layer end-to-end structured cabling solutions for connecting telephones, workstations, local area networks (LANs), storage area networks and other critical communication devices through buildings or across campuses of businesses, enterprises and other organizations.

•       Integrated Cabinet Solutions (ICS)—a leading provider of secure environmental enclosures engineered to protect and optimize the performance of DSL, wireless and other electronic equipment, primarily in outdoor locations of telecommunications providers.

•       ExchangeMAX®—a provider of physical layer structured cabling solutions supporting central offices of telecommunications service providers in the U.S. We exited the twisted pair telephone central office cable business but retained the ExchangeMAX apparatus business.

Our historical financial information and other information given as of a date prior to January 31, 2004 reflects the business of CommScope prior to the acquisition of Connectivity Solutions, unless the context specifically requires otherwise. Financial and other information included in this Form 10-K relating to the Connectivity Solutions business as operated by Avaya for periods prior to the acquisition are not necessarily indicative of the future performance of the Connectivity Solutions business as operated by us. For a description of the factors affecting such future performance, see Item 1A.

Strategy

Our strategic vision is to be the leading global developer, producer and seller of high-performance communications solutions for deployment by communication service providers and enterprise users. Our acquisition and integration of Connectivity Solutions were important milestones in achieving this objective. We strive to be recognized for the superior quality and performance of our products, outstanding service to our customers, the excellence of our employees and the value we deliver for our stockholders.

Our business strategy focuses on enhancing operational efficiency and internal growth from our existing businesses. We intend to enhance revenue growth by developing proprietary products and building upon our worldwide facilities and presence as well as our extensive global network of distributors, system integrators and value-added resellers. We will also consider opportunities for acquisitions, joint ventures or other investments that are a complementary fit strategically with our existing business. Our industry-leading research and development teams continue to spearhead innovative developments in cable and connectivity. We plan to build upon this legacy of innovation and leverage our worldwide portfolio of more than 1,300 patents and pending patent applications to provide leading-edge technology and new, high-performance cable and connectivity solutions products to our customers. We also intend to use our existing market channels to expand sales of our products.

We intend to improve efficiency by increasing operating focus, improving productivity and simplifying processes. We also intend to maintain our emphasis on superior customer service, which we believe has helped us maintain our market leadership in enterprise and broadband applications.

Operating Segments

Our reportable segments are defined by major product category as follows: Enterprise, Broadband and Carrier. Reported amounts include the results of the Connectivity Solutions business for the applicable periods since January 31, 2004, the date of the acquisition.

Net revenues are distributed among the reportable segments as follows:

	Year Ended December 31,
	2006	2005	2004
Enterprise	49.3%	49.4%	50.9%
Broadband	33.9	34.4	36.7
Carrier	16.8	16.2	12.4
Total	100.0%	100.0%	100.0%

See Note 17 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional segment and geographic financial data relating to our business.

Enterprise

The Enterprise segment includes SYSTIMAX Solutions and Uniprise Solutions™. Through these brands, we believe we are the leading global provider of structured cabling systems for business enterprise applications. A structured cabling system is the transmission network inside a building or campus of buildings that connects voice and data communication devices, video and building automation devices, switching equipment and other information-management systems to one another as well as to outside communications networks. It includes all of the in-building and outside plant campus cabling and associated distribution components from the point of demarcation where the building or campus cabling connects to outside communications networks. A structured cabling system consists of various components, including transmission media (cable), circuit administration hardware, connectors, jacks, plugs, adapters, transmission electronics, electrical protection devices, wireless access devices and support hardware. Cables are classified by their construction, their data transmission capability and the environments in which they can be installed. Components are designed to allow easy implementation, moves, changes and maintenance as customer requirements change. A well-designed distribution system is independent of the equipment it serves and is capable of interconnecting many different devices, including computer and peripheral equipment, analog and digital telephones, personal computers and servers.

We believe that enterprises are faced with a growing need for higher bandwidth connectivity solutions as network traffic and the number of network devices increase. Applications such as storage area networks, streaming audio/video, multi-site collaboration, database downloads, grid computing and large file transfers create an increasing demand for bandwidth and higher-performance structured cabling systems. While the rate of technology adoption or application development is difficult to predict, we believe that demand for bandwidth will continue to increase. We also believe that enterprises are developing consolidated data centers to enhance performance, lower costs and improve controls and that we are well-positioned to be a leading supplier of the cabling infrastructure for such data centers.

We utilize a unique approach to developing structured cabling systems that is supported by modal decomposition and simulation techniques developed by our laboratories. This sophisticated measurement and modeling tool analyzes the hundreds of interactions present in multi-conductor transmission systems. We believe this proprietary tool increases measurement accuracy and can effectively cascade individual components mathematically into a link or a channel. After collection of the modal data for a large number of individual components, through a mathematical process we can simulate a link or channel as if all components were physically connected. We believe this modeling tool provides us a more comprehensive understanding of the properties of a cabling channel than our competitors. In addition, we are better able to identify weak links and refine components for system tuning and optimization. With this optimization, an unshielded twisted pair (UTP) cabling system can sustain speeds in the multi-gigabit range without radical new design. We believe that our unique tools help us create better-structured cabling solutions, deliver best-in-class total system performance and maintain a strong competitive position globally.

Broadband

We design, manufacture and market coaxial and fiber optic cable and supporting apparatus, most of which is used in the cable television industry. We are the world’s largest manufacturer of coaxial cable and a leading domestic supplier of fiber optic cable for cable television and other video applications. Our coaxial and fiber optic cables are primarily used in Hybrid Fiber Coaxial (HFC) networks being deployed throughout the world. HFC networks utilize a combination of fiber optic and coaxial cable and are widely recognized as one of the most cost-effective ways to offer multi-channel video, voice and data services. Our broadband coaxial cables and zero water peak optical fiber cables provide bandwidth connectivity for services such as cable television, video on demand, high-speed Internet access, cable telephony and other interactive services.

Many other specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We are a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full-service communications providers worldwide. We also provide a variety of cable-in-conduit products for telecommunication applications.

Carrier

We sell a variety of solutions and products, including secure environmental enclosures, cables and components used by wireless providers to connect antennae to transmitters and connectivity solutions for telephone central offices. These products are primarily used by telecommunication service providers or “carriers.”

Our ICS products are sturdy environmental enclosures for electronic devices and equipment deployed in the outside plant and inside buildings. Enclosures are designed to meet each customer’s needs, including thermal characteristics, and are used mostly by carriers to protect wireless equipment, transmission access equipment, switching equipment and broadband electronic equipment. Each cabinet is assembled, completely wired and system-tested to ensure high quality and ease of installation. We believe we are a leading provider of environmental enclosures for domestic DSL and FTTN applications of telecommunications original equipment manufacturers (OEMs) and carriers.

Our wireless products include innovative, high-frequency cables and components for connecting wireless antennae to their transmitters. Semi-flexible coaxial cables are used to connect the antennae located at the top of wireless antenna towers to the radios and power sources located adjacent to or near the antenna site. Over the past few years, we developed and patented Cell Reach™, a line of smooth-wall copper or aluminum-shielded semi-flexible coaxial cables and related connectors and accessories to address this market. Cell Reach has been installed in thousands of domestic wireless base stations with leading service providers and has achieved market acceptance in a limited number of international locations.

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

Our ExchangeMAX solution is primarily deployed in U.S. central offices of telephone service providers and combines our family of central office connectivity products with an overall system architecture to support the copper cable distribution networks of a central office. Our products include coaxial cable, copper main distributing frames, digital signal cross connect frames, connectors, patch cords and cable management tools. We manufacture and market the ExchangeMAX product line primarily to OEMs, telecommunication service providers and third-party value-added resellers in the U.S. We have exited the telephone central office twisted pair cable business but retained the ExchangeMAX apparatus business.

Manufacturing

Most of our manufacturing facilities have received IS0 9000 certification, the most widely recognized standard for quality management. In addition, several of our facilities have the TL 9000 certification, which is a telecommunications-specific standard for quality management. We employ a global manufacturing strategy and operate 11 manufacturing facilities located domestically in Nebraska, North Carolina and Nevada and internationally in Seneffe, Belgium; Jaguariuna, Brazil; Bray, Ireland; Brisbane, Australia; and Suzhou, China.

Communications Cables

We employ numerous advanced cable manufacturing processes. Many of these processes, some of which are proprietary and/or include trade secret information, are performed on equipment that has been modified for our purposes or specifically built to our specifications, often internally in our own machine shop facilities. These manufacturing processes include bimetallic wire fabrication, fine wire drawing, thermoplastic extrusion for insulating wires and cables, high-speed welding and swaging of metallic shields or outer conductors, braiding, cabling and stranding, and automated testing. Our manufacturing operations have a significant level of vertical integration. We outsource compounding and fabrication of selected materials when cost effective.

Apparatus Devices

Apparatus devices support a complete systems solution. These products include jacks, outlets, panels, cords, connectors, protectors and network management tools. The manufacture of a typical part includes the following steps: molding of the parts, stamping metal parts, forming of sheet metal parts, insertion of printed wiring boards, assembly, wire wrapping, labeling and packaging. These products are composed of various plastics, stamped metal components and purchased assembled components. We outsource the manufacture and/or assembly of various apparatus devices when cost effective.

Integrated Cabinets

An integrated cabinet starts with base-metal sheets that are stamped or cut and then formed to specification. These parts are then treated and sealed in a dry paint line process. The metal parts are then assembled and engineered around specific power and thermodynamic components and designs, some of which are developed internally and others of which are purchased from third-party providers. A base line cabinet can then be assembled using cable or apparatus products and integrated to high-end electronic devices as provided by the end-user drawings. We outsource the production and/or assembly of integrated cabinets in order to meet higher demand levels and when cost effective.

Cost Reduction Initiatives

In order to improve the long-term competitive position of our business, we initiated major restructuring initiatives in 2005 and 2004.

The purpose of the 2005 initiative, which began in the third quarter, was to reduce costs by improving manufacturing efficiency, primarily for our Enterprise and Broadband segment cable operations. This included shifting production among our global manufacturing facilities, consolidating operations at the Omaha facility of Connectivity Solutions Manufacturing, Inc. (CSMI), our wholly owned manufacturing subsidiary, into one building and closing the Scottsboro, Alabama facility in late 2006. Implementation of this initiative was substantially completed by the end of 2006.

During the fourth quarter of 2004, CSMI adopted organizational and cost-reduction initiatives at its Omaha facility. The primary components of this restructuring were: a) a reorganized management structure that created more focused stand-alone management organizations for cable, apparatus and cabinets, b) re-engineered, simplified business practices and manufacturing processes and c) a reduced number of management, production and support personnel. Implementation of this initiative was substantially completed by the middle of 2005.

See Note 6 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional detail about the restructuring costs recognized and expected future costs related to these initiatives.

Restructured Relationship with Furukawa

From November 2001 through June 2004, we owned a minority equity interest in OFS BrightWave, LLC (OFS BrightWave), one of the world’s largest manufacturers of optical fiber and fiber optic cable. OFS BrightWave was formed by us and The Furukawa Electric Co., Ltd. (Furukawa) to operate certain fiber optic cable and transmission fiber assets of the Optical Fiber Solutions Group acquired from Lucent Technologies Inc. in 2001. The remaining equity interest in OFS BrightWave was owned by an indirect wholly owned subsidiary of Furukawa.

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

This transaction did not affect our right to receive full payment from OFS BrightWave under an existing $30 million loan, which was scheduled to mature in late 2006. In conjunction with the sale of our ownership interest in OFS BrightWave, we had fully impaired the remaining balance of this loan due to market conditions and because we no longer had an equity ownership in OFS BrightWave. The impairment loss was included in the net gain on sale in our 2004 Consolidated Statement of Operations. OFS BrightWave continued to make interest payments in accordance with the terms of the original loan agreement and in June 2006 we agreed to accept a principal payment of $29.8 million plus accrued interest in full satisfaction of the loan.

We recorded a net pretax gain during the second quarter of 2004 of $121.3 million ($76.4 million net of tax or $1.13 per diluted share) as a result of the sale of our equity interest. We also recorded a pretax gain during the second quarter of 2006 of $29.8 million ($18.6 million net of tax or $0.26 per diluted share) as a result of the repayment of the loan. For more information about this transaction, see Note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

In addition, we agreed with an affiliate of Furukawa to continue our existing optical fiber supply relationship by entering into a new four-year supply agreement that expires June 2008. We will continue to have access to a broad array of technologically advanced optical fibers as well as a cross-license agreement for key intellectual property.

Research and Development

Our research and development (R&D) expenditures for the creation and application of new and improved products and processes were $32.9 million, $31.3 million and $29.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our major R&D activities relate to developing new enterprise structured cabling solutions as well as improved functionality and more cost-effective designs for cables, apparatus and cabinets.

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

Sales and Distribution

We market our products directly to telecommunication service providers or to OEMs selling equipment to the providers as well as through an extensive global network of distributors, system integrators and value-added resellers. We support our sales organization with regional service centers in locations around the world. A key aspect of our North American customer support and distribution system is the use of our private truck fleet, which primarily serves our Broadband segment customers. We believe our ability to offer rapid delivery services, materials management and logistics services to customers in the continental U.S. by utilizing our private truck fleet is an important competitive advantage.

Our Broadband segment products are primarily sold directly to cable television system operators. According to the National Cable & Telecommunications Association, the five largest cable television system operators (Comcast Corporation, Time Warner Inc., Charter Communications, Inc., Cox Communications, Inc. and Cablevision Systems Corporation) account for over 75% of the cable television subscribers in the United States. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to our five largest domestic broadband service provider customers represented 17%, 17% and 18% of our net sales during 2006, 2005 and 2004, respectively. No Broadband customer accounted for 10% or more of our net sales during 2006, 2005 or 2004.

Our Enterprise segment products are sold to customers primarily through independent distributors, system integrators and value-added resellers. During 2006, 2005 and 2004, sales of Enterprise products to our top three distributors, system integrators and value-added resellers represented 38%, 42% and 47%, respectively, of our consolidated net sales. During 2006, 2005 and 2004, Anixter International and its affiliates (Anixter) accounted for 29%, 32% and 35%, respectively, of our net sales. No other Enterprise customer accounted for more than 10% of our net sales during 2006, 2005 or 2004. Selling products through distributors has associated risks, including, without limitation, that sales can be negatively affected on a short-term basis as a result of changes in inventory levels maintained by distributors. These inventory changes may be unrelated to the purchasing trends by the ultimate customer.

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

Our Carrier segment products are primarily sold directly to telecommunication service providers or to OEMs that sell equipment to the providers. Our customer service and engineering groups maintain particularly close working relationships with these carrier customers due to the significant amount of design and customization associated with some of these products. Although our Carrier segment sales are concentrated among a limited number of large domestic telecommunication service providers or their OEMs, no Carrier customer accounted for 10% or more of our net sales during 2006, 2005 or 2004.

Our international sales consist primarily of our Enterprise and Broadband segment products. Our primary channels to international markets are through distributors and direct sales to end users and OEMs. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia/Pacific Rim and other regions throughout the world. Our net sales from international operations were $512.2 million, $450.4 million and $373.7 million during 2006, 2005 and 2004, respectively.

Changes in the relative value of currencies may impact our results of operations. We may attempt to limit our exposure to currency fluctuations by matching the currency of expected revenues and costs or engaging in foreign currency hedging transactions. For more information about our foreign currency exposure management, see Note 10 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Patents and Trademarks

We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. As of December 31, 2006, on a worldwide basis, we held over 1,300 patents and pending patent applications. As of December 31, 2006, we also had over 800 registered trademarks and pending trademark applications worldwide. We consider our patents and trademarks to be valuable assets, but no single patent or trademark is material to our operations as a whole. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. We will continue to protect certain key intellectual property rights.

We have entered into cross-licensing arrangements with Furukawa, providing us with access to key technology for communications cables, especially fiber optic cables.

Backlog

At December 31, 2006, 2005 and 2004, we had an order backlog of $88 million, $81 million and $91 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders for products scheduled to be shipped within six months. In some cases, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

Competition

The market for cable products and structured cabling systems is highly competitive and subject to rapid technological change. We encounter competition in substantially all areas of our business and from both international and domestic companies. Our competitors include large, diversified companies, some of which have substantially greater assets and financial resources than we do, as well as medium to small companies. We also face competition from certain smaller companies that have concentrated their efforts in one or more areas of the Enterprise, Broadband or Carrier markets. Some of our representative competitors by segment include: Enterprise—ADC Telecommunications, Inc., Belden CDT, Inc., Corning Incorporated, General Cable Corp., Ortronics, Inc., Nexans SA, Panduit Corp. and Tyco Electronics Corporation; Broadband—Amphenol Corporation, Corning Incorporated and Pirelli & C. SpA; Carrier—Alcatel-Lucent, ADC Telecommunications, Inc., Andrew Corporation, Eupen Cable, Inc. and Emerson Electric Co.

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

Raw Materials

Our manufacturing operations are process oriented and we use significant quantities of various raw materials, including copper, fabricated aluminum, steel, plastics and other polymers, fluoropolymers, bimetals and optical fiber, among others. Fluorinated ethylene propylene is the primary raw material used throughout the industry for producing flame-retarding cables for LAN applications in North America. We use fabricated aluminum, copper and steel in the manufacture of coaxial and twisted pair cables. Portions of these metal materials are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We have adopted a hedging policy pursuant to which we may, from time to time, purchase physical inventory or attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Optical fiber is a primary raw material used for making fiber optic cables.

Our profitability may be materially affected by changes in the market price of our raw materials, most of which are linked to the commodity markets. Prices for copper, aluminum, fluoropolymers and certain other polymers derived from oil and natural gas have increased substantially within the past two years and exhibited greater than normal levels of volatility. As a result, we have increased our prices for certain Enterprise and Broadband segment products and may have to increase prices again in the future. Delays in implementing price increases, failure to achieve market acceptance of future price increases or price reductions in response to a rapid decline in raw material costs could have a material adverse impact on the results of our operations.

Environment

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of hazardous substances, the handling and disposal of solid and hazardous waste, and the investigation and remediation of hazardous substance contamination. Because of the nature of our business, we have incurred, and will continue to incur, costs relating to compliance with these environmental laws and regulations. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations, including those regulating the types of substances allowable in certain of our products, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business. Our Enterprise and Broadband segment cable products are compliant with the European Union Directive on Restriction of Hazardous Substances (RoHS) in electrical and electronic equipment.

Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, current or former owners or operators of a contaminated property, as well as companies that generated, disposed of, or arranged for the disposal of hazardous substances at a contaminated property, can be held jointly and severally liable for the costs of investigation and remediation of the contaminated property, regardless of fault. Certain of our owned facilities are the subject of ongoing investigation and/or remediation of hazardous substance contamination in the soil and/or groundwater. Costs relating to these investigations or remediation activities are being indemnified by prior owners and operators of these facilities. Based on currently available information and the availability of indemnification, we do not believe the costs associated with these contaminated sites will have a material adverse effect on our financial condition or results of operations. However, our present and former facilities have or had been in operation for many years and, over such time, these facilities have used substances or generated and disposed of wastes that are or may be considered hazardous. Therefore, it is possible that environmental liabilities may arise in the future that we cannot now predict.

Employees

As of December 31, 2006, we employed approximately 4,550 people. The majority of our employees are located in the U.S., but we also have employees in numerous foreign countries, including Australia, Belgium, Brazil, China, Ireland, Singapore and The Netherlands.

CSMI has collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW), Locals 1614 and 1974. These collective bargaining agreements govern the pay, benefits and working conditions for approximately 610 production, maintenance and clerical employees represented by the two IBEW Locals. New agreements were ratified by the IBEW Locals during 2006. These agreements became effective on June 1, 2006 and expire on December 31, 2008.

We believe that our relations with our employees and unions are satisfactory.

Available Information

Our web site (www.commscope.com) contains frequently updated information about us and our operations. Our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.commscope.com and clicking on Investors and then clicking on SEC Filings.

SEC Certifications

The certifications by the Chief Executive Officer and Chief Financial Officer of the Company, required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Form 10-K.

New York Stock Exchange Annual CEO Certification

Our common stock is listed on the New York Stock Exchange. In accordance with New York Stock Exchange rules, on June 1, 2006 we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by CommScope of the New York Stock Exchange’s corporate governance listing standards.

ITEM 1A.        RISK FACTORS

The Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws provide a “safe harbor” for forward-looking statements. This Form 10-K, our Annual Report to Stockholders, any Form 10-Q or Form 8-K of ours, or any other oral or written statements made by us or on our behalf, may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not intend, and are not undertaking any duty or obligation, to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

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

Within each of our business segments, a limited number of key customers or distributors account for a substantial portion of our net sales:

Enterprise

We distribute enterprise and certain other products to customers primarily through a large, worldwide network of independent distributors, system integrators and value-added resellers. For the year ended December 31, 2006, sales of such products to the top three distributors, system integrators and value-added resellers represented approximately 38% of our consolidated net sales. In particular, Anixter International Inc. and affiliates accounted for approximately 29% of our consolidated net sales during such period.

Broadband

Although the domestic cable television industry is comprised of thousands of cable systems, a small number of cable television system operators own a majority of cable television systems and account for a majority of the capital expenditures made by cable television system operators. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to our five largest Broadband segment customers represented approximately 17% of our consolidated net sales for the year ended December 31, 2006.

Carrier

Sales of carrier products are concentrated among a limited number of large telecommunication service providers and original equipment manufacturers (OEMs) who supply such telecommunication service providers. Net sales to an OEM, our largest Carrier segment customer, accounted for approximately 7% of our consolidated net sales for the year ended December 31, 2006.

The concentration of our net sales among these key customers or distributors subjects us to a variety of risks that could have a material adverse impact on our net sales and profitability, including, without limitation:

•       loss of one or more of our key customers or distributors, including failure to renegotiate new distributor agreements;

•       financial difficulties experienced by one or more of our key customers or distributors resulting in reduced purchases of our products and/or uncollectible accounts receivable balances;

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

•       changes in the technology deployed by cable television or telecommunication customers could have an adverse impact on our business;

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

In each of our major product groups, we compete with a substantial number of foreign and domestic companies, some of which have greater resources (financial or otherwise) or lower operating costs than we have. The rapid technological changes occurring in the telecommunications industry could lead to the entry of new competitors. Existing competitors’ actions, such as price reductions or introduction of new innovative products, use of Internet auctions by customers or competitors, and new entrants may have a material adverse impact on our sales and profitability. We cannot assure you that we will continue to compete successfully with our existing competitors or that we will be able to compete successfully with new competitors.

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

Many of our markets are characterized by advances in information processing and communications capabilities that require increased transmission speeds and greater capacity, or “bandwidth,” for carrying information. These advances require ongoing improvements in the capabilities of cable and connectivity products. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate these changes. The failure to introduce successful new or enhanced products on a timely and cost-competitive basis or the inability to continue to market existing products on a cost-competitive basis could materially adversely affect our results of operations and financial condition.

Orders received from customers may be cancelled or may result in lower levels of orders in future periods.

The quarterly volume of orders received from customers may be volatile. Orders received from customers may not ultimately result in sales as customers may cancel or modify orders prior to shipment of the goods. In addition, the volume of orders received from one or more customers in one quarter may result in a lower volume of orders from those customers in subsequent quarters.

Our dependence on commodities subjects us to price fluctuations and potential availability constraints which could materially adversely affect our profitability.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets. The principal raw materials we purchase are rods, tapes, tubes and wires made of copper, steel or aluminum; plastics and other polymers; and optical fiber. Fabricated aluminum, copper and steel are used in the production of coaxial and twisted pair cables and polymers are used to insulate and protect cables. Prices for copper, aluminum, steel, fluoropolymers and certain other polymers, derived from oil and natural gas, have increased and experienced greater volatility as a result of increased global demand and supply disruptions. As a result, we have significantly increased our prices for certain products and may have to increase prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of future price increases could have a material adverse impact on our results of operations. In an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our results of operations.

We are dependent on a limited number of key suppliers for certain raw materials.

For certain of our raw material purchases, including fluorinated ethylene propylene (FEP), copper rod, fine aluminum wire, steel wire and optical fiber, we are dependent on key suppliers.

FEP is the primary raw material used throughout the industry for producing flame-retarding cables for LAN applications in North America. There are few worldwide producers of FEP and market supplies have been periodically limited over the past several years. Availability of adequate supplies of FEP will be critical to future LAN cable sales growth in North America. If FEP is not available in adequate quantities on acceptable terms, our results of operations and financial condition could be materially adversely affected.

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

If our products, or components or completed products purchased from our suppliers, experience performance issues, our business will suffer.

Our business depends on delivering products of consistently high quality. To this end, our products, including components and raw materials purchased from our suppliers and completed goods purchased for resale, are rigorously tested for quality both by us and our customers. Nevertheless, our products are highly complex and our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products and components and raw materials purchased from our suppliers may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, recall of some or all affected products, product redesigns or additional capital equipment may be required to correct a defect. In addition, we generally warrant certain products for periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. In particular, we warrant the operation of our SYSTIMAX products for a period of 20 years from installation. In some cases, we indemnify our customers against damages or losses that might arise from certain claims relating to our products. Although historical warranty and indemnity claims have not been significant, we cannot assure you that future claims will not have a material adverse effect on our results of operations and financial position. Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as customer relations problems.

If our integrated global manufacturing operations suffer production or shipping delays, we may experience difficulty in meeting customer demands.

We internally produce a significant portion of certain components used in our finished products, including bimetallic center conductors, braided core and fine aluminum wire, at certain of our domestic and international manufacturing facilities. Disruption of our ability to produce at or distribute from these facilities due to failure of our technology, fire, electrical outage, natural disaster, acts of terrorism, shipping interruptions or some other catastrophic event could materially adversely affect our ability to manufacture products at our other manufacturing facilities in a cost-effective and timely manner.

We periodically realign manufacturing capacity among our global facilities in order to reduce costs by improving manufacturing efficiency and to improve our long-term competitive position. The implementation of these initiatives may include significant shifts of production capacity among facilities.

There are significant risks inherent in the implementation of these initiatives, including, but not limited to, ensuring that: there is adequate production capacity to meet customer demand while capacity is being shifted among facilities; there is no decrease in product quality as a result of shifting capacity; adequate raw material and other service providers are available to meet the needs at the new production locations; equipment can be successfully removed, transported and re-installed; and adequate supervisory, production and support personnel are available to accommodate the shifted production.

In the event that manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs as well as customer relations problems, which could have a material adverse effect on our results of operations.

If we encounter capacity constraints with respect to our internal facilities and/or existing or new contract manufacturers, it could have an adverse impact on our business.

If we do not have sufficient production capacity, either through our internal facilities and/or through independent contract manufacturers, to meet customer demand for our products, we may experience lost sales opportunities and customer relations problems, which could have a material adverse effect on our business.

If contract manufacturers that we rely on to produce products or key components of products encounter production, quality, financial or other difficulties, we may experience difficulty in meeting customer demands.

We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial or other difficulties, we may encounter difficulty in meeting customer demands. Any such difficulties could have an adverse effect on our business and financial results, which could be material.

Our significant international operations present economic, political and other risks.

We have a significant level of international manufacturing operations and international sales. We have manufacturing facilities in Belgium, China, Brazil, Ireland and Australia. For the year ended December 31, 2006, international sales represented approximately 32% of our net sales. Our international sales, manufacturing and distribution operations are subject to the risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates; economic and political destabilization; restrictive actions by foreign governments; nationalizations; the laws and policies of the United States affecting trade, foreign investment and loans; foreign tax laws, including the ability to recover amounts paid as value added taxes; compliance with local laws and regulations; armed conflict; terrorism; shipping interruptions; and major health concerns (such as infectious diseases).

We may not fully realize the anticipated savings from prior restructuring actions and may need to undertake further restructuring actions in the future.

We recognized pretax restructuring charges of $12.6 million during the year ended December 31, 2006. These charges were related to the global manufacturing initiative that commenced in the third quarter of 2005. Implementation of this initiative and the calculation of anticipated benefits was complex and the anticipated benefits may not be fully realized.

In response to general business conditions, the then current level of business and the outlook for future business, we may again need to initiate restructuring actions that could result in workforce reductions and restructuring charges, which could be material.

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

We have significant obligations under our employee benefit plans.

Significant changes to the assets and/or the liabilities related to our employee benefit obligations as a result of changes in actuarial estimates, asset performance or benefit changes, among others, could have a material impact on our financial position and/or results of operations.

In addition, legislative or regulatory changes could require us to fund a material portion of our significant unfunded obligations, which could have a material adverse impact on our financial flexibility.

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

•       integrating management information, inventory, accounting and sales systems; and

•       addressing significant operating losses related to individual facilities or product lines.

We may incur costs and may not be successful in protecting our intellectual property and in defending claims that we are infringing on the intellectual property of others.

We may encounter difficulties, costs or risks in protecting our intellectual property rights or obtaining rights to additional intellectual property to permit us to continue or expand our business. Other companies, including some of our largest competitors, hold intellectual property rights in our industry, and the intellectual property rights of others could inhibit our ability to introduce new products unless we secure licenses on commercially reasonable terms, as such are needed.

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

Although we believe our current cash, cash equivalents and short-term investments as well as future cash from operations and availability under our senior secured revolving credit facility provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our public debt ratings affect our ability to raise capital and the cost of that capital. As of December 31, 2006, our corporate debt rating from Standard & Poor’s is BB. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt or equity capital markets on terms and in amounts that would be satisfactory to us.

If we are unable to obtain capital on commercially reasonable terms, it could:

•       reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

•       restrict our ability to introduce new products or exploit business opportunities;

•       increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate;

•       limit our financial flexibility to finance a full or partial redemption of our $250 million aggregate principal amount of 1% convertible senior subordinated debentures; and

•       place us at a competitive disadvantage.

We may incur additional indebtedness in the future under the revolving facility that is part of our senior secured credit facility, through future debt issuance, through assumption of liabilities in connection with future acquisitions or otherwise.

Our business depends on effective information management systems.

We rely on our enterprise resource planning (ERP) systems to support such critical business operations as processing sales orders and invoicing; inventory control; purchasing and supply chain management; payroll and human resources; and financial reporting. We periodically implement upgrades to such systems or migrate one or more of our affiliates, facilities or operations from one system to another. If we are unable to adequately maintain such systems to support our developing business requirements or effectively manage any upgrade or migration, we could encounter difficulties that could have an adverse impact on our business, internal controls over financial reporting, financial results, or our ability to timely and accurately report such results, which could be material.

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

We may experience significant variability in our quarterly and annual effective tax rate.

For the years ended December 31, 2006, 2005 and 2004, our effective tax rate has ranged from 29.7% to 32.8%. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties and the failure to realize tax benefits related to equity-based compensation, among other matters, may significantly impact our effective income tax rate in the future. A significant increase in our effective income tax rate could have a material impact on our results of operations.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of December 31, 2006, our principal administrative, production, and research and development facilities (including those owned by subsidiaries) were as follows:

Location	Square Feet Size	Use	Segment	Owned or Leased
Hickory, NC(1)	84,000	Corporate Center/Administrative/ Sales/Customer Service	All	Owned
Catawba, NC(1)	1,000,000	Production/Distribution/ Administrative/Engineering	Broadband	Owned
Claremont, NC(1)	587,500	Production/Distribution/ Administrative/Sales/ Engineering	Enterprise	Owned
Conover, NC	89,000	Operations/Storage	Broadband and Enterprise	Leased
Scottsboro, AL(1)(2)	150,000	Vacant	Broadband	Owned
Statesville, NC(1)	315,000	Production/Distribution/ Engineering	Broadband	Owned
Seneffe, Belgium	134,000	Production/Distribution/Sales/ Administrative	Broadband	Owned
Newton, NC(1)	455,000	Production/Distribution/ Administrative/Sales/R&D	Carrier	Owned

Sparks, NV	225,500	Production/Distribution/ Customer Service	Broadband	Leased
Suzhou, China	298,000	Production/Distribution/ Administrative	Broadband	Leased
Jaguariuna, Brazil	221,000	Production/Distribution/ Administrative/Sales	Broadband	Owned
Richardson, TX	125,000	Administrative/R&D	Enterprise and Carrier	Leased
Omaha, NE(1)(3)	1,748,000	Production/Distribution/ Administrative	Enterprise and Carrier	Owned
Bray, Ireland	130,000	Production/Distribution/ Administrative/Sales	Enterprise	Owned
Brisbane, Australia	113,000	Production/Distribution/ Administrative	Enterprise	Leased
Singapore	75,000	Distribution/Administrative/Sales	Enterprise	Leased
Hilversum, The Netherlands	42,500	Distribution	Enterprise	Leased
Miscellaneous International	45,000	Sales/Distribution	Enterprise	Leased

(1)          Our interest in each of these properties is encumbered by a lien securing our senior secured credit facility (see Note 9 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

(2)          As of December 31, 2006, this facility is no longer utilized and is being marketed for sale (see Note 6 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

(3)          Several buildings, comprising approximately 626,000 square feet of this facility, are currently being marketed for sale.

We believe that our facilities and equipment generally are well maintained, in good condition and suitable for our purposes and adequate for our present operations. While we currently have excess manufacturing capacity in certain of our facilities, utilization is subject to change based on customer demand. We can give no assurances that we will not have excess manufacturing capacity or encounter capacity constraints over the long term.

ITEM 3.                LEGAL PROCEEDINGS

We are either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a material adverse effect on our business or financial condition upon their final disposition.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of the Company as of February 23, 2007.

Name and Title	Age	Business Experience
Frank M. Drendel Chairman and Chief Executive Officer	62

Frank M. Drendel has been our Chairman and Chief Executive Officer since July 28, 1997 when we were spun-off (the Spin-off) from General Instrument Corporation (subsequently renamed General Semiconductor, Inc.) and became an independent company. Prior to that time, Mr. Drendel has held various positions with CommScope, Inc. of North Carolina (CommScope NC), our wholly owned subsidiary, since 1971. Mr. Drendel is a director of Sprint Nextel Corporation and the National Cable & Telecommunications Association. Mr. Drendel was inducted into the Cable Television Hall of Fame in 2002.

Brian D. Garrett President and Chief Operating Officer	58

Brian D. Garrett has been President and Chief Operating Officer of CommScope and CommScope NC since October 1997. He was our Executive Vice President, Operations from the Spin-off until October 1997. Prior to that time, Mr. Garrett has held various positions with CommScope NC since 1980.

Jearld L. Leonhardt Executive Vice President and Chief Financial Officer	58

Jearld L. Leonhardt has been our Executive Vice President and Chief Financial Officer since 1999. He served as our Executive Vice President, Finance and Administration from the Spin-off until 1999. Prior to that time, Mr. Leonhardt has held various positions with CommScope NC since 1970.

Randall W. Crenshaw Executive Vice President and General Manager, Enterprise	49

Randall W. Crenshaw has been our Executive Vice President and General Manager, Enterprise, since February 2004. From 2000 to February 2004, he served as Executive Vice President, Procurement, and General Manager, Network Products Group, of CommScope and CommScope NC. Prior to that time, Mr. Crenshaw has held various positions with CommScope NC since 1985.

Marvin S. Edwards, Jr. Executive Vice President, Business Development	58

Marvin S. Edwards, Jr. has been our Executive Vice President—Business Development and Chairman of our wholly owned subsidiary, Connectivity Solutions Manufacturing, Inc. (CSMI), since April 2005. He was previously Acting President of CSMI from October 2004 to April 2005. Between 2001 and 2003, he was President and Chief Executive Officer of OFS Fitel, LLC and OFS BrightWave, LLC, a joint venture between CommScope and The Furukawa Electric Co., Ltd. Mr. Edwards joined CommScope earlier in 2001 as Executive Vice President—Strategic Development and President of the Wireless Products Group. Between 1986 and 2001, he served in various capacities with Alcatel, including President of Alcatel North America Cable Systems and President of Radio Frequency Systems (RFS).

William R. Gooden Senior Vice President and Controller	65	William R. Gooden has been our Senior Vice President and Controller since the Spin-off. Prior to that time, Mr. Gooden has held various positions with CommScope NC since 1978.

Edward A. Hally Executive Vice President and General Manager, Carrier	57

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

James R. Hughes Executive Vice President, Broadband—Sales and Marketing	46

James R. Hughes has been Executive Vice President, Broadband—Sales and Marketing of CommScope and CommScope NC since January 1, 2005. From 1997 until 2005, he was Senior Vice President, North American Broadband Sales and Marketing of CommScope NC. Prior to joining CommScope in 1995, Mr. Hughes held various positions with Belden Wire & Cable from 1983 to 1995.

Christopher A. Story Executive Vice President, Broadband—Operations	47

Christopher A. Story has been Executive Vice President, Broadband—Operations of CommScope and CommScope NC since 2000. Prior to that time, Mr. Story has held various positions with CommScope NC since 1989.

Frank B. Wyatt, II Senior Vice President, General Counsel and Secretary	44

Frank B. Wyatt, II has been Senior Vice President, General Counsel and Secretary of CommScope since 2000. Prior to joining CommScope NC as General Counsel and Secretary in 1996, Mr. Wyatt was an attorney in private practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird LLP). Mr. Wyatt is CommScope’s Corporate Compliance and Ethics Officer.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol CTV. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

	Common Stock Price Range
	High	Low
2005
First Quarter	$19.23	$13.98
Second Quarter	$18.17	$13.83
Third Quarter	$19.73	$16.87
Fourth Quarter	$21.13	$16.38
2006
First Quarter	$29.42	$19.95
Second Quarter	$33.72	$25.92
Third Quarter	$33.67	$25.74
Fourth Quarter	$35.91	$29.25

As of February 14, 2007, the approximate number of registered stockholders of record of our common stock was 503.

We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Certain of our debt agreements contain limits on our ability to pay cash dividends on our common stock.

PERFORMANCE GRAPH

The following graph compares cumulative total return on $100 invested on December 31, 2001 in each of CommScope’s Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Standard & Poor’s MidCap 400 Communications Equipment Index (S&P 400 Communications Equipment) (formerly the Standard & Poor’s MidCap 400 Telecommunications Equipment Index). The return of the Standard & Poor’s indices is calculated assuming reinvestment of dividends. The Company has not paid any dividends. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	Base Period	Indexed Returns
	December 31,	Years Ending December 31,
Company/Index	2001	2002	2003	2004	2005	2006
CommScope, Inc.	100	37.14	76.77	88.86	94.64	143.30
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P 400 Communications Equipment	100	54.26	90.27	84.08	79.24	88.24

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

Five-Year Summary of Selected Financial Data
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Results of Operations:
Net sales	$1,623,946	$1,337,165	$1,152,696	$573,260	$598,467
Gross profit	444,085	344,475	254,815	114,640	120,555
Impairment charges	—	—	—	31,728	25,096
Restructuring costs	12,578	38,558	14,243	—	—
Operating income (loss)	158,584	74,862	5,906	(8,954)	(15,410)
Loss on early extinguishment of debt	—	—	5,029	—	—
Equity in losses of OFS BrightWave, LLC	—	—	(1,393)	(61,745)	(53,722)
Gain on sale of OFS BrightWave, LLC	—	—	76,437	—	—
Gain on OFS BrightWave, LLC note receivable	18,625	—	—	—	—
Net income (loss)	130,133	49,978	75,755	(70,560)	(67,152)
Net Income (Loss) Per Share Information:
Weighted average number of shares outstanding:
Basic	58,524	54,828	57,353	59,231	61,171
Assuming dilution	72,266	67,385	67,685	59,231	61,171
Net income (loss) per share:
Basic	$2.22	$0.91	$1.32	$(1.19)	$(1.10)
Assuming dilution	$1.84	$0.78	$1.15	$(1.19)	$(1.10)
Other Information:
Net cash provided by operating activities	$118,824	$86,255	$108,348	$91,444	$103,825
Depreciation and amortization	55,557	60,166	60,534	34,162	36,916
Additions to property, plant and equipment	31,552	19,943	13,211	5,322	22,616

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$276,042	$146,549	$99,631	$110,358	$30,017
Short-term investments	151,868	102,101	77,620	95,680	90,085
Property, plant and equipment, net	242,012	252,877	311,453	176,290	229,515
Total assets	1,302,473	1,102,181	1,030,579	739,781	772,668
Working capital	624,557	412,320	291,420	280,636	213,971
Long-term debt, including current maturities	284,100	297,300	310,300	183,300	183,300
Stockholders’ equity	739,104	522,025	449,463	455,706	517,535

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

OVERVIEW

CommScope, Inc. is a world leader in infrastructure solutions for communications networks. Our highly-engineered cable and connectivity solutions enable a host of information-rich and interactive services that are delivered to the home, office and mobile devices. We focus on the “last mile” in communications networks, which is the distribution access, or final link to the customer. We are a global leader in structured cabling for business enterprise applications and in broadband coaxial cables for the cable television industry. We are an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications.

Net sales for 2006 increased by $286.8 million or 21.4% to $1,623.9 million as compared to 2005 due to strong sales growth within each of our operating segments. The strong sales growth was primarily attributable to price increases, increases in sales volumes of existing products and new product introductions. The sales growth was realized both domestically as well as in most international regions. Operating income for 2006 increased to $158.6 million from $74.9 million in 2005, primarily due to an increase in gross margin to 27.3% during 2006 compared with 25.8% during 2005 and a $26.0 million reduction in restructuring costs incurred. Operating income for 2005 was favorably impacted by a $13.2 million recovery of accounts receivable that had previously been written-off. Net income increased to $130.1 million for 2006 compared to $50.0 reported for 2005, reflecting the improved operating income results, an $18.6 million gain realized during 2006 on a note receivable from OFS BrightWave and a $7.0 million pretax improvement in net interest income.

During the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the primary source of revenue from our Enterprise segment was sales of structured cabling solutions to large, multinational companies, primarily through a global network of distributors, system integrators and value-added resellers. The segment also includes coaxial cable for various video and data applications, other than cable television. Demand for Enterprise segment products depends primarily on information technology spending by enterprises, such as communications projects in new buildings or campuses, building expansions or upgrades of network systems within buildings, campuses or data centers. The primary source of revenue for our Broadband segment was product sales to cable television system operators. Demand for our Broadband segment products depends primarily on capital spending by cable television system operators for maintaining, constructing and rebuilding or upgrading their systems. The primary source of revenue for our Carrier segment was sales of secure environmental enclosures for electronic devices and equipment. These products are used by wireline and wireless telecommunication service providers (carriers) and may be sold directly to the carriers or to original equipment manufacturers (OEMs) providing equipment to such carriers. The Carrier segment also derives revenue from the sale of cables and components used by wireless providers to connect antennae to transmitters. Demand for Carrier segment products depends primarily on capital spending by carriers to expand their distribution networks or increase the capacity of their networks.

Our future financial condition and performance will be largely dependent upon 1) global spending by business enterprises on information technology; 2) investment by telecommunication companies in the communications infrastructure; 3) overall global business conditions; 4) our ability to manage costs successfully among our global operations; and 5) the other factors set forth in Item 1A of this Form 10-K. Our profitability is also affected by the mix and volume of sales among our various product groups and between domestic and international customers and competitive pricing pressures. We have experienced significant increases and greater volatility in raw material prices during the past several years as a result of increased global demand and supply disruptions. We attempt to mitigate the risk of increases in raw material price volatility through effective requirements planning, working closely with key suppliers to obtain the best possible pricing and delivery terms and implementing price increases. Delays in implementing price increases, failure to achieve market acceptance of future price increases, or price reductions in response to a rapid decline in raw material costs could have a material adverse impact on the results of our operations.

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

Reserves for Sales Returns, Discounts, Allowances, Rebates and Distributor Price Protection Programs—We record estimated reductions to revenue for potential sales returns as well as customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, declining market conditions could result in increased sales returns and allowances and potential distributor price protection incentives, resulting in future reductions to revenue.

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

Equity-Based Compensation—As of January 1, 2006 we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” and therefore recognize the estimated fair value of stock options and other equity-based instruments as an expense over the requisite service period. We use the Black-Scholes valuation method to estimate the fair value of options granted to employees or directors. Numerous assumptions are required to estimate the fair value of options granted and the expense to be recognized, including but not limited to stock price volatility, risk-free interest rates, expected dividend rates, option exercise rates and forfeiture rates. Management believes that the valuation approach and assumptions utilized are reasonable. Use of a different valuation methodology or assumptions could produce a materially different result.

Tax Valuation Allowances—We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of deferred tax valuation allowances. If we determine that we will not be able to realize all or part of a deferred tax asset in the future, an increase to an income tax asset valuation allowance would be charged to earnings in the period such determination was made. We also establish allowances for value added and similar tax recoverables when it is considered probable that those assets are not collectible. Changes in the probability of recovery or in the estimates of the amount recoverable are recognized in the period such determination is made and may be material to earnings.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 WITH THE YEAR ENDED DECEMBER 31, 2005

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,623.9	100.0%	$1,337.2	100.0%	$286.7	21.4%
Gross profit	444.1	27.3	344.5	25.8	99.6	28.9
SG&A expense	240.0	14.8	199.7	14.9	40.3	20.2
R&D expense	32.9	2.0	31.3	2.3	1.6	4.9
Restructuring costs	12.6	0.8	38.6	2.9	(26.0)	(67.4)
Net gain on OFS BrightWave note receivable, net of tax	18.6	1.1	—	—	18.6	100.0
Net income	130.1	8.0	50.0	3.7	80.1	160.4
Net income per diluted share	1.84		0.78

Net sales

Consolidated net sales increased during 2006 primarily due to higher prices for Enterprise and Broadband segment products in response to higher raw material costs, increased domestic sales of ICS products and sales growth in the Enterprise and Broadband segments. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

Gross profit for 2006 increased by $99.6 million to $444.1 million and 2006 gross profit margin increased to 27.3% compared to 25.8% for 2005. These improvements reflect the impact of price increases implemented in response to increases in raw material costs, changes in the mix of products sold, increased sales volume and cost reductions, including those resulting from the global manufacturing initiatives begun during the third quarter of 2005 (see Restructuring Costs below).

Increased prices and greater volatility in the cost of raw materials, such as copper, aluminum, steel and plastics and other polymers increased cost of sales. As a result of these higher costs, we implemented price increases for certain products during 2005 and 2006, which substantially offset the impact of higher raw material prices on gross margin.

We expect gross profit and gross profit margin to improve in 2007, largely as a result of higher sales volume and additional cost savings from the global manufacturing initiatives. However, changes in pricing in response to volatility in raw material costs may reduce gross profit and gross profit margin if we delay implementing price increases, are unable to achieve market acceptance of future price increases or implement price reductions in response to a rapid decline in raw material prices.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expenses increased by $40.3 million to $240.0 million during 2006 and decreased modestly as a percentage of net sales to 14.8% during 2006 compared to 14.9% during 2005. The increase in SG&A is largely attributable to higher selling expenses directly related to the increase in sales and somewhat attributable to a $13.2 million benefit recognized in 2005 related to recovery of accounts receivable from Adelphia that had been written off in 2002. See Note 7 in the Notes to the Consolidated Financial Statements in this Form 10-K for additional discussion of this recovery. Also contributing to the increase in SG&A were $2.9 million of equity-based compensation expense recognized as a result of implementing SFAS No. 123(R), “Share-Based Payment,” during 2006 and $1.3 million of costs incurred in connection with the proposed acquisition of Andrew Corporation. Excluding the impact of the Adelphia recovery, SG&A as a percentage of net sales was 15.9% for 2005. The reduction in SG&A as a percentage of sales from this adjusted 2005 percentage reflects the impact of increased sales prices and higher sales volumes in 2006 as well as the benefit from cost reduction initiatives.

Research and development

R&D expense increased by $1.6 million to $32.9 million during 2006 primarily related to developing new products and modifying existing products to better serve our customers. R&D expenses are primarily incurred in the Enterprise and Carrier segments.

Restructuring Costs

We recognized $12.6 million of pretax restructuring charges during 2006, compared to $38.6 million recognized during 2005. The 2006 charges relate to the global manufacturing initiatives adopted in August 2005 and the 2005 charges included $34.5 million related to the global manufacturing initiatives and $4.1 million related to completing the organizational and cost reduction initiatives begun in 2004 at CSMI, the Company’s wholly owned subsidiary.

The objectives of the global manufacturing initiatives are to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among our global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006.

Charges incurred during 2006 for the global manufacturing initiatives included $5.2 million for employee-related costs and $7.9 million for equipment relocation costs, partially offset by a $0.5 million net asset impairment gain primarily related to the sale of previously impaired assets. The employee-related costs include accruals for severance and related fringe benefits and are accrued ratably over the period employees are obligated to provide services in order to receive benefits. Additional pretax employee-related charges of up to $0.1 million are expected to be recognized in 2007 to complete the global manufacturing initiatives.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred and additional costs of approximately $1.0 million are expected to be recognized in 2007 to complete the global manufacturing initiatives.

The net asset impairment gain recognized during 2006 reflects primarily a gain of $1.6 million from the sale of production equipment that had been impaired during 2005 and an impairment charge of $1.1 million relating to land at the Omaha facility that is being marketed for sale and for certain assets from the Scottsboro, Alabama facility that were abandoned.

Charges incurred during 2005 related to the global manufacturing initiatives included $18.0 million for employee-related costs (including $10.0 million of curtailment and special termination benefits relating from an early retirement offer), $2.4 million for equipment relocation costs and $14.1 million for asset impairment charges. The asset impairment charges related to production equipment that was identified as excess, pending consolidation of certain production operations in other facilities.

As a result of restructuring actions, there is significant unutilized space in our Omaha facility as well as the unutilized Scottsboro, Alabama facility. We are currently attempting to sell all of this unutilized space. As of December 31, 2006, assets with a net book value of $15.8 million, which are classified as property, plant and equipment, are being marketed for sale. Additional charges, which are not expected to be material, may be incurred in completing this process.

Net interest income (expense)

Net interest income during 2006 was $3.8 million, compared to net interest expense of $3.3 million during 2005. This improvement is primarily due to higher interest income from the significantly higher balances of invested cash, cash equivalents and short-term investments during 2006. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, was 2.68% as of December 31, 2006, compared to 2.74% as of December 31, 2005. The average interest rate on outstanding borrowing was essentially unchanged due to the reduction in the balance of our senior term note due to principal payments, offset by increases in the rate on the note due to increases in short-term interest rates.

Income taxes

Our effective income tax rate was 32.7% for 2006 (31.9% excluding the impact of the gain on the OFS BrightWave note receivable), compared to 29.7% for 2005. Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%. The modestly higher effective tax rate for 2006 reflects changes in the mix of our taxable earnings between domestic and foreign operations and the impact of not recognizing tax benefits of operating losses in certain of our foreign operations. Our 2005 tax provision included the establishment of a $2.3 million valuation allowance related to deferred tax assets arising from net operating losses from one of our foreign subsidiaries and $2.3 million related to establishing tax reserves for various prior year state income tax matters arising from tax audits, which were substantially offset by the release of $4.2 million of previously established valuation allowances related to state net operating loss and tax credit carryforwards.

OFS BrightWave, LLC

In June 2006, the Company agreed to accept and received $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave under a $30 million note receivable. The note had originally been entered into in 2001 in conjunction with the Company’s initial acquisition of an equity interest in OFS BrightWave. The carrying value of the note receivable had been written down to zero through recording CommScope’s equity in OFS BrightWave losses and as a result of the 2004 transaction in which the Company’s interest in OFS BrightWave was reduced to zero.

The repayment of the note receivable resulted in a $29.8 million pretax gain ($18.6 million after tax or $0.26 per diluted share).

Segment Results

	2006		2005
		% of Net		% of Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$802.3	49.4%	$662.5	49.5%	$139.8	21.1%
Broadband	550.2	33.9	459.6	34.4	90.6	19.7
Carrier	273.1	16.8	217.4	16.3	55.7	25.6
Inter-segment eliminations	(1.7)	(0.1)	(2.3)	(0.2)	0.6
Consolidated net sales	$1,623.9	100.0%	$1,337.2	100.0%	$286.7	21.4%
Total domestic sales	$1,111.7	68.5%	$886.8	66.3%	$224.9	25.4%
Total international sales	512.2	31.5	450.4	33.7	61.8	13.7
Total worldwide sales	$1,623.9	100.0%	$1,337.2	100.0%	$286.7	21.4%
Operating income by segment:
Enterprise	$95.9	12.0%	$34.1	5.1%	$61.8	181.2%
Broadband	34.3	6.2	47.8	10.4	(13.5)	(28.2)
Carrier	28.4	10.4	(7.0)	(3.2)	35.4
Consolidated operating income	$158.6	9.8%	$74.9	5.6%	$83.7	111.8%

Enterprise Segment

The increase in net sales of Enterprise segment products was primarily due to higher prices, increased sales volumes of existing products, changes in product mix and sales of new products. The higher prices were implemented in response to significant increases in the cost of raw materials, particularly metals, plastics and other polymers. Sales volumes increased in every region, with particular strength in North America, Central and Latin America and Europe/Middle East/Africa.

We anticipate that sales volumes will continue to increase during 2007 as business enterprises continue to invest in higher capacity infrastructure solutions to support the demand for greater bandwidth.

The increase in operating income is attributable in large part to lower restructuring costs in 2006 ($8.6 million in 2006 compared to $33.9 million in 2005) as the global manufacturing initiatives were substantially concluded, higher sales volume and selling prices, shifts in the mix of products sold towards products with higher profit margins and the impact of cost reduction efforts, including those realized from the global manufacturing initiatives.

Broadband Segment

The increase in net sales of Broadband segment products was primarily due to higher prices, the increased sales volumes of existing products and the sales from the MC2 product line that was acquired in March 2006. The higher prices were implemented in response to significant increases in the cost of raw materials, particularly metals, plastics and other polymers. Sales volumes increased in all regions with particular strength in North America, Central and Latin America and Europe/Middle East/Africa. Domestic sales increases generally result from continued infrastructure needs of our large cable television system operators and international increases generally result from new projects and ongoing system maintenance.

We anticipate modest sales growth during 2007 as domestic cable television system operators continue to maintain their networks, expand product offerings and compete with telephone companies for residential and commercial customers.

The $13.5 million decrease in 2006 operating income was due primarily to the $13.2 million benefit recognized in 2005 related to the recovery of the accounts receivable from Adelphia that had been written off in 2002. Operating income in 2006 was favorably impacted by higher sales volumes and savings realized from the global manufacturing initiatives and negatively impacted by a provision of $4.7 million included in cost of goods sold related to the portion of value added taxes receivable at our Brazilian subsidiary that are not believed to be recoverable and by higher restructuring costs ($3.2 in 2006 compared to $0.7 million in 2005) as the global manufacturing initiatives were largely implemented during 2006.

Carrier Segment

The increase in net sales of Carrier segment products was due to significantly higher sales volume of Integrated Cabinet Solutions (ICS) products. The rapid growth of the ICS business reflects the demand from DSL and FTTN deployments by telephone companies to support video and high-speed data services. Net sales of wireless products was essentially unchanged between years and net sales of ExchangeMAX products decreased modestly as a result of our decision during 2005 to exit the twisted pair central office cable products business.

We expect continued sales growth of our ICS products as telephone companies continue to deploy DSL and other services in order to compete with cable companies and other telecommunication service providers.

Operating income improved by $35.4 million largely as a result of the higher sales volume of ICS products and the benefit of cost reduction efforts, including the global manufacturing initiatives. Operating income was also favorably impacted by lower restructuring costs ($0.8 million in 2006 compared to $3.9 million in 2005).

2007 Outlook

We are encouraged by the global outlook for our products. We believe market conditions for the Enterprise and Broadband segments should support revenue growth in 2007 from increases in global sales volume. Pricing actions in response to volatility in the cost of raw materials such as copper, aluminum and plastics could have a significant impact on our sales. Carrier segment sales are expected to continue to grow as certain wireline and wireless operators upgrade their communications networks. We are dependent upon continued spending for maintenance of existing infrastructure and ongoing capital investment by our customers in each segment in order to achieve an increase in sales.

We expect operating income to increase during 2007, primarily due to higher sales volumes, shifts of the mix of products sold to higher margin products and realizing the benefits of cost reduction initiatives implemented during 2006. Volatile raw materials costs continue to pose a risk to achieving operating margin targets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 WITH THE YEAR ENDED DECEMBER 31, 2004

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,337.2	100.0%	$1,152.7	100.0%	$184.5	16.0%
Gross profit	344.5	25.8	254.8	22.1	89.7	35.2
SG&A expense	199.7	14.9	193.1	16.8	6.6	3.4
R&D expense	31.3	2.3	29.3	2.5	2.0	6.8
In-process research and development charges	—	—	4.0	0.3	(4.0)	(100.0)
Acquisition-related transition and startup costs	—	—	8.3	0.7	(8.3)	(100.0)
Restructuring costs	38.6	2.9	14.2	1.2	24.4	171.8
Equity in losses of OFS BrightWave, LLC, net of tax	—	—	1.4	0.1	(1.4)	(100.0)
Net gain on OFS BrightWave transaction, net of tax	—	—	76.4	6.6	(76.4)	(100.0)
Net income	50.0	3.7	75.8	6.6	(25.8)	(34.0)
Net income per diluted share	0.78		1.15

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

Selling, general and administrative expense

Selling, general and administrative (SG&A) expenses increased by $6.6 million to $199.7 million during 2005 and decreased as a percentage of net sales to 14.9% during 2005 compared to 16.8% during 2004. The increase in SG&A is net of a $13.2 million benefit related to recovery of accounts receivable from Adelphia that had been written off in 2002. See Note 7 in the Notes to the Consolidated Financial Statements in this Form 10-K for additional discussion of this recovery. Excluding the impact of the Adelphia recovery, SG&A as a percentage of net sales was 15.9% for 2005. This adjusted percentage is lower than that for 2004 reflecting the impact of cost reduction initiatives and the absence of various costs incurred in 2004 associated with the acquisition of Connectivity Solutions.

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

Restructuring Costs

We recognized $38.6 million of pretax restructuring charges during 2005, compared to $14.2 million recognized during 2004. The 2005 charges included $34.5 million related to global manufacturing initiatives adopted by the Board of Directors in August 2005 and $4.1 million related to completing the organizational and cost reduction initiatives begun in 2004 at CSMI.

The objectives of the global manufacturing initiatives are to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among our global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006.

Charges incurred during 2005 for the global manufacturing initiatives included $18.0 million for employee-related costs, $2.4 million for equipment relocation costs and $14.1 million for asset impairment charges. The employee-related costs include accruals for severance and related fringe benefits of $8.0 million and $10.0 million related to pension and other postemployment benefit curtailment and special termination benefit costs resulting from an early retirement offer made available to and accepted by certain employees. Severance and related fringe benefits are accrued ratably over the period employees are obligated to provide services in order to receive benefits. Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred.

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

As a result of this transaction, we no longer own any equity interest in OFS BrightWave. However, we maintained our strategic relationship with Furukawa by entering into a four-year optical fiber supply agreement with OFS Fitel, LLC (Fitel), a wholly owned subsidiary of Furukawa, replacing the existing supply agreement with Fitel that was scheduled to expire in November 2004. Through this supply agreement, we continue to have access to a broad array of technologically advanced optical fibers. We also have a cross license arrangement with a subsidiary of Furukawa for key intellectual property.

The OFS BrightWave transaction resulted in a net pretax gain of $121.3 million ($76.4 million net of tax or $1.13 per diluted share) during 2004. This gain represents (1) the fair value of the common stock received by us in exchange for the transfer of our ownership interest in OFS BrightWave to Furukawa, plus (2) the realized gain from our cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive loss, less (3) an $11 million impairment charge related to fully impairing a $30 million note receivable from OFS BrightWave. This transaction did not affect our right to receive full payment from OFS BrightWave under the $30 million note due in November 2006, based on its original terms. We continued to receive quarterly interest payments in accordance with the terms of the note while it was outstanding.

Our share of the losses of OFS BrightWave for the period from January 1, 2004 through June 14, 2004 was $2.3 million, pretax. We realized a tax benefit related to our share of the losses of $0.8 million in 2004.

Segment Results

Below is a summary that reflects our actual net sales by segment for the years ended December 31, 2005 and 2004. The net sales for the year ended December 31, 2004 incorporate the Connectivity Solutions net sales for the eleven-month period from February 1, 2004 through December 31, 2004.

	2005		2004
		% of Net		% of Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$662.5	49.5%	$588.0	51.0%	$74.5	12.7%
Broadband	459.6	34.4	422.8	36.7	36.8	8.7
Carrier	217.4	16.3	143.5	12.4	73.9	51.5
Inter-segment eliminations	(2.3)	(0.2)	(1.6)	(0.1)	(0.7)
Consolidated net sales	$1,337.2	100.0%	$1,152.7	100.0%	$184.5	16.0%
Total domestic sales	$886.8	66.3%	$779.0	67.6%	$107.8	13.8%
Total international sales	450.4	33.7	373.7	32.4	76.7	20.5
Total worldwide sales	$1,337.2	100.0%	$1,152.7	100.0%	$184.5	16.0%
Operating income (loss) by segment:
Enterprise	$34.1	5.1%	$22.3	3.8%	$11.8	52.9%
Broadband	47.8	10.4	29.2	6.9	18.6	63.7
Carrier	(7.0)		(45.6)		38.6
Consolidated operating income	$74.9	5.6%	$5.9	0.5%	$69.0	1,169.5%

Enterprise Segment

The increase in net sales of Enterprise segment products was primarily driven by improved international project business and the positive impact of price increases for certain products. We announced price increases for certain Enterprise segment products during 2004 as a result of significant increases in the cost of certain raw materials and further increased prices in 2005 in response to continued raw material cost increases. In addition, the 2004 launch of our Uniprise brand contributed to the increase in net sales. Domestic net sales volume of Enterprise segment products in 2005 was modestly lower than 2004, reflecting some limited customer acceptance of price increases. During 2004, SYSTIMAX sales volume was negatively impacted by an effort to reduce external inventory balances held by distributors to a more appropriate level. Had we acquired Connectivity Solutions on January 1, 2004, net sales in the Enterprise segment for 2004 would have been $14.4 million higher than reported in the table above.

The increase in operating income reflects the improvement in gross margin, which resulted from price increases, changes in the mix of products sold and cost reductions. The gross margin improvement was also impacted by the purchase accounting adjustments recorded in 2004 to write-up the acquired Connectivity Solutions inventory to the estimated fair value as of the acquisition date. The write-up had the effect of lowering gross margin and operating income in 2004 as the acquired inventory was sold.

Operating income in 2004 was also impacted by $5.9 million of acquisition-related transition and startup costs and $4.0 million of in-process research and development charges that were written-off in accordance with purchase accounting rules.

Operating income in 2005 was adversely impacted by higher restructuring costs than 2004 ($33.9 million in 2005 compared to $8.7 million in 2004). These higher costs in 2005 were primarily related to the global manufacturing initiatives begun during 2005 (see Note 6 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

Broadband Segment

The increase in net sales of Broadband segment products for 2005 primarily resulted from the positive impact of price increases for certain products. Sales were also positively affected by expansion of international cable networks and the rebuilding of infrastructure damaged by the Gulf Coast hurricanes in the United States.

The increase in operating income is largely attributable to the $13.2 million benefit recognized in 2005 related to recovery of accounts receivable from Adelphia that had been written-off in 2002. See Note 7 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional discussion of this recovery. The balance of the increase in operating income is due to price increases and changes in the mix of products sold.

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

Sales of ExchangeMAX products decreased in 2005 due largely to weak demand for central office telecommunications equipment. We have decided to exit the ExchangeMAX twisted pair central office cable business which had net sales of approximately $10 million during 2005. We are retaining the ExchangeMAX apparatus business.

Had we acquired Connectivity Solutions on January 1, 2004, net sales in the Carrier segment for 2004 would have been $11.3 million higher than reported in the table above.

The improvement in operating income was primarily attributable to the significant increase in sales and benefits realized from cost reduction efforts begun during 2004. Also contributing to the improvement was the impact of lower restructuring costs ($3.9 million during 2005 compared to $5.6 million during 2004) and $2.4 million of acquisition-related transition and startup costs incurred during 2004.

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

	2006	2005	Dollar Change	% Change
Cash, cash equivalents and short-term investments	$427.9	$248.7	$179.2	72.1%
Net cash provided by operating activities	118.8	86.3	32.5	37.7
Working capital excluding cash, cash equivalents and short-term investments and current portion of long-term debt	209.6	176.7	32.9	18.6
Capital expenditures	31.6	19.9	11.7	58.8
Long-term debt, including current portion	284.1	297.3	(13.2)	(4.4)
Book capital structure	1,023.2	819.3	203.9	24.9
Long-term debt as a percentage of book capital structure	27.8%	36.3%

The increase in cash, cash equivalents and short-term investments as of December 31, 2006 was primarily the result of cash flow from operations. The increase also reflects proceeds from the exercise of stock options and repayment of the OFS BrightWave note receivable, offset by net capital expenditures, the acquisition of the MC2 product line and principal repayments on our long-term debt.

The increase in working capital excluding cash, cash equivalents and short-term investments was primarily driven by an increase in accounts receivable attributable to higher sales volumes and higher inventory balances resulting from higher sales volumes and increased raw materials costs.

Our long-term debt as a percent of book capital structure decreased during 2006 primarily due to the increase in book capital from net earnings and issuance of common stock as a result of stock option exercises and the decrease in long-term debt of $13.2 million as a result of principal repayments.

Operating Activities

Net cash provided by operating activities increased year over year primarily due to higher operating income, which was somewhat offset by the increase in accounts receivable resulting from higher sales volumes and higher inventory levels due to increased raw material costs. We expect to generate increased net cash from operations during 2007 primarily due to improved margins from sales of certain product groups and the impact of our cost reduction efforts.

Investing Activities

Our investment in property, plant and equipment was higher during 2006 primarily due to capital spending related to cost reduction efforts and additional production capability in Asia, including completing the expansion of our manufacturing facility in Suzhou, China. We realized net cash proceeds of $10.2 million from the sale of a building and land in Omaha that was no longer being utilized. As of December 31, 2006, we have land and buildings with a net carrying value of $15.8 million that are no longer being utilized that we are attempting to sell. We expect total capital expenditures during 2007 to remain at a level below consolidated depreciation and amortization expense.

Financing Activities

As of December 31, 2006 the balance outstanding under the term loan portion of our senior secured credit facility was $23.3 million and is required to be repaid by us in consecutive quarterly installments of $3.25 million with a final payment of all outstanding principal and interest on December 31, 2008. We had availability under the revolving credit portion of the facility of $84 million and had no outstanding borrowings under this facility as of December 31, 2006. Our ability to borrow under this revolving credit facility depends on the amount of our borrowing base, which is determined as specified percentages of our eligible receivables and inventory, reduced for certain reserves and the total amount of letters of credit issued under the credit facility. We believe we were in compliance with all of our covenants under this senior secured credit facility as of December 31, 2006. See Note 9 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional discussion of the terms of this senior secured credit facility.

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

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service and employee benefit obligations. We currently do not anticipate making any voluntary contributions to our defined benefit pension plans during 2007. Funding requirements for these employee benefit liabilities are expected to be met with cash flows from future operations and new funding requirements under the Pension Protection Act of 2006 are not expected to have a significant impact on our liquidity or cash flow from operations.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2006 (in millions):

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt, including current maturities(a)	$284.1	$13.0	$10.3	$—	$260.8
Interest on long-term debt(a)(b)	49.4	4.3	6.5	6.2	32.4
Operating leases	47.6	9.8	15.7	9.5	12.6
Purchase obligations(c)	15.3	15.3	—	—	—
Pension and postretirement benefit liabilities(d)	45.8	3.4	8.0	8.7	25.7
Foreign currency derivative(e)	7.7	0.4	7.3	—	—
Total contractual obligations	$449.9	$46.2	$47.8	$24.4	$331.5

(a)           No prepayment, redemption or conversion of any of our long-term debt balances has been assumed. Refer to Note 9 to the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding the terms of our long-term debt agreements.

(b)          Interest on variable rate debt is estimated based upon rates in effect as of December 31, 2006.

(c)           Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.

(d)          Amounts reflect expected payments under the postretirement benefit plans through 2016 (see Note 11 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K). As there is no contractual obligation to make pension contributions, no amounts have been reflected above.

(e)           Estimated payments are based on exchange rates in effect as of December 31, 2006.

EFFECTS OF INFLATION AND CHANGING PRICES

We continually attempt to minimize any effect of inflation on earnings by controlling our operating costs and selling prices. The principal raw materials purchased by us (copper, fabricated aluminum, steel, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as they are influenced by commodity markets. Prices for copper, fluoropolymers and certain other polymers derived from oil and natural gas have increased substantially and become highly volatile over the last several years. As a result, we have significantly increased our prices for certain products and may have to increase prices again in the future. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales volume or must implement price reductions in response to a rapid decline in raw material costs, these cost changes could have a material impact on the results of our operations.

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

NEWLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation establishes a two-step approach for the recognition and measurement of tax benefits arising from uncertainties about whether a tax position taken or expected to be taken in a tax return will ultimately be sustained. Only those positions that are considered more likely than not to be sustained, based on their technical merits, may be recognized. The amount recognized is the largest tax benefit that is at least 50% likely to be realized. We are required to apply the provisions of the Interpretation as of January 1, 2007 and recognize the initial impact as an adjustment to opening retained earnings. We have not determined the impact of adopting the Interpretation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires that the underfunded or overfunded position of defined benefit plans be fully recognized as a liability or asset on the balance sheet of the sponsor. SFAS No. 158 does not change how the expense related to such plans is determined. Our accrued benefit liability was adjusted as of December 31, 2006 to fully recognize the underfunded portion of our plans as a result of implementing SFAS No. 158 (see Note 11 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K). The provisions of SFAS No. 158 requiring that plan assets and obligations be measured as of the year-end balance sheet date are not required to be adopted until December 31, 2008, though earlier adoption is permitted. We do not expect that there will be a material impact on results of operations or financial position from applying the provisions to be adopted by 2008.

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

Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as copper, fabricated aluminum, steel, plastics and other polymers, bimetals and optical fiber, are subject to changes in market price as they are influenced by commodity markets. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. However, increases in the prices of certain commodity products have resulted in, and may continue to result in, higher overall production costs.

Approximately 32% and 34% of our 2006 and 2005 net sales, respectively, were to customers located outside the U.S. Although we primarily bill customers in foreign countries in U.S. dollars, a portion of our sales are denominated in currencies other than the U.S. dollar, particularly sales from some of our foreign subsidiaries. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. At December 31, 2006, we were continuing to evaluate alternatives to help us reasonably manage the market risk related to foreign currency exposures. In addition, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks.

As of December 31, 2006, the only derivative financial instrument outstanding was a cross currency rate and forward foreign exchange swap agreement, which hedges a portion of our net investment in our Belgian subsidiary and a portion of our other euro-denominated asset exposure. Settlement of the fair value of this hedging instrument as of December 31, 2006 and 2005 would have resulted in a loss of approximately $5.2 million and $4.3 million, respectively, net of tax. The portion of these unrealized losses that relates to the hedge of our Belgian subsidiary is included in accumulated other comprehensive income (loss) while the remainder of the unrealized loss is recognized in earnings.

Our non-derivative financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables and debt instruments. At December 31, 2006 and 2005, the carrying values of each of the financial instruments recorded on our balance sheet were considered representative of their respective fair values due to their variable interest rates and/or short terms to maturity, with the exception of our 1% convertible debentures, which were recorded in the financial statements at $250.0 million and had a fair value of $370.3 million at December 31, 2006. Fair value of our debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of arrangements, or quoted market prices whenever available.

The following tables summarize our market risks associated with long-term debt and foreign currency exposure as of December 31, 2006 and 2005. The tables present principal, interest and net settlement cash outflows and related interest rates by year of maturity. Variable interest rates and foreign currency exchange rates for each year represent the rate effective for the related loan or derivative instrument as of the date of the table. The tables assume payments will be made in accordance with due dates in the respective agreements and no prepayment of any amounts due.

The tabular format used below does not reflect (1) our option to redeem all or a portion of our $250 million aggregate principal amount of 1% convertible debentures at any time on or after March 20, 2009 at 100% of the principal amount plus accrued interest; (2) the holders’ option to require us to repurchase all or a portion of the debentures on March 20, 2009, March 15, 2014 and March 15, 2019 for 100% of the principal amount plus accrued interest; or (3) the holders’ right to convert the debenture into shares of our common stock if certain conditions are met (see Note 9 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

Long-term Debt and Foreign Currency Derivative
Principal and Interest Payments by Year
($ in millions)

	As of December 31, 2006					There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Long-term debt:
Fixed rate (USD)	$2.5	$2.5	$2.5	$2.5	$2.5	$280.6	$293.1	$370.3
Average interest rate	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%
Variable rate (USD)	$14.8	$11.3	$0.6	$0.6	$0.6	$12.5	$40.4	$34.1
Average interest rate	6.68%	5.96%	5.35%	5.35%	5.35%	5.35%
Foreign currency derivative:
USD functional currency—
Cross currency swap (Receive USD/Pay EUR)	$0.4	$0.4	$6.9	$—	$—	$—	$7.7	$7.2
Contract amount (USD)	$—	$—	$14.0	$—	$—	$—	$14.0
Average receive rate (USD)	4.00%	4.00%	4.00%
Average pay rate (EUR)	4.54%	4.54%	4.54%

	As of December 31, 2005					There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Long-term debt:
Fixed rate (USD)	$2.5	$2.5	$2.5	$2.5	$2.5	$283.1	$295.6	$258.2
Average interest rate	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%
Variable rate (USD)	$15.4	$14.6	$11.3	$0.5	$0.5	$12.7	$55.0	$47.3
Average interest rate	5.94%	5.83%	5.10%	4.37%	4.37%	4.37%
Foreign currency derivative:
USD functional currency—
Cross currency swap (Receive USD/Pay EUR)	$0.3	$0.3	$0.3	$4.7	$—	$—	$5.6	$5.8
Contract amount (USD)	$—	$—	$—	$14.0	$—	$—	$14.0
Average receive rate (USD)	4.00%	4.00%	4.00%	4.00%
Average pay rate (EUR)	4.54%	4.54%	4.54%	4.54%

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CommScope, Inc.

We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for equity-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment, as of January 1, 2006 and for its defined benefit pension and other postretirement benefit plans to conform to FASB Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 1, 2007

CommScope, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$1,623,946	$1,337,165	$1,152,696
Operating costs and expenses:
Cost of sales	1,179,861	992,690	897,881
Selling, general and administrative	240,024	199,706	193,057
Research and development	32,899	31,349	29,336
In-process research and development charges	—	—	3,984
Acquisition-related transition and startup costs	—	—	8,289
Restructuring costs	12,578	38,558	14,243
Total operating costs and expenses	1,465,362	1,262,303	1,146,790
Operating income	158,584	74,862	5,906
Loss on early extinguishment of debt	—	—	(5,029)
Other income (expense), net	1,324	(524)	(186)
Interest expense	(8,050)	(8,328)	(9,600)
Interest income	11,837	5,077	2,601
Income (loss) before income taxes and OFS BrightWave transactions	163,695	71,087	(6,308)
Income tax (expense) benefit before income tax effects of OFS BrightWave transactions	(52,187)	(21,109)	7,019
Income before OFS BrightWave transactions	111,508	49,978	711
OFS BrightWave transactions:
Gain on OFS BrightWave note receivable, net of tax of $11,175	18,625	—	—
Equity in losses of OFS BrightWave, net of tax of $865	—	—	(1,393)
Net gain on sale of interest in OFS BrightWave, net of tax of $44,890	—	—	76,437
Net income	$130,133	$49,978	$75,755
Net income per share:
Basic	$2.22	$0.91	$1.32
Assuming dilution	$1.84	$0.78	$1.15
Weighted average shares outstanding:
Basic	58,524	54,828	57,353
Assuming dilution	72,266	67,385	67,685

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	As of December 31,
	2006	2005
Assets
Cash and cash equivalents	$276,042	$146,549
Short-term investments	151,868	102,101
Total cash, cash equivalents and short-term investments	427,910	248,650
Accounts receivable, less allowance for doubtful accounts of $ 13,461 and $13,644, respectively	186,824	165,608
Inventories	153,596	123,603
Prepaid expenses and other current assets	14,914	26,156
Deferred income taxes	24,556	25,245
Total current assets	807,800	589,262
Property, plant and equipment, net	242,012	252,877
Goodwill	151,378	151,356
Other intangibles, net	63,967	69,297
Deferred income taxes	15,493	24,623
Other assets	21,823	14,766
Total Assets	$1,302,473	$1,102,181
Liabilities and Stockholders’ Equity
Accounts payable	$74,927	$63,444
Other accrued liabilities	95,316	100,498
Current portion of long-term debt	13,000	13,000
Total current liabilities	183,243	176,942
Long-term debt	271,100	284,300
Pension and postretirement benefit liabilities	89,995	101,989
Other noncurrent liabilities	19,031	16,925
Total Liabilities	563,369	580,156
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at December 31, 2006 and 2005	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 69,934,533 at December 31, 2006 and 66,073,347 at December 31, 2005; Issued and outstanding shares: 59,734,533 at December 31, 2006 and 55,873,347 at December 31, 2005	699	661
Additional paid-in capital	532,344	462,842
Deferred equity-based compensation	—	(8,980)
Retained earnings	346,821	216,688
Accumulated other comprehensive income (loss)	4,775	(3,651)
Treasury stock, at cost: 10,200,000 shares at December 31, 2006 and 2005	(145,535)	(145,535)
Total Stockholders’ Equity	739,104	522,025
Total Liabilities and Stockholders’ Equity	$1,302,473	$1,102,181

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating Activities:
Net income	$130,133	$49,978	$75,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,557	60,166	60,534
In-process research and development charges	—	—	3,984
Gain on sale of interest in OFS BrightWave, pretax	—	—	(132,425)
Impairment of note receivable from OFS BrightWave, pretax	—	—	11,098
Equity in losses of OFS BrightWave, pretax	—	—	2,258
Equity-based compensation	4,909	353	—
Gain on OFS BrightWave note receivable, pretax	(29,800)	—	—
Restructuring costs related to fixed asset impairment and curtailments	1,059	26,136	7,332
Deferred income taxes	7,891	(6,807)	14,104
Tax benefit from the issuance of shares under equity-based compensation plans	—	3,423	2,387
Changes in assets and liabilities:
Accounts receivable	(19,862)	(43,299)	(3,635)
Inventories	(23,960)	(15,365)	42,189
Prepaid expenses and other current assets	(4,505)	(2,476)	(1,915)
Accounts payable and other accrued liabilities	4,496	20,355	16,417
Other noncurrent liabilities	(4,283)	(15,448)	12,894
Other noncurrent assets	(2,255)	3,705	(2,621)
Other	(556)	5,534	(8)
Net cash provided by operating activities	118,824	86,255	108,348
Investing Activities:
Additions to property, plant and equipment	(31,552)	(19,943)	(13,211)
Proceeds from OFS BrightWave note receivable	29,800	—	—
Acquisition of MC2 product line	(13,810)	—	—
Acquisition of Connectivity Solutions	—	653	(259,912)
Net proceeds from (purchases of) short-term investments	(49,767)	(24,481)	18,060
Proceeds from disposal of fixed assets	14,919	1,730	5,678
Net cash used in investing activities	(50,410)	(42,041)	(249,385)
Financing Activities:
Proceeds from issuance of long-term debt	—	—	100,000
Principal payments on long-term debt	(13,200)	(13,000)	(50,500)
Proceeds from issuance of convertible debentures	—	—	250,000
Repayment of convertible notes	—	—	(172,500)
Long-term financing costs	—	(306)	(10,730)
Proceeds from the issuance of shares under equity-based compensation plans	54,970	17,231	13,238
Tax benefit from the issuance of shares under equity-based compensation plans	18,141	—	—
Net cash provided by financing activities	59,911	3,925	129,508
Effect of exchange rate changes on cash	1,168	(1,221)	802
Change in cash and cash equivalents	129,493	46,918	(10,727)
Cash and cash equivalents, beginning of year	146,549	99,631	110,358
Cash and cash equivalents, end of year	$276,042	$146,549	$99,631

See notes to consolidated financial statements.

CommScope, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income

(In thousands, except share amounts)

	Year Ended December 31,
	2006	2005	2004
Number of common shares outstanding:
Balance at beginning of year	55,873,347	54,487,745	59,318,276
Issuance of shares under equity-based compensation plans	3,861,186	1,383,602	1,064,831
Issuance of shares to nonemployee directors	—	2,000	—
Issuance of shares to Avaya Inc.	—	—	1,761,538
Treasury shares repurchased from Furukawa	—	—	(7,656,900)
Balance at end of year	59,734,533	55,873,347	54,487,745
Common stock:
Balance at beginning of year	$661	$647	$619
Issuance of shares under equity-based compensation plans	38	14	10
Issuance of shares to Avaya Inc.	—	—	18
Balance at end of year	$699	$661	$647
Additional paid-in capital:
Balance at beginning of year	$462,842	$432,839	$384,889
Issuance of shares under equity-based compensation plans	54,932	17,217	13,228
Tax benefit from shares issued under equity-based compensation plans	18,141	3,423	2,387
Accelerated vesting of stock options	—	226	—
Reclassification due to adoption of SFAS No. 123(R)	(8,980)	—	—
Issuance of shares to nonemployee director	—	30	—
Issuance of shares to Avaya Inc.	—	—	32,335
Expiration of registration rights	500	—	—
Equity-based compensation expense recognized	4,909	—	—
Equity-based compensation granted	—	9,107	—
Balance at end of year	$532,344	$462,842	$432,839
Deferred equity-based compensation:
Balance at beginning of year	$(8,980)	$—	$—
Reclassification due to adoption of SFAS No. 123(R)	8,980	—	—
Equity-based compensation granted	—	(9,107)	—
Equity-based compensation expense recognized	—	127	—
Balance at end of year	$—	$(8,980)	$—
Retained earnings:
Balance at beginning of year	$216,688	$166,710	$90,955
Net income	130,133	49,978	75,755
Balance at end of year	$346,821	$216,688	$166,710
Accumulated other comprehensive income (loss):
Balance at beginning of year	$(3,651)	$(5,198)	$(7,533)
Other comprehensive income	5,373	1,547	2,335
Impact of adoption of SFAS No. 158, net of tax	3,053	—	—
Balance at end of year	$4,775	$(3,651)	$(5,198)
Treasury stock, at cost:
Balance at beginning of year	$(145,535)	$(145,535)	$(13,224)
Treasury shares repurchased from Furukawa	—	—	(132,311)
Balance at end of year	$(145,535)	$(145,535)	$(145,535)
Total stockholders’ equity	$739,104	$522,025	$449,463

CommScope, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Continued)

(In thousands, except share amounts)

	Year Ended December 31,
	2006	2005	2004
Comprehensive income:
Net income	$130,133	$49,978	$75,755
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)—foreign subsidiaries	1,006	(4,260)	111
Foreign currency transaction gain on long-term intercompany loans—foreign subsidiaries	5,294	4,365	3,959
Gain (loss) on derivative financial instrument designated as a net investment hedge	(927)	1,442	(1,735)
Total other comprehensive income, net of tax	5,373	1,547	2,335
Total comprehensive income	$135,506	$51,525	$78,090

See notes to consolidated financial statements.

CommScope, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Unless Otherwise Noted)

1.                 BACKGROUND AND DESCRIPTION OF THE BUSINESS

CommScope, Inc. and its wholly owned subsidiaries (CommScope or the Company) is a world leader in infrastructure solutions for communications networks. Our highly-engineered cable and connectivity solutions enable a host of information-rich and interactive services that are delivered to the home, office and mobile devices. The Company focuses on the “last mile” in communications networks, which is the distribution access, or final link to the customer. Through the acquisition of substantially all of the assets and the assumption of certain liabilities of the Connectivity Solutions business (Connectivity Solutions) of Avaya Inc. (Avaya) as of January 31, 2004 (see Note 3), the Company became a global leader in structured cabling for business enterprise applications. The Company believes it is a global leader in broadband coaxial cables for the cable television industry. The Company is an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States. The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications.

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

Short-term Investments

The Company’s short-term investments consist of marketable debt securities maturing within one year that are designated as either held-to-maturity or available for sale. Short-term investments classified as held-to-maturity are recorded at amortized cost while those classified as available for sale are recorded at fair value. Unrealized gains and losses on available for sale investments are excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2006 and 2005, all investments classified as available for sale were variable rate instruments and there were no unrealized gains or losses.

Short-term investments are regularly reviewed for impairment, based on criteria that include the extent to which the carrying value exceeds the fair value, the duration of the market decline, the

Company’s ability and intent to hold the investment to its expected recovery and the financial strength of the issuer of the security. As of December 31, 2006 and 2005, there were no investment securities that were considered impaired.

Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) basis for the Company’s domestic inventories and certain foreign inventories. Inventory cost is determined on an average cost basis for the remainder of the Company’s foreign inventories, representing 6% and 7% of the Company’s consolidated inventory balances at December 31, 2006 and 2005, respectively. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” which requires that items such as idle facility expense, excessive spoilage and rehandling costs be recognized as expenses in the current period. It also requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. Implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” CommScope ceased amortization of goodwill and other purchased intangible assets with indefinite lives. Purchased intangible assets with finite lives are carried at their estimated fair values at the time of acquisition less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 4).

Impairment of Long-Lived Assets

In accordance with SFAS No. 142, goodwill and other intangibles with indefinite lives are tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of these intangibles may no longer be recoverable. The Company performs these annual impairment evaluations as of August 31. Based on these annual impairment evaluations, no impairment of goodwill or other intangible assets with indefinite lives was identified during 2006, 2005 or 2004.

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

The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. taxes have been provided was $79.9 million as of December 31, 2006. In addition, the Company does not provide for taxes related to the foreign currency transaction gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future, and the foreign currency gains and losses are therefore recorded on a pretax basis to accumulated other comprehensive income (loss).

Revenue Recognition

The Company’s primary source of revenues is from product sales to distributors, cable television system operators, telecommunications service providers and original equipment manufacturers (OEMs). Service revenue, primarily from delivery of products shipped by Company-owned trucks, was not material to the Company’s reported sales during 2006, 2005 or 2004.

Revenue from sales of the Company’s products shipped by nonaffiliated carriers and by Company-owned trucks is recognized at the time the goods are delivered to the customer and title passes, provided the earnings process is complete, the risks and rewards of ownership have passed to the customer and revenue is measurable.

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $3.3 million in 2006, $2.7 million in 2005 and $2.5 million in 2004.

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

Derivative Instruments and Hedging Activities

CommScope is exposed to various risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. CommScope’s risk management strategy includes the use of derivative and non-derivative financial instruments as hedges of these risks, whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading purposes, nor does it allow for speculation. A hedging instrument may be designated as a net investment hedge to manage exposure to foreign currency risks related to an investment in a foreign subsidiary; a fair value hedge to manage exposure to risks related to a foreign-currency-denominated cash or other account or a firm commitment for the purchase of raw materials or equipment; or a cash flow hedge to manage exposure to risks related to a forecasted purchase of raw materials, variable interest rate payments or a forecasted foreign-currency-denominated sale of product. The use of non-derivative financial instruments in hedging activities is limited to hedging fair value risk related to a foreign-currency-denominated firm commitment or a foreign currency risk related to a net investment in a foreign subsidiary.

The Company’s risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and non-derivative hedging instruments such as foreign-currency-denominated loans. The Company recognizes all derivative financial instruments as assets or liabilities and measures them at fair value. All hedging instruments are designated and documented as either a fair value hedge, a cash flow hedge or a net investment hedge at inception. For fair value hedges, the change in fair value of the derivative instrument is recognized currently in earnings. To the extent the fair value hedging relationship is effective, the change in fair value of the hedged item is recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in accumulated other comprehensive income (loss), net of tax, and is recognized in the income statement when the hedged item affects earnings. Any ineffectiveness of a cash flow hedge is recognized currently in earnings. For net investment hedges, the effective portion of the change in fair value of a derivative instrument, or the change in carrying amount of a non-derivative instrument, is recorded in accumulated other comprehensive income (loss), net of tax, and is recognized in the income statement only if there is a substantially complete liquidation of the investment in the foreign subsidiary. Any ineffectiveness of a net investment hedge is recognized currently in earnings. The effectiveness of designated hedging relationships is tested and documented on at least a quarterly basis. At December 31, 2006 and 2005, the Company had one derivative financial instrument used for hedging. See Note 10 for further disclosure related to the derivative instrument and hedging activities.

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

Foreign Currency Translation

Approximately 32% of the Company’s 2006 sales were to customers located outside the U.S. Although the Company primarily bills customers in foreign countries in U.S. dollars, a portion of these sales were denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the rates of exchange as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive income (loss).

Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of foreign receivables or payables and short-term intercompany advances, were recorded currently in earnings and were not material to the results of the Company’s operations during 2006, 2005 or 2004. Foreign currency transaction gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive income (loss).

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted net income per share is based on net income adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options, restricted stock, phantom stock, performance units and convertible securities.

Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income for basic net income per share	$130,133	$49,978	$75,755
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	2,516	2,516	2,049
Income available to common shareholders for diluted net income per share	$132,649	$52,494	$77,804
Denominator:
Weighted average number of common shares outstanding for basic net income per share	58,524	54,828	57,353
Effect of dilutive securities:
Employee stock options(a)	2,054	1,039	1,476
Restricted stock, phantom stock and performance units	194	24	—
1% convertible senior subordinated debentures due 2024	11,494	11,494	8,856
Weighted average number of common and potential common shares outstanding for diluted net income per share	72,266	67,385	67,685

(a)           Options to purchase approximately 0.6 million, 2.1 million and 0.7 million common shares were excluded from the computation of net income per share, assuming dilution, for the years ended December 31, 2006, 2005 and 2004, respectively, because they would have been antidilutive. For additional information regarding employee stock options, see Note 13.

Equity-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method to account for its equity-based compensation arrangements. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 13 for the pro forma disclosures required for the years ended December 31, 2005 and 2004. The adoption of SFAS No. 123(R) did not materially affect the accounting for the equity-based compensation associated with the Company’s previously awarded phantom stock or performance units, which was already based on the market price of the stock at date of grant. Under the modified prospective transition method, new and previously granted but unvested equity awards are recognized as compensation expense in the income statement based on the estimated fair value of the award (net of estimated forfeitures) at the grant date, and prior period results are not restated. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The balance previously reflected as deferred equity compensation (a contra-equity account) was eliminated against additional paid-in capital (APIC) upon adoption of SFAS No. 123(R).

With the adoption of SFAS No. 123(R), the Company changed its method of expense attribution for equity-based compensation for future awards from recognition over the nominal vesting period to recognition over the requisite service period. Compensation expense for equity-based awards granted prior to January 1, 2006 will continue to be recognized over the nominal vesting period. For the year ended December 31, 2006, additional pretax compensation expense of $1.1 million was recognized due to the continued use of the nominal vesting period for awards that were granted prior to January 1, 2006 to retirement-eligible employees.

The Company records deferred tax assets related to compensation expense for awards that are expected to result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it expects to receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and actual tax deductions reported on the Company’s income tax return are recorded in APIC (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statements of Operations as additional income tax expense (if the deferred tax asset exceeds the tax deduction and no excess APIC exists from previous awards). In determining the amount of excess APIC at the adoption of SFAS No. 123(R), the Company utilized the simplified alternative provided in FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP FAS 123(R)-3).

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the benefit of tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. As a result of utilizing the simplified alternative provided under FSP FAS 123(R)-3, $18.1 million of tax benefits resulting from the exercise of stock options that were vested as of the adoption of SFAS No. 123(R) were classified as financing cash inflows for the year ended December 31, 2006.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts; reserves for sales returns, discounts, allowances, rebates and distributor price protection programs; inventory excess and obsolescence reserves; product warranty reserves; equity-based compensation; tax valuation allowances; impairment reviews for investments, fixed assets, goodwill and other intangibles; and pension and postretirement benefit costs and liabilities. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

Concentrations of Risk

Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the reserves provided in the Company’s balance sheet. See Note 17 for further discussion of customer-related concentrations of risk.

The Company manages its exposures to credit risk associated with accounts receivable using such tools as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, as of December 31, 2006, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

The principal raw materials purchased by CommScope (copper, fabricated aluminum, steel, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as these materials are linked to the commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

Impact of Newly Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation establishes a two step approach for the recognition and measurement of tax benefits arising from uncertainties about whether a tax position taken or expected to be taken in a tax return will ultimately be sustained. Only those positions that are considered more likely than not to be sustained, based on their technical merits, may be recognized. The amount recognized is the largest tax benefit that is at least 50% likely to be realized. The Company is required to apply the provisions of the Interpretation as of January 1, 2007 and recognize the initial impact as an adjustment to opening retained earnings. The Company has not determined the impact of adopting the Interpretation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires that the underfunded or overfunded position of defined benefit plans be fully recognized as a liability or asset on the balance sheet of the sponsor. SFAS No. 158 does not change how the expense related to such plans is determined. The Company’s accrued benefit liability was adjusted as of December 31, 2006 to fully recognize the underfunded portion of the Company’s plans as a result of implementing SFAS No. 158 (see Note 11). The provisions of SFAS No. 158 requiring that plan assets and obligations be measured as of the year-end balance sheet date are not required to be adopted until December 31, 2008, though earlier adoption is permitted. The Company does not expect that there will be a material impact on results of operations or financial position from applying the provisions to be adopted by 2008.

3.                 ACQUISITIONS

Trilogy Communications, Inc.

On March 6, 2006, CommScope acquired the assets supporting the trunk and distribution cable television products business of Trilogy Communications, Inc., along with certain other assets. The purchase price of $13.8 million was paid in cash. The products acquired were integrated into the Broadband segment and resulted in net sales of $12.8 million for the year ended December 31, 2006.

The allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Estimated Fair Value (in millions)	Amortization Period (in years)
Inventory	$4.9
Other current assets	0.3
Machinery and equipment	1.1
Intangible assets:
Customer relationships	4.0	10.0
Non-compete agreement	1.7	7.0
Other identifiable intangible assets	1.8	10.0
Total purchase price	$13.8

The weighted average useful life of the intangible assets acquired is 9.3 years.

Connectivity Solutions

Effective January 31, 2004, CommScope acquired substantially all of the assets and assumed certain liabilities of Connectivity Solutions. The total purchase price consisted of approximately $250 million in cash and approximately 1.8 million shares of CommScope common stock valued at $32.4 million. CommScope assumed certain current liabilities and approximately $65 million of other specified liabilities, primarily related to employee benefits. Additional paid-in-capital (APIC) was reduced by a $0.5 million accrual for estimated registration costs related to the issuance of the common shares. These registration rights expired in 2006 and resulted in the reversal of this accrual and a $0.5 million increase to APIC.

CommScope’s consolidated results of operations for the year ended December 31, 2004 include the results of operations of Connectivity Solutions for the eleven-month period from February 1, 2004 through December 31, 2004. Any pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of January 1, 2004. The amounts for the Connectivity Solutions business of Avaya included in this pro forma information for the month of January 2004 are based on the historical results of the Connectivity Solutions business as a division of Avaya and, therefore, may not be indicative of the actual results when operated as part of CommScope. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

Intangible assets acquired were determined by management to meet the criteria for recognition apart from goodwill and include the following:

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

In-process research and development assets were written off and reflected in the Company’s Consolidated Statement of Operations during 2004. Management believed that the assets under development had no alternative future use as of the date of the third party valuation of this intangible asset, resulting in its immediate write-off.

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

The following table presents unaudited pro forma consolidated results of operations for CommScope for the year ended December 31, 2004 as though the acquisition had been completed as of January 1, 2004:

Revenue	$1,178,406
Net income	68,690
Net income per share, assuming dilution	1.04

These pro forma results reflect the elimination of intercompany sales and immaterial pro forma adjustments for interest expense, depreciation, amortization and related income taxes. These pro forma results also include an estimate of $4.0 million for corporate overhead costs that would have been allocated by Avaya to the Connectivity Solutions business during January 2004. During the eleven-month period from February 1, 2004 through December 31, 2004, CommScope incurred corporate overhead costs of approximately $5.4 million on behalf of Connectivity Solutions. Certain overhead costs previously incurred on behalf of and allocated to the Connectivity Solutions business by Avaya are now incurred directly by Connectivity Solutions.

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

4.                       GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill and fully amortized assets as of December 31 (in millions):

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies for internal use	$30.8	$10.0	$20.8	$30.8	$6.5	$24.3
Developed technologies for external use	17.9	3.7	14.2	17.9	2.5	15.4
Customer base	16.7	4.4	12.3	51.2	39.8	11.4
Favorable contracts	9.6	9.3	0.3	9.6	6.1	3.5
Non-compete agreements	1.7	0.2	1.5	—	—	—
Other	5.7	4.0	1.7	3.9	2.4	1.5
Total amortizable other intangible assets	82.4	31.6	50.8	113.4	57.3	56.1
Trademarks	13.2	—	13.2	13.2	—	13.2
Total other intangible assets	$95.6	$31.6	$64.0	$126.6	$57.3	$69.3

The Company’s finite-lived intangible assets are being amortized on a straight-line basis over the weighted-average amortization periods in the following table. The aggregate weighted-average amortization period is 9.1 years.

Weighted-Average Amortization Period (in years)
Developed technologies for internal use	9.0
Developed technologies for external use	14.0
Customer base	9.2
Favorable contracts	3.0
Non-compete agreements	7.0
Other	5.2

Amortization expense for intangible assets was $12.8 million, $13.0 million and $12.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for the five succeeding years is as follows:

2007	$7.3
2008	6.9
2009	6.9
2010	6.9
2011	6.9

The immaterial change in goodwill for the year ended December 31, 2006 was due to the impact of translating the euro-denominated goodwill on the balance sheet of the Company’s Belgian subsidiary into U.S. dollars. Substantially all of the goodwill balance as of December 31, 2006 and 2005 is allocable to the Broadband segment.

5.                 OFS BRIGHTWAVE, LLC

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

This transaction did not affect CommScope’s right to receive full payment from OFS BrightWave under the $30 million note due in November 2006, based on its original terms. Primarily due to market conditions for optical fiber and because CommScope no longer had an equity ownership interest in OFS BrightWave, CommScope determined that there was an other-than-temporary impairment in the carrying value of this note as of the transaction date. Accordingly, a pretax impairment charge of $11.1 million was recognized as a reduction of the gain on the OFS BrightWave transaction to reduce the carrying value of the note to zero. On June 30, 2006, CommScope agreed to accept and received $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave and the note agreement was terminated. The recovery of the OFS BrightWave note receivable resulted in a 2006 pretax gain of $29.8 million ($18.6 million after-tax, or $0.26 per diluted share). CommScope had received quarterly interest payments in accordance with the terms of the note prior to its termination.

The 2004 OFS BrightWave transaction resulted in a net pretax gain of $121.3 million ($76.4 million after-tax or $1.13 per diluted share). This gain represents (1) the fair value of the common stock received by CommScope in exchange for CommScope’s transfer of its ownership interest in OFS BrightWave to Furukawa, plus (2) the realized gain from CommScope’s cumulative equity method share of OFS BrightWave’s unrealized foreign currency translation gains previously recorded in accumulated other comprehensive income (loss), less (3) the impairment charge related to the $30 million note from OFS BrightWave. The income tax impact of this gain enabled the Company to realize its deferred tax asset related to the Company’s share of the cumulative financial statement net losses of OFS BrightWave. In addition, this transaction created a capital gain for tax purposes, which allowed the Company to deduct a capital loss related to the 2001 impairment of an investment, creating a current tax benefit of $1.4 million from this capital loss deduction.

Although the Company’s ownership interest in OFS BrightWave was less than 20%, the investment was accounted for using the equity method since OFS BrightWave was organized as a limited liability company with characteristics of a partnership. CommScope’s portion of the losses of OFS BrightWave for the period from January 1 through June 14, 2004 are included in the consolidated financial statements of CommScope for the year ended December 31, 2004. These results were net of the elimination of after-tax intercompany profit related to interest payments on the $30 million note. OFS BrightWave elected to be taxed as a partnership, therefore the Company’s income tax benefit from flow-through losses has been recorded based on the Company’s tax rates.

The following table provides summary financial information for OFS BrightWave for the period from January 1 through June 14, 2004:

Net revenues	$40,497
Gross profit	(8,612)
Net loss	(20,860)

6.                 RESTRUCTURING CHARGE AND EMPLOYEE TERMINATION BENEFITS

The Company began implementing restructuring initiatives in 2005 and 2004 as described below. As a result of these initiatives, the Company recognized pretax charges during the years ended December 31, 2006, 2005 and 2004 that affected the operating segments as follows:

	Enterprise Segment	Broadband Segment	Carrier Segment	Total
Year ended December 31, 2006	$8,563	$3,211	$804	$12,578
Year ended December 31, 2005	33,915	771	3,872	38,558
Year ended December 31, 2004	8,682	—	5,561	14,243

2005 Restructuring Initiatives

In August 2005, the Board of Directors of CommScope adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among CommScope’s global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama, in late 2006. The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Equipment Relocation Costs	Asset Impairment Charges	Total
Charge recorded in 2005	$18,042	$2,416	$14,048	$34,506
Cash paid	—	(2,416)	—	(2,416)
Non-cash	(9,955)	—	(14,048)	(24,003)
Balance as of December 31, 2005	8,087	—	—	8,087
Charge recorded in 2006	5,240	7,867	(518)	12,589
Cash paid	(11,817)	(7,867)	1,577	(18,107)
Non-cash	—	—	(1,059)	(1,059)
Balance as of December 31, 2006	$1,510	$—	$—	$1,510

Employee-related costs include the expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive severance benefits. The costs recorded in 2005 also include a $10.0 million non-cash charge for pension and other postretirement benefit curtailment and special termination benefits related to an early retirement offer that was made available to and accepted by 166 employees. Additional pretax employee-related costs of less than $0.1 million are expected to be recognized during 2007 and the remainder of the liability is expected to be paid during 2007.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred and additional costs of approximately $1.0 million are expected to be recognized in 2007.

Asset impairment charges of $14.0 million, pretax, were incurred during the year ended December 31, 2005 related to production equipment that was identified as excess, pending consolidation of certain production operations in other facilities. Gains of $1.6 million were realized during 2006 on the sale of assets that had been previously impaired under the 2005 global manufacturing initiatives. Additional impairment charges of $1.1 million were recognized during 2006 related to a parcel of land that the Company intends to sell and assets abandoned as a result of the closing of the Scottsboro, Alabama facility. During 2006, the Company sold a 500,000 square foot building at the Omaha facility for $10.2 million, realizing an immaterial gain and is attempting to sell additional land and building that are no longer in use. These assets have a net carrying value of $15.8 million as of December 31, 2006 and are reflected as property, plant and equipment in the Consolidated Balance Sheet. Additional net impairment charges or gains may be incurred or realized upon the disposition of these or other excess assets.

2004 Restructuring Initiatives

In October 2004, the Board of Directors of CSMI adopted organizational and cost reduction initiatives at its Omaha facility in order to improve its competitive position. The initiatives include a reorganized management structure that creates more focused stand-alone management organizations for cable, apparatus and cabinets; re-engineered, simplified business practices and manufacturing processes; and a reduced number of management, production and support personnel. As a result of these actions, the Company recognized net pretax charges of $4.1 million and $14.2 million in 2005 and 2004, respectively, for employee-related costs, which consisted of severance pay and related fringe benefits and a net pension curtailment loss; process improvement costs, which consisted of consulting and other costs associated with modifying the manufacturing operations; and impairment charges related to equipment and a warehouse that were no longer used in operations. During 2006, the balance of the severance pay and related fringe benefits were paid and the immaterial remaining balance of the reserve was reversed.

The activity within the liability for these restructuring initiatives was as follows:

	Employee- Related Costs	Process Improvement Costs	Asset Impairment Charges	Total
Charge recorded in the fourth quarter of 2004	$5,859	$1,574	$6,810	$14,243
Cash paid	(1,205)	(1,574)	—	(2,779)
Non-cash	(522)	—	(6,810)	(7,332)
Balance as of December 31, 2004	4,132	—	—	4,132
Charge recorded in 2005	—	3,682	2,133	5,815
Cash paid	(2,197)	(3,682)	—	(5,879)
Non-cash	—	—	(2,133)	(2,133)
Reversal of reserves	(1,762)	—	—	(1,762)
Balance as of December 31, 2005	173	—	—	173
Cash paid	(162)	—	—	(162)
Reversal of reserves	(11)	—	—	(11)
Balance as of December 31, 2006	$—	$—	$—	$—

As of December 31, 2004, the workforce had been reduced by approximately 220 employees as a result of actions taken under these initiatives. During 2005, a portion of the reserve for employee-related costs was released as a result of fewer reductions in personnel, due to higher than anticipated levels of business for certain products. This release also reflected the recall of employees whose positions had been eliminated during 2004. The restructuring accrual balance as of December 31, 2005 was classified as a current liability. The Company does not anticipate incurring any further charges related to the implementation of these initiatives.

Included in the asset impairment charges recorded during 2005 is $575 related to a warehouse building that is no longer in use. The warehouse was classified as held for sale as of December 31, 2005 and carried at estimated fair value less costs to sell ($10.2 million). During 2006, the warehouse was reclassified to property, plant and equipment. The Company is continuing to market the property for sale.

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

7.                 ACCOUNTS RECEIVABLE

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

8.                 BALANCE SHEET DETAILS

Short-term Investments

At December 31, 2006 and 2005, the Company’s short-term investments were composed of the following:

	2006	2005
Available for sale	$131,868	$67,643
Held-to-maturity	20,000	34,458
	$151,868	$102,101

At December 31, 2006, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$10,000	$—	$—	$10,000
Federal agency notes	10,000	—	(3)	9,997
	$20,000	$—	$(3)	$19,997

At December 31, 2005, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$25,000	$—	$(88)	$24,912
State and municipal obligations	6,467	—	(5)	6,462
Federal agency notes	2,991	—	(13)	2,978
	$34,458	$—	$(106)	$34,352

Inventories

	As of December 31,
	2006	2005
Raw materials	$56,888	$49,936
Work in process	38,936	26,002
Finished goods	57,772	47,665
	$153,596	$123,603

Property, Plant and Equipment

	As of December 31,
	2006	2005
Land and land improvements	$29,447	$33,422
Buildings and improvements	119,340	109,773
Machinery and equipment	362,478	359,437
Construction in progress	4,682	6,267
	515,947	508,899
Accumulated depreciation	(273,935)	(256,022)
	$242,012	$252,877

Depreciation expense was $40,424, $44,757, and $44,160 during 2006, 2005 and 2004, respectively. No interest was capitalized during 2006, 2005 and 2004.

Other Current Accrued Liabilities

	As of December 31,
	2006	2005
Compensation and employee benefit liabilities	$66,979	$66,294
Income and other taxes payable	5,002	12,449
Other	23,335	21,755
	$95,316	$100,498

9.                 LONG-TERM DEBT

	As of December 31,
	2006	2005
Senior Secured Term Loan	$23,300	$36,500
1% Convertible Senior Subordinated Debentures	250,000	250,000
IDA Notes	10,800	10,800
	284,100	297,300
Less current portion	13,000	13,000
	$271,100	$284,300

Senior Secured Credit Facility

On January 31, 2004, the Company entered into a $185 million senior secured credit facility in connection with its acquisition of Connectivity Solutions. The credit facility, as amended, is comprised of a $75 million term loan, of which $23.3 million was outstanding as of December 31, 2006, and a $110 million revolving credit facility that matures on January 31, 2010. The credit facility is secured by substantially all of the Company’s assets, is guaranteed by all of the Company’s material domestic subsidiaries and contains certain financial and other covenants. The balance of the term loan is required to be repaid in quarterly installments of $3.25 million with a final payment of all outstanding principal and interest at maturity on

December 31, 2008. The Company is required to make additional repayments under the term loan in the event that a significant asset or group of assets included in the collateral base is sold. In connection with entering into this credit facility, the Company incurred costs of approximately $4.6 million, which were capitalized as other assets and are being amortized over the term of the facility. The interest rate on the $75 million term loan is, at CommScope’s option, either the London Interbank Offered Rate (LIBOR) plus 1.50% to 2.00%, or the Base Rate, defined as the higher of Prime Rate or Federal Funds Rate plus 0.50%, plus 0.00% to 0.75%, in each case based on the Company’s fixed charge coverage ratio. The interest rate in effect at December 31, 2006 was 6.87%. The interest rate on the $110 million revolving credit facility is, at CommScope’s option, either LIBOR plus 1.25% to 1.75% or the Base Rate plus 0.00% to 0.50%, in each case based on the Company’s fixed charge coverage ratio. As of December 31, 2006, the Company had availability of $84 million and no outstanding borrowings under this revolving credit facility. The Company’s ability to borrow under this facility depends on the amount of the borrowing base, which is determined as specified percentages of eligible receivables and inventory, reduced for certain reserves and the total amount of letters of credit issued under the credit facility ($19.2 million of letters of credit were outstanding as of December 31, 2006). The facility contains certain covenants, including restrictions on incurring other indebtedness, entering into transactions to acquire or merge with any entity, making other fundamental changes, selling assets and paying dividends, among other things. The Company is also required to comply with certain financial covenants, including a fixed charge coverage ratio, a senior debt to EBITDA ratio, a maximum annual capital expenditures covenant and a covenant requiring minimum ongoing excess borrowing availability of $10 million. Management believes the Company was in compliance with all of its covenants under this facility as of December 31, 2006.

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

These debentures are convertible into shares of CommScope common stock in the following circumstances: (1) if the closing price of CommScope common stock exceeds 120% of the conversion price then in effect for at least twenty trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, which condition was met for the quarter ended December 31, 2006; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of such period was less than 98% of the product of the closing sale price of CommScope common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures; (3) if the debentures have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

As of December 31, 2006, the conversion rate of these debentures was 45.977 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events, as more fully explained in the indenture governing the debentures: (1) payment or issuance of common stock as a dividend or distribution on the Company’s common stock; (2) the issuance to all holders of common stock of rights, warrants or options to purchase the Company’s common stock for a period expiring within 45 days of the record date for such distribution at a price less than the average of the closing sale prices for the 10 trading days preceding the declaration date for such distribution; (3) subdivisions, splits or combinations of the Company’s common stock; (4) distributions by the Company to all holders of the Company’s common stock of shares of the Company’s capital stock, evidences of indebtedness, property or assets, including rights, warrants, options and other securities but excluding dividends or distributions covered by clauses (1) or (2) above or any dividend or distribution paid exclusively in cash; provided that in the event that the Company distributes capital stock of, or similar equity interests in, a subsidiary or other business unit of the Company, then the conversion rate will be adjusted based on the market value of the securities so distributed relative to the market value of the Company’s common stock, in each case based on the average closing sales prices of those securities (where such closing prices are available) for the 10 trading days commencing on and including the fifth trading day after the date on which “ex-dividend trading” commences for such distribution on the New York Stock Exchange or such other principal national or regional exchange or market on which the securities are then listed or quoted or in the absence of such a quotation, a closing sale price determined by the Company on a basis it considers appropriate; (5) the payment of cash as a dividend or distribution on the Company’s common stock, excluding any dividend or distribution in connection with the Company’s liquidation, dissolution or winding up; or (6) the Company or any of its subsidiaries makes a payment in respect of a tender offer or exchange offer for the Company’s common stock to the extent that the cash and value of any other consideration included in the payment per share of the Company’s common stock exceeds the closing sale price per share of the Company’s common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to such tender or exchange offer.

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

IDA Notes

In January 1995, CommScope entered into a $10.8 million unsecured loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the IDA Notes). Borrowings under the IDA Notes bear interest at variable rates based upon current market conditions for short-term financing. The interest rate in effect at December 31, 2006 and 2005 was 5.35% and 4.37%, respectively. All outstanding borrowings under the IDA Notes are due on January 1, 2015 and may be redeemed, in whole or in part, at any time prior to the due date subject to notice to the noteholders.

Other Matters

Scheduled maturities of long-term debt are $13 million in 2007 and $10.3 million in 2008. The Company’s $250.0 million of 1% convertible senior subordinated debentures mature in 2024 and are redeemable, in whole or in part, by the Company at any time on or after March 20, 2009 and by the holders on March 20, 2009, March 15, 2014 and March 15, 2019.

The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 2.68% and 2.74% at December 31, 2006 and 2005, respectively.

10.          DERIVATIVES AND HEDGING ACTIVITIES

As of December 31, 2006 and 2005, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros with a notional amount of $14 million. During 2004 and the first nine months of 2005, the swap was designated as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates. Beginning October 1, 2005, portions of the hedging instrument were designated as hedges against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Gains (losses) of $(0.3) million and $0.1 million on the portion designated as a fair value hedge are reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, respectively. The designations of the hedging instrument were effective as of December 31, 2006 and 2005, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The agreement matures on December 1, 2009. The fair value of the hedging instrument, reflected in other noncurrent liabilities, was $7.1 million and $5.8 million as of December 31, 2006 and 2005, respectively.

There were no material reclassifications from accumulated other comprehensive income (loss) to earnings related to derivative and hedging activities during the years ended December 31, 2006, 2005 and 2004.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) for the years ended December 31, 2006 and 2005 consisted of the following:

	2006	2005
Accumulated net loss on derivative instrument, beginning of year	$(4,274)	$(5,716)
Gain (loss) on derivative financial instrument designated as a net investment hedge, net of taxes	(927)	1,442
Accumulated net loss on derivative instrument, end of year	$(5,201)	$(4,274)

11.          EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company, through CSMI or other subsidiaries, sponsors defined contribution retirement savings plans that allow employees to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service. The Company matches a percentage of the employee contributions up to certain limits. The Company contributed $10.2 million in 2006, $8.1 million in 2005 and $8.7 million in 2004 to these retirement savings plans, of which $4.1 million in 2005 and $3.9 million in 2004 was discretionary.

The Company also maintains a noncontributory unfunded defined contribution pension plan (the Restated SERP) for certain active and retired key executives. The Company is not required to make any payments until the participant is eligible to receive retirement benefits under the Plan. During 2006, 2005 and 2004, the Company recognized pretax costs of $1.2 million, $1.1 million and $1.0 million, respectively, representing additional accrued benefits and interest credited under the Restated SERP. Benefit payments to retirees were $0.3 million, $0.1 million and $0.1 million in 2006, 2005 and 2004, respectively. The accrued liability, included in other noncurrent liabilities, was approximately $8.7 million and $7.7 million as of December 31, 2006 and 2005, respectively.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company elected to prospectively recognize the effects of the Act effective July 1, 2004. This reduced the postretirement benefit cost recognized in 2006 by $1.4 million, 2005 by $2.0 million ($4.5 million including the impact on the curtailment loss) and 2004 by $0.6 million.

The following table summarizes information for the defined benefit pension and postretirement benefit plans. The Company uses a December 31 measurement date for the majority of its plans.

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$130,950	$112,327	$94,673	$80,776
Service cost	3,286	3,927	4,553	4,200
Interest cost	6,760	6,257	5,067	4,460
Plan participants’ contributions	173	160	220	31
Actuarial (gain) loss	(3,103)	1,521	(10,285)	511
Plan amendments	(5,928)	—	(554)	—
Curtailment loss and special termination benefits	—	9,600	—	5,922
Benefits paid	(4,468)	(1,667)	(1,368)	(1,224)
Translation loss (gain) and other	1,254	(1,175)	5	(3)
Benefit obligation at end of year	$128,924	$130,950	$92,311	$94,673
Change in plan assets:
Fair value of plan assets at beginning of year	$95,405	$82,019	$8,742	$8,425
Employer and plan participant contributions	15,216	9,611	1,192	1,198
Return on plan assets	13,405	6,420	813	343
Benefits paid	(4,468)	(1,667)	(1,368)	(1,224)
Translation gain (loss) and other	997	(978)	—	—
Fair value of plan assets at end of year	$120,555	$95,405	$9,379	$8,742
Funded status (benefit obligation in excess of fair value of plan assets)	$8,369	$35,545	$82,932	$85,931
Unrecognized net actuarial (loss)		(3,116)		(16,015)
Unrecognized net transition amount		(356)		—
Accrued benefit cost at end of year		$32,073		$69,916
Accumulated benefit obligation at end of year	$123,952	$126,131

As of December 31, 2006, the current and noncurrent portions of pension and postretirement benefit liabilities were $1,306 and $89,995, respectively.

As a result of the implementation of SFAS No. 158 as of December 31, 2006, the Consolidated Balance Sheet was affected as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income taxes (noncurrent)	$17,966	$(2,473)	$15,493
Total assets	1,304,946	(2,473)	1,302,473
Pension and postemployment benefit liabilities	95,521	(5,526)	89,995
Total liabilities	568,895	(5,526)	563,369
Accumulated other comprehensive income	1,722	3,053	4,775
Total stockholders’ equity	736,051	3,053	739,104

The following items have not previously been recognized in net periodic benefit cost and are included in accumulated other comprehensive income for the year ended December 31, 2006 as a result of implementing SFAS No. 158.

	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized net gain (loss)	$5,154	$(4,906)	$248
Unrecognized prior service credits	5,157	468	5,625
Unrecognized transition obligation	(347)	—	(347)
Total	$9,964	$(4,438)	$5,526

Amortization of amounts included in accumulated other comprehensive income as of December 31, 2006 is expected to increase (decrease) net periodic benefit cost during 2007 as follows:

	Pension Benefits	Other Postretirement Benefits	Total
Unrecognized net gain	$—	$103	$103
Unrecognized prior service credits	(771)	(86)	(857)
Unrecognized transition obligation	43	—	43
Total	$(728)	$17	$(711)

Net periodic benefit cost for the defined benefit pension and postretirement benefit plans consisted of the following components:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$3,286	$3,927	$3,373	$4,553	$4,200	$4,158
Interest cost	6,760	6,257	4,998	5,067	4,460	4,598
Recognized actuarial loss	57	—	—	567	(11)	623
Amortization of transition obligation	40	41	40	—	—	—
Amortization of prior service credits	(771)	—	—	(86)	—	—
Curtailment (gain) loss and special termination benefits	—	9,600	626	—	355	(104)
Return on plan assets	(8,005)	(6,299)	(5,007)	(557)	(527)	(554)
Net periodic benefit cost	$1,367	$13,526	$4,030	$9,544	$8,477	$8,721

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

Significant assumptions in determining benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used to determine:
Benefit obligations:
Discount rate	5.70%	5.40%	5.70%	5.80%	5.50%	5.75%
Rate of compensation increase	4.40%	4.40%	4.40%	4.50%	4.50%	4.50%
Net periodic benefit cost:
Discount rate	5.40%	5.70%	5.75%	5.50%	5.75%	6.20%
Rate of return on plan assets	7.80%	7.75%	7.75%	6.25%	6.10%	8.00%
Rate of compensation increase	4.40%	4.40%	4.40%	4.25%	4.25%	4.50%

	2006	2005
Health care cost trend rate assumed for next year	8.7%	9.0%
Ultimate rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of and for the year ended December 31, 2006 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic benefit cost	$2.1	$(1.7)
Effect on postretirement benefit obligation	16.3	(12.7)

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

The Company’s weighted-average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Asset category:
Equity securities	71%	71%	40%	38%
Debt securities	27	27	60	62
Other	2	2	—	—
Total	100%	100%	100%	100%

The Company has no required material contributions but expects to contribute $0.9 million to the defined benefit pension plans and $3.4 million to the postretirement benefit plans during 2007.

The following table summarizes projected benefit payments from pension and postretirement benefit plans through 2016, including benefits attributable to estimated future service, and projected receipts from the Medicare Part D subsidy (in millions).

		Other Postretirement Benefits
	Pension Benefits	Without Medicare Subsidy	Medicare Subsidy
2007	$5.2	$3.4	$(0.1)
2008	6.5	4.0	(0.1)
2009	6.3	4.0	(0.1)
2010	6.8	4.2	(0.1)
2011	8.1	4.5	(0.1)
2012-2016	43.8	25.7	(1.2)

12.          INCOME TAXES

Income before income taxes, including the effect of the OFS BrightWave transactions, includes the results from domestic and international operations as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. companies	$167,703	$49,580	$94,764
Non-U.S. companies	25,792	21,507	17,997
Income before income taxes	$193,495	$71,087	$112,761

The components of the income tax provision (benefit), including the effect of the OFS BrightWave transactions, were as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$51,335	$20,294	$17,938
Foreign	3,268	4,134	2,701
State	868	3,488	337
Current income tax provision	55,471	27,916	20,976
Deferred:
Federal	9,608	(2,592)	11,436
Foreign	72	(2,409)	160
State	(1,789)	(1,806)	4,434
Deferred income tax provision (benefit)	7,891	(6,807)	16,030
Total income tax provision	$63,362	$21,109	$37,006

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	1.7	1.0	0.7
Export sales benefit	(0.2)	(2.3)	(0.2)
Permanent items and other	(1.2)	(0.9)	0.1
Federal and state tax credits	(0.6)	(1.8)	(2.8)
Provision for federal and state tax audit issues	1.1	2.5	—
Foreign tax credits	(0.8)	(2.6)	(2.7)
Foreign tax rate differential	(2.9)	(5.4)	(3.1)
Sub-Part F income tax	1.6	4.0	1.7
Change in valuation allowance	(1.0)	0.2	4.1
Effective income tax rate	32.7%	29.7%	32.8%

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	As of December 31,
	2006	2005
Deferred tax assets:
Accounts receivable and inventory reserves	$14,035	$13,475
Employee benefits	7,378	7,397
Postretirement benefits	34,976	39,482
Foreign net operating losses	20,611	15,051
Basis in OFS BrightWave loan	—	11,254
Cross currency swap loss	3,053	2,509
Federal tax credit carryforward	453	1,740
State net operating losses and tax credit carryforwards	3,751	4,671
Other	6,859	5,134
Total deferred tax assets	91,116	100,713
Valuation allowance	(20,651)	(18,020)
Total deferred tax assets, net of valuation allowance	70,465	82,693
Deferred tax liabilities:
Property, plant and equipment	(11,274)	(10,470)
Goodwill and intangibles	(19,142)	(22,355)
Total deferred tax liabilities	(30,416)	(32,825)
Net deferred tax asset	$40,049	$49,868
Deferred taxes as recorded on the balance sheet:
Current deferred tax asset	$24,556	$25,245
Noncurrent deferred tax asset	15,493	24,623
Net deferred tax asset	$40,049	$49,868

During 2006, the Company increased valuation allowances related to deferred tax assets of certain of its foreign subsidiaries (related primarily to foreign net operating loss carryforwards) by $5.5 million. The impact of this increase in valuation allowances is included as foreign tax rate differential in the above reconciliation of the Company’s effective income tax rate. These loss carryforwards have no expiration date, but are subject to local restrictions limiting their utilization. The valuation allowances related to these deferred tax items were $20.6 million and $15.1 million as of December 31, 2006 and 2005, respectively. The loss carryforwards related to these valuation allowances were $78.1 million as of December 31, 2006.

During 2006, the Company realized $0.3 million (net of federal impact) of state income tax benefits resulting from state net operating loss carryforwards and state credit carryforwards that had previously been subject to a valuation allowance. An additional $0.7 million tax benefit (net of federal impact) related to these carryforward items expired. The remaining $3.5 million (net of federal impact) of credits are expected to be utilized prior to expiration. Accordingly, there was an additional $1.9 million reduction in the valuation allowance related to these items.

During 2006, the Company realized $1.2 million of foreign tax credit carryforward. No valuation allowance was established against the remaining carryforward of $0.5 million as the Company believes it is more likely than not that this carryforward will be realized.

The Company has not established a valuation allowance against the remaining net deferred tax asset of $40.0 million. The Company has determined that the net asset is more likely than not to be realized as the Company has a positive earnings history and is forecasting future taxable earnings.

The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. income taxes have been provided was $79.9 million as of December 31, 2006. Although the Company does not currently intend to repatriate earnings from foreign subsidiaries, foreign tax credits may be available to reduce U.S. taxes in the event of such repatriation.

The Company is regularly audited by various taxing authorities and, occasionally, these audits result in proposed assessments that may ultimately result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for any reasonably foreseeable outcome resulting from differing interpretation of applicable income tax laws and regulations. Included in income taxes payable are reserves of $6.8 million and $4.7 million at December 31, 2006 and 2005, respectively, related to federal and state income tax audit matters.

Income tax expense (benefit) related to gain (loss) on the portion of the Company’s derivative instrument designated as a net investment hedge, included in other comprehensive income, was $(544), $848 and $(1,019) for the years ended December 31, 2006, 2005 and 2004, respectively.

13. EQUITY-BASED COMPENSATION PLANS

On May 5, 2006, the stockholders of the Company approved the 2006 Long Term Incentive Plan (the 2006 Plan), authorizing 2.3 million shares for issuance, of which no more than 1.5 million shares may be full value awards (stock, restricted stock, restricted stock units or performance awards, as defined). Awards under the 2006 Plan may include stock, stock options, restricted stock, restricted stock units, performance units, performance share units, performance-based restricted stock, stock appreciation rights and dividend equivalent rights for employees and non-employee directors of the Company. Approval of the 2006 Plan canceled all shares authorized but not issued under the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the 1997 Plan). Awards granted prior to May 5, 2006 remain subject to the provisions of the 1997 Plan. As of December 31, 2006, 1.7 million shares were available for future grants under the 2006 Plan.

As discussed in Note 2, effective January 1, 2006, the Company adopted SFAS No. 123(R), which requires the fair value of equity-based compensation to be recognized in earnings over the requisite service period. The following table summarizes the impact of equity-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 (in thousands, except per share data):

Cost of sales	$1,455
Selling, general and administrative expense	2,942
Research and development expense	512
Equity-based compensation expense before taxes	4,909
Related income tax benefits	(1,635)
Equity-based compensation expense, net of taxes	$3,274
Net equity-based compensation expense, per common share:
Basic	$0.06
Diluted	$0.05

As of December 31, 2006, $20.0 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a remaining weighted average period of 2.2 years. There were no significant capitalized equity-based compensation costs at December 31, 2006.

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to or greater than the Company’s stock price at the date of grant. These awards generally vest one-third per year over the three years following the grant date and have a contractual term of ten years.

The following tables summarize the Company’s stock option activity and information about stock options outstanding at December 31, 2006 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,440	$16.31
Granted	172	$29.96	$13.66
Exercised	(3,860)	$14.24
Expired or forfeited	(10)	$30.00	$12.51
Outstanding and expected to vest at December 31, 2006	4,742	$18.47		$61,192
Exercisable at December 31, 2006	4,407	$18.01		$59,170

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $52.3 million, $9.6 million and $7.2 million, respectively. The total fair value of options vested during the year ended December 31, 2006 was $0.9 million. All of the non-vested options at December 31, 2006 are expected to vest as they are primarily held by officers and directors.

The exercise prices of outstanding options at December 31, 2006 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $16.50	2,361	5.5	$12.90	2,321	$12.87
16.51 to 24.00	1,621	6.4	$18.36	1,491	$18.22
24.01 to 30.48	171	9.7	$30.18	6	$24.17
30.49 to 47.06	589	3.0	$37.67	589	$37.67
$7.43 to $47.06	4,742	5.6	$18.47	4,407	$18.01

The weighted average remaining contractual life of exercisable options at December 31, 2006 was 5.4 years.

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

The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Valuation assumptions:
Expected option term (years)	5.0	4.7	4.0
Expected volatility	45.0%	44.0%	41.0%
Expected dividend yield	—	—	—
Risk-free interest rate	4.60%	4.20%	3.50%
Weighted average fair value per option	$13.66	$7.85	$6.75

Had the Company accounted for equity-based compensation plans using the fair value based accounting method described by SFAS No. 123 for periods prior to 2006, the Company’s basic and diluted net income per share for the years ended December 31, 2005 and 2004, would have been as follows (in thousands, except per share data):

	2005	2004
Net income, as reported	$49,978	$75,755
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	12,684	7,065
Pro forma net income for basic net income per share	37,294	68,690
Add: Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	2,516	2,049
Pro forma net income for diluted net income per share	$39,810	$70,739
Net income per share:
Basic—as reported	$0.91	$1.32
Basic—pro forma.	$0.68	$1.20
Diluted—as reported	$0.78	$1.15
Diluted—pro forma	$0.59	$1.06

On August 10, 2005, the Compensation Committee of the Company’s Board of Directors amended certain stock option agreements with employees to accelerate the vesting of certain outstanding unvested stock options. Unvested options to purchase 2.1 million shares with an average exercise price of $17.54 per share became exercisable as a result of the vesting acceleration. The intrinsic value of the stock options on the acceleration date was $2.6 million. Pro forma net income for 2005 presented in the table above includes $5.9 million, net of tax, of additional compensation expense determined under the fair value-based method as a result of the accelerated vesting of stock options. The Company recognized no compensation expense associated with these options during the year ended December 31, 2006 as a result of the accelerated vesting in 2005. Had these options not been accelerated, the Company would have recognized an additional $6.5 million in pretax compensation expense for the year ended December 31, 2006.

Performance Share Units and Restricted Stock Units

Performance Share Units issued under the 2006 Plan or Performance Units issued under the 1997 Plan (collectively PSUs) are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets. Such awards vest and shares are issued after three years if the performance targets are met. The fair value of each PSU is determined on the date of grant, based on the Company’s stock price and the likelihood that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probable achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the targets specified in the grants.

Restricted Stock Unit Awards issued under the 2006 Plan or Phantom Stock Awards issued under the 1997 Plan (collectively RSUs) entitle the holder to shares of common stock after a three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the PSU and RSU activity for the year ended December 31, 2006 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2005	484	$19.91
Granted	384	$31.00
Additional PSUs granted related to 2006 performance	103	$19.91
Vested and issued	(1)	$19.91
Forfeited	(18)	$20.07
Outstanding and non-vested at December 31, 2006	952	$24.38

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

The rights become exercisable and will begin to trade separately from the common stock upon the earlier of (i) the first date of public announcement that a person or group (other than pursuant to a Permitted Offer, as defined) has acquired beneficial ownership of 15% or more of the outstanding common stock, or (ii) 10 business days (or such later date as the Board of Directors of the Company may determine) following a person’s or group’s commencement of, or announcement of an intention to commence, a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the common stock. The rights will entitle holders (other than an Acquiring Person, as defined) to purchase common stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction (other than a Permitted Offer, as defined), each right will entitle the holder to purchase $120 worth of the surviving company’s common stock for $60. The Company may redeem the rights for $0.01 each at any time prior to such acquisitions. The rights will expire on June 12, 2007.

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

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, debt instruments and a cross currency swap contract (see Note 10). For cash and cash equivalents, short-term investments classified as available for sale, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2006 and 2005 were considered representative of their fair values due to their short terms to maturity. Quoted market prices were not available for the Company’s senior secured term loan and IDA Notes (see Note 9), but management determined that the fair value of these variable rate debt instruments approximated their carrying value based on terms and conditions that were available to the Company as of December 31, 2006 and 2005 for issuance of debt with similar terms and remaining maturities. The fair value of the Company’s convertible debentures (see Note 9) and short-term investments classified as held-to-maturity was based on quoted market prices. The fair value of the Company’s cross currency swap contract was based on the net present value of the difference between the expected future U.S. dollar cash flows and the expected future euro cash flows.

The carrying amounts and estimated fair values of the Company’s convertible debentures, cross currency swap and short-term investments classified as held-to-maturity as of December 31, 2006 and 2005, are summarized as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible debentures	$250,000	$370,300	$250,000	$258,183
Cross currency swap	7,148	7,148	5,774	5,774
Short-term investments classified as held-to-maturity	20,000	19,997	34,458	34,352

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented.

16.          COMMITMENTS AND CONTINGENCIES

CommScope leases certain equipment and facilities under operating leases expiring at various dates through 2019. Rent expense was $11.8 million in 2006, $11.5 million in 2005, and $8.8 million in 2004. Future minimum rental payments required under operating leases with initial terms of one year or more as of December 31, 2006 are: $9.8 million in 2007; $9.0 million in 2008; $6.8 million in 2009; $4.9 million in 2010; $4.7 million in 2011; and $12.6 million thereafter.

Product warranty reserves are reflected in other current accrued liabilities. The following table summarizes the activity for the years ended December 31, 2006 and 2005 related to the warranty reserves.

	2006	2005
Reserve at beginning of year	$2,035	$1,531
Provision for warranties	194	808
Payments	(139)	(304)
Reserve at end of year	$2,090	$2,035

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

17.                INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

The Company defines its reportable segments by major product category, which is consistent with the manner in which the business is managed, as follows: Enterprise, Broadband and Carrier.

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

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters and connectivity solutions for telephone central offices. These products are primarily used by telecommunications service providers or “carriers.”

The following tables provide summary financial information for these reportable segments as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 (in millions):

	As of December 31,
	2006	2005
Identifiable segment related assets:
Enterprise	$375.1	$352.4
Broadband	365.0	343.2
Carrier	94.5	108.0
Total identifiable segment related assets	834.6	803.6
Reconciliation to total assets:
Cash, cash equivalents and short-term investments	427.9	248.7
Deferred income taxes	40.0	49.9
Total assets	$1,302.5	$1,102.2

	Year Ended December 31,
	2006	2005	2004
Net sales:
Enterprise	$802.3	$662.5	$588.0
Broadband	550.2	459.6	422.8
Carrier	273.1	217.4	143.5
Inter-segment eliminations	(1.7)	(2.3)	(1.6)
Consolidated net sales	$1,623.9	$1,337.2	$1,152.7
Operating income (loss):
Enterprise	$95.9	$34.1	$22.3
Broadband	34.3	47.8	29.2
Carrier	28.4	(7.0)	(45.6)
Consolidated operating income	$158.6	$74.9	$5.9
Depreciation and amortization:
Enterprise	$30.2	$33.2	$29.8
Broadband	20.2	21.8	23.8
Carrier	5.2	5.2	6.9
Consolidated depreciation and amortization	$55.6	$60.2	$60.5

Customer Information

Sales to Anixter International Inc. and its affiliates (Anixter), our largest distributor, accounted for 29%, 32% and 35% of the Company’s total net sales during 2006, 2005 and 2004, respectively. These sales were primarily within the Enterprise segment. No other customer accounted for 10% or more of the Company’s total net sales for 2006, 2005 or 2004.

Accounts receivable from Anixter represented 29% and 33% of net accounts receivable as of December 31, 2006 and 2005, respectively. No other customer accounted for more than 10% of the Company’s net accounts receivable as of December 31, 2006 or 2005.

Sales to related parties were less than 1% of net sales in 2006, less than 2% of net sales in 2005 and less than 1% of net sales in 2004. Trade accounts receivable from related parties were less than 1% of the Company’s total trade accounts receivable balance as of December 31, 2006 and 1% as of December 31, 2005. In the fourth quarter of 2002, Furukawa became a related party to the Company as a result of Furukawa’s acquisition of approximately 13% of CommScope’s common stock. As of June 14, 2004, when CommScope restructured its relationship with Furukawa (see Note 5), Furukawa was no longer considered a related party. Purchases of optical fiber from OFS Fitel, LLC, a wholly owned subsidiary of Furukawa for the period from January 1, 2004 through June 14, 2004, were less than 1% of CommScope’s total operating costs and expenses for the calendar year. Purchases from all other related parties were less than 1% of operating costs and expenses in 2006, 2005 and 2004. As of December 31, 2006 and 2005, less than 1% of the Company’s trade accounts payable were to related parties.

Geographic Information

Sales to customers located outside of the United States comprised 32%, 34% and 32% of total net sales in 2006, 2005 and 2004, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
United States	$1,111.7	$886.8	$779.0
Europe, Middle East and Africa	235.0	208.4	184.1
Asia/Pacific Rim	134.8	123.0	98.9
Latin America	111.3	84.9	65.3
Canada	31.1	34.1	25.4
Consolidated net sales	$1,623.9	$1,337.2	$1,152.7

Long-lived assets, excluding intangibles, financial instruments and deferred taxes, consisted substantially of property, plant and equipment and were dispersed by geographic area as follows (in millions):

	As of December 31,
	2006	2005	2004
United States	$188.9	$200.3	$256.8
Europe, Middle East and Africa	20.8	23.2	27.8
Asia/Pacific Rim	20.9	16.9	15.7
Latin America	11.4	12.5	11.2
Total long-lived assets, as defined above	$242.0	$252.9	$311.5

18.                SUPPLEMENTAL CASH FLOW INFORMATION

	As of December 31,
	2006	2005	2004
Cash paid during the year for:
Income taxes	$47,362	$22,141	$11,657
Interest	5,980	6,186	6,800
Noncash investing and financing activities:
Asset previously classified as held for sale transferred from prepaid and other current assets to property, plant and equipment at carrying value	$10,190	$—	$—
Fair value, less costs to sell, of assets held for sale transferred from property, plant and equipment to other current assets	—	10,190	—
Fair value of CommScope, Inc. common stock received from Furukawa in exchange for CommScope’s transfer of its investment in OFS BrightWave to Furukawa	—	—	132,311
Fair value of CommScope, Inc. common stock issued as partial consideration for Connectivity Solutions acquisition	—	—	32,853

19.                QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006:
Net sales	$352,254	$411,881	$466,100	$393,711
Gross profit	84,739	108,548	139,813	110,985
Operating income(a)	19,348	38,086	64,852	36,298
Net income(b)	12,727	46,646	43,590	27,170
Net income per share, basic	0.22	0.80	0.74	0.46
Net income per share, diluted	0.19	0.65	0.61	0.38
Fiscal 2005:
Net sales	$309,054	$336,711	$345,613	$345,787
Gross profit	72,162	88,609	94,536	89,168
Operating income(c)(d)	8,481	24,610	19,934	21,837
Net income	5,534	16,304	11,522	16,618
Net income per share, basic	0.10	0.30	0.21	0.30
Net income per share, diluted	0.09	0.25	0.18	0.25

(a)           Operating income for each quarter of 2006 included pretax restructuring charges of, in chronological order, $3,749, $4,004, $3,011 and $1,814.

(b)          Net income for the second quarter of 2006 included a gain of $18,625 on an OFS BrightWave note receivable, net of tax.

(c)           Operating income for each quarter of 2005 included pretax restructuring charges of, in chronological order, $2,029, $1,546, $16,553 and $18,430.

(d)          Operating income for the fourth quarter of 2005 included the recovery of $13,246 in bad debt expense related to Adelphia accounts receivable.

CommScope, Inc.
Schedule II—Valuation and Qualifying Accounts
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
Deducted from assets:
Allowance for doubtful accounts
Year ended December 31, 2006	$13,644	$2,444	$—	$2,627	$13,461
Year ended December 31, 2005(3)	$12,761	$2,607	$—	$1,724	$13,644
Year ended December 31, 2004	$12,145	$2,597	$1,251	$3,232	$12,761

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

Other than the implementation of a new enterprise resource planning (ERP) system, discussed below, there were no changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended December 31, 2006, we completed the migration of the ERP system, including the financial management module, used by certain of our affiliates in the Asia/Pacific region to a common platform. This initiative was a step in transitioning all of our operations to a common ERP platform in order to improve the effectiveness and efficiency of our operations. This initiative was not in response to any identified weakness or deficiency in our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of CommScope is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

CommScope management assessed the effectiveness of CommScope’s internal control over financial reporting as of December 31, 2006. In making this assessment, CommScope’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2006, CommScope’s internal control over financial reporting is effective based on those criteria.

CommScope’s independent auditors have issued an audit report on management’s assessment of CommScope’s internal control over financial reporting. This report appears immediately below.

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CommScope, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CommScope, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 1, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is contained in Part I, Item 4 of this Form 10-K and the sections captioned “Management of the Company—Board of Directors of the Company,” “Management of the Company—Committees of the Board of Directors—Board Meetings,” and “Management of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” included in our 2007 Proxy Statement, which sections are incorporated herein by reference.

Code of Ethics for Principal Executive and Senior Financial and Accounting Officers

We have adopted the CommScope, Inc. Code of Ethics for Principal Executive and Senior Financial and Accounting Officers (the “Senior Officer Code of Ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The Senior Officer Code of Ethics is publicly available on our web site at www.commscope.com. If we make an amendment to, or grant a waiver from, a provision of the Senior Officer Code of Ethics, we will disclose the nature of such waiver or amendment on our web site.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by this Item is contained in the section captioned “Management of the Company” in our 2007 Proxy Statement and is incorporated by reference herein. The section captioned “Management of the Company—Compensation Committee Report on Compensation of Executive Officers” in our 2007 Proxy Statement is not incorporated by reference herein.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is contained in the sections captioned “Beneficial Ownership of Common Stock” and “Management of the Company—Equity Compensation Plan Information” in our 2007 Proxy Statement, which sections are incorporated by reference herein.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in the section captioned “Management of the Company—Certain Relationships and Related Transactions” in our 2007 Proxy Statement and is incorporated by reference herein.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is contained in the section captioned “Independent Auditors” in our 2007 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents Filed as Part of this Report:

1.	Financial Statements
The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts. Included under Part II, Item 8.
Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	List of Exhibits. See Index of Exhibits included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMSCOPE, INC.
Date: March 1, 2007	By:	/s/ FRANK M. DRENDEL
Frank M. Drendel
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK M. DRENDEL	Chairman of the Board and Chief	March 1, 2007
Frank M. Drendel	Executive Officer
/s/ JEARLD L. LEONHARDT	Executive Vice President and Chief	March 1, 2007
Jearld L. Leonhardt	Financial Officer (Principal financial officer)
/s/ WILLIAM R. GOODEN	Senior Vice President and Controller	March 1, 2007
William R. Gooden	(Principal accounting officer)
/s/ BOYD L. GEORGE	Director	March 1, 2007
Boyd L. George
/s/ GEORGE N. HUTTON, JR.	Director	March 1, 2007
George N. Hutton, Jr.
/s/ KATSUHIKO OKUBO	Director	March 1, 2007
Katsuhiko Okubo
/s/ RICHARD C. SMITH	Director	March 1, 2007
Richard C. Smith
/s/ JUNE E. TRAVIS	Director	March 1, 2007
June E. Travis
/s/ JAMES N. WHITSON	Director	March 1, 2007
James N. Whitson

Index of Exhibits

Exhibit No.	Description
2.1

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

4.4

Indenture, dated as of March 24, 2004, between CommScope, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-12929)).

4.5

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

10.2.1

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

10.10.1

Amendment No. 1, dated as of October 9, 2002, to the Amended and Restated Memorandum of Understanding, dated as of November 15, 2001, by and between The Furukawa Electric Co., Ltd. and CommScope, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated October 9, 2002 (File No. 1-12929)).

10.10.2

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

10.11.1

First Amendment to Revolving Credit Agreement, dated as of October 9, 2002, by and between CommScope Optical Technologies, Inc. and OFS BrightWave, LLC (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12929)).

10.11.2

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

10.13

Letter Agreement dated October 26, 2003 by and between CommScope, Inc., SS Holdings, LLC and Avaya Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).

10.14+

Form of CommScope, Inc. 1997 Long-Term Incentive Plan Employee Performance Unit Award Agreement (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated December 15, 2005 (File No. 1-12929)).

10.15+

Form of CommScope, Inc. 2006 Long Term Incentive Plan Nonqualified Stock Option Agreement (Annual) and Employee Performance Share Unit Award Agreement (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated December 15, 2006 (File No. 1-12929)).

10.16+	Amended and Restated CommScope, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated February 28, 2007 (File No. 1-12929)).
21	Subsidiaries of the Registrant.
23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).

+                Management Compensation.