Form 10-Q
period 2007-03-31
COMMSCOPE INC
filed 2007-05-01
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

As of April 19, 2007 there were 61,230,908 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
March 31, 2007
Table of Contents

CommScope, Inc.
Condensed Consolidated Statements of Operations
(Unaudited — In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$435,452	$352,254

Operating costs and expenses:
Cost of sales	303,508	267,515
Selling, general and administrative	59,682	54,177
Research and development	7,869	7,465
Restructuring costs	729	3,749
Total operating costs and expenses	371,788	332,906

Operating income	63,664	19,348
Other income (expense), net	169	638
Interest expense	(1,893)	(1,985)
Interest income	4,496	2,053

Income before income taxes	66,436	20,054
Income tax expense	(20,581)	(7,327)

Net income	$45,855	$12,727

Net income per share:
Basic	$0.76	$0.22
Assuming dilution	$0.63	$0.19

Weighted average shares outstanding:
Basic	60,247	56,724
Assuming dilution	73,632	70,667

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Balance Sheets
(Unaudited — In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
Assets

Cash and cash equivalents	$296,686	$276,042
Short-term investments	163,082	151,868
Total cash, cash equivalents and short-term investments	459,768	427,910

Accounts receivable, less allowance for doubtful accounts of $13,017 and $13,461, respectively	230,292	186,824
Inventories	168,473	153,596
Prepaid expenses and other current assets	12,647	14,914
Deferred income taxes	27,312	24,556
Total current assets	898,492	807,800

Property, plant and equipment, net	237,788	242,012
Goodwill	151,381	151,378
Other intangibles, net	62,761	63,967
Deferred income taxes	13,762	15,493
Other assets	21,893	21,823

Total Assets	$1,386,077	$1,302,473

Liabilities and Stockholders’ Equity

Accounts payable	$82,223	$74,927
Other accrued liabilities	91,409	95,316
Current portion of long-term debt	23,800	13,000
Total current liabilities	197,432	183,243

Long-term debt	257,050	271,100
Pension and postretirement benefit liabilities	92,634	89,995
Other noncurrent liabilities	27,797	19,031
Total Liabilities	574,913	563,369

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 71,138,199 at March 31, 2007 and 69,934,533 at December 31, 2006; Issued and outstanding shares: 60,938,199 at March 31, 2007 and 59,734,533 at December 31, 2006	711	699
Additional paid-in capital	563,161	532,344
Retained earnings	386,621	346,821
Accumulated other comprehensive loss	6,206	4,775
Treasury stock, at cost: 10,200,000 shares at March 31, 2007 and December 31, 2006	(145,535)	(145,535)
Total Stockholders’ Equity	811,164	739,104

Total Liabilities and Stockholders’ Equity	$1,386,077	$1,302,473

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited — In thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating Activities:
Net income	$45,855	$12,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,372	14,216
Equity-based compensation	2,641	1,020
Deferred income taxes	(4,855)	1,614
Changes in assets and liabilities:
Accounts receivable	(42,945)	(25,465)
Inventories	(14,512)	(8,295)
Prepaid expenses and other current assets	2,290	(958)
Accounts payable and other accrued liabilities	7,384	(10,729)
Other noncurrent liabilities	2,494	(2,286)
Other	(43)	(237)
Net cash provided by (used in) operating activities	10,681	(18,393)

Investing Activities:
Additions to property, plant and equipment	(4,077)	(6,762)
Net purchases of short-term investments	(11,214)	(6,645)
Proceeds from disposal of fixed assets	85	297
Acquisition of MC2 product line	—	(13,810)
Net cash used in investing activities	(15,206)	(26,920)

Financing Activities:
Principal payments on long-term debt	(3,250)	(3,250)
Proceeds from the issuance of shares under equity-based compensation plans	19,295	27,670
Tax benefit from the issuance of shares under equity-based compensation plans	8,893	7,143
Net cash provided by financing activities	24,938	31,563

Effect of exchange rate changes on cash	231	427

Change in cash and cash equivalents	20,644	(13,323)
Cash and cash equivalents, beginning of period	276,042	146,549
Cash and cash equivalents, end of period	$296,686	$133,226

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
(Unaudited — In thousands, except share amounts)

	Three Months Ended
	March 31,
	2007	2006

Number of common shares outstanding:
Balance at beginning of period	59,734,533	55,873,347
Issuance of shares under equity-based compensation plans	1,203,666	1,969,003
Balance at end of period	60,938,199	57,842,350

Common stock:
Balance at beginning of period	$699	$661
Issuance of shares under equity-based compensation plans	12	20
Balance at end of period	$711	$681

Additional paid-in capital:
Balance at beginning of period	$532,344	$462,842
Issuance of shares under equity-based compensation plans	19,283	27,650
Tax benefit from shares issued under equity-based compensation plans	8,893	7,143
Equity-based compensation expense recognized	2,641	1,020
Expiration of registration rights	—	500
Reclassification due to adoption of SFAS No. 123(R)	—	(8,980)
Balance at end of period	$563,161	$490,175

Deferred equity-based compensation:
Balance at beginning of period	$—	$(8,980)
Reclassification due to adoption of SFAS No. 123(R)	—	8,980
Balance at end of period	$—	$—

Retained earnings:
Balance at beginning of period	$346,821	$216,688
Net income	45,855	12,727
Impact of adoption of FIN 48	(6,055)	—
Balance at end of period	$386,621	$229,415

Accumulated other comprehensive income (loss):
Balance at beginning of period	$4,775	$(3,651)
Other comprehensive income, net of tax	1,431	2,917
Balance at end of period	$6,206	$(734)

Treasury stock, at cost:
Balance at beginning and end of period	$(145,535)	$(145,535)

Total stockholders’ equity	$811,164	$574,002

	Three Months Ended
	March 31,
	2007	2006

Comprehensive income:
Net income	$45,855	$12,727
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)—foreign subsidiaries	500	(1,361)
Foreign currency transaction gain (loss) on long-term intercompany loans—foreign subsidiaries	1,146	4,449
Gain (loss) on derivative financial instrument designated as a net investment hedge	(102)	(171)
Amortization of unrecognized pension and other postretirement benefit amounts	(113)	—
Total other comprehensive income, net of tax	1,431	2,917

Total comprehensive income	$47,286	$15,644

See notes to condensed consolidated financial statements.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited—In Thousands, Unless Otherwise Noted)

1.             BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc., through its wholly owned subsidiaries (CommScope or the Company), is a world leader in infrastructure solutions for communications networks. Our highly engineered cable and connectivity solutions enable a host of information-rich and interactive services that are delivered to the home, office and mobile devices. The Company focuses on the “last mile” in communications networks, which is the distribution access or final link to the customer. The Company is a global leader in structured cabling for business enterprise applications. The Company believes it is a global leader in broadband coaxial cables for the cable television industry. The Company is an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States. The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable products for data networking, Internet access, wireless communication, telephony and other broadband applications.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for the three months ended March 31, 2007 and 2006 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2007 other than the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is discussed below. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2006 Form 10-K as well as the use of estimates in the recognition and measurement of tax benefits arising from uncertain tax positions as required by FIN 48. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2006 Form 10-K.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 30% and 28% of the Company’s total net sales during the three months ended March 31, 2007 and 2006, respectively.  Sales to Anixter primarily originate within the Enterprise segment.

Net sales to Alcatel-Lucent, an original equipment manufacturer (OEM) for a large telecommunications company, accounted for approximately 12% of the Company’s total net sales during the three months ended March 31, 2007.  Sales to Alcatel-Lucent primarily originate within the Carrier segment.  Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2007 and 2006.

Accounts receivable from Anixter represented approximately 34% and accounts receivable from Alcatel-Lucent represented approximately 13% of net accounts receivable as of March 31, 2007. No other customer accounted for 10% or more of the Company’s net accounts receivable as of March 31, 2007.

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

Activity in the product warranty accrual, included in other accrued liabilities, for the three months ended March 31, 2007 and 2006 consisted of the following:

	2007	2006
Product warranty accrual, beginning of period	$2,090	$2,035
Provision for warranty claims	14	447
Less: Warranty claims paid	(1)	(136)
Product warranty accrual, end of period	$2,103	$2,346

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

Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income for basic net income per share	$45,855	$12,727
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	629
Income available to common shareholders for diluted net income per share	$46,484	$13,356

Denominator:
Weighted average number of common shares outstanding for basic net income per share	60,247	56,724
Effect of dilutive securities:
Employee stock options (a)	1,534	2,373
Restricted stock, phantom stock and performance units	357	76
1% convertible senior subordinated debentures due 2024	11,494	11,494
Weighted average number of common and potential common shares outstanding for diluted net income per share	73,632	70,667

(a)   Options to purchase approximately 0.5 million and 0.6 million common shares were excluded from the computation of net income per share, assuming dilution, for the three months ended March 31, 2007 and 2006, respectively, because they would have been antidilutive.

Income Tax Uncertainties

The Company adopted the provisions of FIN 48 as of January 1, 2007, resulting in a $4.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to opening retained earnings.  In addition, the Company reduced a long-term deferred tax asset by $4.0 million with an offsetting reduction to opening retained earnings of $1.9 million and an increase of $2.1 million to long-lived assets as a purchase accounting adjustment.  In the three months ended March 31, 2007, there was a $0.6 million increase in the balance of unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return as well as consolidated or individual subsidiary returns in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 1997.  The Internal Revenue Service (IRS) commenced an examination of the Company’s 2004 and 2005 U.S. income tax returns in 2006 that is expected to be completed by the end of 2007.  As of January 1, 2007, the IRS has proposed certain significant adjustments to the Company’s research and development tax credit positions related to years prior to 2004.  The Company is currently protesting those proposed adjustments.  If unsuccessful, the Company anticipates that it is reasonably possible that an additional payment will be made in the following twelve months and that such payment would not be material to the Company’s financial position.  Any other positions for which it is reasonably possible that the unrecognized tax benefits may significantly increase or decrease in the next 12 months are also not expected to be material to the Company’s financial position.

The Company’s unrecognized tax benefits of $15.0 million include $12.9 million that, if recognized, would favorably affect the effective tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, the Company had accrued approximately $4.7 million for the payment of interest and penalties.  No material changes to the accrued amounts occurred in the three months ended March 31, 2007.

Impact of Newly Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires that the underfunded or overfunded position of defined benefit plans be fully recognized as a liability or asset on the balance sheet of the sponsor. SFAS No. 158 does not change how the expense related to such plans is determined. The Company’s accrued benefit liability was adjusted as of December 31, 2006 to fully recognize the underfunded portion of the Company’s plans as a result of implementing SFAS No. 158. The provisions of SFAS No. 158 requiring that plan assets and obligations be measured as of the year-end balance sheet date are not required to be adopted until December 31, 2008, though earlier adoption is permitted. The Company does not expect that there will be a material impact on results of operations or financial position from applying the provisions to be adopted by 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to carry most financial assets or liabilities at fair value, with changes in fair value recorded in earnings.  The Company is required to adopt SFAS No. 159 on January 1, 2008, though earlier adoption is permitted.  The Company currently does not plan to measure any of its financial assets and liabilities at fair value under the provisions of SFAS No. 159 and, therefore, does not anticipate a material impact to its results of operations or financial position related to the adoption of this standard.

2.             ACQUISITIONS

MC2 Product Line

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

Signal Vision, Inc.

In March 2007, the Company entered into an agreement to acquire substantially all of the assets and assume certain current liabilities of Signal Vision, Inc., a leading supplier of broadband radio frequency subscriber products, for approximately $18 million, subject to certain adjustments. The acquisition, which is subject to due diligence and customary closing conditions, is expected to close during the second quarter of 2007.

Connectivity Solutions

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

3.             BALANCE SHEET DETAILS

Short-term Investments

At March 31, 2007 and December 31, 2006, the Company’s short-term investments were composed of the following:

	March 31,	December 31,
	2007	2006
Available for sale	$163,082	$131,868
Held-to-maturity	—	20,000
	$163,082	$151,868

At March 31, 2007, there were no held-to-maturity short-term investments.   At December 31, 2006, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$10,000	$—	$—	$10,000
Federal agency notes	10,000	—	(3)	9,997
	$20,000	$—	$(3)	$19,997

Inventories

	March 31,	December 31,
	2007	2006

Raw materials	$56,710	$56,888
Work in process	44,608	38,936
Finished goods	67,155	57,772
	$168,473	$153,596

4.             LONG-TERM DEBT

	March 31,	December 31,
	2007	2006
Senior secured term loan	$20,050	$23,300
1% convertible senior subordinated debentures	250,000	250,000
IDA notes	10,800	10,800
	280,850	284,100
Less: Current portion	(23,800)	(13,000)
	$257,050	$271,100

See Note 9 in the Notes to the Consolidated Financial Statements in the 2006 Form 10-K for information on the terms and conditions of the senior secured credit facility. As of March 31, 2007, the Company had availability of approximately $67 million and no outstanding borrowings under the senior secured revolving credit facility. The interest rate on the senior secured term loan was 6.86% and 6.87% at March 31, 2007 and December 31, 2006, respectively. Management believes the Company was in compliance with all of its covenants under this facility as of March 31, 2007.

See Note 9 in the Notes to the Consolidated Financial Statements in the 2006 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures and the IDA notes. The estimated fair value of the Company’s convertible debentures as of March 31, 2007 and December 31, 2006 was $500.7 million and $370.3 million, respectively.  On April 10, 2007, the Company notified the holders of the IDA notes of its intent to redeem the IDA notes on May 1, 2007. Accordingly, the IDA notes are included in the current portion of long-term debt as of March 31, 2007.

5.   RESTRUCTURING CHARGES

In August 2005, the Board of Directors of CommScope adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among CommScope’s global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006. As a result of these initiatives, the Company recognized pretax charges during the three months ended March 31, 2007 and 2006 as follows:

	Enterprise Segment	Broadband Segment	Carrier Segment	Total
Three months ended March 31, 2007	$488	$155	$86	$729
Three months ended March 31, 2006	3,010	739	—	3,749

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Equipment Relocation Costs	Asset Impairment Charges	Total
Balance as of December 31, 2006	$1,510	$—	—	$1,510
Additional charge recorded	(96)	825	—	729
Cash paid	(1,061)	(825)	—	(1,886)
Balance as of March 31, 2007	$353	$—	—	$353

Employee-related costs include the expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive severance benefits.  A pretax charge of $1.9 million was recognized in the three months ended March 31, 2006 for employee-related costs.  Additional pretax employee-related costs of less than $0.1 million are expected to be recognized during the balance of 2007.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. A pretax charge of $1.8 million was recognized in the three months ended March 31, 2006 for equipment relocation costs.  These costs are recognized as the expenses are incurred, and additional pretax costs of less than $0.3 million are expected to be recognized during the balance of 2007.

No asset impairment charges were recognized during the three months ended March 31, 2007 or 2006. The Company is attempting to sell land and buildings that are no longer in use.  These assets have a net carrying value of $15.6 million as of March 31, 2007 and $15.8 million as of December 31, 2006 and are reflected as property, plant and equipment in the Condensed Consolidated Balance Sheets.  Additional net impairment charges or gains may be incurred or realized upon the disposition of these or other excess assets.

6.   DERIVATIVES AND HEDGING ACTIVITIES

As of March 31, 2007 and 2006, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros with a notional amount of $14 million. A portion of the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates and the remainder of the swap was designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Pretax losses of $41 and $48 on the portion designated as a fair value hedge are reflected in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, respectively. The designations of the hedging instrument were effective as of March 31, 2007 and 2006, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.

The fair value of the derivative instrument, reflected in other noncurrent liabilities, was approximately $7.3 million and $7.1 million as of March 31, 2007 and December 31, 2006, respectively.

There were no material reclassifications from accumulated other comprehensive income (loss) to earnings related to derivatives and hedging activities during the three months ended March 31, 2007 and 2006.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2007	2006
Accumulated net loss on derivative instrument, beginning of period	$(5,201)	$(4,274)
Loss on derivative financial instrument designated as a net investment hedge, net of taxes	(102)	(171)
Accumulated net loss on derivative instrument, end of period	$(5,303)	$(4,445)

During the three months ended March 31, 2007 and 2006, the income tax benefit related to the loss on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $60 and $101, respectively.

7.       EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$778	$814	$1,039	$1,128
Interest cost	1,801	1,725	1,319	1,229
Recognized actuarial loss	—	13	26	140
Amortization of prior service cost	(193)	(97)	(22)	(132)
Amortization of transition obligation	11	10	—	—
Return on plan assets	(2,191)	(1,967)	(118)	(139)
Net periodic benefit cost	$206	$498	$2,244	$2,226

The Company contributed approximately $0.2 million to its pension plans during the three months ended March 31, 2007 and anticipates making additional contributions of up to $4.3 million to these plans during 2007. The Company contributed approximately $0.9 million to its other postretirement benefit plans during the three months ended March 31, 2007 and anticipates making additional contributions of approximately $2.5 million to these plans during 2007.

8. EQUITY-BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. The following table summarizes the impact of equity-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006:

	2007	2006
Cost of sales	$603	$298
Selling, general and administrative expense	1,783	611
Research and development expense	255	111
Equity-based compensation expense before taxes	2,641	1,020
Less: Related income tax benefits	(879)	(340)
Equity-based compensation expense, net of taxes	$1,762	$680

As of March 31, 2007, $19.6 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.9 years. There were no significant capitalized equity-based compensation costs at March 31, 2007.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2007 (in thousands,

except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2006	4,742	$18.47
Exercised	(1,204)	$16.03
Expired or forfeited	(2)	$38.38	$16.43
Outstanding and expected to vest at March 31, 2007	3,536	$19.29		$83,521
Exercisable at March 31, 2007	3,207	$18.73		$77,527

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $25.5 million and $21.2 million, respectively. All of the non-vested options at March 31, 2007 are expected to vest as they are primarily held by senior management and directors.

The exercise prices of outstanding options at March 31, 2007 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $16.50	1,629	5.6	$12.74	1,596	$12.70
16.51 to 24.00	1,209	6.3	$18.45	1,079	$18.27
24.01 to 42.90	694	4.4	$35.94	528	$37.67
42.91 to 47.06	4	3.0	$45.78	4	$45.78
$7.43 to $47.06	3,536	5.6	$19.29	3,207	$18.73

Performance Share Units

The following table summarizes the performance share unit activity for the three months ended March 31, 2007 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2006	449	$23.26
Forfeited	(1)	$19.91
Outstanding and non-vested at March 31, 2007	448	$23.34

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2007 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2006	503	$24.78
Granted	8	$36.81
Forfeited	(5)	$25.22
Outstanding and non-vested at March 31, 2007	506	$24.97

9.             SEGMENTS

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

The following tables provide summary financial information by segment as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 (in millions):

	As of March 31, 2007	As of December 31, 2006
Identifiable segment-related assets:
Enterprise	$386.3	$375.1
Broadband	385.5	365.0
Carrier	113.4	94.5
Total identifiable segment-related assets	885.2	834.6

Reconciliation to total assets:
Cash, cash equivalents and short-term investments	459.8	427.9
Deferred income taxes	41.1	40.0
Total assets	$1,386.1	$1,302.5

	Three Months Ended March 31,
	2007	2006
Net sales:
Enterprise	$200.9	$172.1
Broadband	148.1	125.9
Carrier	87.1	54.7
Inter-segment eliminations	(0.6)	(0.4)
Consolidated net sales	$435.5	$352.3

Operating income:
Enterprise	$29.5	$11.3
Broadband	21.6	8.0
Carrier	12.6	—
Consolidated operating income	$63.7	$19.3

10.          SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2007	2006
Cash paid during the period for:
Income taxes	$1,081	$1,681
Interest	2,047	2,190

Noncash investing and financing activities:
Asset previously classified as held for sale transferred from prepaid and other current assets to property, plant and equipment at estimated fair value	$—	$10,190

11.          SUBSEQUENT EVENTS

The Company consummated its acquisition of substantially all of the assets and assumption of certain current liabilities of Signal Vision, Inc. on May 1, 2007.

The Company redeemed the $10.8 million of IDA notes on May 1, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2007 and 2006 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies included in our 2006 Annual Report on Form 10-K.

Overview

CommScope, Inc. is a world leader in infrastructure solutions for communications networks. Our highly engineered cable and connectivity solutions enable a host of information-rich and interactive services that are delivered to the home, office and mobile devices. We focus on the “last mile” in communications networks, which is the distribution access or final link to the customer. We believe we are a global leader in structured cabling for business enterprise applications and a global leader in broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable and related products for data networking, Internet access, wireless communication, telephony and other broadband applications. We are an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2006 Annual Report on Form 10-K other than the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (see Note 1 in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q).

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 WITH THE THREE MONTHS ENDED MARCH 31, 2006

	Three Months Ended March 31,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$435.5	100.0%	$352.3	100.0%	$83.2	23.6%
Gross profit	131.9	30.3	84.7	24.1	47.2	55.7
SG&A expense	59.7	13.7	54.2	15.4	5.5	10.2
R&D expense	7.9	1.8	7.5	2.1	0.4	5.4
Restructuring costs	0.7	0.2	3.7	1.1	(3.0)	(80.6)
Net income	45.9	10.5	12.7	3.6	33.1	260.3
Net income per diluted share	0.63		0.19

Net sales

The increase in net sales for the three months ended March 31, 2007 over the comparable prior year period is attributable to growth in domestic sales for all three segments and growth in international sales for the Broadband and Enterprise segments. The improvement in net sales can be attributed to sales volume increases from improved project business, the positive impact of price increases implemented in 2006 for certain products in response to significant increases in the costs of raw materials and improved economic conditions for the telecommunications industry. International sales increased 19.4% year over year due primarily to strong customer demand.  International sales decreased as a percentage of total net sales from 30.4% for the three months ended March 31, 2006 to 29.4% for the three months ended March 31, 2007, largely due to strong growth in Carrier segment sales, which are primarily domestic. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The year-over-year increase in gross profit of $47.2 million and gross profit margin to 30.3% from 24.1% was primarily due to higher sales levels, the impact of expense reduction efforts, an improvement in the mix of products sold and the impact of price increases implemented in 2006 for certain products in response to increases in costs of raw materials.

We expect continued volatility in the costs of certain raw materials, particularly copper, aluminum and plastics and other polymers, which are derived from oil and natural gas. Changes in pricing in response to volatility in raw material costs may reduce gross profit and gross profit margin if we delay implementing price increases, are unable to achieve market acceptance of future price increases or implement price reductions in response to a rapid decline in raw material costs.

Selling, general and administrative expense

The year-over-year increase in selling, general and administrative expense (SG&A) of $5.5 million was partially due to higher marketing costs associated with the higher level of sales as well as a $1.2 million increase in equity-based compensation. The decrease in SG&A expense as a percentage of sales can be primarily attributed to the increased level of net sales.

Research and development

Research and development (R&D) expense increased by $0.4 million year over year. R&D expense as a percentage of net sales decreased modestly to 1.8% for the three months ended March 31, 2007 compared to 2.1% for the three months ended March 31, 2006. This year-over-year decrease in R&D expense as a percentage of net sales is mainly due to the increased level of net sales. The ongoing R&D activities generally relate to bringing new products to market and to modifying existing products to better serve our customers.

Restructuring Costs

We recognized pretax restructuring costs of $0.7 million in the first quarter of 2007. These costs resulted from the continued implementation of the global manufacturing initiatives which began during the third quarter of 2005. Included in the costs incurred during the first quarter of 2007 were equipment relocation costs of $0.8 million, which consisted of costs directly related to shifting manufacturing capacity among our global manufacturing facilities including costs to uninstall, pack, ship and re-install equipment as well as costs to prepare the receiving facility to accommodate the equipment. There was also a credit of $0.1 million for employee-related costs resulting from the release of severance accrual related to employees who accepted other positions with the Company once their positions were eliminated.  During the first quarter of 2006, we recognized $3.7 million of pretax restructuring costs related to the global manufacturing initiatives.

We anticipate that we will recognize additional pretax restructuring charges of up to $0.4 million during the balance of 2007 to complete the implementation of the global manufacturing initiatives.

As a result of restructuring actions, there continues to be significant unutilized real estate at the Omaha facility as well as the unutilized Scottsboro, Alabama facility.  We are attempting to sell or lease all of this unutilized space. As of March 31, 2007, assets with a net book value of $15.6 million, which are classified as property, plant and equipment, are being marketed for sale.  Additional charges, which are not expected to be material, may be incurred in completing this process.

Net interest income

We recognized net interest income of $2.6 million for the three months ended March 31, 2007 compared to $0.1 million for the three months ended March 31, 2006. The increase was due to the impact of significantly higher balances of invested funds (cash, cash equivalents and short-term investments) as well as improved rates of return on invested balances. Interest expense declined slightly as a result of lower levels of outstanding debt due to scheduled principal repayments. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, was essentially unchanged at 2.63% as of March 31, 2007 compared to 2.68% as of December 31, 2006.

Income taxes

Our effective income tax rate was 31.0% for the three months ended March 31, 2007 compared to 36.5% for the three months ended March 31, 2006. The tax provision for the three months ended March 31, 2006 included $0.4 million related to adjustments of reserves established as a result of matters raised by various taxing authorities during audits of prior tax returns and other adjustments that resulted from the completion or amendment of prior year tax returns. The effective rate excluding these items was 34.3%. Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, offset to some extent by state income taxes. The benefits from international activities in lower tax rate jurisdictions were greater during the three months ended March 31, 2007 than during the three months ended March 31, 2006 due to changes in the mix of earnings among foreign and domestic entities.

Segment Results

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Enterprise	$200.9	46.1%	$172.1	48.9%	$28.8	16.7%
Broadband	148.1	34.0	125.9	35.7	22.2	17.6
Carrier	87.1	20.0	54.7	15.5	32.4	59.2
Inter-segment eliminations	(0.6)	(0.1)	(0.4)	(0.1)	(0.2)
Consolidated net sales	$435.5	100.0%	$352.3	100.0%	$83.2	23.6%

Total domestic sales	$307.5	70.6%	$245.1	69.6%	$62.4	25.5%
Total international sales	128.0	29.4	107.2	30.4	20.8	19.4
Total worldwide sales	$435.5	100.0%	$352.3	100.0%	$83.2	23.6%

Operating income by segment:
Enterprise	$29.5	14.7%	$11.3	6.6%	$18.2	161.1%
Broadband	21.6	14.6	8.0	6.4	13.6	170.0
Carrier	12.6	14.5	—		12.6
Consolidated operating income	$63.7	14.6%	$19.3	5.5%	$44.4	230.1%

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

The increase in Enterprise segment net sales was primarily driven by higher sales volume, price increases implemented during 2006 for certain products in response to significant increases in the cost of certain raw materials and the introduction of new products. Domestic sales and sales in the Europe, Middle East and Africa region were particularly strong.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending, among other things.

The improvement in Enterprise segment operating income is primarily attributable to higher sales volume, changes in product mix towards products that generate higher margins and the impact of cost reductions resulting from the global manufacturing initiatives.  The impact of price increases on operating income was substantially offset by increased raw material costs. Operating income was also favorably affected by a $2.5 million decrease in restructuring costs for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Broadband Segment

The Broadband segment primarily consists of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The increase in net sales of Broadband products primarily resulted from price increases, implemented during 2006 for certain products to mitigate the significant increase in raw material costs, and growth in domestic sales volume as well as sales growth in the Central and Latin America region.  The domestic sales volume growth can be primarily attributed to continued infrastructure needs of our large cable television system operator customers. Net sales increased in most international regions as a result of new projects and maintenance projects. Net sales for the three months ended March 31, 2007 includes $3.3 million related to the MC2® product line that was acquired from Trilogy Communications, Inc. on March 6, 2006 compared to $0.7 million for the three months ended March 31, 2006.

The improvement in Broadband segment operating income reflects the impact of the cost reductions realized as a result of the global manufacturing initiatives as well as the impact of sales volume growth and price increases, which were largely offset by the impact of raw material cost increases. Operating income for the three months ended March 31, 2007 included restructuring costs of $0.2 million compared to $0.7 million during the three months ended March 31, 2006.

Carrier Segment

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters and structured cabling solutions for telephone central offices. These products are primarily used by telecommunications service providers or “carriers.”

The Carrier segment net sales increased substantially on a year over year basis, primarily as a result of Integrated Cabinet Solutions (ICS) product group sales related to DSL and FTTN deployments by telephone companies.  Net sales for the Wireless and ExchangeMAX product groups within this segment decreased modestly, reflecting slowdowns in orders from wireless carriers and lower sales of apparatus products used in telephone central offices.

While we expect sales of Carrier products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our opportunities for the ICS and wireless product groups. We anticipate growth in sales primarily due to FTTN construction activity and DSL deployments, which provide opportunities for our ICS product group. We also expect a resumption of expansion in cellular telephone base stations, which affects growth for our wireless product group.

The improvement in Carrier segment operating income for the three months ended March 31, 2007 over the comparable 2006 period is primarily due to the substantially higher sales volume and the impact of cost reductions realized as a result of the global manufacturing initiatives.

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

	As of
	March 31, 2007	December 31, 2006	Dollar Change	% Change

Cash, cash equivalents and short-term investments	$459.8	$427.9	$31.9	7.5%
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	265.1	209.6	55.5	26.5
Long-term debt, including current portion	280.9	284.1	(3.2)	(1.1)
Book capital structure	1,092.0	1,023.2	68.8	6.7
Long-term debt as a percentage of book capital structure	25.7%	27.8%

The increase in cash, cash equivalents and short-term investments during the quarter ended March 31, 2007 was primarily driven by $28.2 million of proceeds and tax benefits realized from the exercise of stock options and $10.7 million in cash flow from operations.  These increases were somewhat offset by $4.1 million in capital expenditures and $3.3 million in principal payments of long-term debt.

	Three months ended
	March 31,		Dollar	%
	2007	2006	Change	Change

Net cash provided by (used in) operating activities	$10.7	$(18.4)	$29.1	—
Depreciation and amortization	12.4	14.2	(1.8)	(12.7)%
Increase in working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	55.5	42.5	13.0	30.6
Capital expenditures	4.1	6.8	(2.7)	(39.7)

Operating Activities

During the three months ended March 31, 2007, operating activities provided $10.7 million in cash compared to utilizing $18.4 million in cash during the three months ended March 31, 2006. During the three months ended March 31, 2007, net income of $45.9 million and depreciation and amortization of $12.4 million were somewhat offset by a $42.9 million increase in accounts receivable. The increase in accounts receivable can be primarily attributed to an increase in sales in the first quarter of 2007 over the fourth quarter of 2006.

We expect to continue to generate net cash from operations during 2007 primarily due to favorable margins from sales of certain product groups and the impact of our cost reduction efforts.

Investing Activities

Investment in property, plant and equipment during the first quarter of 2007 decreased by $2.7 million year over year to $4.1 million. The primary capital expenditures made during the first quarter of 2007 related to continuing investments to support cost reduction initiatives and improve operating efficiency.

During the three months ended March 31, 2006, we acquired certain assets supporting the MC2 75-ohm trunk and distribution cable television products business and certain other assets from Trilogy Communications, Inc. for a cash payment of $13.8 million.

We currently expect total capital expenditures of $30 million to $40 million in 2007 compared to $31.6 million in 2006. The expected capital spending during 2007 is primarily for cost reduction efforts and additional production capability.

Financing Activities

The exercise of 1.2 million stock options during the three months ended March 31, 2007 generated $19.3 million of proceeds and $8.9 million from the tax benefits generated by such stock option exercises.

During the three months ended March 31, 2007, we reduced the principal balance of our outstanding long-term debt by $3.25 million in accordance with the scheduled maturities outlined in our respective debt agreements.

Future Cash Needs

We expect that our primary future cash needs will be to fund working capital, capital expenditures, debt service, and employee benefit obligations. In April 2007, we notified the holders of our IDA notes of our intent to redeem the $10.8 million of IDA notes and the redemption occurred on May 1, 2007. We made contributions of $0.9 million to our other postretirement benefit plans during the three months ended March 31, 2007. We expect to make additional contributions of up to $6.8 million to our pension and other postretirement benefit plans during 2007. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.  On May 1, 2007, we funded the approximately $18 million purchase price of our acquisition of the assets and assumption of certain current liabilities of Signal Vision, Inc. through existing cash and cash equivalents and short-term investments.

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

There were no material changes in our contractual obligations during the quarter ended March 31, 2007, other than the redemption of the $10.8 million of IDA notes on May 1, 2007, which was presented as a payment due after 5 years in the Contractual Obligations section of our 2006 Annual Report on Form 10-K. Upon adoption of FIN 48, our liability for unrecognized tax benefits was $10.8 million of which $8.3 million would be excluded from a presentation of contractual obligations due to the uncertainty in predicting the timing of the related tax payments. The remainder of the liability would be presented as a payment due in less than one year.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, outlook, revenues, earnings, margins, synergies and other financial items, restructuring plans, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal and external production capacity and expansion, competitive pricing and relative market position. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified by the use of certain terms and phrases including but not limited to “intend,” “goal,” “estimate,”  “expect,” “project,” “projections,” “plan,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, changes in cost and availability of key raw materials and our ability to recover these costs from our customers through pricing; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; the risk that our internal production capacity and that of our contract manufacturers may be insufficient to meet customer demand for our products; the risk that customers might cancel orders placed or that orders currently placed may reduce orders in the future; continuing consolidation among our customers; competitive pricing and acceptance of our products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets; increased obligations under employee benefit plans; ability to achieve expected sales, growth and earnings goals; ability to achieve expected benefits from future acquisitions; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws; variability in effective tax rate and ability to recover amounts recorded as value added tax receivables; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives; regulatory changes affecting us or the industries we serve; authoritative changes in generally accepted accounting principles by standard-setting bodies; political instability; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2006. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. We believe our exposure associated with these market risks has not materially changed since December 31, 2006. We have not acquired any new derivative financial instruments since December 31, 2006 or terminated any derivative financial instruments that existed at that date.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER  INFORMATION

ITEM 6.      EXHIBITS

10.1	CommScope, Inc. Annual Incentive Plan 2007 Financial Targets (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 22, 2007 (File No. 1-12929))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

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

COMMSCOPE, INC.

May 1, 2007	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant