Form 10-Q
period 2007-06-30
COMMSCOPE INC
filed 2007-08-02
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐    No ☒

As of July 27, 2007 there were 61,664,296 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
June 30, 2007
Table of Contents

CommScope, Inc.
Condensed Consolidated Statements of Operations
(Unaudited—In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$519,144	$411,881	$954,596	$764,135

Operating costs and expenses:
Cost of sales	356,550	303,333	660,058	570,848
Selling, general and administrative	67,561	58,253	127,243	112,430
Research and development	8,453	8,205	16,322	15,670
Restructuring costs	169	4,004	898	7,753
Total operating costs and expenses	432,733	373,795	804,521	706,701

Operating income	86,411	38,086	150,075	57,434
Other income (expense), net	(451)	27	(282)	665
Interest expense	(1,781)	(1,987)	(3,674)	(3,972)
Interest income	5,790	2,343	10,286	4,396

Income before income taxes and gain on OFS BrightWave note receivable	89,969	38,469	156,405	58,523
Income tax expense before income tax provision on gain on OFS BrightWave note receivable	(28,840)	(10,448)	(49,421)	(17,775)

Income before gain on OFS BrightWave note receivable	61,129	28,021	106,984	40,748
Gain on OFS BrightWave note receivable, net of tax of $11,175	—	18,625	—	18,625

Net income	$61,129	$46,646	$106,984	$59,373

Net income per share:
Basic	$1.00	$0.80	$1.76	$1.03
Assuming dilution	$0.83	$0.65	$1.46	$0.85

Weighted average shares outstanding:
Basic	61,380	58,502	60,817	57,626
Assuming dilution	74,755	72,221	74,207	71,519

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Balance Sheets
(Unaudited—In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
Assets

Cash and cash equivalents	$247,647	$276,042
Short-term investments	241,998	151,868
Total cash, cash equivalents and short-term investments	489,645	427,910

Accounts receivable, less allowance for doubtful accounts of $13,685 and $13,461, respectively	275,452	186,824
Inventories, net	179,946	153,596
Prepaid expenses and other current assets	12,884	14,914
Deferred income taxes	28,173	24,556
Total current assets	986,100	807,800

Property, plant and equipment, net	235,867	242,012
Goodwill	153,884	151,378
Other intangibles, net	70,851	63,967
Deferred income taxes	15,918	15,493
Other assets	22,652	21,823

Total Assets	$1,485,272	$1,302,473

Liabilities and Stockholders’ Equity

Accounts payable	$98,558	$74,927
Other accrued liabilities	102,368	95,316
Current portion of long-term debt	16,800	13,000
Total current liabilities	217,726	183,243

Long-term debt	250,000	271,100
Pension and postretirement benefit liabilities	90,232	89,995
Other noncurrent liabilities	30,588	19,031
Total Liabilities	588,546	563,369

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 71,799,216 at June 30, 2007 and 69,934,533 at December 31, 2006; Issued and outstanding shares: 61,599,216 at June 30, 2007 and 59,734,533 at December 31, 2006	718	699
Additional paid-in capital	585,410	532,344
Retained earnings	447,750	346,821
Accumulated other comprehensive income	8,383	4,775
Treasury stock, at cost: 10,200,000 shares at June 30, 2007 and December 31, 2006	(145,535)	(145,535)
Total Stockholders’ Equity	896,726	739,104

Total Liabilities and Stockholders’ Equity	$1,485,272	$1,302,473

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited—In thousands)

	Six Months Ended
	June 30,
	2007	2006

Operating Activities:
Net income	$106,984	$59,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,912	28,409
Equity-based compensation	5,000	2,129
Deferred income taxes	(7,730)	6,904
Gain on OFS BrightWave note receivable	—	(29,800)
Changes in assets and liabilities:
Accounts receivable	(84,623)	(51,446)
Inventories	(20,985)	(26,902)
Prepaid expenses and other current assets	2,112	3,037
Accounts payable and other accrued liabilities	32,153	15,387
Other noncurrent liabilities	1,658	(8,485)
Other	(1,622)	(1,951)
Net cash provided by (used in) operating activities	57,859	(3,345)

Investing Activities:
Additions to property, plant and equipment	(11,248)	(15,050)
Proceeds from OFS BrightWave note receivable	—	29,800
Net purchases of short-term investments	(90,130)	(8,680)
Proceeds from disposal of fixed assets	97	550
Cash paid for acquisitions	(16,392)	(13,810)
Net cash used in investing activities	(117,673)	(7,190)

Financing Activities:
Principal payments on long-term debt	(17,300)	(6,500)
Proceeds from the issuance of shares under equity-based compensation plans	32,832	42,035
Tax benefit from the issuance of shares under equity-based compensation plans	15,253	12,981
Net cash provided by financing activities	30,785	48,516

Effect of exchange rate changes on cash	634	808

Change in cash and cash equivalents	(28,395)	38,789
Cash and cash equivalents, beginning of period	276,042	146,549
Cash and cash equivalents, end of period	$247,647	$185,338

See notes to condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
(Unaudited—In thousands, except share amounts)

	Six Months Ended
	June 30,
	2007	2006

Number of common shares outstanding:
Balance at beginning of period	59,734,533	55,873,347
Issuance of shares under equity-based compensation plans	1,864,683	2,992,307
Balance at end of period	61,599,216	58,865,654

Common stock:
Balance at beginning of period	$699	$661
Issuance of shares under equity-based compensation plans	19	30
Balance at end of period	$718	$691

Additional paid-in capital:
Balance at beginning of period	$532,344	$462,842
Issuance of shares under equity-based compensation plans	32,813	42,005
Tax benefit from shares issued under equity-based compensation plans	15,253	12,981
Expiration of registration rights	—	500
Equity-based compensation expense recognized	5,000	2,129
Reclassification due to adoption of SFAS No. 123(R)	—	(8,980)
Balance at end of period	$585,410	$511,477

Deferred equity-based compensation:
Balance at beginning of period	$—	$(8,980)
Reclassification due to adoption of SFAS No. 123(R)	—	8,980
Balance at end of period	$—	$—

Retained earnings:
Balance at beginning of period	$346,821	$216,688
Net income	106,984	59,373
Impact of adoption of FIN 48	(6,055)	—
Balance at end of period	$447,750	$276,061

Accumulated other comprehensive income (loss):
Balance at beginning of period	$4,775	$(3,651)
Other comprehensive income, net of tax	3,608	3,639
Balance at end of period	$8,383	$(12)

Treasury stock, at cost:
Balance at beginning and end of period	$(145,535)	$(145,535)

Total stockholders’ equity	$896,726	$642,682

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Comprehensive income:
Net income	$61,129	$46,646	$106,984	$59,373
Other comprehensive income, net of tax:
Foreign currency translation gain (loss) - foreign subsidiaries	344	982	844	(379)
Foreign currency transaction gain (loss) on long-term intercompany loans - foreign subsidiaries	2,068	321	3,214	4,770
Loss on derivative financial instrument designated as a net investment hedge	(122)	(581)	(224)	(752)
Amortization of unrecognized pension and other postretirement benefit amounts	(113)	—	(226)	—
Total other comprehensive income, net of tax	2,177	722	3,608	3,639

Total comprehensive income	$63,306	$47,368	$110,592	$63,012

See notes to condensed consolidated financial statements.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited—In Thousands, Unless Otherwise Noted)

1.     BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc., through its wholly owned subsidiaries (CommScope or the Company), is a world leader in infrastructure solutions for communications networks. Our highly engineered cable and connectivity solutions enable a host of information-rich and interactive services that are delivered to the home, office and mobile devices. The Company focuses on the “last mile” in communications networks, which is the distribution access or final link to the customer. The Company believes it is a global leader in structured cabling solutions for business enterprise applications and broadband coaxial cables for the cable television industry. The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable and related products for data networking, Internet access, wireless communication, telephony and other broadband applications.  In addition, the Company is an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States.

On June 27, 2007, the Company announced an agreement to acquire Andrew Corporation (Andrew). Under the terms of the agreement, each share of Andrew common stock will be acquired for $15.00, comprised of $13.50 in cash and an additional $1.50 in either cash, CommScope common stock or a combination thereof, at CommScope’s option.   The total transaction value is approximately $2.6 billion, based on Andrew’s estimated 176 million shares outstanding on a fully diluted basis, which includes shares issuable under Andrew’s existing convertible notes.  Andrew designs, manufactures and delivers equipment and solutions for the global communications infrastructure market.  The transaction is expected to close, subject to customary closing conditions, before the end of 2007.

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2007 and 2006 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K). There were no changes in the Company’s significant accounting policies during the three or six months ended June 30, 2007 other than the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as of January 1, 2007, which is discussed below. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2006 Form 10-K as well as the use of estimates in the recognition and measurement of tax benefits arising from uncertain tax positions as required by FIN 48. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2006 Form 10-K.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 26% and 27% of the Company’s total net sales during the three and six months ended June 30, 2007, respectively, and approximately 32% and 31% of the Company’s total net sales during the three and six months ended June 30, 2006, respectively.  Sales to Anixter primarily originate within the Enterprise segment.

Net sales to Alcatel-Lucent, which primarily relate to their role as an original equipment manufacturer for a large telecommunications company, accounted for approximately 13% and 12% of the Company’s total net sales during the three and six months ended June 30, 2007, respectively, and were less than 10% of the Company’s total net sales for the three and six months ended June 30, 2006.  Sales to Alcatel-Lucent primarily originate within the Carrier segment.

Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company’s total net sales for the three and six months ended June 30, 2007 and 2006.

Accounts receivable from Anixter represented approximately 28% and accounts receivable from Alcatel-Lucent represented approximately 13% of net accounts receivable as of June 30, 2007. No other customer accounted for 10% or more of the Company’s net accounts receivable as of June 30, 2007.

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

As of June 30, 2007, a specifically-identified warranty issue existed that resulted in an increase of $1.6 million to the product warranty accrual. Although the ultimate settlement of this warranty issue is uncertain, the Company does not believe it will have a material adverse effect on its results of operations. Activity in the product warranty accrual, included in other accrued liabilities, for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product warranty accrual, beginning of period	$2,103	$2,346	$2,090	$2,035
Provision for warranty claims	1,829	232	1,843	679
Warranty claims paid	(220)	—	(221)	(136)
Product warranty accrual, end of period	$3,712	$2,578	$3,712	$2,578

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

Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income for basic net income per share	$61,129	$46,646	$106,984	$59,373
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	629	1,258	1,258
Income available to common shareholders for diluted net income per share	$61,758	$47,275	$108,242	$60,631
Denominator:
Weighted average number of common shares outstanding for basic net income per share	61,380	58,502	60,817	57,626
Effect of dilutive securities:
Employee stock options (a)	1,408	2,073	1,469	2,277
Restricted stock, phantom stock and performance units	473	152	427	122
1% convertible senior subordinated debentures due 2024	11,494	11,494	11,494	11,494
Weighted average number of common and potential common shares outstanding for diluted net income per share	74,755	72,221	74,207	71,519

(a)             No options to purchase common shares were excluded from the computation of net income per share, assuming dilution, for the three and six months ended June 30, 2007. Options to purchase approximately 0.6 million common shares were excluded from the computation of net income per share, assuming dilution, for the three and six months ended June 30, 2006 because they would have been anti-dilutive.

Income Tax Uncertainties

The Company adopted the provisions of FIN 48 as of January 1, 2007, resulting in a $4.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to opening retained earnings.  In addition, the Company reduced a long-term deferred tax asset by $4.0 million with an offsetting reduction to opening retained earnings of $1.9 million and an increase of $2.1 million to long-lived assets as a purchase accounting adjustment.  In the three and six months ended June 30, 2007, there was a $1.3 million and $1.9 million increase in the liability for unrecognized tax benefits, respectively.

The Company files a consolidated U.S. federal income tax return as well as consolidated or individual subsidiary returns in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 1997.  The Internal Revenue Service (IRS) commenced an examination of the Company’s 2004 and 2005 U.S. income tax returns in 2006 that is expected to be completed by the end of 2007.  As of January 1, 2007, the IRS has proposed certain significant adjustments to the Company’s research and development tax credit positions related to years prior to 2004.  The Company is currently protesting those proposed adjustments.  If unsuccessful, the Company anticipates that it is reasonably possible that an additional payment will be made in the following twelve months, but the Company does not believe that any such payment would be material to the Company’s financial position.  It is reasonably possible that the unrecognized tax benefits arising from other positions taken by the Company may significantly increase or decrease in the next 12 months, but the Company does not expect any such adjustments to be material to the Company’s financial position or results of operations.

As of January 1, 2007, the Company’s liability for unrecognized tax benefits of $15.0 million included $12.9 million that, if recognized, would favorably affect the effective tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, the Company had accrued approximately $4.7 million for the payment of interest and penalties.  No material changes to the accrued amounts occurred in the three and six months ended June 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to carry most financial assets or liabilities at fair value, with changes in fair value recorded in earnings.  The Company is required to adopt SFAS No. 159 on January 1, 2008.  The Company currently does not plan to measure any of its financial assets and liabilities at fair value under the provisions of SFAS No. 159 and, therefore, does not anticipate a material impact to its results of operations or financial position related to the adoption of this standard.

2.     ACQUISITIONS

Signal Vision, Inc.

On May 1, 2007, CommScope acquired substantially all of the assets and assumed certain current liabilities of Signal Vision, Inc., a leading supplier of broadband radio frequency subscriber products, for approximately $19.0 million, of which $16.4 million was paid in cash and the balance is payable within two years.  The acquisition is included within the Broadband segment.

The preliminary allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Amortization Period	Estimated Fair Value
	(in years)	(in millions)
Inventory		$4.4
Accounts receivable		2.5
Machinery and equipment		0.1
Intangible assets:
Customer relationships	10	5.8
Non-compete agreement	5	3.0
Other identifiable intangible assets	6	1.1
Goodwill		2.5
Less: Current liabilities assumed		(0.4)
Total purchase price		$19.0

The weighted average estimated useful life of the amortizable intangible assets acquired is 7.9 years.

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

The weighted average estimated useful life of the intangible assets acquired is 9.3 years.

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

Andrew Corporation

On June 27, 2007, the Company announced an agreement to acquire Andrew’s common stock for $15.00 per share, comprised of $13.50 per share in cash and an additional $1.50 per share in either cash, CommScope common stock or a combination thereof, at CommScope’s option.   The total transaction value is approximately $2.6 billion, based on Andrew’s estimated 176 million shares outstanding on a fully diluted basis, which includes shares issuable under Andrew’s existing convertible notes.  Andrew designs, manufactures and delivers equipment and solutions for the global communications infrastructure market.  The transaction is expected to close, subject to customary closing conditions, before the end of 2007.

3.     BALANCE SHEET DATA

Short-term Investments

At June 30, 2007 and December 31, 2006, the Company’s short-term investments were composed of the following:

	June 30, 2007	December 31, 2006
Available for sale	$192,113	$131,868
Held-to-maturity	49,885	20,000
	$241,998	$151,868

At June 30, 2007, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$49,885	$6	$—	$49,891

At December 31, 2006, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$10,000	$—	$—	$10,000
Federal agency notes	10,000	—	(3)	9,997
	$20,000	$—	$(3)	$19,997

Inventories

	June 30, 2007	December 31, 2006
Raw materials	$61,985	$56,888
Work in process	44,350	38,936
Finished goods	73,611	57,772
	$179,946	$153,596

4.   LONG-TERM DEBT

	June 30,	December 31,
	2007	2006
Senior secured term loan	$16,800	$23,300
1% convertible senior subordinated debentures	250,000	250,000
IDA notes	—	10,800
	266,800	284,100
Less: current portion	(16,800)	(13,000)
	$250,000	$271,100

See Note 9 in the Notes to the Consolidated Financial Statements in the 2006 Form 10-K for information on the terms and conditions of the senior secured credit facility. As of June 30, 2007, the Company had availability of approximately $96 million and no outstanding borrowings under the senior secured revolving credit facility. The interest rate on the senior secured term loan was 6.86% and 6.87% at June 30, 2007 and December 31, 2006, respectively. Management believes the Company was in compliance with all of its covenants under this facility as of June 30, 2007.

As of June 30, 2007, the entire remaining balance of the senior secured term loan was included in the current portion of long-term debt due to management’s intent to repay the outstanding balance of the loan within the next twelve months. On May 1, 2007, the Company redeemed the IDA notes.

See Note 9 in the Notes to the Consolidated Financial Statements in the 2006 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures. The estimated fair value of the Company’s convertible debentures as of June 30, 2007 and December 31, 2006 was $706.3 million and $370.3 million, respectively.

In conjunction with the proposed Andrew acquisition, the Company has received debt commitments for an aggregate of $2.55 billion in senior secured credit facilities consisting of a $2.3 billion seven-year senior secured term loan facility and a $250 million six-year senior secured revolving credit facility.  The debt commitments, which are subject to closing the acquisition and the satisfaction of other customary conditions, provide for a variable interest rate based on LIBOR plus at least 175 basis points but not greater than 275 basis points, depending on the Company’s debt ratings as promulgated by Standard and Poor’s and Moody’s, among other items.  The senior secured credit facilities are expected to be secured by substantially all of the Company’s domestic assets.  The debt commitments expire on December 31, 2007 but will be extended to March 31, 2008 if the merger agreement is extended to such date in accordance with its terms.

5.     RESTRUCTURING CHARGES

In August 2005, the Board of Directors of CommScope adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among CommScope’s global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006. As a result of these initiatives, the Company recognized pretax charges during the three and six months ended June 30, 2007 and 2006 as follows:

	Enterprise Segment	Broadband Segment	Carrier Segment	Total
Three months ended June 30, 2007	$—	$169	$—	$169
Six months ended June 30, 2007	488	324	86	898

Three months ended June 30, 2006	2,833	818	353	4,004
Six months ended June 30, 2006	5,843	1,557	353	7,753

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives for the three and six months ended June 30, 2007 and 2006 was as follows:

	Employee- Related Costs	Equipment Relocation Costs	Asset Impairment Charges	Total
Balance as of March 31, 2007	$353	$—	$—	$353
Additional charge recorded	(2)	171	—	169
Cash paid	(134)	(171)	—	(305)
Balance as of June 30, 2007	$217	$—	$—	$217

Balance as of December 31, 2006	$1,510	$—	$—	$1,510
Additional charge recorded	(98)	996	—	898
Cash paid	(1,195)	(996)	—	(2,191)
Balance as of June 30, 2007	$217	$—	$—	$217

Balance as of March 31, 2006	$2,177	$—	$—	$2,177
Additional charge recorded	2,092	2,009	(97)	4,004
Cash paid	(2,337)	(2,009)	97	(4,249)
Balance as of June 30, 2006	$1,932	$—	$—	$1,932

Balance as of December 31, 2005	$8,087	$—	$—	$8,087
Additional charge recorded	4,032	3,818	(97)	7,753
Cash paid	(10,187)	(3,818)	97	(13,908)
Balance as of June 30, 2006	$1,932	$—	$—	$1,932

Employee-related costs include the expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive severance benefits.  Additional pretax employee-related costs of less than $0.1 million are expected to be recognized during the balance of 2007 to complete the global manufacturing initiatives.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred, and additional pretax costs of less than $0.1 million are expected to be recognized during the balance of 2007 to complete the global manufacturing initiatives.

No asset impairment charges were recognized during the three and six months ended June 30, 2007 and an immaterial gain was recognized during the three and six months ended June 30, 2006 related to the sale of excess equipment. The Company is attempting to sell land and buildings that are no longer in use.  These assets have a net carrying value of $15.5 million as of June 30, 2007 and $15.8 million as of December 31, 2006 and are reflected as property, plant and equipment in the Condensed Consolidated Balance Sheets.  Additional net impairment charges may be incurred or gains realized upon the disposition of these or other excess assets.

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

7.     DERIVATIVES AND HEDGING ACTIVITIES

As of June 30, 2007 and 2006, the only derivative financial instrument outstanding was a cross currency swap of U.S. dollars for euros with a notional amount of $14.0 million. A portion of the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates and the remainder of the swap was designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets.  The fair value of the derivative instrument, reflected in other noncurrent liabilities, was approximately $7.4 million and $7.1 million as of June 30, 2007 and December 31, 2006, respectively.

Pretax losses of $49 and $163 on the portion of the swap designated as a fair value hedge are reflected in earnings during the three months ended June 30, 2007 and 2006, respectively. Pretax losses of $90 and $211 on the portion of the swap designated as a fair value hedge are reflected in earnings during the six months ended June 30, 2007 and 2006, respectively. The designations of the hedging instrument were effective as of June 30, 2007 and 2006, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.

There were no reclassifications from other comprehensive income (loss) to earnings related to derivatives and hedging activities during the three and six months ended June 30, 2007 and 2006.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Accumulated net loss on derivative instruments, beginning of period	$(5,303)	$(4,445)	$(5,201)	$(4,274)
Net loss on derivative financial instrument designated as a net investment hedge	(122)	(581)	(224)	(752)
Accumulated net loss on derivative instruments, end of period	$(5,425)	$(5,026)	$(5,425)	$(5,026)

During the three months ended June 30, 2007 and 2006, the income tax benefit related to the loss on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $72 and $341, respectively. During the six months ended June 30, 2007 and 2006, the income tax benefit related to the loss on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $132 and $442, respectively.

8.     EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$785	$825	$1,039	$1,128
Interest cost	1,804	1,731	1,319	1,229
Recognized actuarial loss	—	14	25	140
Amortization of prior service costs	(193)	(97)	(21)	(131)
Amortization of transition obligation	11	10	—	—
Return on plan assets	(2,195)	(1,972)	(119)	(139)
Net periodic benefit cost	$212	$511	$2,243	$2,227

	Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$1,563	$1,639	$2,078	$2,256
Interest cost	3,605	3,456	2,638	2,458
Recognized actuarial loss	—	27	51	280
Amortization of prior service costs	(386)	(194)	(43)	(263)
Amortization of transition obligation	22	20	—	—
Return on plan assets	(4,386)	(3,939)	(237)	(278)
Net periodic benefit cost	$418	$1,009	$4,487	$4,453

The Company contributed approximately $5.3 million and $5.5 million to its pension plans during the three and six months ended June 30, 2007, respectively, and anticipates making additional contributions of approximately $0.4 million to these plans during 2007. The Company contributed approximately $0.8 million and $1.7 million to the postretirement benefit plans during the three and six months ended June 30, 2007, respectively, and anticipates making additional contributions of approximately $1.7 million to these plans during 2007.

During the three and six months ended June 30, 2007, the income tax benefit related to the amortization of unrecognized pension and other postretirement benefit amounts reported within other comprehensive income was $70 and $140, respectively.

9.     EQUITY-BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. The following table summarizes the impact of equity-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$596	$328	$1,199	$626
Selling, general and administrative expense	1,512	664	3,295	1,275
Research and development expense	251	117	506	228
Equity-based compensation expense before taxes	2,359	1,109	5,000	2,129
Less: Related income tax benefits	(767)	(369)	(1,646)	(709)
Equity-based compensation expense, net of taxes	$1,592	$740	$3,354	$1,420

As of June 30, 2007, $17.0 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.7 years. There were no significant capitalized equity-based compensation costs at June 30, 2007.

Stock Options

The following table summarizes the stock option activity for the three and six months ended June 30, 2007 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at March 31, 2007	3,536	$19.29		$83,521
Exercised	(661)	$20.48		$18,431
Expired or forfeited	(1)	$30.42	$13.85
Outstanding and expected to vest at June 30, 2007	2,874	$19.00		$113,074

Outstanding and expected to vest at December 31, 2006	4,742	$18.47		$61,192
Exercised	(1,865)	$17.61		$43,958
Expired or forfeited	(3)	$35.95	$15.64
Outstanding and expected to vest at June 30, 2007	2,874	$19.00		$113,074
Exercisable at June 30, 2007	2,560	$18.26		$102,636

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $16.9 million and $38.1 million, respectively.  All of the non-vested options at June 30, 2007 are expected to vest as they are primarily held by senior management and directors.

Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value that will ultimately be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123(R).

The following table presents the weighted-average assumptions used in the Black-Scholes model to estimate the fair value of stock option awards granted during the three and six months ended June 30, 2006.  No stock option awards were granted during the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected option term (in years)	5.0	5.0
Risk-free interest rate	4.9%	4.5%
Expected volatility	45%	45%
Expected dividend yield	0%	0%
Weighted-average fair value at grant date	$13.74	$10.25

The exercise prices of outstanding options at June 30, 2007 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $16.50	1,318	5.5	$13.06	1,298	$13.03
16.51 to 24.00	1,045	6.2	$18.52	915	$18.32
24.01 to 47.06	511	4.6	$35.35	347	$37.67
$7.43 to $47.06	2,874	5.6	$19.00	2,560	$18.26

Performance Share Units

The following table summarizes the performance share unit activity for the three and six months ended June 30, 2007 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at March 31, 2007	448	$23.34
Forfeited	(3)	$23.19
Outstanding and non-vested at June 30, 2007	445	$23.34

Outstanding and non-vested at December 31, 2006	449	$23.26
Forfeited	(4)	$22.54
Outstanding and non-vested at June 30, 2007	445	$23.34

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three and six months ended June 30, 2007 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at March 31, 2007	506	$24.97
Granted	1	$44.81
Forfeited	(5)	$24.91
Outstanding and non-vested at June 30, 2007	502	$25.03

Outstanding and non-vested at December 31, 2006	503	$24.78
Granted	9	$38.09
Forfeited	(10)	$25.06
Outstanding and non-vested at June 30, 2007	502	$25.03

10.  SEGMENTS

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

The following tables provide summary financial information by segment as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 (in millions):

	As of	As of
	June 30,	December 31,
	2007	2006
Identifiable segment related assets:
Enterprise	$394.8	$375.1
Broadband	420.5	365.0
Carrier	136.3	94.5
Total identifiable segment related assets	951.6	834.6

Reconciliation to total assets:
Cash, cash equivalents and short-term investments	489.6	427.9
Deferred income taxes	44.1	40.0
Total assets	$1,485.3	$1,302.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Enterprise	$239.4	$205.1	$440.3	$377.2
Broadband	163.4	136.5	311.5	262.4
Carrier	116.7	71.0	203.8	125.7
Inter-segment eliminations	(0.4)	(0.7)	(1.0)	(1.2)
Consolidated net sales	$519.1	$411.9	$954.6	$764.1

Operating income:
Enterprise	$47.8	$23.8	$77.3	$35.1
Broadband	20.3	4.5	41.9	12.5
Carrier	18.3	9.8	30.9	9.8
Consolidated operating income	$86.4	$38.1	$150.1	$57.4

Management will consider revisions to the reportable segments upon closing and integrating the Andrew acquisition.

11.       SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2007	2006
Cash paid during the period for:
Income taxes	$27,724	$7,747
Interest	2,628	3,002
Noncash investing and financing activities:
Fair value, less costs to sell, of held for sale assets transferred from property, plant and equipment to other current assets	$—	$10,128

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2007 and 2006 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2006 Annual Report on Form 10-K.

Overview

CommScope is a world leader in the infrastructure solutions for communications networks. Our highly engineered cable and connectivity solutions enable a host of information-rich and interactive services that are delivered to the home, office and mobile devices.  We focus on the “last mile” in communications networks, which is the distribution access or final link to the customer. We believe we are a global leader in structured cabling for business enterprise applications and broadband coaxial cables for the cable television industry. We also design, manufacture and market a broad line of high-performance electronic, coaxial and fiber optic cable and related products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, we are an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States.

On June 27, 2007, the Company announced an agreement to acquire Andrew Corporation (Andrew). Under the terms of the agreement, each share of Andrew common stock will be acquired for $15.00, comprised of $13.50 in cash and an additional $1.50 in either cash, CommScope common stock or a combination thereof, at CommScope’s option.   The total transaction value is approximately $2.6 billion, based on Andrew’s estimated 176 million shares outstanding on a fully diluted basis, which includes shares issuable under Andrew’s existing convertible notes.  Andrew designs, manufactures and delivers equipment and solutions for the global communications infrastructure market.  The transaction is expected to close, subject to customary closing conditions, before the end of 2007.  For the fiscal year ended September 30, 2006, Andrew’s Annual Report on Form 10-K reported total assets of $2.4 billion, net revenue of $2.1 billion and a net loss of $34.3 million, which included a charge of $83.4 million to provide a full valuation allowance against certain deferred tax assets, among other special items. The results reported below do not reflect any actual or pro forma adjustments related to the acquisition.  See Liquidity and Capital Resources — Future Cash Needs for a discussion of the credit facilities that are expected to be utilized for borrowings necessary to pay the cash portion of the purchase price and other related cash needs.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

	Three Months Ended June 30,
	2007		2006
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions, except per share amounts)
Net sales	$519.1	100.0%	$411.9	100.0%	$107.3	26.0%
Gross profit	162.6	31.3	108.5	26.3	54.0	49.8
SG&A expense	67.6	13.0	58.3	14.1	9.3	16.0
R&D expense	8.5	1.6	8.2	2.0	0.2	3.0
Restructuring costs	0.2	0.0	4.0	1.0	(3.8)	(95.8)
Gain on OFS BrightWave note receivable	—	—	18.6	4.5	(18.6)	(100.0)
Net income	61.1	11.8	46.6	11.3	14.5	31.0
Net income per diluted share	0.83		0.65		0.18	27.7

	Six Months Ended June 30,
	2006		2005
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions, except per share amounts)
Net sales	$954.6	100.0%	$764.1	100.0%	$190.5	24.9%
Gross profit	294.5	30.9	193.3	25.3	101.3	52.4
SG&A expense	127.2	13.3	112.4	14.7	14.8	13.2
R&D expense	16.3	1.7	15.7	2.1	0.7	4.2
Restructuring costs	0.9	0.1	7.8	1.0	(6.9)	(88.4)
Gain on OFS BrightWave note receivable	—	—	18.6	2.4	(18.6)	(100.0)
Net income	107.0	11.2	59.4	7.8	47.6	80.2
Net income per diluted share	1.46		0.85		0.61	71.8

Net sales

The increase in net sales for the three and six months ended June 30, 2007 over the comparable prior year periods is attributable to domestic and international sales growth in each of our segments. These increases are largely the result of higher sales volume levels and price increases implemented primarily in the first half of 2006 in response to higher raw material costs.  For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

Gross profit margin for the three months ended June 30, 2007 increased to 31.3% from 26.3% for the three months ended June 30, 2006 and to 30.9% from 25.3% for the comparable six months periods. The improved gross profit margins reflect the impact of improved manufacturing utilization as a result of higher sales volumes, changes in the product mix toward products that generate higher margins, cost savings achieved as a result of restructuring activities and price increases implemented primarily in the first half of 2006 that were largely in response to raw material cost increases.

We expect continued volatility in the costs of certain raw materials, such as copper, aluminum, steel, and plastics and other polymers that are derived from oil and natural gas.  This volatility in raw material costs may reduce gross profit margin if we delay implementing price increases, are unable to achieve market acceptance of future price increases or implement price reductions in response to a rapid decline in raw material costs.

Selling, general and administrative expense

The increase in selling, general and administrative expense (SG&A) for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was primarily due to higher marketing costs associated with the higher level of sales.  The reduction in SG&A expense as a percentage of net sales is a result of the higher sales revenue.

Research and development

Research and development (R&D) expense increased by $0.2 million and $0.7 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. R&D expense as a percentage of net sales decreased modestly to 1.6% and 1.7% for the three and six months ended June 30, 2007, respectively, as compared to 2.0% and 2.1% for the comparable 2006 three and six month periods. The ongoing R&D activities generally relate to bringing new products to market and to modifying existing products to better serve our customers.

Restructuring Costs

We recognized pretax restructuring costs of $0.2 million and $0.9 million during the three and six months ended June 30, 2007, respectively, compared with $4.0 million and $7.8 million during the comparable periods ended June 30, 2006, respectively. The 2007 costs resulted from the global manufacturing initiatives which began during the third quarter of 2005 and are substantially complete as of June 30, 2007.

We anticipate that we will recognize additional pretax employee-related and equipment relocation charges of up to $0.2 million to complete the implementation of the global manufacturing initiatives during the balance of 2007.

As of June 30, 2007, we owned $15.5 million of land and buildings that, as a result of the global manufacturing initiatives, are no longer in use and is being marketed for sale.  Additional restructuring losses may be incurred or gains realized upon disposition of these or other excess assets.

Net interest income

We recognized net interest income of $4.0 million and $6.6 million for the three and six months ended June 30, 2007, respectively, compared to $0.4 million for both of the comparable prior year periods.  The increases were due to the impact of significantly higher balances of invested funds (cash, cash equivalents and short-term investments) as well as improved rates of return on invested balances as a result of increases in LIBOR and other short-term interest rates.  Interest expense for the three and six month periods declined slightly from the comparable prior year periods as a result of lower levels of outstanding debt due to scheduled principal repayments and the repayment of the IDA notes in May 2007, offset by the impact of increases in LIBOR and other short-term interest rates.  Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, was slightly lower at 2.42% as of June 30, 2007 compared to 2.68% as of December 31, 2006, primarily as a result of the repayment of the IDA notes.

Income taxes

Our effective income tax rate was 32% for the three and six months ended June 30, 2007 compared to 27% and 30%, excluding the impact of the gain on the OFS note receivable, for the three and six months ended June 30, 2006, respectively. Our effective income tax rate is generally lower than the U.S. statutory rate due to benefits received from international activities that are taxed at lower rates.  The higher rates for the 2007 period are due to changes in the relationship of domestic to international income and among the various international jurisdictions where we have activities.  In addition, we realized benefits in the second quarter of 2006 as a result of favorable outcomes on various matters raised during federal and state income tax audits that lowered the effective tax rate for the three and six months ended June 30, 2006.

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

The reported gain on the OFS BrightWave note receivable is net of a tax provision of $11.2 million.

Segment Results

	Three Months Ended June 30,
	2007		2006
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$239.4	46.1%	$205.1	49.8%	$34.3	16.7%
Broadband	163.4	31.5	136.5	33.1	26.9	19.7
Carrier	116.7	22.4	71.0	17.2	45.7	64.5
Inter-segment eliminations	(0.4)	(0.0)	(0.7)	(0.1)	0.4
Consolidated net sales	$519.1	100.0%	$411.9	100.0%	$107.3	26.0%

Total domestic sales	$359.0	69.2%	$279.0	67.7%	$80.0	28.7%
Total international sales	160.1	30.8	132.9	32.3	27.2	20.5
Total worldwide sales	$519.1	100.0%	$411.9	100.0%	$107.3	26.0%

Operating income by segment:
Enterprise	$47.8	20.0%	$23.8	11.6%	$24.0	100.6%
Broadband	20.3	12.4	4.5	3.3	15.8	355.3
Carrier	18.3	15.7	9.8	13.8	8.5	86.8
Consolidated operating income	$86.4	16.6%	$38.1	9.2%	$48.3	126.9%

	Six Months Ended June 30,
	2007		2006
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$440.3	46.1%	$377.2	49.4%	$63.1	16.7%
Broadband	311.5	32.6	262.4	34.3	49.1	18.7
Carrier	203.8	21.4	125.7	16.5	78.1	62.2
Inter-segment eliminations	(1.0)	(0.1)	(1.2)	(0.2)	0.2
Consolidated net sales	$954.6	100.0%	$764.1	100.0%	$190.5	24.9%

Total domestic sales (1)	$658.2	69.0%	$522.5	68.4%	$135.7	26.0%
Total international sales (1)	296.4	31.0	241.6	31.6	54.8	22.7
Total worldwide sales	$954.6	100.0%	$764.1	100.0%	$190.5	24.9%

Operating income by segment:
Enterprise	$77.3	17.6%	$35.1	9.3%	$42.2	119.8%
Broadband	41.9	13.5	12.5	4.7	29.4	235.7
Carrier	30.9	15.2	9.8	7.8	21.1	215.7
Consolidated operating income	$150.1	15.7%	$57.4	7.5%	$92.7	161.3%

(1) For the six months ended June 30, 2007 and 2006, domestic sales of $8.3 million and $1.5 million, respectively, have been reclassified to international sales to properly reflect customer location. The reclassifications relate to first quarter sales for 2007 and 2006.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

The increase in Enterprise segment net sales for the three and six months ended June 30, 2007 over the comparable prior year periods was primarily driven by higher sales volumes of certain products, the effect of price increases and the introduction of new products.  Sales were higher in all major geographic regions.  We implemented price increases for certain Enterprise products primarily in the first half of 2006, as a result of significant increases in the cost of certain raw materials.

The improvement in Enterprise segment operating income for the three and six months ended June 30, 2007 over the comparable prior year periods was primarily due to the increased sales volume, changes in the product mix towards products that generate higher margins and the impact of cost control efforts.  The price increases that were realized were substantially offset by the impact of increased raw material costs. Also contributing to the improved operating income are lower restructuring costs related to the implementation of our global manufacturing initiatives, which were $2.8 million lower during the three months ended June 30, 2007 and $5.3 million lower during the six months ended June 30, 2007.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending, among other things.  Our ability to benefit from this expected continued demand will depend on whether we encounter any significant manufacturing constraints in our internal facilities or supply constraints with respect to either raw materials or contract manufacturers, among other factors.

Broadband Segment

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The increase in Broadband segment net sales for the three and six months ended June 30, 2007 compared to the comparable prior year periods was primarily due to strong domestic sales.  This increase reflects the impact of higher sales volumes as well as the impact of price increases implemented primarily in the first half of 2006 in response to higher raw material costs.  Domestic sales volume increases can be attributed to continued infrastructure needs of our large cable television system operator customers.  Sales volumes also increased in international regions, particularly the Central and Latin America region, as a result of new projects and ongoing system maintenance.  Domestic net sales for the three and six months ended June 30, 2007 include incremental sales of $4.2 million and $6.5 million, respectively, related to acquired businesses.

Operating income for the three and six months ended June 30, 2007 increased over the comparable prior year period as a result of higher sales volumes and the impact of cost reductions realized as a result of the global manufacturing initiatives. These improvements were somewhat offset by a $1.6 million provision for a specifically-identified warranty issue and $0.6 million related to inventory purchase accounting adjustments arising from the acquisition of Signal Vision, Inc.  Operating income for the three and six months ended June 30, 2006 included a provision of $4.8 million recorded in cost of goods sold related to the portion of value added taxes receivable at our Brazilian subsidiary that are not believed to be recoverable.  The remaining balance of Brazilian value added taxes receivable of $11.1 million is believed to be recoverable and has been classified primarily as long-term in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2007.  Also contributing to the improved operating income are lower restructuring costs related to the implementation of our global manufacturing initiatives, which were $0.2 million and $0.3 million during the three and six months ended June 30, 2007, respectively, compared to $0.9 million and $1.6 million during the three and six months ended June 30, 2006, respectively.

Our ability to increase sales and operating income in the Broadband segment depends on continued capital spending by the major cable television system operators and whether we are able to pass raw material price increases along to our customers, among other factors.

Carrier Segment

The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters and structured cabling solutions for telephone central offices. These products are primarily used by telecommunications service providers or “carriers.”

The Carrier segment experienced substantial net sales growth for the three and six months ended June 30, 2007 over the comparable prior year periods primarily due to the performance of the Integrated Cabinet Solutions (ICS) product group. The ICS business has rapidly expanded and reflects an increase in shipments related to DSL and FTTN deployments by telephone companies.

Sales of ExchangeMAX products were essentially unchanged for the three and six months ended June 30, 2007 compared to the comparable prior year periods, while sales of wireless products declined over the same period due to a reduction in the level of capital expenditures by certain wireless carriers.

The improvement in Carrier segment operating income for the three and six months ended June 30, 2007 over the comparable 2006 periods is primarily due to the higher sales volume of ICS products and the impact of cost reductions realized as a result of the global manufacturing initiatives.

While we expect sales of Carrier products to be somewhat volatile since customer spending is mainly project-driven, we remain optimistic about our opportunities for the ICS and wireless product groups. We anticipate sales growth for our ICS product group primarily due to FTTN construction activity and DSL deployments. Our ability to meet increased customer demand for ICS products will depend on whether we have sufficient production capacity through our internal operations and contract manufacturers, among other factors.  We also expect a resumption of expansion in cellular telephone base stations, which provides growth opportunities for our wireless product group, though the rate of growth and product profitability may be adversely impacted by consolidation among wireless carriers, among other factors.

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

	As of
	June 30,	December 31,	Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$489.6	$427.9	61.7	14.4%
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	295.5	209.6	85.9	41.0
Long-term debt, including current portion	266.8	284.1	(17.3)	(6.1)
Book capital structure	1,163.5	1,023.2	140.3	13.7
Long-term debt as a percentage of book capital structure	22.9%	27.8%

The increase in cash, cash equivalents and short-term investments during the six months ended June 30, 2007 was primarily driven by operating cash flows of $57.9 million and proceeds of $48.1 million from the exercise of stock options and related tax benefits.  These inflows of cash were somewhat offset by $17.3 million of principal payments on long-term debt, capital expenditures of $11.2 million and a $16.4 million investment to acquire substantially all of the assets and assumption of certain current liabilities of Signal Vision, Inc.

	Six Months Ended
	June 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Net cash provided by (used in) operating activities	$57.9	$(3.3)	$61.2
Depreciation and amortization	24.9	28.4	(3.5)	(12.3)%
Increase in working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	85.9	71.8	14.1	19.6
Capital expenditures	11.2	15.1	(3.9)	(25.6)

Operating Activities

During the six months ended June 30, 2007, operating activities generated $57.9 million in cash compared to utilizing $3.3 million during the six months ended June 30, 2006.  During the six months ended June 30, 2007, net income of $107.0 million, depreciation and amortization of $24.9 million and an increase of $32.2 million in accounts payable were somewhat offset by an $84.6 million increase in accounts receivable and a $21.0 million increase in inventories. The increase in accounts receivable is primarily attributable to the increase in sales during the second quarter of 2007 over the fourth quarter of 2006.  Higher anticipated sales volumes is the primary driver of the increase in inventory.

Excluding the impact of the acquisition of Andrew, which is expected to be completed before the end of 2007, we expect to continue to generate net cash from operations during 2007.

Investing Activities

We made net purchases of $90.1 million of short-term investment securities during the six months ended June 30, 2007 compared to $8.7 million during the same period in 2006.

On May 1, 2007, we acquired substantially all of the assets and assumed certain current liabilities of Signal Vision, Inc., for approximately $19.0 million, of which $16.4 million was paid in cash.  During the six months ended June 30, 2006, we acquired certain assets supporting the MC2 75-ohm trunk and distribution cable television products business and certain other assets from Trilogy Communications, Inc. for a cash payment of $13.8 million.

Investments in property, plant and equipment during the six months ended June 30, 2007 decreased by $3.8 million year-over-year to $11.2 million. The primary capital expenditures made during the first half of 2007 related to continuing investments to support cost reduction initiatives and improve operating efficiency.

Excluding the impact of the anticipated completion of the acquisition of Andrew, we currently expect total capital expenditures to be $30 million to $40 million in 2007 compared to $31.6 million in 2006. The expected capital spending during 2007 is primarily for cost reduction efforts and additional production capability.

During the six months ended June 30, 2006, we received $29.8 million as a repayment of principal under our note receivable from OFS BrightWave.  This note was originally funded in 2001 in conjunction with our investment in OFS BrightWave.

Financing Activities

The exercise of 1.86 million stock options during the six months ended June 30, 2007 generated $32.8 million of proceeds and $15.3 million from the tax benefits generated by such stock option exercises.

During the six months ended June 30, 2007, we reduced the principal balance of our outstanding long-term debt by $17.3 million through payments in accordance with the scheduled maturities outlined in our respective debt agreements and the redemption of the $10.8 million of IDA Notes in May 2007.

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

In connection with the proposed acquisition of Andrew, we intend to file a Registration Statement on Form S-4 with the SEC to effect the registration of our shares of common stock that may be issued as part of the merger consideration.

Future Cash Needs

Excluding the impact of the anticipated completion of the acquisition of Andrew, we believe that our existing cash, cash equivalents and short-term investments and cash flows from operations, combined with availability under our existing senior secured revolving credit facility, will be sufficient to meet our presently anticipated future cash needs.

There were no material changes in our contractual obligations during the quarter ended June 30, 2007, other than the redemption of the $10.8 million of IDA notes on May 1, 2007 and our intention to repay the balance of our senior secured term loan within the next twelve months.  The IDA Notes were presented as a payment due after 5 years and $10.3 million of the senior secured term loan was presented as a payment due in one to three years in the Contractual Obligations section of our 2006 Annual Report on Form 10-K. As of June 30, 2007, our liability for unrecognized tax benefits under FIN 48 was $16.9 million of which $13.9 million would be excluded from a presentation of contractual obligations due to the uncertainty in predicting the timing of the related tax payments. The remainder of the liability would be presented as a payment due in less than one year.

In conjunction with the anticipated Andrew acquisition, we have received debt commitments for an aggregate of $2.55 billion in senior secured credit facilities consisting of a $2.3 billion seven-year senior secured term loan facility and a $250 million six-year senior secured revolving credit facility. The debt commitments, which are subject to closing the acquisition and the satisfaction of other customary conditions, provide for a variable interest rate based on LIBOR plus at least 175 basis points but not greater than 275 basis points, depending on our debt ratings as promulgated by Standard and Poor’s and Moody’s, among other items.  We expect the senior secured credit facilities to be secured by substantially all of our domestic assets. The debt commitments will expire on December 31, 2007 but will automatically be extended to March 31, 2008 if the merger agreement is extended to such date in accordance with its terms.

The level of borrowing under the senior secured credit facilities that will be required to complete the Andrew acquisition, including fees and expenses incurred in conjunction with the acquisition and the financing arrangements, and refinancing certain existing CommScope and Andrew indebtedness will depend upon, among other factors, the amount of CommScope stock used to satisfy the merger consideration, the number of Andrew shares, stock options and restricted shares outstanding as of the merger date and the level of available cash, cash equivalents and short-term investments at CommScope and Andrew as of the merger date.

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

Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond the control of CommScope or Andrew.  These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered.  Relevant risks and uncertainties relating to the proposed transaction include, but are not limited to: the risk that required regulatory review and approval may not be obtained in a timely manner, if at all; Andrew’s shareholders may not approve the proposed transaction; the anticipated benefits and synergies of the proposed transaction may not be realized; the integration of Andrew’s operations with CommScope could be materially delayed or may be more costly or difficult than expected; the proposed transaction may not be consummated; legal proceedings may be commenced by or against CommScope or Andrew.  Relevant risks and uncertainties generally applicable to CommScope and Andrew include, but are not limited to: changes in cost and availability of key raw materials and the ability to recover these costs from customers through pricing actions; concentration of sales among a limited number of key customers or distributors; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand for products; the risk that customers might cancel orders placed or that orders currently placed may reduce orders in the future; continuing consolidation among customers; competitive pricing and acceptance of products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; ability to achieve expected sales, growth and earnings goals; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; regulatory changes affecting us or the industries we serve. For a more complete description of factors that could cause such a difference, please see Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2006, Item 1A in this Form 10-Q and Andrew’s filings with the Securities and Exchange Commission (SEC), which are available at Andrew’s website or at www.sec.gov. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. In providing forward-looking statements, neither CommScope nor Andrew intends, and neither undertakes any duty or obligation, to update these statements as a result of new information, future events or otherwise.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, our major market risk exposure relates to adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. Other than additional market risks that may result from our acquisition of Andrew, which is expected to close before the end of 2007, we believe our exposure associated with these market risks has not materially changed since December 31, 2006. We have not acquired any new derivative financial instruments since December 31, 2006 or terminated any derivative financial instruments that existed at that date.

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

Other than the upgrade in our consolidation software discussed below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended June 30, 2007, we completed an upgrade of the software we use to consolidate our financial results.  This upgrade was not in response to any identified weakness or deficiency in our internal control over financial reporting.

PART II—OTHER  INFORMATION

ITEM 1A.           RISK FACTORS

The discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2007 should read in conjunction with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and the following update to our risk factors relating to the proposed acquisition of Andrew.  These risks and uncertainties have the potential to have a material adverse impact on our business, financial condition and results of operations.

CommScope and Andrew may be required to comply with material restrictions or conditions in order to obtain the regulatory approvals to complete the merger and any delays in obtaining regulatory approvals may delay and possibly prevent the merger.

The merger is subject to review by the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and by certain antitrust authorities outside of the United States. Under the HSR Act, CommScope and Andrew are required to make pre-merger notification filings and await the expiration or early termination of the applicable statutory waiting period prior to completing the merger.  CommScope and Andrew each filed a Notification and Report Form pursuant to the HSR Act with the U.S. Department of Justice and U.S. Federal Trade Commission on July 16, 2007.

The governmental entities from which approvals are required may request additional information from the parties in order to complete their review of the transaction and may condition their approval of the merger on the satisfaction of certain regulatory conditions that may have the effect of imposing restrictions or additional costs on CommScope or Andrew.  These conditions could include a complete or partial license, divestiture, spin-off or the sale of certain assets or businesses of either CommScope or Andrew, which may be on terms that are not as favorable to CommScope or Andrew as may have been attainable absent the merger, or other restrictions on the operation of the combined business.  While we expect to obtain the required regulatory approvals, we cannot be certain that all of the required antitrust approvals will be obtained, nor can we be certain that the approvals will be obtained within the time limits contemplated by the merger agreement.  A delay in obtaining the required approvals may delay and possibly prevent the completion of the merger.

We are subject to certain restrictions on the conduct of our business under the terms of the merger agreement.

Under the terms of the merger agreement, we have agreed to certain restrictions on the operations of our business that are customary for transactions similar to the merger.  We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business.  We have agreed that without Andrew’s consent we will not take certain actions that include amending our organization documents in a manner materially adverse to stockholders and acquiring interests in an entity, which acquisition would be expected to impede or delay the governmental approvals required for the merger.  Because of these restrictions, we may have been, and prior to the consummation of the merger, may be, prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the merger agreement.

The anticipated benefits of the acquisition may not be realized.

We entered into the merger agreement with Andrew with the expectation that the merger will result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of infrastructure solutions, the expansion of our global distribution and manufacturing capabilities, operational improvements and a diversification of our customer base.  The merger will present challenges to management, including the integration of operations, properties and personnel of Andrew and CommScope. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including, but not limited to, whether we can integrate our business and Andrew’s business in an efficient and effective manner, whether there will be increased spending by wireless carriers, our ability to manage potential volatility in commodities prices, the reaction of existing or potential competitors to the transaction, and general competitive factors in the marketplace.  Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

We may fail to realize the anticipated synergies and cost savings expected from the merger.

Our success after the merger will depend, in part, on our ability to realize the anticipated growth opportunities and cost savings from combining our business with Andrew.  We expect to generate annual pretax cost savings (excluding transition cash costs expected to total approximately $70 million to $80 million in the first two years after completion) of approximately $90 million to $100 million in the second full year after completion of the transaction. We expect to achieve approximately $50 million to $60 million in the first full year after completion of the merger.  We expect the cost savings to come from a combination of procurement savings, rationalization of duplicate locations, streamlining overhead and integration of infrastructure, and building upon best practices in technology and manufacturing.  We cannot provide any assurance that these cost savings can be achieved in the amounts or during the periods predicted.  To realize these anticipated benefits, we must successfully combine our business with Andrew in a manner that permits these synergies to be realized.  In addition, our success after the merger will depend, in part, on these synergies being achieved without adversely affecting revenues.  If we are not able to successfully achieve these objectives, such anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected.

We may have difficulty integrating our business with Andrew’s business and may incur substantial costs in connection with the integration.

Achieving the anticipated benefits of the merger will depend on the successful integration of our products, services, operations, personnel, technology and facilities with those of Andrew in a timely and efficient manner.

Although we do not anticipate material difficulties in connection with such integration, the possibility exists that such difficulties could be experienced in connection with the merger, especially given the relatively large size of the merger.  The time and expense associated with converting the businesses of CommScope and Andrew to a common platform may exceed our expectations and limit or delay the intended benefits of the transaction.  Similarly, the process of combining sales and marketing forces, consolidating administrative functions, and coordinating product and service offerings can take longer, cost more, and provide fewer benefits than initially projected.  To the extent any of these events occurs, the benefits of the transaction may be reduced.

Integrating our business with Andrew will be a complex, time-consuming and expensive process.  Before the merger, CommScope and Andrew operated independently, each with its own business, products, customers, employees, culture and systems.  We may face substantial difficulties, costs and delays in integrating the two businesses.  These difficulties, costs and delays may include:

•                  Potential difficulty in combining the separate product technologies of CommScope and Andrew;

•                  Perceived adverse changes in product offerings available to customers or in customer service standards, whether or not these changes do, in fact, occur;

•                  Costs and delays in implementing common systems and procedures;

•                  Difficulties in combining research and development teams and processes;

•                  Potential charges to earnings resulting from the application of purchase accounting to the transaction;

•                  Difficulty comparing financial reports due to differing financial and/or internal reporting systems;

•                  Diversion of management resources from the business;

•                  The inability to retain existing customers of each company;

•                  Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;

•                  Challenges in retaining and integrating management and other key employees of CommScope and Andrew;

•                  Difficulties in coordinating infrastructure operations in an effective and efficient manner; and

•                  The inability to achieve the synergies anticipated to be realized from the merger on the timeline presently anticipated, or at all.

After the merger, we may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs.  We may be unsuccessful in implementing the integration of these systems and processes in a timely and efficient manner.  Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance and/or the loss of customers and employees.

We may have difficulty integrating our system of internal control over financial reporting with that of Andrew.

The failure to integrate our system of internal control over financial reporting with that of Andrew following the merger could affect adversely our ability to exercise effective internal control over financial reporting.  A failure to exercise effective internal control over financial reporting could result in a material misstatement in our annual or interim consolidated financial statements.

CommScope and Andrew both depend on key personnel, and the loss of any of these key personnel because of uncertainty regarding the merger, either before or after the merger, could hurt our business after the merger.

CommScope and Andrew depend on the services of their key personnel.  Current and prospective employees of CommScope and Andrew may, either before or after the merger, experience uncertainty about their future roles with CommScope after the merger, which may affect the performance of such personnel adversely and the ability of each company to retain and attract key personnel.  The loss of the services of one or more of these key employees or our inability to attract, train, and retain qualified employees could result in the loss of customers or otherwise inhibit our ability to integrate and grow the business effectively after the merger.

The merger may result in a loss of customers.

Some customers may seek alternative sources of product and/or service after the announcement of the merger due to, among other reasons, a desire not to do business with CommScope after the merger or perceived concerns that CommScope may not continue to support and develop certain product lines.  Difficulties in combining operations could also result in the loss of, or potential disputes or litigation with, customers.  Any steps by management to counter such potential increased customer attrition may not be effective.  Failure by management to retain customers could result in worse than anticipated financial performance.

As a result of the merger, including the financing necessary to consummate the merger, we will have substantial indebtedness.

As a result of the merger, we expect to incur substantial indebtedness, including the financing necessary to pay the cash portion of the merger consideration and transaction-related costs, in addition to debt assumed from Andrew.  Our substantial indebtedness could have the following consequences:

•                  Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;

•                  A substantial portion of our cash flow must be dedicated to the payment of principal and interest on our indebtedness;

•                  We will be substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage;

•                  We may be hindered in our ability to adjust rapidly to changing market conditions; and

•                  Our high degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or our business.

If the conditions to the merger are not satisfied or waived, the merger may not occur.

Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger.  If the conditions are not satisfied or waived, to the extent waiver is permitted by law or the rules or regulations of NASDAQ, the merger will not occur or will be delayed, and each of CommScope and Andrew may lose some or all of the intended benefits of the merger.

The following conditions, in addition to other customary closing conditions, must be satisfied or waived, if permissible, before CommScope and Andrew are obligated to complete the merger:

•                  The merger agreement must be adopted by the holders of at least a majority of the issued and outstanding shares of Andrew common stock as of the record date for the vote;

•                  The waiting period (and any extension thereof) applicable to the merger pursuant to the HSR Act, or any other applicable competition, merger, antitrust or similar law shall have expired or been terminated;

•                  Specified governmental consents or certain other approvals shall have been obtained and be in full force and effect;

•                  There must not be any judgment, injunction, decree or order issued by any court or other governmental entity or any other statute, law, rule, legal restraint or prohibition which prohibits, materially restricts, makes illegal or enjoins consummation of the merger; and

•                   There must not be any action or proceeding pending by a governmental entity challenging or seeking to prevent the consummation of the merger.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the Meeting) on May 4, 2007. Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 60,706,575 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 54,912,880 shares voted in person or by proxy, constituting a quorum.

At the Meeting, three of the Company’s directors were elected for three-year terms ending at the 2010 Annual Meeting of Stockholders by the vote set forth below:

Name of Director	Votes For	Votes Withheld
George L. Boyd	52,246,005	2,666,875
George N. Hutton, Jr.	54,172,095	740,785
Katsuhiko (Kat) Okubo	49,421,913	5,490,967

The Company’s other four directors, whose terms of office continue after the Meeting with terms expiring at the annual meetings in parentheses after their names, are Frank M. Drendel (2009), Richard C. Smith (2009), June E. Travis (2008) and James N. Whitson (2008).

A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the 2007 fiscal year by the Audit Committee of the Board of Directors of the Company was approved by 53,715,473 votes cast in favor, 1,162,184 votes cast against and 35,223 votes abstaining.

ITEM 6.                    EXHIBITS

2.1

Agreement and Plan of Merger, by and among CommScope, Inc., DJRoss, Inc. and Andrew Corporation dated as of June 26, 2007 (Incorporated herein by reference from CommScope, Inc.’s Current Report on Form 8-K filed on June 27, 2007 (File No. 1-12929)).

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

COMMSCOPE, INC.

August 2, 2007	/s/ Jearld L. Leonhardt
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant