Form 10-Q
period 2007-09-30
COMMSCOPE INC
filed 2007-11-07
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐    No ☒

As of October 31, 2007 there were 61,697,941 shares of Common Stock outstanding.

CommScope, Inc.

Form 10-Q

September 30, 2007

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited—In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$513,608	$466,100	$1,468,204	$1,230,235

Operating costs and expenses:
Cost of sales	354,324	326,287	1,014,382	897,135
Selling, general and administrative	69,416	62,799	196,659	175,229
Research and development	8,288	9,151	24,610	24,821
Restructuring costs	215	3,011	1,113	10,764
Total operating costs and expenses	432,243	401,248	1,236,764	1,107,949

Operating income	81,365	64,852	231,440	122,286
Other income (expense), net	2,824	207	2,542	872
Interest expense	(1,665)	(2,110)	(5,339)	(6,082)
Interest income	5,962	3,145	16,248	7,541

Income before income taxes and gain on OFS BrightWave note receivable	88,486	66,094	244,891	124,617
Income tax expense before income tax provision on gain on OFS BrightWave note receivable	(28,213)	(22,504)	(77,634)	(40,279)

Income before gain on OFS BrightWave note receivable	60,273	43,590	167,257	84,338
Gain on OFS BrightWave note receivable, net of tax of $11,175	—	—	—	18,625

Net income	$60,273	$43,590	$167,257	$102,963

Net income per share:
Basic	$0.98	$0.74	$2.74	$1.77
Assuming dilution	$0.81	$0.61	$2.27	$1.46

Weighted average shares outstanding:
Basic	61,661	59,166	61,105	58,146
Assuming dilution	74,978	72,662	74,500	71,917

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited—In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
Assets

Cash and cash equivalents	$333,316	$276,042
Short-term investments	238,575	151,868
Total cash, cash equivalents and short-term investments	571,891	427,910

Accounts receivable, less allowance for doubtful accounts of $14,558 and $13,461, respectively	257,564	186,824
Inventories, net	190,288	153,596
Prepaid expenses and other current assets	18,982	14,914
Deferred income taxes	27,361	24,556
Total current assets	1,066,086	807,800

Property, plant and equipment, net	222,707	242,012
Goodwill	154,454	151,378
Other intangibles, net	68,184	63,967
Deferred income taxes	18,470	15,493
Other assets	20,316	21,823

Total Assets	$1,550,217	$1,302,473

Liabilities and Stockholders’ Equity

Accounts payable	$84,391	$74,927
Other accrued liabilities	114,754	95,316
Current portion of long-term debt	11,550	13,000
Total current liabilities	210,695	183,243

Long-term debt	250,000	271,100
Pension and postretirement benefit liabilities	89,272	89,995
Other noncurrent liabilities	33,154	19,031
Total Liabilities	583,121	563,369

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000;
Issued and outstanding shares: None at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000;
Issued shares, including treasury stock: 71,882,441 at September 30, 2007 and 69,934,533 at December 31, 2006;
Issued and outstanding shares: 61,682,441 at September 30, 2007 and 59,734,533 at December 31, 2006	719	699
Additional paid-in capital	591,043	532,344
Retained earnings	508,023	346,821
Accumulated other comprehensive income	12,846	4,775
Treasury stock, at cost: 10,200,000 shares at September 30, 2007 and December 31, 2006	(145,535)	(145,535)
Total Stockholders’ Equity	967,096	739,104

Total Liabilities and Stockholders’ Equity	$1,550,217	$1,302,473

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited—In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Operating Activities:
Net income	$167,257	$102,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,285	41,858
Equity-based compensation	7,747	3,384
Deferred income taxes	(10,096)	9,967
Gain on OFS BrightWave note receivable	—	(29,800)
Changes in assets and liabilities:
Accounts receivable	(65,526)	(88,289)
Inventories	(30,634)	(30,061)
Prepaid expenses and other current assets	(3,679)	(1,208)
Accounts payable and other accrued liabilities	30,210	32,260
Other noncurrent liabilities	4,922	(6,031)
Other	1,027	(3,575)
Net cash provided by operating activities	138,513	31,468

Investing Activities:
Additions to property, plant and equipment	(18,284)	(22,625)
Proceeds from OFS BrightWave note receivable	—	29,800
Net purchases of short-term investments	(86,707)	(10,022)
Proceeds from disposal of fixed assets	10,957	4,599
Cash paid for acquisitions	(16,976)	(13,810)
Net cash used in investing activities	(111,010)	(12,058)

Financing Activities:
Principal payments on long-term debt	(22,550)	(9,950)
Proceeds from the issuance of shares under equity-based compensation plans	34,667	48,969
Tax benefit from the issuance of shares under equity-based compensation plans	16,305	15,857
Net cash provided by financing activities	28,422	54,876

Effect of exchange rate changes on cash	1,349	775

Change in cash and cash equivalents	57,274	75,061
Cash and cash equivalents, beginning of period	276,042	146,549
Cash and cash equivalents, end of period	$333,316	$221,610

See notes to condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(Unaudited—In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2007	2006

Number of common shares outstanding:
Balance at beginning of period	59,734,533	55,873,347
Issuance of shares under equity-based compensation plans	1,947,908	3,471,717
Balance at end of period	61,682,441	59,345,064

Common stock:
Balance at beginning of period	$699	$661
Issuance of shares under equity-based compensation plans	20	35
Balance at end of period	$719	$696

Additional paid-in capital:
Balance at beginning of period	$532,344	$462,842
Issuance of shares under equity-based compensation plans	34,647	48,934
Tax benefit from shares issued under equity-based compensation plans	16,305	15,857
Expiration of registration rights	—	500
Equity-based compensation expense recognized	7,747	3,384
Reclassification due to adoption of SFAS No. 123(R)	—	(8,980)
Balance at end of period	$591,043	$522,537

Deferred equity-based compensation:
Balance at beginning of period	$—	$(8,980)
Reclassification due to adoption of SFAS No. 123(R)	—	8,980
Balance at end of period	$—	$—

Retained earnings:
Balance at beginning of period	$346,821	$216,688
Net income	167,257	102,963
Impact of adoption of FIN 48	(6,055)	—
Balance at end of period	$508,023	$319,651

Accumulated other comprehensive income (loss):
Balance at beginning of period	$4,775	$(3,651)
Other comprehensive income, net of tax	8,071	3,603
Balance at end of period	$12,846	$(48)

Treasury stock, at cost:
Balance at beginning and end of period	$(145,535)	$(145,535)

Total stockholders’ equity	$967,096	$697,301

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Comprehensive income:
Net income	$60,273	$43,590	$167,257	$102,963
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) - foreign subsidiaries	1,394	(18)	2,238	(397)
Foreign currency transaction gain (loss) on long-term intercompany loans - foreign subsidiaries	2,015	(184)	5,229	4,586
Gain (loss) on derivative financial instrument designated as a net investment hedge	(429)	166	(653)	(586)
Amortization of unrecognized pension and other postretirement benefit amounts	(208)	—	(434)	—
Revaluation of unrecognized other postretirement benefit obligation	1,691	—	1,691	—
Total other comprehensive income (loss), net of tax	4,463	(36)	8,071	3,603

Total comprehensive income	$64,736	$43,554	$175,328	$106,566

See notes to condensed consolidated financial statements.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited—In Thousands, Unless Otherwise Noted)

1.             BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc., through its wholly owned subsidiaries (CommScope or the Company), is a world leader in infrastructure solutions for communications networks. The Company’s highly engineered cable and connectivity solutions enable a host of information-rich and interactive services that are delivered to the home, office and mobile devices. The Company focuses on the “last mile” in communications networks, which is the distribution access or final link to the customer. The Company believes it is a global leader in structured cabling solutions for business enterprise applications and broadband coaxial cables for the cable television industry. The Company also designs, manufactures and markets a broad line of high-performance electronic, coaxial and fiber optic cable and related products for data networking, Internet access, wireless communication, telephony and other broadband applications. In addition, the Company is an industry leader in the design and manufacture of environmentally secure enclosures to integrate complex equipment for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) deployments by telecommunication service providers in the United States.

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2007 and 2006 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K). There were no changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2007 other than the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as of January 1, 2007, which is discussed below. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2006 Form 10-K as well as the use of estimates in the recognition and measurement of tax benefits arising from uncertain tax positions as required by FIN 48. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2006 Form 10-K.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 25% and 26% of the Company’s total net sales during the three and nine months ended September 30, 2007, respectively, and approximately 32% and 29% of the Company’s total net sales during the three and nine months ended September 30, 2006, respectively. Sales to Anixter primarily originate within the Enterprise segment.

Net sales to Alcatel-Lucent, which primarily relate to their role as an original equipment manufacturer for a large telecommunications company, accounted for approximately 12% of the Company’s total net sales during the three and nine months ended September 30, 2007 and approximately 10% and 8% of the Company’s total net sales for the three and nine months ended September 30, 2006, respectively. Sales to Alcatel-Lucent primarily originate within the Carrier segment.

Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company’s total net sales for the three and nine months ended September 30, 2007 and 2006.

Accounts receivable from Anixter represented approximately 27% and accounts receivable from Alcatel-Lucent represented approximately 10% of net accounts receivable as of September 30, 2007. No other customer accounted for 10% or more of the Company’s net accounts receivable as of September 30, 2007.

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

Activity in the product warranty accrual, included in other accrued liabilities, for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product warranty accrual, beginning of period	$3,712	$2,578	$2,090	$2,035
Provision for warranty claims	1,093	344	2,936	1,023
Warranty claims paid	(297)	—	(518)	(136)
Product warranty accrual, end of period	$4,508	$2,922	$4,508	$2,922

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

Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income for basic net income per share	$60,273	$43,590	$167,257	$102,963
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	629	629	1,887	1,887
Income available to common shareholders for diluted net income per share	$60,902	$44,219	$169,144	$104,850
Denominator:
Weighted average number of common shares outstanding for basic net income per share	61,661	59,166	61,105	58,146
Effect of dilutive securities:
Employee stock options (a)	1,294	1,823	1,436	2,136
Restricted stock, phantom stock and performance units	529	179	465	141
1% convertible senior subordinated debentures due 2024	11,494	11,494	11,494	11,494
Weighted average number of common and potential common shares outstanding for diluted net income per share	74,978	72,662	74,500	71,917

(a)             No options to purchase common shares were excluded from the computation of net income per share, assuming dilution, for the three and nine months ended September 30, 2007. Options to purchase approximately 0.6 million and 1.9 million common shares were excluded from the computation of net income per share, assuming dilution, for the three and nine months ended September 30, 2006, respectively, because they would have been anti-dilutive.

Income Tax Uncertainties

The Company adopted the provisions of FIN 48 as of January 1, 2007, resulting in a $4.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to opening retained earnings. In addition, the Company reduced a long-term deferred tax asset by $4.0 million with an offsetting reduction to opening retained earnings of $1.9 million and an increase of $2.1 million to long-lived assets as a purchase accounting adjustment. In the three and nine months ended September 30, 2007, there was a $1.2 million and $3.1 million increase in the liability for unrecognized tax benefits, respectively.

The Company files a consolidated U.S. federal income tax return as well as consolidated or individual subsidiary returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 1997. The Internal Revenue Service (IRS) commenced an examination of the Company’s 2004 and 2005 U.S. income tax returns in 2006 that is expected to be completed by the end of 2007. As of January 1, 2007, the IRS has proposed certain significant adjustments to the Company’s research and development tax credit positions related to years prior to 2004. The Company is currently protesting those proposed adjustments. If unsuccessful, it is reasonably possible that an additional payment will be made in the following twelve months, but the Company does not believe that any such payment would be material to the Company’s financial position. It is reasonably possible that the unrecognized tax benefits arising from other positions taken by the Company may significantly increase or decrease in the next 12 months, but the Company does not expect any such adjustments to be material to the Company’s financial position or results of operations.

As of January 1, 2007, the Company’s liability for unrecognized tax benefits of $15.0 million included $12.9 million that, if recognized, would favorably affect the effective tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had accrued approximately $4.7 million for the payment of interest and penalties. No material changes to the accrued amounts occurred in the three and nine months ended September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to carry most financial assets or liabilities at fair value, with changes in fair value recorded in earnings. The Company is required to adopt SFAS No. 159 on January 1, 2008. The Company currently does not plan to measure any of its existing financial assets and liabilities at fair value under the provisions of SFAS No. 159 and, therefore, does not anticipate a material impact to its results of operations or financial position related to the adoption of this standard.

2.             ACQUISITIONS

Signal Vision, Inc.

On May 1, 2007, CommScope acquired substantially all of the assets and assumed certain current liabilities of Signal Vision, Inc., a leading supplier of broadband radio frequency subscriber products, for approximately $19.0 million, of which $17.0 million was paid in cash and the balance is payable within two years. The acquisition is included within the Broadband segment.

The preliminary allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Amortization Period	Estimated Fair Value
	(in years)	(in millions)
Inventory		$4.4
Accounts receivable		2.5
Machinery and equipment		0.1
Intangible assets:
Customer relationships	10	5.2
Non-compete agreement	5	3.0
Other identifiable intangible assets	6	1.1
Goodwill		3.1
Less: Current liabilities assumed		(0.4)
Total purchase price		$19.0

The weighted average estimated useful life of the amortizable intangible assets acquired is 7.8 years.

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

Andrew Corporation

On June 27, 2007, the Company announced an agreement to acquire Andrew’s common stock for $15.00 per share, comprised of $13.50 in cash and an additional $1.50 in either cash, CommScope common stock or a combination thereof, at CommScope’s option. The total transaction value is approximately $2.6 billion, based on Andrew’s estimated 176 million shares outstanding on a fully diluted basis, which includes shares issuable under Andrew’s existing convertible notes. Andrew designs, manufactures and delivers equipment and solutions for the global communications infrastructure market. The transaction is expected to close, subject to customary closing conditions, before the end of 2007.

3.                                      BALANCE SHEET DATA

Short-term Investments

At September 30, 2007 and December 31, 2006, the Company’s short-term investments were composed of the following:

	September 30, 2007	December 31, 2006
Available for sale	$85,575	$131,868
Held-to-maturity	153,000	20,000
	$238,575	$151,868

At September 30, 2007, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$153,000	$27	$—	$153,027

At December 31, 2006, the held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt obligations	$10,000	$—	$—	$10,000
Federal agency notes	10,000	—	(3)	9,997
	$20,000	$—	$(3)	$19,997

Inventories

	September 30, 2007	December 31, 2006
Raw materials	$59,449	$56,888
Work in process	52,777	38,936
Finished goods	78,062	57,772
	$190,288	$153,596

4.                                      LONG-TERM DEBT

	September 30,	December 31,
	2007	2006
Senior secured term loan	$11,550	$23,300
1% convertible senior subordinated debentures	250,000	250,000
IDA notes	—	10,800
	261,550	284,100
Less: current portion	(11,550)	(13,000)
	$250,000	$271,100

See Note 9 in the Notes to the Consolidated Financial Statements in the 2006 Form 10-K for information on the terms and conditions of the senior secured credit facility. As of September 30, 2007, the Company had availability of approximately $96 million and no outstanding borrowings under the senior secured revolving credit facility. The interest rate on the senior secured term loan was 6.63% and 6.87% at September 30, 2007 and December 31, 2006, respectively. Management believes the Company was in compliance with all of its covenants under this facility as of September 30, 2007.

See Note 9 in the Notes to the Consolidated Financial Statements in the 2006 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures. The estimated fair value of the Company’s convertible debentures as of September 30, 2007 and December 31, 2006 was $580.6 million and $370.3 million, respectively. On May 1, 2007, the Company redeemed the IDA notes.

In conjunction with the proposed Andrew acquisition, the Company received debt commitments for an aggregate of $2.55 billion in senior secured credit facilities consisting of a $2.3 billion seven-year senior secured term loan facility and a $250 million six-year senior secured revolving credit facility. Since obtaining the debt commitments, the Company has engaged in discussions with the lead arrangers and debt providers regarding certain changes to the structure and terms of the senior secured debt facilities. Although the debt commitments remain in effect on the original terms, the Company expects that the aggregate amount of senior secured credit facilities will be reduced from $2.55 billion to $2.5 billion, consisting of a $1.35 billion seven-year senior secured term loan facility, a $750 million six-year senior secured term loan facility and a $400 million six-year senior secured revolving credit facility. The Company and the lead arrangers proposed these changes to support the syndication of the senior secured credit facilities on acceptable terms. Because of continued instability in the debt financing markets, including the market for senior bank credit facilities, it is possible that the Company will elect to make further changes to the structure and terms of the senior credit facilities in order to complete syndication. However, any such changes would not impair the obligation of the debt providers to fund the senior credit facilities on the terms set forth in the commitment letter.

The debt commitments are subject to closing the acquisition and the satisfaction of other customary conditions. Based on the recent changes described above, the debt commitments provide for a weighted average initial interest rate of LIBOR plus 241 to 244 basis points on the senior secured term loan facilities and an initial interest rate on the revolving credit facility of LIBOR plus 225 basis points. Future interest rates on the six-year senior secured term loan facility and the revolving credit facility may be reduced by up to 50 basis points, depending on the achievement of certain financial metrics. The senior secured credit facilities are expected to be secured by substantially all of the Company’s domestic assets. The debt commitments expire on December 31, 2007 but will be extended to March 31, 2008 if the termination date for the merger agreement is automatically extended to March 31, 2008 in accordance with the terms of the merger agreement.

5.             RESTRUCTURING CHARGES

In August 2005, the Board of Directors of CommScope adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among CommScope’s global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006. As a result of these initiatives, the Company recognized net pretax charges during the three and nine months ended September 30, 2007 and 2006 as follows:

	Enterprise Segment	Broadband Segment	Carrier Segment	Total
Three months ended September 30, 2007	$149	$66	$—	$215
Nine months ended September 30, 2007	637	390	86	1,113

Three months ended September 30, 2006	1,821	838	352	3,011
Nine months ended September 30, 2006	7,664	2,396	704	10,764

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Employee- Related Costs	Equipment Relocation Costs	Asset Impairment Charges	Total
Balance as of June 30, 2007	$217	$—	$—	$217
Additional charge recorded	34	77	104	215
Cash paid	(93)	(77)	(104)	(274)
Balance as of September 30, 2007	$158	$—	$—	$158

Balance as of December 31, 2006	$1,510	$—	$—	$1,510
Additional charge recorded	(64)	1,073	104	1,113
Cash paid	(1,288)	(1,073)	(104)	(2,465)
Balance as of September 30, 2007	$158	$—	$—	$158

Balance as of June 30, 2006	$1,932	$—	$—	$1,932
Additional charge recorded	673	3,777	(1,439)	3,011
Cash paid	(1,023)	(3,777)	1,439	(3,361)
Balance as of September 30, 2006	$1,582	$—	$—	$1,582

Balance as of December 31, 2005	$8,087	$—	$—	$8,087
Additional charge recorded	4,705	7,595	(1,536)	10,764
Cash paid	(11,210)	(7,595)	1,536	(17,269)
Balance as of September 30, 2006	$1,582	$—	$—	$1,582

Employee-related costs include the expected severance costs and related fringe benefits, accrued over the remaining period employees are required to work in order to receive severance benefits. No additional employee-related costs are expected to be recognized in completing the global manufacturing initiatives.

Equipment relocation costs relate directly to shifting manufacturing capacity among our global manufacturing facilities and include costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are recognized as the expenses are incurred and no additional costs are expected to be recognized in completing the global manufacturing initiatives.

The net asset impairment charges recognized during the three and nine months ended September 30, 2007 resulted primarily from the sales of the Omaha, Nebraska warehouse and the Scottsboro, Alabama manufacturing facility. The proceeds from these sales, net of direct selling expenses were approximately $10.5 million. As of September 30, 2007, the

Company is attempting to sell additional land and buildings that are no longer in use. These assets have a net carrying value of $4.1 million and are reflected as property, plant and equipment in the Condensed Consolidated Balance Sheet. Additional net impairment charges may be incurred or gains realized upon the disposition of these or other excess assets. During the three and nine months ended September 30, 2006 there were gains recognized on the sale of excess manufacturing equipment that had previously been impaired.

6.             OFS BRIGHTWAVE, LLC

On June 30, 2006, CommScope received a payment of $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave, LLC (OFS BrightWave) under a $30 million Revolving Credit Agreement (the Agreement) dated November 16, 2001 and the Agreement was terminated. The carrying value of the note had previously been reduced to zero as a result of recording CommScope’s equity in losses of OFS BrightWave prior to the sale of CommScope’s equity interest in OFS BrightWave in June 2004 and an impairment charge of $11.1 million at the time of the sale in 2004.

The recovery of the OFS BrightWave note resulted in a pretax gain of $29.8 million ($18.6 million after-tax, or $0.26 per diluted share for the nine months ended September 30, 2006).

7.             DERIVATIVES AND HEDGING ACTIVITIES

As of September 30, 2007 and 2006, the Company held a cross currency swap of U.S. dollars for euros with a notional amount of $14.0 million. A portion of the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates and the remainder of the swap was designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. The fair value of the derivative instrument, reflected in other noncurrent liabilities, was approximately $8.4 million and $7.1 million as of September 30, 2007 and December 31, 2006, respectively.

Pretax gains (losses) of $(449) and $47 on the portion of the swap designated as a fair value hedge are reflected in earnings during the three months ended September 30, 2007 and 2006, respectively. Pretax gains (losses) of $(539) and $(164) on the portion of the swap designated as a fair value hedge are reflected in earnings during the nine months ended September 30, 2007 and 2006, respectively. The designations of the hedging instrument were effective as of September 30, 2007 and 2006, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.

There were no reclassifications from other comprehensive income (loss) to earnings related to derivatives and hedging activities during the three and nine months ended September 30, 2007 and 2006.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Accumulated net loss on derivative instruments, beginning of period	$(5,425)	$(5,026)	$(5,201)	$(4,274)
Net gain (loss) on derivative financial instrument designated as a net investment hedge	(429)	166	(653)	(586)
Accumulated net loss on derivative instruments, end of period	$(5,854)	$(4,860)	$(5,854)	$(4,860)

During the three months ended September 30, 2007 and 2006, the income tax expense (benefit) related to the gain (loss) on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $(251) and $98, respectively. During the nine months ended September 30, 2007 and 2006, the income tax expense (benefit) related to the gain (loss) on the derivative financial instrument designated as a net investment hedge and reported within other comprehensive income was $(383) and $(344), respectively.

8.             EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$790	$828	$1,039	$1,128
Interest cost	1,808	1,732	1,319	1,229
Recognized actuarial loss	—	14	26	140
Amortization of prior service costs	(193)	(96)	(21)	(131)
Amortization of transition obligation	11	10	—	—
Return on plan assets	(2,198)	(1,974)	(119)	(139)
Net periodic benefit cost	$218	$514	$2,244	$2,227

	Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$2,353	$2,467	$3,117	$3,384
Interest cost	5,413	5,188	3,957	3,687
Recognized actuarial loss	—	41	77	420
Amortization of prior service costs	(579)	(290)	(64)	(394)
Amortization of transition obligation	33	30	—	—
Return on plan assets	(6,584)	(5,913)	(356)	(417)
Net periodic benefit cost	$636	$1,523	$6,731	$6,680

The Company contributed approximately $0.2 million and $5.7 million to its pension plans during the three and nine months ended September 30, 2007, respectively, and anticipates making additional contributions of approximately $0.2 million to these plans during 2007. The Company contributed approximately $0.8 million and $2.5 million to the postretirement benefit plans during the three and nine months ended September 30, 2007, respectively, and anticipates making additional contributions of approximately $0.8 million to these plans during 2007.

During the three and nine months ended September 30, 2007, the Company reduced other comprehensive income by $0.2 million and $0.4 million, net of tax benefits of $0.1 million and $0.2 million, respectively, related to the amortization of unrecognized pension and other postretirement benefit amounts reported within other comprehensive income and increased other comprehensive income by $1.7 million, net of tax of $1.0 million, related to a revaluation of certain postretirement benefit obligations as a result of updated census data.

9.             EQUITY-BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. The following table summarizes the impact of equity-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$603	$369	$1,802	$995
Selling, general and administrative expense	1,890	752	5,185	2,027
Research and development expense	254	134	760	362
Equity-based compensation expense before taxes	2,747	1,255	7,747	3,384
Less: Related income tax benefits	(905)	(405)	(2,551)	(1,114)
Equity-based compensation expense, net of taxes	$1,842	$850	$5,196	$2,270

As of September 30, 2007, $14.5 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.5 years. There were no significant capitalized equity-based compensation costs at September 30, 2007.

Stock Options

The following table summarizes the stock option activity for the three and nine months ended September 30, 2007 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest as of June 30, 2007	2,874	$19.00		$113,074
Exercised	(83)	$22.04		$3,009
Expired or forfeited	—
Outstanding and expected to vest as of September 30, 2007	2,791	$18.91		$87,431

Outstanding and expected to vest as of December 31, 2006	4,742	$18.47		$61,192
Exercised	(1,948)	$17.80		$46,967
Expired or forfeited	(3)	$35.95	$15.64
Outstanding and expected to vest as of September 30, 2007	2,791	$18.91		$87,431
Exercisable as of September 30, 2007	2,484	$18.17		$79,676

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $7.2 million and $45.3 million, respectively. All of the non-vested options at September 30, 2007 are expected to vest as they are primarily held by senior management and directors.

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

The following table presents the weighted-average assumptions used in the Black-Scholes model to estimate the fair value of stock option awards granted during the three and nine months ended September 30, 2006. No stock option awards were granted during the three and nine months ended September 30, 2007.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected option term (in years)	5.0	5.0
Risk-free interest rate	4.9%	4.8%
Expected volatility	45%	45%
Expected dividend yield	0%	0%
Weighted-average fair value at grant date	$13.94	$12.78

The exercise prices of outstanding options at September 30, 2007 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$ 7.43 to $16.50	1,291	5.2	$13.09	1,271	$13.06
$ 16.51 to $24.00	1,016	5.9	$18.52	886	$18.32
$ 24.01 to $47.06	484	4.5	$35.26	327	$37.57
$ 7.43 to $47.06	2,791	5.4	$18.91	2,484	$18.17

Performance Share Units

The following table summarizes the performance share unit activity for the three and nine months ended September 30, 2007 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at June 30, 2007	445	$23.34
Forfeited	—	$—
Outstanding and non-vested at September 30, 2007	445	$23.34

Outstanding and non-vested at December 31, 2006	449	$23.26
Forfeited	(4)	$22.54
Outstanding and non-vested at September 30, 2007	445	$23.34

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three and nine months ended September 30, 2007 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at June 30, 2007	502	$25.03
Granted	6	$56.51
Forfeited	(6)	$25.65
Outstanding and non-vested at September 30, 2007	502	$25.42

Outstanding and non-vested at December 31, 2006	503	$24.78
Granted	16	$45.51
Forfeited	(17)	$25.32
Outstanding and non-vested at September 30, 2007	502	$25.42

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

The following tables provide summary financial information by segment as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 (in millions):

	As of	As of
	September 30,	December 31,
	2007	2006
Identifiable segment related assets:
Enterprise	$385.7	$375.1
Broadband	415.7	365.0
Carrier	131.1	94.5
Total identifiable segment related assets	932.5	834.6

Reconciliation to total assets:
Cash, cash equivalents and short-term investments	571.9	427.9
Deferred income taxes	45.8	40.0
Total assets	$1,550.2	$1,302.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales:
Enterprise	$240.4	$237.7	$680.6	$614.9
Broadband	161.2	143.8	472.7	406.2
Carrier	112.3	85.0	316.2	210.7
Inter-segment eliminations	(0.3)	(0.4)	(1.3)	(1.6)
Consolidated net sales	$513.6	$466.1	$1,468.2	$1,230.2

Operating income:
Enterprise	$42.5	$40.9	$119.8	$76.1
Broadband	17.0	12.8	58.8	25.3
Carrier	21.9	11.2	52.8	20.9
Consolidated operating income	$81.4	$64.9	$231.4	$122.3

Management will consider revisions to the reportable segments upon closing and integrating the Andrew acquisition.

11.                               SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2007	2006
Cash paid during the period for:
Income taxes	$59,145	$22,599
Interest	4,391	5,198
Noncash investing and financing activities:
Fair value, less costs to sell, of held for sale assets transferred from property, plant and equipment to other current assets	$—	$10,128

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2006 Annual Report on Form 10-K.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

	Three Months Ended September 30,
	2007		2006
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions, except per share amounts)
Net sales	$513.6	100.0%	$466.1	100.0%	$47.5	10.2%
Gross profit	159.3	31.0	139.8	30.0	19.5	13.9
SG&A expense	69.4	13.5	62.8	13.5	6.6	10.5
R&D expense	8.3	1.6	9.2	2.0	(0.9)	(9.4)
Restructuring costs	0.2	0.0	3.0	0.6	(2.8)	(92.9)
Net income	60.3	9.4	43.6	9.4	16.7	38.3
Net income per diluted share	0.81		0.61		0.20	32.8

	Nine Months Ended September 30,
	2007		2006
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions, except per share amounts)
Net sales	$1,468.2	100.0%	$1,230.2	100.0%	$238.0	19.3%
Gross profit	453.8	30.9	333.1	27.1	120.7	36.2
SG&A expense	196.7	13.4	175.2	14.2	21.4	12.2
R&D expense	24.6	1.7	24.8	2.0	(0.2)	(0.9)
Restructuring costs	1.1	0.1	10.8	0.9	(9.7)	(89.7)
Gain on OFS BrightWave note receivable	—	—	18.6	1.5	(18.6)	(100.0)
Net income	167.3	11.4	103.0	8.4	64.3	62.4
Net income per diluted share	2.27		1.46		0.81	55.5

Net sales

The increase in net sales for the three and nine months ended September 30, 2007 over the comparable prior year periods is attributable to international sales growth in each of our segments and domestic sales growth in our Carrier and Broadband segments. The increases for the three months ended September 30, 2007 are largely the result of higher sales volume levels while the increases for the nine months ended September 30, 2007 result from both higher sales volume levels and price increases implemented primarily in the first half of 2006 in response to higher raw material costs. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

Gross profit margin for the three months ended September 30, 2007 increased to 31.0% from 30.0% for the three months ended September 30, 2006 and to 30.9% from 27.1% for the comparable nine months periods. The improved gross profit margins reflect the impact of improved manufacturing utilization as a result of higher sales volumes, changes in the product mix toward products that generate higher margins, cost savings achieved as a result of restructuring activities and price increases implemented primarily in the first half of 2006 that were largely in response to raw material cost increases.

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

Selling, general and administrative expense

The increase in selling, general and administrative expense (SG&A) for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily due to higher marketing costs associated with the higher level of sales and spending to support and expand global sales initiatives. The reduction in SG&A expense as a percentage of net sales for the nine months ended September 30, 2007 is a result of the higher sales revenue.

Research and development

Research and development (R&D) expense decreased by $0.9 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. R&D expense as a percentage of net sales also decreased modestly to 1.6% and 1.7% for the three and nine months ended September 30, 2007, respectively, as compared to 2.0% for the comparable 2006 three and nine month periods. The ongoing R&D activities generally relate to bringing new products to market and to modifying existing products to better serve our customers.

Restructuring costs

We recognized pretax restructuring costs of $0.2 million and $1.1 million during the three and nine months ended September 30, 2007, respectively, compared with $3.0 million and $10.8 million during the comparable periods ended September 30, 2006, respectively. The 2007 costs resulted from the global manufacturing initiatives, which began during the third quarter of 2005 and are substantially complete as of September 30, 2007. No additional employee-related or equipment relocation charges are expected to be incurred related to the global manufacturing initiatives.

During the three months ended September 30, 2007, we sold properties in Scottsboro, Alabama and Omaha, Nebraska with a combined carrying value of $10.6 million and recognized a pretax loss of $0.1 million, which is included in restructuring costs. As of September 30, 2007, we owned $4.1 million of land and buildings that, as a result of the global manufacturing initiatives, are no longer in use and are being marketed for sale. Additional restructuring losses may be incurred or gains realized upon disposition of these or other excess assets.

Net interest income

We recognized net interest income of $4.3 million and $10.9 million for the three and nine months ended September 30, 2007, respectively, compared to $1.0 million and $1.5 million for the comparable prior year periods. The increases were primarily the result of significantly higher balances of invested funds (cash, cash equivalents and short-term investments). For the nine months ended September 30, 2007, interest income increased due to improved rates of return on invested balances as a result of increases in LIBOR and other short-term interest rates over the comparable prior year period. Interest expense for the three and nine month periods declined slightly from the comparable prior year periods primarily as a result of lower levels of outstanding debt due to principal repayments of the senior term loan and the repayment of the IDA notes in May 2007. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated long-term financing costs, was lower at 2.32% as of September 30, 2007 compared to 2.68% as of December 31, 2006, primarily as a result of principal repayments of the senior term loan and the repayment of the IDA notes.

Income taxes

Our effective income tax rate was 32% for the three and nine months ended September 30, 2007 compared to 34% and 32%, excluding the impact of the gain on the OFS note receivable, for the three and nine months ended September 30, 2006, respectively. Our effective income tax rate is generally lower than the U.S. statutory rate due to benefits received from international activities that are taxed at lower rates. Differences in rates between periods generally result from changes in the relationship of domestic to international income and among the various international jurisdictions where we have activities.

Gain on OFS BrightWave note receivable

On June 30, 2006, we received a payment of $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave, LLC (OFS BrightWave) under a $30 million Revolving Credit Agreement that was by its terms scheduled to be repaid no later than November 16, 2006. The carrying value of the note had previously been reduced to zero as a result of recording our equity in losses of OFS BrightWave prior to the sale of our interest in OFS BrightWave in June 2004 and an impairment charge of $11.1 million at the time of the sale in 2004. The Revolving Credit Agreement was terminated on June 30, 2006.

The reported gain on the OFS BrightWave note receivable is net of a tax provision of $11.2 million.

Segment Results

	Three Months Ended September 30,
	2007		2006
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$240.4	46.8%	$237.7	51.0%	$2.7	1.1%
Broadband	161.2	31.4	143.8	30.9	17.4	12.1
Carrier	112.3	21.9	85.0	18.2	27.3	32.2
Inter-segment eliminations	(0.3)	(0.1)	(0.4)	(0.1)	0.1
Consolidated net sales	$513.6	100.0%	$466.1	100.0%	$47.5	10.2%

Total domestic sales (1)	$345.1	67.2%	$324.5	69.6%	$20.6	6.3%
Total international sales (1)	168.5	32.8	141.6	30.4	26.9	19.0
Total worldwide sales	$513.6	100.0%	$466.1	100.0%	$47.5	10.2%

Operating income by segment:
Enterprise	$42.5	17.7%	$40.9	17.2%	$1.6	3.8%
Broadband	17.0	10.6	12.8	8.9	4.2	33.2
Carrier	21.9	19.5	11.2	13.2	10.7	96.3
Consolidated operating income	$81.4	15.8%	$64.9	13.9%	$16.5	25.5%

	Nine Months Ended September 30,
	2007		2006
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions)
Net sales by segment:
Enterprise	$680.6	46.4%	$614.9	50.0%	$65.8	10.7%
Broadband	472.7	32.2	406.2	33.0	66.4	16.4
Carrier	316.2	21.5	210.7	17.1	105.5	50.1
Inter-segment eliminations	(1.3)	(0.1)	(1.6)	(0.1)	0.3
Consolidated net sales	$1,468.2	100.0%	$1,230.2	100.0%	$238.0	19.3%

Total domestic sales (1)	$1,003.3	68.3%	$847.0	68.9%	$156.3	18.4%
Total international sales (1)	464.9	31.7	383.2	31.1	81.7	21.3
Total worldwide sales	$1,468.2	100.0%	$1,230.2	100.0%	$238.0	19.3%

Operating income by segment:
Enterprise	$119.8	17.6%	$76.1	12.4%	$43.7	57.4%
Broadband	58.8	12.5	25.3	6.2	33.5	132.4
Carrier	52.8	16.7	20.9	9.9	31.9	152.1
Consolidated operating income	$231.4	15.8%	$122.3	9.9%	$109.1	89.2%

(1) For the nine months ended September 30, 2007, domestic sales of $8.3 million have been reclassified to international sales to properly reflect customer location. For the three and nine months ended September 30, 2006, domestic sales of $4.5 million and $6.0 million, respectively, have been reclassified to international sales to properly reflect customer location.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

Enterprise segment net sales for the three months ended September 30, 2007 were essentially unchanged from the comparable prior year period with sales growth in international regions and slight declines in domestic sales as compared to very strong domestic sales in the third quarter of 2006. Sales were higher in all major geographic regions for the nine months ended September 30, 2007 over the comparable prior year period primarily due to higher sales volumes of certain products, the effect of price increases and the introduction of new products. We implemented price increases for certain Enterprise products primarily in the first half of 2006 as a result of significant increases in the cost of certain raw materials.

Operating income for the Enterprise segment for the three months ended September 30, 2007 increased slightly over the comparable prior year period due to a $1.7 million reduction in restructuring costs related to the implementation of our global manufacturing initiatives. Enterprise segment operating income for the nine months ended September 30, 2007 improved over the comparable prior year period primarily due to increased sales volume, changes in the product mix towards products that generate higher margins and the impact of cost control efforts. The price increases that were realized were substantially offset by the impact of increased raw material costs. Also contributing to the improved operating income for the nine months ended September 30, 2007 is a $7.0 million reduction in restructuring costs.

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

Domestic and international Broadband segment net sales increased during the three and nine months ended September 30, 2007 as compared to the comparable prior year periods. During the three months ended September 30, 2007, the increase in Broadband segment sales was primarily due to higher international sales with particular strength in the Central and Latin America region. For the nine months ended September 30, 2007, higher sales in the United States as well as Central and Latin America region accounted for the majority of the increase in Broadband segment sales. These increases reflect the impact of higher sales volumes as well as the impact of price increases implemented primarily in the first half of 2006 in response to higher raw material costs. Domestic sales volume increases can be attributed to continued infrastructure needs of our large cable television system operator customers. Increases in international sales volumes, particularly in the Central and Latin America region, are a result of new projects and ongoing system maintenance. Domestic net sales for the three and nine months ended September 30, 2007 include incremental sales of $6.9 million and $12.6 million, respectively, related to acquired businesses.

Operating income for the three and nine months ended September 30, 2007 increased over the comparable prior year periods as a result of higher sales volumes and the impact of cost reductions realized in connection with the global manufacturing initiatives. These improvements were somewhat offset in the nine months ended September 30, 2007 by a $1.6 million provision for a specifically-identified warranty issue and $0.8 million related to inventory purchase accounting adjustments arising from the Signal Vision acquisition. Operating income for the nine months ended September 30, 2006 included a provision of $4.8 million recorded in cost of goods sold related to the portion of value added taxes receivable at our Brazilian subsidiary that are not believed to be recoverable. The remaining balance of Brazilian value added taxes receivable of $11.9 million is believed to be recoverable and has been classified largely as long-term in other assets on the Condensed Consolidated Balance Sheet as of September 30, 2007. Also contributing to the improved operating income are lower restructuring costs related to the implementation of our global manufacturing initiatives, which were $0.1 million and $0.4 million during the three and nine months ended September 30, 2007, respectively, compared to $0.8 million and $2.4 million during the three and nine months ended September 30, 2006, respectively.

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

The Carrier segment experienced substantial net sales growth for the three and nine months ended September 30, 2007 over the comparable prior year periods primarily due to the performance of the Integrated Cabinet Solutions (ICS) product group. The ICS business has rapidly expanded and reflects an increase in shipments related to DSL and FTTN deployments by telephone companies.

Sales of wireless and other Carrier segment products were also significantly higher during the three months ended September 30, 2007 as compared to the comparable prior year period. Year-to-date sales for these product groups were modestly higher in 2007 as compared to 2006.

The improvement in Carrier segment operating income for the three and nine months ended September 30, 2007 over the comparable 2006 periods is primarily due to the higher sales volume of ICS products and the impact of cost reductions realized as a result of the global manufacturing initiatives.

While we expect sales of Carrier products to be volatile since customer spending is mainly project-driven, we remain optimistic about our opportunities for the ICS and wireless product groups. We anticipate sales growth in 2008 for our ICS product group primarily due to FTTN construction activity and DSL deployments. Our ability to meet increased customer demand for ICS products will depend on whether we have sufficient production capacity through our internal operations and contract manufacturers, among other factors. We also expect continued investment in cellular telephone base stations, which provides growth opportunities for our wireless product group, though the rate of growth and product profitability may be adversely impacted by consolidation among wireless carriers, among other factors.

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

	As of
	September 30,	December 31,	Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$571.9	$427.9	$144.0	33.7%
Working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	295.1	209.6	85.5	40.7
Long-term debt, including current portion	261.6	284.1	(22.5)	(7.9)
Book capital structure	1,228.6	1,023.2	205.4	20.1
Long-term debt as a percentage of book capital structure	21.3%	27.8%

The increase in cash, cash equivalents and short-term investments during the nine months ended September 30, 2007 was primarily driven by operating cash flows of $138.5 million, proceeds of $51.0 million from the exercise of stock options and related tax benefits, and net proceeds from the sale of excess properties of $10.5 million. These inflows of cash were somewhat offset by $22.6 million of principal payments on long-term debt, capital expenditures of $18.3 million and a $17.0 million investment to acquire substantially all of the assets and assume certain current liabilities of Signal Vision, Inc.

	Nine Months Ended
	September 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Net cash provided by operating activities	$138.5	$31.5	$107.0	340.2%
Depreciation and amortization	37.3	41.9	(4.6)	(109.1)
Increase in working capital, excluding cash, cash equivalents and short-term investments and current portion of long-term debt	85.5	100.5	(15.0)	(14.9)
Capital expenditures	18.3	22.6	(4.3)	(19.2)

Operating Activities

During the nine months ended September 30, 2007, operating activities generated $138.5 million in cash compared to $31.5 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, net income of $167.3 million, depreciation and amortization of $37.3 million and an increase of $30.2 million in accounts payable and other accrued liabilities were somewhat offset by a $65.5 million increase in accounts receivable and a $30.6 million increase in inventories. The increase in accounts receivable is primarily attributable to the increase in sales during the third quarter of 2007 over the fourth quarter of 2006. Inventory levels have increased since December 31, 2006 as a result of increased utilization of our international manufacturing facilities and other aspects of our supply chain.

Excluding the impact of the acquisition of Andrew, which is expected to be completed before the end of 2007, we expect to continue to generate net cash from operations during the balance of 2007.

Investing Activities

We made net purchases of $86.7 million of short-term investment securities during the nine months ended September 30, 2007 compared to $10.0 million during the same period in 2006.

On May 1, 2007, we acquired substantially all of the assets and assumed certain current liabilities of Signal Vision, Inc., for approximately $19.0 million, of which $17.0 million was paid in cash. During the nine months ended September 30, 2006, we acquired certain assets supporting the MC2 75-ohm trunk and distribution cable television products business and certain other assets from Trilogy Communications, Inc. for a cash payment of $13.8 million.

During the nine months ended September 30, 2007 and 2006, we received proceeds from the sale of fixed assets of $11.0 million and $4.6 million, respectively, primarily related to the sale of assets identified as excess in connection with our global manufacturing initiatives.

Investments in property, plant and equipment during the nine months ended September 30, 2007 decreased by $4.3 million year-over-year to $18.3 million. The primary capital expenditures made during the first nine months of 2007 related to continuing investments to support cost reduction initiatives and improve operating efficiency.

Excluding the impact of the anticipated completion of the acquisition of Andrew, we currently expect total capital expenditures to be $24 million to $27 million in 2007 compared to $31.6 million in 2006. The expected capital spending during 2007 is primarily for cost reduction efforts and additional production capability.

During the nine months ended September 30, 2006, we received $29.8 million as a repayment of principal under our note receivable from OFS BrightWave. This note was originally funded in 2001 in conjunction with our investment in OFS BrightWave.

Financing Activities

The exercise of 1.95 million stock options during the nine months ended September 30, 2007 generated $34.7 million of proceeds and $16.3 million from the tax benefits generated by such stock option exercises.

During the nine months ended September 30, 2007, we reduced the principal balance of our outstanding long-term debt by $22.6 million through payments in accordance with the scheduled maturities outlined in our respective debt agreements ($9.8 million), the redemption of the $10.8 million of IDA Notes in May 2007 and additional payments as a result of asset sales ($2.0 million). On October 26, 2007, we repaid the remaining $11.6 million balance of our senior secured term loan.

On November 5, 2007, we filed a Registration Statement on Form S-4 with the SEC to effect the registration of our shares of common stock that may be issued as part of the merger consideration for the Andrew acquisition. The Registration Statement was declared effective by the SEC on November 7, 2007.

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

There were no material changes in our contractual obligations as of September 30, 2007, other than the redemption of the $10.8 million of IDA notes on May 1, 2007 and our intention to repay the balance of our senior secured term loan within the next twelve months. The IDA Notes were presented as a payment due after 5 years and $10.3 million of the senior secured term loan was presented as a payment due in one to three years in the Contractual Obligations section of our 2006 Annual Report on Form 10-K. As of September 30, 2007, our liability for unrecognized tax benefits under FIN 48 was $18.1 million of which $11.8 million would be excluded from a presentation of contractual obligations due to the uncertainty in predicting the timing of the related tax payments. The remainder of the liability would be presented as a payment due in less than one year.

In conjunction with the proposed Andrew acquisition, we received debt commitments for an aggregate of $2.55 billion in senior secured credit facilities consisting of a $2.3 billion seven-year senior secured term loan facility and a $250 million six-year senior secured revolving credit facility. Since obtaining the debt commitments, we have engaged in discussions with the lead arrangers and debt providers regarding certain changes to the structure and terms of the senior secured debt facilities. Although the debt commitments remain in effect on the original terms, we expect that the aggregate amount of senior secured credit facilities will be reduced from $2.55 billion to $2.5 billion, consisting of a $1.35 billion seven-year senior secured term loan facility, a $750 million six-year senior secured term loan facility and a $400 million six-year senior secured revolving credit facility. These changes were proposed to support the syndication of the senior secured credit facilities on acceptable terms. Because of continued instability in the debt financing markets, including the market for senior bank credit facilities, it is possible that we will elect to make further changes to the structure and terms of the senior credit facilities in order to complete syndication. However, any such changes would not impair the obligation of the debt providers to fund the senior credit facilities on the terms set forth in the commitment letter.

The debt commitments are subject to closing the acquisition and the satisfaction of other customary conditions. Based on the changes described above, the debt commitments provide for a weighted average initial interest rate of LIBOR plus 241 to 244 basis points on the senior secured term loan facilities and an initial interest rate on the revolving credit facility of LIBOR plus 225 basis points. Future interest rates on the six-year senior secured term loan facility and the revolving credit facility may be reduced by up to 50 basis points, depending on the achievement of certain financial metrics. We expect the senior secured credit facilities to be secured by substantially all of our domestic assets. The debt commitments will expire on December 31, 2007 but will automatically be extended to March 31, 2008 if the termination date for the merger agreement is automatically extended to March 31, 2008 in accordance with the terms of the merger agreement.

The level of borrowing under the senior secured credit facilities that will be required to complete the Andrew acquisition, including fees and expenses incurred in conjunction with the acquisition and the financing arrangements, and refinancing certain existing CommScope and Andrew indebtedness will depend upon, among other factors, the amount of CommScope common stock used to satisfy the merger consideration, the number of Andrew shares, stock options and restricted shares outstanding as of the merger date and the level of available cash, cash equivalents and short-term investments at CommScope and Andrew as of the merger date.

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

Forward-looking statements are not a guarantee of performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and are beyond the control of CommScope or Andrew. These risks and uncertainties could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and therefore should be carefully considered. Relevant risks and uncertainties relating to the proposed transaction include, but are not limited to: the risk that required regulatory review and approval may not be obtained in a timely manner, if at all; Andrew’s shareholders may not approve the proposed transaction; the anticipated benefits and synergies of the proposed transaction may not be realized; the integration of Andrew’s operations with CommScope could be materially delayed or may be more costly or difficult than expected; the proposed transaction may not be consummated; legal proceedings may be commenced by or against CommScope or Andrew. Relevant risks and uncertainties generally applicable to CommScope and Andrew include, but are not limited to: changes in cost and availability of key raw materials and the ability to recover these costs from customers through pricing actions; concentration of sales among a limited number of key customers or distributors; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand for products; the risk that customers might cancel orders placed or that orders currently placed may reduce orders in the future; continuing consolidation among customers; competitive pricing and acceptance of products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; ability to achieve expected sales, growth and earnings goals; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; and regulatory changes affecting us or the industries we serve. For a more complete description of factors that could cause such a difference, please see Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2006, Item 1A in this Form 10-Q and Andrew’s filings with the Securities and Exchange Commission (SEC), which are available at Andrew’s website or at www.sec.gov. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. In providing forward-looking statements, neither CommScope nor Andrew intends, and neither undertakes any duty or obligation, to update these statements as a result of new information, future events or otherwise.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.           RISK FACTORS

The discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2007 should be read in conjunction with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and the following update to our risk factors relating to the proposed acquisition of Andrew. These risks and uncertainties have the potential to have a material adverse impact on our business, financial condition and results of operations.

CommScope and Andrew may be required to comply with material restrictions or conditions in order to obtain the regulatory approvals to complete the merger and any delays in obtaining regulatory approvals may delay and possibly prevent the merger.

The merger is subject to review by the U.S. Department of Justice (DOJ) and the U.S. Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and by certain antitrust authorities outside of the United States. Under the HSR Act, CommScope and Andrew are required to make pre-merger notification filings and await the expiration or early termination of the applicable statutory waiting period prior to completing the merger. CommScope and Andrew each filed a Notification and Report Form pursuant to the HSR Act with the DOJ and FTC on July 16, 2007. On August 15, 2007, CommScope and Andrew each received requests for additional information (commonly referred to as a “second request”) from the Antitrust Division of the DOJ. The second requests were issued under the notification requirements of the HSR Act. The second requests extend the waiting period imposed by the HSR Act until 30 days after CommScope and Andrew have substantially complied with the second requests, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ. CommScope and Andrew have been cooperating fully with the DOJ.

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

After the merger, we may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful in implementing the integration of these systems and processes in a timely and efficient manner. Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance and/or the loss of customers and employees. Many of these factors are also outside of our control.

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

•                  We will be subject to restrictive covenants that may negatively affect our operational or financial flexibility or our ability to pursue additional acquisitions;

•                  We may be hindered in our ability to adjust rapidly to changing market conditions; and

•                  Our high degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or our business.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe our current cash, cash equivalents and short-term investments as well as future cash from operations and availability under our proposed credit facility will provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our public debt ratings affect our ability to raise capital and the cost of that capital. On June 27, 2007, Standard & Poor’s Rating Services (S&P) lowered its credit rating on CommScope to “BB-” from “BB” and placed the ratings on CreditWatch with negative implications. In addition, on October 12, 2007, Moody’s Investor Service lowered CommScope’s “Ba2” corporate family rating to “Ba3” with a stable outlook. On October 17, 2007, S&P removed CommScope from CreditWatch and affirmed our “BB-” rating with a stable outlook. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt or equity capital markets on terms and in amounts that would be satisfactory to us.

If we are unable to obtain capital on commercially reasonable terms, we could experience the following consequences:

•                  A reduction in funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

•                  A restriction of our ability to introduce new products or exploit business opportunities;

•                  An increase in our vulnerability to economic downturns and competitive pressures in the market in which we operate;

•                  A limit on our financial flexibility to finance a full or partial redemption of the $250 million aggregate principal amount of our 1% convertible senior subordinated debentures; and

•                  A loss of competitive advantage.

We may incur additional indebtedness in the future under the proposed credit facility, through future debt issuance, through assumption of liabilities in connection with future acquisitions or otherwise.

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

COMMSCOPE, INC.

November 7, 2007	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant