Form 10-K
period 2007-12-31
COMMSCOPE INC
filed 2008-02-28
CIK 1035884

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-12929

CommScope, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4135495 (I.R.S. Employer Identification No.)
1100 CommScope Place, S.E. P.O. Box 339 Hickory, North Carolina (Address of principal executive offices)	28602 (Zip Code)	(828) 324-2200 (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $3.52 billion as of June 29, 2007 (based on the $58.35 closing price on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded.

         As of February 14, 2008 there were 67,263,430 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders are
incorporated by reference in Part III hereof.

PART I

        Unless the context otherwise requires, references to "CommScope, Inc.," "CommScope," "we," "us," or "our" are to CommScope, Inc. and its direct and indirect subsidiaries on a consolidated basis.

        This Form 10-K includes "Forward-Looking Statements" within the meaning of the Securities Exchange Act of 1934, as amended, the Private Securities Litigation Reform Act of 1995 and related laws. These forward-looking statements are identified by the use of certain terms and phrases including but not limited to "intend," "goal," "estimate," "expect," "project," "projections," "plans," "anticipate," "should," "designed to," "foreseeable future," "believe," "think," "scheduled," "outlook," "guidance" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Item 1A of this Form 10-K sets forth more detailed information about the factors that may cause our actual results to differ, perhaps materially, from the views stated in such forward-looking statements. We do not intend, and are not undertaking any duty or obligation, to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

ITEM 1.    BUSINESS

General

        CommScope, Inc. is a world leader in infrastructure solutions for communications networks. With the acquisition of Andrew Corporation (Andrew), which is discussed in more detail below, we are a global leader in providing radio frequency subsystem solutions for wireless networks. Through our SYSTIMAX® and Uniprise® brands, we are also a global leader in structured cabling systems for business enterprise applications. In addition, we are the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) applications.

        CommScope, Inc. was incorporated in Delaware on January 28, 1997.

        For the year ended December 31, 2007, our revenues were $1.93 billion and our net income was $204.8 million. Historically, our operating performance is typically weaker during the first and fourth quarters and stronger during the second and third quarters. For further discussion of our current and prior year financial results, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this Form 10-K.

Our Acquisition of Andrew Corporation

        On December 27, 2007, we acquired Andrew for approximately $2.3 billion in cash and 5.1 million shares of our common stock valued at approximately $255 million. We funded the cash portion of the purchase price primarily through $2.1 billion of borrowings under new senior secured credit facilities. We acquired Andrew primarily to expand our global leadership in infrastructure solutions for communications networks. We believe that the ongoing, fundamental demand for bandwidth will continue to drive the need for communications infrastructure—in both wired and wireless networks. Demand for wireless services has been strong with global subscribers passing the three billion mark during 2007, according to various industry sources. Wireless subscriber growth in emerging markets, increasing minutes of use, new smart phones and handsets, multimedia functionality and robust data applications are all expected to continue to drive demand for infrastructure for wireless networks for the foreseeable future.

        We believe that our acquisition of Andrew will enable us to combine the innovative technologies, premier brands and top-tier customer bases of the two companies to expand our global service model to create an enhanced offering of communications infrastructure solutions that addresses a broader set of customer needs. We believe that the combination of Andrew and CommScope will help us:

  •
  Build upon complementary global product offerings that will provide customers with a broader array of infrastructure solutions for video, voice, data and mobility;

  •
  Expand global distribution and manufacturing capabilities;

  •
  Enhance growth opportunities by combining marquee brands, innovative technologies, and global service models;

  •
  Strengthen our industry-leading research and development and intellectual property portfolio;

  •
  Create scale in procurement, logistics and manufacturing in an increasingly competitive market; and

  •
  Diversify our markets, products and customer base.

        Combining the legacy CommScope business with the legacy Andrew business, we are a global manufacturer employing state-of-the-art processes in 26 major manufacturing facilities on five continents. We sell our products directly to end-user customers and to original equipment manufacturers (OEMs) as well as through a global network of distributors, system integrators and value-added resellers. We sell our products in more than 130 countries.

        Our historical financial information and other information given as of a date prior to December 27, 2007 reflects the business of CommScope prior to the acquisition of Andrew, unless the context specifically requires otherwise. Financial and other information included in this Form 10-K relating to Andrew for periods prior to the acquisition are not necessarily indicative of the future performance of the Andrew business as operated by us. For a description of the factors affecting such future performance, see Item 1A.

Strategy

        Our strategic vision is to be the leading global developer and provider of innovative communications solutions for deployment by communication service providers and enterprise users. Our acquisition of Andrew is an important milestone in achieving this objective. We strive to be recognized for the superior quality and performance of our products, outstanding service to our customers, the excellence of our employees and the value we deliver for our stockholders.

        Our business strategy focuses on enhancing operational efficiency and internal growth from our existing businesses. We intend to enhance revenue growth by developing proprietary products and building upon our worldwide facilities and presence as well as our extensive global network of distributors, system integrators and value-added resellers. We will also consider opportunities for acquisitions, joint ventures or other investments that are a complementary strategic fit with our existing business. During 2008, we also intend to review our product portfolio and may consider selectively divesting non-core or underperforming assets. Our industry-leading research and development teams continue to spearhead innovative developments in cable and connectivity. We plan to build upon this legacy of innovation and worldwide portfolio of more than 3,200 patents and pending patent applications to provide leading-edge technology and new, high-performance infrastructure solutions to our customers.

        The Andrew acquisition more than doubled the size of CommScope. While we remain confident in the long-term opportunities ahead, we have significant near-term integration challenges, including:

  a)
  maintaining excellent customer service while we strive to create synergies,

  b)
  supporting our best and brightest employees while we aim to become leaner and

  c)
  creating profitable growth in a challenging business environment.

        We intend to improve efficiency by increasing our operating focus, improving productivity and simplifying processes. We also intend to maintain our emphasis on superior customer service, which we believe has helped us maintain our market leadership in enterprise and broadband applications.

Legacy CommScope Operating Segments

        Prior to our acquisition of Andrew our reportable segments, which are defined by major product category, were Enterprise, Broadband and Carrier. As we integrate the Andrew business in 2008, we anticipate restructuring our reportable segments. CommScope's consolidated results of operations for the year ended December 31, 2007 do not include the results of operations of Andrew for the period from December 27, 2007 through December 31, 2007 because the results of operations for this period are immaterial to the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. Net revenues are distributed among our reportable segments as follows:

	Year Ended December 31,
	2007	2006	2005
Enterprise	46.5%	49.3%	49.4%
Broadband	32.4	33.9	34.4
Carrier	21.1	16.8	16.2

Total	100.0%	100.0%	100.0%

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

        Through our SYSTIMAX® and Uniprise® brands, we believe we are the leading global provider of structured cabling systems for business enterprise applications. The Enterprise group offers a complete portfolio of network infrastructure solutions that help enterprise customers, regardless of size, industry or information technology budget, take advantage of business and technology opportunities. We provide voice, data, video and converged solutions that support mission-critical, high-bandwidth and emerging applications as well as high-quality and reliable solutions that support applications for everyday needs.

        A structured cabling system is the transmission network inside a building or campus of buildings that connects voice and data communication devices, video and building automation devices, switching equipment and other information-management systems to one another as well as to outside communications networks. It includes all of the in-building and outside plant campus cabling and associated distribution components from the point of demarcation where the building or campus cabling connects to outside communications networks. A structured cabling system consists of various components, including transmission media (cable), circuit administration hardware, connectors, jacks, plugs, adapters, transmission electronics, electrical protection devices, wireless access devices and support hardware. Cables are classified by their construction, data transmission capability and the environments in which they can be installed. Components are designed to allow easy implementation, moves, changes and maintenance as customer requirements change. A well-designed distribution system is independent of the equipment it serves and is capable of interconnecting many different devices, including servers, personal computers and peripheral equipment and analog and digital telephones.

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

        We utilize a unique approach to developing structured cabling systems that is supported by modal decomposition and simulation techniques developed by our laboratories. This sophisticated measurement and modeling tool analyzes the hundreds of interactions present in complex transmission systems. We believe this proprietary tool increases measurement accuracy and can effectively cascade individual components mathematically into a link or a channel. After collection of the modal data for a large number of individual components, through a mathematical process, we can simulate a link or channel as if all components were physically connected. We believe this modeling tool provides us a more comprehensive understanding of the properties of a cabling channel than our competitors. In addition, we are better able to identify weak links and refine components for system tuning and optimization. With this optimization, an unshielded twisted pair (UTP) cabling system can sustain speeds in the multi-gigabit range without radical new design. We believe that our unique tools help us create better-structured cabling solutions, deliver best-in-class total system performance and maintain a strong competitive position globally.

Broadband

        The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial (HFC) architecture.

        We design, manufacture and market coaxial and fiber optic cable and supporting apparatus, most of which is used in the cable television industry. We are the world's largest manufacturer of coaxial cable and a leading domestic supplier of fiber optic cable for cable television and other video applications. Our coaxial and fiber optic cables are primarily used in HFC networks being deployed throughout the world. HFC networks utilize a combination of fiber optic and coaxial cable and are widely recognized as one of the most cost-effective ways to offer multi-channel video, voice and data services. Our broadband coaxial cables and zero water peak optical fiber cables provide sufficient bandwidth connectivity for services such as cable television, video on demand, high-speed Internet access, cable telephony and other interactive services. Through our acquisition of Signal Vision, Inc., we became a leading supplier of broadband radio frequency subscriber products.

        Many other specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We are a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full-service communications providers worldwide. We also provide a variety of cable-in-conduit products for telecommunication applications.

Carrier

        The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters and structured cabling solutions for telephone central offices. These products are primarily used by telecommunications service providers or "carriers." We are a North American leader in developing and providing environmentally secure enclosures to integrate complex equipment for DSL and FTTN deployments by telecommunication service providers in the United States. We are also a North American leader in cables and components for wireless applications.

        Our Integrated Cabinet Solutions (ICS) products are sturdy environmental enclosures for electronic devices and equipment deployed in the outside plant and inside buildings. Enclosures are designed to meet each customer's needs, including thermal characteristics, and are used mostly by carriers to protect wireless equipment, transmission access equipment, switching equipment and broadband electronic equipment. Each cabinet is assembled, completely wired and system-tested to ensure high quality and ease of installation. We believe we are a leading provider of environmental enclosures for domestic DSL and FTTN applications of telecommunications OEMs and carriers.

        Our wireless products include innovative, high-frequency cables and components for connecting wireless antennae to their transmitters. Semi-flexible coaxial cables are used to connect the antennas located at the top of wireless antenna towers to the radios and power sources located adjacent to or near the antenna site. Over the past few years, we developed and patented Cell Reach™, a line of smooth-wall copper or aluminum-shielded semi-flexible coaxial cables and related connectors and accessories to address this market. Cell Reach has been installed in thousands of domestic wireless base stations with leading service providers and has achieved market acceptance in a limited number of international locations.

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

Legacy Andrew Operating Groups

        Prior to the acquisition, Andrew operated its business in the following two operating groups: Antenna and Cable Products and Wireless Network Solutions.

Antenna and Cable Products Group

        The Antenna and Cable Products and Satellite Communications businesses comprise the Antenna and Cable Products group. The acquisition has positioned us as a market leader for commercial base station antennas serving global market needs for all wireless protocols. Base station antennas are the first critical component of wireless infrastructure that captures wireless signals from users' handsets, delivers the radio frequency (RF) signal from the base station radio back to the handset and sends signals to operators' base stations.

        We manufacture a full line of microwave antennas for applications such as fixed-line telecommunications networks, broadband wireless and wireless infrastructure. Microwave antennas take the RF signal from a microwave radio and create a highly directional point to point link with a similar microwave antenna at another location in the network

        Cable products include coaxial cables, connectors, cable assemblies and accessories. Coaxial cable is principally used to carry RF signals. We sell our semi-flexible and elliptical waveguide cable products under the HELIAX® trademark, which is available in both copper and aluminum. We believe that we distinguish ourselves from our competition by offering technically advanced and higher performance cable products.

        In addition to cable, we provide cable connectors, accessories and assemblies also marketed under the HELIAX® brand. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. We provide multiple connector families, including OnePiece™ and Positive Stop™ connectors.

        On January 31, 2008, CommScope completed the sale of the Satellite Communications business to Resilience Capital Partners (Resilience). The Satellite Communications business will be operated by Resilience as a newly-formed, independent company called ASC Signal Corporation. CommScope will own a minority 17.9 percent share of ASC Signal and provide certain transition support services to the new company. At closing, we received $8.5 million in cash and a $2.5 million note from ASC Signal that will mature in 39 months. In addition, we expect to receive an additional $2.5 million note upon completion of certain manufacturing asset transfers to an ASC Signal facility. We may also receive up to an additional $25 million in cash after three years, based upon ASC Signal's achievement of certain financial targets. For the year ended December 31, 2007, the Satellite Communications business had reported sales of approximately $103 million.

Wireless Network Solutions Group

        Our Wireless Network Solutions business consists of base station subsystems products such as power amplifiers, filters, location-based services systems, network optimization analysis systems and products and solutions that extend and enhance the coverage of wireless networks, such as RF repeaters and distributed antenna systems. Base station subsystems products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated systems.

        We design and manufacture high power single and multi-carrier RF power amplifiers that are used by wireless communication systems to boost the radio signal power for transmission across long distances and are usually located within base stations. We design and manufacture filters, duplexers, combiners and integrated antenna combining units for OEM and operator customers. We also supply tower-mounted amplifiers to OEMs and wireless carriers that use these products to improve network performance.

        We are one of two major suppliers of network-based geolocation systems capable of providing wireless operators with the equipment and software necessary to locate wireless callers. We believe our network-based Geometrix® products are capable of exceeding the accuracy and reliability requirements set by the Federal Communications Commission for E-911 networks and can be used with many air interfaces including Code Division Multiple Access (CDMA), GSM and UMTS.

        Our wireless innovations solutions are used worldwide to extend and enhance the coverage of wireless networks. The products and services this group delivers provide coverage and capacity enhancement and are sold directly to wireless carriers as well as to OEMs and third-party entities. Typical turnkey projects include coverage of highway tunnels, subway and railway systems, shopping centers, airports, convention centers, store fronts, office buildings and campuses.

        We provide a full line of RF repeaters and optical distribution systems, boosters, and passive components. They can be used as an efficient and low-cost alternative to base stations in areas where coverage is more critical than additional capacity. We also offer a wide array of coverage products consisting of both passive and active components that extend wireless network coverage into buildings and other areas where it may be difficult to get wireless reception.

        On October 24, 2007, Andrew announced that it had revised its relationship with Nokia Siemens Networks for custom filter production. Under the agreement, Nokia Siemens Networks acquired the rights to all Andrew intellectual property related to Nokia Siemens Networks' filter products for wireless networks. In addition, certain Andrew personnel in Italy will continue to provide engineering and technical work exclusively for the Nokia Siemens Networks products under an engineering services arrangement. The companies also have agreed to rearrange their filter manufacturing relationship, including the use of contract manufacturing partners. Nokia Siemens Networks assumes responsibility for the production of its own filter products currently manufactured at an Andrew facility in Shenzhen, China, and by contract manufacturers in Eastern Europe. This arrangement also includes the transfer of production assets and inventories associated with Nokia Siemens Networks manufacturing operations. We continue to operate the Shenzhen facility and will expand filter production there on behalf of its other customers. Sales to Nokia Siemens Networks, including but not limited to filter products, represented approximately 10% of Andrew's overall sales in 2007. The gross margin percentage on filter sales to Nokia Siemens Networks has been significantly below the company average and R&D expenses as a percentage of sales related to Nokia Siemens Networks filter products have been above the company average.

Manufacturing

        We typically develop, design, fabricate, manufacture and assemble the products we sell. In addition, we utilize contract manufacturers for cabinets, power amplifiers and certain filter products. Our manufacturing facilities are located worldwide, and each facility shares a company-wide commitment to quality and continuous improvement. We have worked to ensure that our manufacturing processes and systems are based on the quality model developed by the International Organization for Standardization (ISO) and that identical management guidelines are used at our different locations to produce interchangeable products of the highest quality. Quality assurance teams oversee design, international standards adherence, and verification and control of processes. Most of our manufacturing facilities have received IS0 9000 certification, the most widely recognized standard for quality management. In addition, several of our facilities have the TL 9000 certification, which is a telecommunications-specific standard for quality management.

        We utilize a significant number of worldwide facilities to meet our production demands, manage our overall production costs and improve service to customers. We also continually evaluate and adjust operations in order to improve service, lower cost and improve the return on capital investments. During 2008, we plan to evaluate our global manufacturing and distribution facilities and expect to begin reducing the overall number of global facilities. We expect to complete this global manufacturing consolidation during 2009.

Research and Development

        Research and development (R&D) is important to both legacy CommScope and legacy Andrew to preserve our position as a market leader and to provide the most technologically advanced solutions in the marketplace. Our R&D expenditures for the creation of new and improved products and processes were $34.3 million, $32.9 million and $31.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Legacy CommScope's major R&D activities relate to developing new enterprise structured cabling solutions as well as improved functionality and more cost-effective designs for cables, apparatus and cabinets. Many of our professionals maintain a presence in standards-setting organizations so that our products can be formulated to achieve broad market acceptance.

        For the years ended December 31, 2007 and 2006, legacy Andrew's R&D expenditures were approximately $111.9 million and $112.3 million, respectively. A substantial amount of legacy Andrew's recent R&D activities were focused on filter products. Legacy Andrew's R&D activities are undertaken for new product development and for product and manufacturing process improvement.

Customers

        We market our products directly to telecommunication service providers or to OEMs selling equipment to the providers as well as through an extensive global network of distributors, system integrators and value-added resellers. Major customers include companies such as Anixter International and its affiliates (Anixter), Alcatel-Lucent, Ericsson, Nokia Siemens, AT&T, Comcast Corporation, and other major wireless and wireline carriers and broadband service providers. We support our global sales organization with regional service centers in locations around the world.

        Our Enterprise segment products are sold to customers primarily through independent distributors, system integrators and value-added resellers. During 2007, 2006 and 2005, sales of Enterprise products to our top three distributors, system integrators and value-added resellers represented 34%, 38% and 42%, respectively, of our consolidated net sales. During 2007, 2006 and 2005, Anixter accounted for 25%, 29% and 32%, respectively, of our consolidated net sales. No other Enterprise customer accounted for more than 10% of our net sales during these periods. Selling products through distributors has associated risks, including, without limitation, that sales can be negatively affected on a short-term basis as a result of changes in inventory levels maintained by distributors. These inventory changes may be unrelated to the purchasing trends by the ultimate customer.

        Our Broadband segment products are primarily sold directly to cable television system operators. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to our five largest domestic broadband service provider customers represented 14%, 17% and 17% of our consolidated net sales during 2007, 2006 and 2005, respectively. No Broadband customer accounted for 10% or more of our net sales during these periods.

        Our Carrier segment products are primarily sold directly to telecommunication service providers or to OEMs that sell equipment to the providers. Our customer service and engineering groups maintain particularly close working relationships with these carrier customers due to the significant amount of design and customization associated with some of these products. During 2007, sales to Alcatel-Lucent accounted for 11% of our consolidated net sales. No other Carrier customer accounted for 10% or more of our consolidated net sales during 2007, 2006 or 2005.

        In 2007, Andrew's aggregate sales to their ten largest customers accounted for more than 50% of their consolidated net sales. Sales to Ericsson and Nokia Siemens Networks were 12% and 10% of such sales, respectively, in 2007.

        We employ a global manufacturing strategy to lower production costs and improve service to customers. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia/Pacific Rim and other regions throughout the world. Our net sales from international operations were $627.9 million, $523.3 million and $450.4 million during 2007, 2006 and 2005, respectively. Legacy Andrew has historically generated a greater percentage of its revenue from international sales. For the years ended December 31, 2007 and 2006, legacy Andrew sales to customers outside the United States were $1,367.3 million and $1,186.8 million, or 62% and 55% of their consolidated net sales, respectively. International sales and operations are subject to a number of risks including political and economic upheaval, international conflicts, restrictive actions by foreign governments and adverse foreign tax laws and unfavorable currency fluctuations, among others.

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

Patents and Trademarks

        We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. As of December 31, 2007, on a worldwide basis, we held more than 3,200 patents and pending patent applications. As of December 31, 2007, we also had more than 1,300 registered trademarks and pending trademark applications worldwide. We consider our patents and trademarks to be valuable assets, and while no single patent is material to our operations as a whole, we believe the CommScope®, Andrew®, SYSTIMAX® and HELIAX® trade names and related trademarks are critical assets to our business. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. We will continue to protect certain key intellectual property rights.

        We have entered into cross-licensing arrangements with Furukawa, providing us with access to key technology for communications cables, especially fiber optic cables.

Backlog and Seasonality

        At December 31, 2007, we had an order backlog of $503 million, which included Andrew's order backlog. At December 31, 2006, our order backlog was $88 million. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders that are believed to be firm. In some cases, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

        Due to the variability of shipments under large contracts, customers' seasonal installation considerations and variations in product mix and in profitability of individual orders, we can experience significant quarterly fluctuations in sales and income. These variations are expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

Competition

        The market for our products is highly competitive and subject to rapid technological change. We encounter competition in substantially all areas of our business and from both international and domestic companies. Our competitors include large, diversified companies, some of which have substantially greater assets and financial resources than we do, as well as medium to small companies. We also face competition from certain smaller companies that have concentrated their efforts in one or more areas of the markets we serve. The following table summarizes some of our representative competitors by segment.

Product Groups	Representative Competitors
Legacy CommScope
Enterprise	ADC Telecommunications, Inc., Belden, Inc., Corning Incorporated, General Cable Corp., Ortronics, Inc., Nexans SA, Panduit Corp. and Tyco Electronics Corporation
Broadband	Amphenol Corporation, Corning Incorporated and Prysmian
Carrier	Alcatel-Lucent, ADC Telecommunications, Inc., Eupen Cable, Inc., and Emerson Electric Co.
Legacy Andrew
Antenna and Cable Products	RFS, NK, Huber + Suhner, Eupen, Amphenol, Powerwave Technologies and Kathrein
Wireless Network Solutions	Powerwave Technologies, RFS, Kathrein, TruePosition, Qualcomm, Agilent Technologies, Comarco Wireless Technologies, Ericsson, TEMS, ADC Telecommunications, Inc., Comba Telecom Systems, Dekolink Wireless and Mobile Access

        We compete primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. We believe that our structured cabling systems have a strong competitive position in the Enterprise segment markets because of long-standing relationships with distributors, system integrators and value-added resellers, strong brand recognition and premium product features and reliability. We believe that we have a strong competitive position in the Broadband segment markets due to our position as a low-cost, high-volume cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. We believe that the ICS and wireless products within our Carrier segment are able to compete effectively in these markets based on strong technological capabilities and customer relationships. We believe Andrew's products and solutions have competitive advantages due to its premier brand, superior product quality, global manufacturing and distribution capabilities and solid customer relationships with OEMs and network operators worldwide.

Raw Materials

        Our products are manufactured from both standard components and parts that are built to our specifications. Our internal manufacturing operations are process oriented and we use significant quantities of various raw materials, including copper, fabricated aluminum, steel, plastics and other polymers, fluoropolymers, bimetals and optical fiber, among others. Fluorinated ethylene propylene is the primary raw material used throughout the industry for producing flame-retarding cables for local area network (LAN) applications in North America. We use fabricated aluminum, copper and steel in the manufacture of coaxial and twisted pair cables. Portions of these metal materials are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We have adopted a hedging policy pursuant to which we may, from time to time, purchase physical inventory or attempt to match futures contracts or option contracts for a specific metal with some portion of the anticipated metal purchases for the same periods. Optical fiber is a primary raw material used for making fiber optic cables.

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

        In addition, some of our products include specialized components manufactured by suppliers. We are dependent upon sole suppliers for certain key components for our power amplifier operations. If these sources were not able to provide these components in sufficient quantity and quality on a timely and cost-efficient basis, it could materially impact our results of operations until another qualified supplier is found. We believe that our supply contracts and our supplier contingency plans mitigate some of this risk.

Environment

        We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of hazardous substances, the handling and disposal of solid and hazardous waste, and the investigation and remediation of hazardous substance contamination. Because of the nature of our business, we have incurred, and will continue to incur, costs relating to compliance with these environmental laws and regulations. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations, including those regulating the types of substances allowable in certain of our products, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business. Our products, as applicable, are compliant with the European Union Directive on Restriction of Hazardous Substances (RoHS) in electrical and electronic equipment.

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

Employees

        As of December 31, 2007, we employed approximately 15,500 people. The majority of our employees are located outside of the United States in a number of foreign countries.

        As a matter of policy, we seek to maintain good relations with our employees at all locations. From a global, company-wide perspective, we believe that our relations with our employees and unions are satisfactory. Based on our experience, periods of labor unrest or work stoppage have not caused a material impact on our operations or results. Our CSMI subsidiary has collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW), Locals 1614 and 1974. These collective bargaining agreements govern the pay, benefits and working conditions for approximately 587 production, maintenance and clerical employees represented by the two IBEW Locals. Agreements that were ratified by the IBEW Locals and became effective on June 1, 2006 are scheduled to expire on December 31, 2008.

Available Information

        Our web site (www.commscope.com) contains frequently updated information about us and our operations. Our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q, Form 8-K and Proxy Statements and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.commscope.com and clicking on Investors and then clicking on SEC Filings.

SEC Certifications

        The certifications by the Chief Executive Officer and Chief Financial Officer of the Company, required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Form 10-K.

New York Stock Exchange Annual CEO Certification

        Our common stock is listed on the New York Stock Exchange. In accordance with New York Stock Exchange rules, on May 21, 2007 we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by CommScope of the New York Stock Exchange's corporate governance listing standards.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information with respect to the executive officers of the Company as of February 23, 2008.

Name and Title	Age	Business Experience
Frank M. Drendel Chairman and Chief Executive Officer	63	Frank M. Drendel has been our Chairman and Chief Executive Officer since July 28, 1997 when we were spun-off (the Spin-off) from General Instrument Corporation (subsequently renamed General Semiconductor, Inc.) and became an independent company. Prior to that time, Mr. Drendel has held various positions with CommScope, Inc. of North Carolina (CommScope NC), our wholly owned subsidiary, since 1971. Mr. Drendel is a director of Sprint Nextel Corporation and the National Cable & Telecommunications Association. Mr. Drendel was inducted into the Cable Television Hall of Fame in 2002.
Brian D. Garrett President and Chief Operating Officer	59
		Brian D. Garrett has been President and Chief Operating Officer of CommScope and CommScope NC since October 1997. He was our Executive Vice President, Operations from the Spin-off until October 1997. Prior to that time, Mr. Garrett has held various positions with CommScope NC since 1980.
Jearld L. Leonhardt Executive Vice President and Chief Financial Officer	59
		Jearld L. Leonhardt has been our Executive Vice President and Chief Financial Officer since 1999. He served as our Executive Vice President, Finance and Administration from the Spin-off until 1999. Prior to that time, Mr. Leonhardt has held various positions with CommScope NC since 1970.
Randall W. Crenshaw Executive Vice President and General Manager, Enterprise	50
		Randall W. Crenshaw has been our Executive Vice President and General Manager, Enterprise, since February 2004. From 2000 to February 2004, he served as Executive Vice President, Procurement, and General Manager, Network Products Group, of CommScope and CommScope NC. Prior to that time, Mr. Crenshaw has held various positions with CommScope NC since 1985.
Marvin S. Edwards, Jr. Executive Vice President and General Manager, Wireless Network Solutions	59
		Marvin S. Edwards, Jr. has been our Executive Vice President and General Manager, Wireless Network Solutions since the closing of the Andrew acquisition. He was previously our Executive Vice President—Business Development and Chairman of our wholly owned subsidiary, Connectivity Solutions Manufacturing, Inc. (CSMI), since April 2005. He was previously Acting President of CSMI from October 2004 to April 2005. Between 2001 and 2003, he was President and Chief Executive Officer of OFS Fitel, LLC and OFS BrightWave, LLC, a joint venture between CommScope and The Furukawa Electric Co., Ltd. Mr. Edwards joined CommScope earlier in 2001 as Executive Vice President—Strategic Development and President of the Wireless Products Group. Between 1986 and 2001, he served in various capacities with Alcatel, including President of Alcatel North America Cable Systems and President of Radio Frequency Systems (RFS).
William R. Gooden Senior Vice President and Controller	66	William R. Gooden has been our Senior Vice President and Controller since the Spin-off. Prior to that time, Mr. Gooden has held various positions with CommScope NC since 1978.
Edward A. Hally Executive Vice President and General Manager, Antenna, Cable and Cabinets Group	58
		Edward A. Hally has been our Executive Vice President and General Manager, Antenna, Cable and Cabinets Group since the closing of the Andrew acquisition. He was previously our Executive Vice President and General Manager, Carrier of CommScope and CommScope NC since November 2004. From 2002 to November 2004, he served as Executive Vice President and General Manager, Wireless Products of CommScope. From 2001 to 2002, he served as Senior Vice President and General Manager for Inktomi Corporation, a global provider of information-retrieval solutions.

James R. Hughes Executive Vice President, Broadband—Sales and Marketing	47
		James R. Hughes has been Executive Vice President, Broadband—Sales and Marketing of CommScope and CommScope NC since January 1, 2005. From 1997 until 2005, he was Senior Vice President, North American Broadband Sales and Marketing of CommScope NC. Prior to joining CommScope in 1995, Mr. Hughes held various positions with Belden Wire & Cable from 1983 to 1995.
Christopher A. Story Executive Vice President, Coaxial Cable and Antenna Operations	48
		Christopher A. Story has been Executive Vice President, Broadband—Operations of CommScope and CommScope NC since 2000. Prior to that time, Mr. Story has held various positions with CommScope NC since 1989.
Frank B. Wyatt, II Senior Vice President, General Counsel and Secretary	45
		Frank B. Wyatt, II has been Senior Vice President, General Counsel and Secretary of CommScope since 2000. Prior to joining CommScope as General Counsel and Secretary in 1996, Mr. Wyatt was an attorney in private practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird LLP). Mr. Wyatt is CommScope's Corporate Compliance and Ethics Officer.

ITEM 1A.    RISK FACTORS

        The Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws provide a "safe harbor" for forward-looking statements. This Form 10-K, our Annual Report to Stockholders, any Form 10-Q or Form 8-K of ours, or any other oral or written statements made by us or on our behalf, may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intend," "goal," "estimate," "expect," "project," "projections," "plans," "anticipate," "should," "designed to," "foreseeable future," "believe," "confident," "think," "scheduled," "outlook," "guidance" and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not intend, and are not undertaking any duty or obligation, to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

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

        Within each of our business segments, a limited number of key customers or distributors account for a substantial portion of our net sales:

Enterprise

        We distribute enterprise and certain other products to customers primarily through a large, worldwide network of independent distributors, system integrators and value-added resellers. For the year ended December 31, 2007, sales of such products to the top three distributors, system integrators and value-added resellers represented approximately 34% of our consolidated net sales. In particular, Anixter International Inc. and affiliates accounted for approximately 25% of our consolidated net sales during such period.

Broadband

        Although the domestic cable television industry is comprised of thousands of cable systems, a small number of cable television system operators own a majority of cable television systems and account for a majority of the capital expenditures made by cable television system operators. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to our five largest Broadband segment customers represented approximately 14% of our consolidated net sales for the year ended December 31, 2007.

Carrier

        Sales of carrier products are concentrated among a limited number of large telecommunication service providers and original equipment manufacturers (OEMs) who supply such telecommunication service providers. Net sales to Alcatel-Lucent, our largest Carrier segment customer, accounted for approximately 11% of our consolidated net sales for the year ended December 31, 2007.

Andrew

        Sales of wireless products are concentrated among several large OEMs and wireless service providers. During the year ended December 31, 2007, sales to Andrew's top ten customers accounted for over 50% of their net sales.

        The concentration of our net sales among these key customers or distributors subjects us to a variety of risks that could have a material adverse impact on our net sales and profitability, including, without limitation:

  •
  loss of one or more of our key customers or distributors, including customers who seek alternative sources of product and/or service as a result of the acquisition of Andrew, or failure to renegotiate new distributor agreements;

  •
  financial difficulties experienced by one or more of our key customers or distributors resulting in reduced purchases of our products and/or uncollectible accounts receivable balances;

  •
  reductions in inventory levels held by distributors which may be unrelated to purchasing trends by the ultimate customer;

  •
  consolidations in the cable television or telecommunications industries could result in delays in purchasing decisions, or reduced purchases, by the merged businesses;

  •
  the cable television and telecommunications industries are each subject to significant government regulation and implementation of new or existing laws or regulations could impact capital spending plans and, therefore, adversely impact our business;

  •
  increases in the cost of borrowing or capital and/or reductions in the amount of debt or equity capital available to the cable television or telecommunications industries could reduce the level of their capital spending and, therefore, adversely impact our business;

  •
  reductions in the level of capital spending in the corporate information technology sector could have an adverse impact on sales of our enterprise products;

  •
  changes in the technology deployed by cable television or telecommunication customers could have an adverse impact on our business;

  •
  reductions in the level of spending on network maintenance and/or capital improvements by cable television or telecommunications customers could have an adverse impact on our sales; and

  •
  competition for cable television operators from satellite and wireless television providers, telephone companies or others could result in lower capital spending and have an adverse impact on our sale of broadband products.

We face competitive pressures with respect to all of our major products.

        In each of our major product groups, we compete with a substantial number of foreign and domestic companies, some of which have greater resources (financial or otherwise) or lower operating costs than we have. The rapid technological changes occurring in the telecommunications industry could lead to the entry of new competitors. Existing competitors' actions, such as price reductions or introduction of new innovative products, use of Internet auctions by customers or competitors, and new competitors may have a material adverse impact on our sales and profitability. We cannot assure you that we will continue to compete successfully with our existing competitors or that we will be able to compete successfully with new competitors.

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

        Many of our markets are characterized by advances in information processing and communications capabilities that require increased transmission speeds and greater capacity, or "bandwidth," for carrying information. These advances require ongoing improvements in the capabilities of base station subsystems, antennas, cabinets, cable, connectivity and transmission products. We believe that our future success will depend in part upon our ability to enhance existing products and to develop, manufacture and introduce new products that meet or anticipate these changes. The failure to introduce successful new or enhanced products on a timely and cost-competitive basis or the inability to continue to market existing products on a cost-competitive basis could materially adversely affect our results of operations and financial condition.

        New product introductions may replace sales of some of our current products, mitigating the benefits of new product introductions and possibly resulting in excess levels of inventory.

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

        Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets. The principal raw materials we purchase are rods, tapes, tubes and wires made of copper, steel or aluminum; plastics and other polymers; and optical fiber. Fabricated aluminum, copper and steel are used in the production of coaxial and twisted pair cables and polymers are used to insulate and protect cables. Prices for copper, aluminum, steel, fluoropolymers and certain other polymers, derived from oil and natural gas, have increased and have experienced greater volatility as a result of increased global demand and supply disruptions. As a result, we have significantly increased our prices for certain products and may have to increase prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of future price increases could have a material adverse impact on our results of operations. In an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our results of operations.

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

        Our business depends on delivering products of consistently high quality. To this end, our products, including components and raw materials purchased from our suppliers and completed goods purchased for resale, are rigorously tested for quality both by us and our customers. Nevertheless, our products are highly complex and our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products and components and raw materials purchased from our suppliers may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, recall of some or all affected products, product redesigns or additional capital equipment may be required to correct a defect. In addition, we generally offer warranties on most products, the terms and conditions of which depend upon the product subject to the warranty. In particular, we warrant the operation of our SYSTIMAX products for a period of 20 years from installation. In some cases, we indemnify our customers against damages or losses that might arise from certain claims relating to our products. Although historical warranty and indemnity claims have not been significant, we cannot assure you that future claims will not have a material adverse effect on our results of operations and financial position. Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as customer relations problems.

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

Difficulties may be encountered in the realignment of manufacturing capacity and capabilities among our global manufacturing facilities that could adversely affect our ability to meet customer demands for our products.

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

        Legacy CommScope has a significant level of international manufacturing operations and international sales. We have manufacturing facilities in Belgium, China, Brazil, Ireland and Australia. For the year ended December 31, 2007, international sales represented approximately 33% of our net sales. Legacy Andrew has had a larger international presence, with a larger number of manufacturing and distribution facilities and approximately 62% of sales for the year ended December 31, 2007 coming from outside the United States.

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

We may fail to realize the anticipated synergies and cost savings expected from our acquisition of Andrew.

        Our success after the acquisition will depend, in part, on our ability to realize the anticipated growth opportunities and cost savings from combining the businesses of CommScope and Andrew. We expect to generate annual pre-tax cost savings (excluding transition cash costs expected to total approximately $70 million to $80 million in the first two years after the acquisition) of approximately $90 million to $100 million in the second full year after the acquisition. We expect to achieve approximately $50 million to $60 million of pre-tax cost savings in the first full year after the acquisition. We expect the cost savings to come from a combination of procurement savings, rationalization of duplicate locations, streamlining overhead and integration of infrastructure, and building upon best practices in technology and manufacturing. We cannot provide any assurance that these cost savings can be achieved in the amounts or during the periods predicted. To realize these anticipated benefits, we must successfully combine the businesses in a manner that permits these synergies to be realized. In addition, our success after the acquisition depends, in part, on these synergies being achieved without adversely affecting revenues. If we are not able to successfully achieve these objectives, such anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected.

We may have difficulty integrating the CommScope and Andrew businesses and may incur substantial costs in connection with the integration.

        Achieving the anticipated benefits of the acquisition will depend on the successful integration of CommScope's and Andrew's products, services, operations, personnel, technology and facilities in a timely and efficient manner.

        Although we do not anticipate material difficulties in connection with such integration, the possibility exists that such difficulties could be experienced in connection with the acquisition, especially given the relatively large size of the acquisition. The time and expense associated with combining the businesses of CommScope and Andrew may exceed our expectations and limit or delay the intended benefits of the transaction. Similarly, the process of combining sales and marketing forces, consolidating administrative functions, and coordinating product and service offerings can take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occur, the benefits of the transaction may be reduced.

        Integrating the CommScope and Andrew businesses will be a complex, time-consuming and expensive process. Before the acquisition, CommScope and Andrew operated independently, each with its own business, products, customers, employees, culture and systems. We may face substantial difficulties, costs and delays in integrating the two businesses. These difficulties, costs and delays may include:

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

  •
  Difficulty in coordinating infrastructure operations in an effective and efficient manner; and

  •
  The inability to achieve the synergies anticipated to be realized from the acquisition on the timeline presently anticipated, or at all.

        We may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful in implementing the integration of these systems and processes in a timely and efficient manner. Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are outside our control.

We may need to undertake restructuring actions in the future.

        We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with implementation of initiatives to reduce costs and improve efficiency of our operations. As a result of integrating the CommScope and Andrew businesses or in response to business conditions, we may again need to initiate restructuring actions that could result in workforce reductions and restructuring charges, which could be material.

We may need to recognize impairment charges related to goodwill, amortizable intangible assets, fixed assets or other intangible assets with indefinite lives.

        As a result of the Andrew acquisition, we have substantial balances of goodwill and amortizable intangible assets. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.

        There is significant judgment required in the analysis of an impairment of goodwill, amortizable intangible assets, fixed assets or other intangible assets with indefinite lives. If, as a result of a general economic slowdown, or deterioration in the markets in which we operate or in our financial performance and/or future outlook, the fair value of our long-lived assets decreases, we may determine one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our results of operations and financial position.

We have significant obligations under our defined benefit employee benefit plans.

        Significant changes to the assets and/or the liabilities related to our defined benefit employee benefit obligations as a result of changes in actuarial estimates, asset performance or benefit changes, among others, could have a material impact on our financial position and/or results of operations.

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

        In addition, we have been required and may be required in the future to initiate litigation in order to enforce any patents issued or licensed to us or to determine the scope and/or validity of a third party's patent or other proprietary rights. We also have been and may in the future be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our results of operations and financial condition.

        In certain markets, we may be required to address counterfeit versions of our products. We may incur significant costs in pursuing the originators of such counterfeit products and, if we are unsuccessful in eliminating them from the market, may experience a diminution in the value of our products.

A jury has found that Andrew willfully infringed a third party's patent in providing a mobile location system to a customer located in the Middle East, and the jury awarded $45.3 million in damages to that third party.

        On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging that Andrew's sale of certain mobile location products to a customer located in the Middle East infringed a TruePosition patent. Mobile location systems installed in wireless networks are used to determine the position of mobile devices. The complaint sought, among other things, injunctive relief and unspecified monetary damages.

        On September 14, 2007, a jury ruled in favor of TruePosition, finding that Andrew had willfully infringed a single TruePosition patent in providing a mobile location system to the customer, and the jury awarded $45.3 million in damages to TruePosition. The jury's verdict, including the damage award, is subject to the outcome of various post verdict motions and appeals that we will pursue. In addition, the judge presiding over the case has not ruled on various equitable claims that we have presented to the judge as part of the post trial submissions. TruePosition may continue to seek an injunction, may seek to increase the damages awarded, up to trebling the amount, and may seek to recover interest, fees and expenses (including the fees and expenses of its counsel).

        As a result of the jury verdict in the case, a $45.3 million liability is included in other accrued liabilities as of December 31, 2007, which is our estimate of the probable loss if the jury verdict is not overturned. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential losses.

As a result of the acquisition, including the financing necessary to consummate the acquisition, we have substantial indebtedness.

        As a result of the acquisition, we have incurred substantial indebtedness, including the financing necessary to pay the cash portion of the merger consideration, transaction-related costs and to redeem debt assumed from Andrew. Our substantial indebtedness could have the following consequences:

  •
  Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;

  •
  A substantial portion of our annual cash flow for the next several years must be dedicated to the payment of principal and interest on the indebtedness;

  •
  The interest cost on a significant portion of our indebtedness is subject to changes in interest rates and our results of operations could be adversely affected by an increase in interest rates;

  •
  We will be substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage;

  •
  We will be subject to restrictive covenants that may negatively affect our operational or financial flexibility or our ability to pursue additional acquisitions;

  •
  We may be hindered in our ability to adjust rapidly to changing market conditions; and

  •
  Our high degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or business.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

        Although we believe our current cash and cash equivalents as well as future cash from operations and availability under our senior secured revolving credit facility provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our public debt ratings affect our ability to raise capital and the cost of that capital. As of December 31, 2007, our corporate debt rating from Standard & Poor's is BB- with a stable outlook and from Moody's is Ba3 with a stable outlook. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt or equity capital markets on terms and in amounts that would be satisfactory to us.

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

  •
  place us at a competitive disadvantage.

        We may incur additional indebtedness in the future under the revolving facility that is part of our senior secured credit facility, through future debt issuance or through assumption of liabilities in connection with future acquisitions.

CommScope and Andrew both depend on key personnel and the loss of any of these key personnel, including due to uncertainty regarding the acquisition, could hurt our business.

        CommScope and Andrew both depend on the services of their key personnel. Current and prospective employees may experience uncertainty about their future roles with CommScope after the acquisition, which may affect the performance of such personnel adversely and our ability to retain and attract key personnel. The loss of the services of one or more of these key employees or our inability to retain and attract qualified employees could result in the loss of customers or otherwise inhibit our ability to integrate and grow the combined businesses effectively.

Our business depends on effective information management systems.

        We rely on our enterprise resource planning (ERP) systems to support such critical business operations as processing sales orders and invoicing; inventory control; purchasing and supply chain management; payroll and human resources; and financial reporting. We periodically implement upgrades to such systems or migrate one or more of our affiliates, facilities or operations from one system to another. If we are unable to adequately maintain such systems to support our developing business requirements or effectively manage any upgrade or migration, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, financial results, or our ability to timely and accurately report such results.

We may have difficulty integrating our systems of internal control over financial reporting with that of Andrew.

        The failure to integrate CommScope's and Andrew's systems of internal control over financial reporting following the acquisition could adversely affect our ability to exercise effective internal control over financial reporting. A failure to exercise effective internal control over financial reporting could result in a material misstatement in our annual or interim consolidated financial statements.

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

        We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of hazardous substances, handling and disposal of solid and hazardous waste, and investigation and remediation of hazardous substance contamination. Because of the nature of our business, we have incurred and will continue to incur costs relating to compliance with these environmental laws and regulations. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations, including those regulating the types of substances allowable in certain of our products, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements, could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition and results of operations. For example, the European Union has issued directives relating to hazardous substances contained in electrical and electronic equipment and the disposal of waste electrical and electronic equipment. If we are unable to comply with these and similar laws in other jurisdictions, it could have a material adverse effect on our financial condition and results of operations.

        Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, current or former owners or operators of a contaminated property, as well as companies that generated, disposed of, or arranged for the disposal of hazardous substances at a contaminated property can be held jointly and severally liable for the costs of investigation and remediation of the contaminated property, regardless of fault. Our present and past facilities have been in operation for many years and over that time, in the course of those operations, these facilities have used substances or generated and disposed of wastes which are, or might be, considered hazardous. We have been indemnified by prior owners and operators of certain of these facilities for costs of investigation and/or remediation, but there can be no assurance that we will not ultimately be liable for some or all of these costs. Therefore, it is possible that environmental liabilities may arise in the future which we cannot now predict.

Allegations of health risks from wireless equipment may negatively affect our results of operations.

        Allegations of health risks from the electromagnetic fields generated by base stations and mobile handsets, and potential lawsuits and negative publicity relating to them, regardless of merit, could affect our operations negatively by leading consumers to reduce their use of mobile phones or by causing us to allocate resources to these issues.

We may experience significant variability in our quarterly and annual effective tax rate.

        For the years ended December 31, 2007, 2006 and 2005, our effective tax rate has ranged from 29.7% to 32.8%. As a result of the Andrew acquisition, we have a larger and more complex international tax profile and a significantly greater level of net operating loss and other carryforwards. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties and the inability to realize net operating loss and other carryforwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future. A significant increase in our effective income tax rate could have a material adverse impact on our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our facilities are used primarily for manufacturing, distribution and administration. Facilities primarily used for manufacturing may also be used for distribution, engineering, research and development, storage, sales and customer service. Facilities primarily used for administration may also be used for research and development, sales and customer service. As of December 31, 2007, our principal facilities, grouped according to the facility's primary use, were as follows:

Location	Square Feet Size	Segment or Operating Group	Owned or Leased
Administrative Facilities:
Hickory, NC(1)	84,000	Corporate Headquarters	Owned
Richardson, TX	101,000	Enterprise and Carrier	Leased
Westchester, IL	45,000	Antenna and Cable Products and Wireless Network Solutions	Leased
Manufacturing and Distribution Facilities:
Omaha, NE(1)(2)	1,250,000	Enterprise and Carrier	Owned
Catawba, NC(1)	1,000,000	Broadband	Owned
Joliet, Illinois	690,000	Antenna and Cable Products	Leased
Claremont, NC(1)	587,500	Enterprise	Owned
Newton, NC(1)	455,000	Carrier	Owned
Statesville, NC(1)	315,000	Broadband	Owned
Suzhou, China(3)	298,000	Broadband	Owned
Suzhou, China(3)	290,000	Antenna and Cable Products	Owned
Reynosa, Mexico	279,000	Antenna and Cable Products	Owned
Goa, India	236,000	Antenna and Cable Products	Owned
Smithfield, North Carolina(4)	235,000	Antenna and Cable Products	Leased
Sparks, NV	225,500	Broadband	Leased
Jaguariuna, Brazil	221,000	Broadband	Owned
Shenzhen, China(3)	191,000	Wireless Network Solutions	Leased
Sorocaba, Brazil	152,000	Antenna and Cable Products	Owned
Brno, Czech Republic	150,000	Antenna and Cable Products	Leased
Seneffe, Belgium	134,000	Broadband	Owned
Campbellfield, Australia	133,000	Antenna and Cable Products	Leased
Lochgelly, United Kingdom	132,000	Antenna and Cable Products	Owned
Bray, Ireland	130,000	Enterprise	Owned
Brisbane, Australia	113,000	Enterprise	Leased
McAllen, Texas	112,000	Antenna and Cable Products	Leased
Stratford, United Kingdom	110,000	Antenna and Cable Products	Leased
Buchdorf, Germany	109,000	Wireless Network Solutions	Owned
College Park, Georgia	103,000	Antenna and Cable Products	Leased
Norcross, Georgia	102,000	Antenna and Cable Products	Leased
Richardson, TX(1)	100,000	Antenna and Cable Products	Owned
Vacant Facilities:
Orland Park, Illinois(5)	591,000	Antenna and Cable Products	Owned
Amesbury, Massachusetts(6)	78,000	Wireless Network Solutions	Leased

(1)
Our interest in each of these properties is encumbered by a mortgage or deed of trust lien securing our senior secured credit facilities (see Note 9 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

(2)
An office building, comprising approximately 200,000 square feet of this facility, is currently being marketed for sale.

(3)
The buildings in these facilities are owned while the land is held under long-term lease agreements.

(4)
This facility supports the Satellite Communications business that was sold on January 31, 2008.

(5)
As of December 31, 2007, this facility is no longer utilized and is under contract to be sold with an expected closing in 2008.

(6)
This facility was being marketed for sublease as of December 31, 2007.

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

ITEM 3.    LEGAL PROCEEDINGS

        On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging that Andrew's sale of certain mobile location products to a customer located in the Middle East infringed a TruePosition patent. Mobile location systems installed in wireless networks are used to determine the position of mobile devices. The complaint sought, among other things, injunctive relief and unspecified monetary damages.

        On September 14, 2007, a jury ruled in favor of TruePosition, finding that Andrew had willfully infringed a single TruePosition patent in providing a mobile location system to the customer, and the jury awarded $45.3 million in damages to TruePosition. Management believes the verdict is in error and is seeking to have it reversed. The jury's verdict, including the damage award, is subject to the outcome of various post-verdict motions that we are currently pursuing. In addition, the judge presiding over the case has not ruled on various equitable claims that Andrew presented to the judge as part of the post-trial submissions. In the event that we are unsuccessful in having the verdict set aside by the trial court, we intend to appeal.

        On October 1, 2007, TruePosition filed a motion seeking a permanent injunction and a motion seeking to increase the damages awarded, up to trebling the amount as well as the fees and expenses of its counsel. TruePosition may also seek to recover interest on the judgment. However, management believe the damages awarded are inappropriate, as would be any increase, any award of interest, fees or expenses or the issuance of an injunction.

        As a result of the jury verdict in the case, a $45.3 million liability is included in other accrued liabilities as of December 31, 2007, which was our estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential losses.

        At issue in the litigation with TruePosition is a patent that TruePosition argued was infringed by an Andrew U-TDOA mobile location system that is being deployed under multiple phases with the customer. Andrew was awarded the initial two phases with this customer for an expanded deployment of this strategic project which, when completed, will cover approximately a thousand cell sites. There are additional phases, not all of which have been awarded by the customer, for approximately two thousand additional cell sites. The jury verdict includes claims related to all such cell sites, including those already installed and those to be installed. The patent at issue relates only to certain implementations using U-TDOA technology. As a result, other customer installations and projects that use different mobile location technologies are not impacted.

        We reached an agreement with the U.S. Department of Justice (DOJ) on December 6, 2007 that allowed us to complete our acquisition of Andrew. Under the terms of an agreed form of final judgment, which was filed December 6, 2007 in U.S. District Court for the District of Columbia, CommScope is required to divest certain non-core assets, including Andrew's non-controlling minority interest in Andes Industries, Inc., a supplier of last-mile products for broadband communications networks, and other related assets. This agreed form of final judgment is subject to the Court's approval. The carrying value of the assets to be divested was less than $15 million as of December 31, 2007. We are actively engaged in the process of working toward divestiture of these assets. Any divestiture is subject to the DOJ's approval.

        We are either a plaintiff or a defendant in other pending legal matters in the normal course of business. As a result of the Andrew acquisition, we became subject to additional legal matters, including asserted and unasserted claims. Management believes none of these other legal matters, other than that discussed above, will have a material adverse effect on our business or financial condition upon their final disposition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the three months ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange under the symbol CTV. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

	Common Stock Price Range
	High	Low
2006
First Quarter	$29.42	$19.95
Second Quarter	$33.72	$25.92
Third Quarter	$33.67	$25.74
Fourth Quarter	$35.91	$29.25
2007
First Quarter	$43.79	$28.28
Second Quarter	$59.82	$41.90
Third Quarter	$63.51	$44.28
Fourth Quarter	$54.13	$37.21

        As of February 14, 2008, the approximate number of registered stockholders of record of our common stock was 2,098.

        We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Certain of our debt agreements contain limits on our ability to pay cash dividends on our common stock.

PERFORMANCE GRAPH

        The following graph compares cumulative total return on $100 invested on December 31, 2002 in each of CommScope's Common Stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Standard & Poor's MidCap 400 Communications Equipment Index (S&P 400 Communications Equipment) (formerly the Standard & Poor's MidCap 400 Telecommunications Equipment Index). The return of the Standard & Poor's indices is calculated assuming reinvestment of dividends. The Company has not paid any dividends. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

		Indexed Returns Years Ending December 31,
Company/Index	Base Period December 31, 2002
		2003	2004	2005	2006	2007
CommScope, Inc.	100	206.71	239.24	254.81	385.82	622.91
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P 400 Communications Equipment	100	166.93	154.97	146.05	162.64	176.58

ITEM 6.   SELECTED FINANCIAL DATA

        The following table presents our historical selected financial data as of the dates and for the periods indicated. The data for each of the years presented are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. This financial data does not reflect financial information of the Connectivity Solutions business or for Andrew Corporation for periods prior to the acquisitions on January 31, 2004 and December 27, 2007, respectively, or pro forma information relating to the acquisitions and the related financing, and therefore may not be indicative of our financial condition and performance for future periods.

Five-Year Summary of Selected Financial Data
(In thousands, except per share amounts)

	Year Ended December 31,
	2007(1)	2006	2005	2004	2003
Results of Operations:
Net sales	$1,930,763	$1,623,946	$1,337,165	$1,152,696	$573,260
Gross profit	589,087	444,085	344,475	254,815	114,640
Impairment charges	—	—	—	—	31,728
Restructuring costs	1,002	12,578	38,558	14,243	—
Operating income (loss)	286,543	158,584	74,862	5,906	(8,954)
Loss on early extinguishment of debt	—	—	—	5,029	—
Equity in losses of OFS BrightWave, LLC	—	—	—	(1,393)	(61,745)
Gain on sale of OFS BrightWave, LLC	—	—	—	76,437	—
Gain on OFS BrightWave, LLC note receivable	—	18,625	—	—	—
Net income (loss)	204,841	130,133	49,978	75,755	(70,560)
Net Income (Loss) Per Share Information:
Weighted average number of shares outstanding:
Basic	61,313	58,524	54,828	57,353	59,231
Assuming dilution	74,674	72,266	67,385	67,685	59,231
Net income (loss) per share:
Basic	$3.34	$2.22	$0.91	$1.32	$(1.19)
Assuming dilution	$2.78	$1.84	$0.78	$1.15	$(1.19)
Other Information:
Net cash provided by operating activities	$239,925	$118,824	$86,255	$108,348	$91,444
Depreciation and amortization	49,507	55,557	60,166	60,534	34,162
Additions to property, plant and equipment	27,892	31,552	19,943	13,211	5,322

	As of December 31,
	2007(1)	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$649,451	$276,042	$146,549	$99,631	$110,358
Short-term investments	—	151,868	102,101	77,620	95,680
Goodwill and intangible assets	2,253,979	215,345	220,653	233,699	157,698
Property, plant and equipment, net	525,305	242,012	252,877	311,453	176,290
Total assets	5,106,571	1,302,473	1,102,181	1,030,579	739,781
Working capital	1,233,169	624,557	412,320	291,420	280,636
Long-term debt, including current maturities	2,595,819	284,100	297,300	310,300	183,300
Stockholders' equity	1,280,008	739,104	522,025	449,463	455,706

(1)
CommScope acquired Andrew on December 27, 2007. CommScope's 2007 Results of Operations do not include any Andrew results. The 2007 Balance Sheet Data reflects the preliminary estimate of the fair values of Andrew's assets and liabilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our historical results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. On December 27, 2007, we acquired Andrew Corporation (Andrew) for approximately $2.3 billion in cash and 5.1 million shares of our common stock valued at approximately $255 million. The acquisition of Andrew is significant to us and historical financial information for periods prior to the acquisition may not be indicative of our financial condition and performance for future periods.

OVERVIEW

        CommScope, Inc. is a world leader in infrastructure solutions for communications networks. With the acquisition of Andrew, we are a global leader in providing radio frequency subsystem solutions for wireless networks. Through our SYSTIMAX® and Uniprise® brands, we are also a global leader in structured cabling systems for business enterprise applications. In addition, we are the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) applications. Our consolidated results of operations for the year ended December 31, 2007 do not include the results of operations of Andrew for the period from December 27, 2007 through December 31, 2007 because the results of operations for this period are immaterial to the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

        Net sales for 2007 increased by $306.8 million, or 18.9%, to $1,930.8 million as compared to 2006 due to sales growth within each of our legacy CommScope operating segments. The strong sales growth was largely attributable to increases in sales volumes of existing products, new product introductions and price increases implemented primarily in the first half of 2006 in response to increases in raw materials costs. Sales growth was realized both domestically as well as in most international regions. Operating income for 2007 increased to $286.5 million from $158.6 million in 2006, primarily due to an increase in gross margin to 30.5% during 2007 compared with 27.3% during 2006 and an $11.6 million reduction in restructuring costs incurred. Net income increased to $204.8 million for 2007 compared to $130.1 reported for 2006, reflecting the improved operating income results and a $10.1 million pretax improvement in net interest income. Net income for 2006 included a gain of $18.6 million related to the recovery of a note receivable from OFS BrightWave.

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

        Our future financial condition and performance will be largely dependent upon 1) successful integration of Andrew with the CommScope organization; 2) global spending by wireless carriers and OEMs; 3) global spending by business enterprises on information technology; 4) investment by telecommunication companies in the communications infrastructure; 5) overall global business conditions; 6) our ability to manage costs successfully among our global operations; and 7) the other factors set forth in Item 1A of this Form 10-K. Our profitability is also affected by the mix and volume of sales among our various product groups and between domestic and international customers and competitive pricing pressures. We have experienced significant increases and greater volatility in raw material prices during the past several years as a result of increased global demand and supply disruptions. We attempt to mitigate the risk of increases in raw material price volatility through effective requirements planning, working closely with key suppliers to obtain the best possible pricing and delivery terms and implementing price increases. Delays in implementing price increases, failure to achieve market acceptance of future price increases, or price reductions in response to a rapid decline in raw material costs could have a material adverse impact on the results of our operations.

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

        The following significant accounting estimates reflected in our financial statements are based on management's knowledge of and experience with past and current events and on management's assumptions about future events. It is reasonably possible that they may ultimately differ materially from actual results. See Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for a description of all of our significant accounting policies.

        Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management's future estimates related to doubtful accounts.

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

        Inventory Excess and Obsolescence Reserves—We maintain reserves to reduce the value of inventory based on the lower of cost or market principle, including allowances for excess and obsolete inventory. These reserves are based on management's assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. We do not believe our products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust production levels to mitigate the impact of declining demand. However, if actual market conditions deteriorate from those anticipated by management, additional allowances for excess and obsolete inventory could be required.

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

        Tax Valuation Allowances and Liabilities for Unrecognized Tax Benefits—We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. If we determine that we will not be able to realize all or part of a deferred tax asset in the future, an increase to an income tax valuation allowance would be charged to earnings in the period such determination was made.

        We recognize income tax benefits related to particular tax positions only when it is considered more likely than not that the tax position will be sustained if examined on its technical merits by tax authorities. The amount of benefit recognized is the largest amount of tax benefit that is evaluated to be greater than 50% likely to be realized. Considerable judgment is required to evaluate the technical merits of various positions and to evaluate the likely amount of benefit to be realized. Based on developments in tax laws, regulations and interpretations, changes in assessments of the likely outcome of uncertain tax positions could have a material impact on the overall tax provision.

        We also establish allowances for value added and similar tax recoverables when it is considered probable that those assets are not collectible. Changes in the probability of recovery or in the estimates of the amount recoverable are recognized in the period such determination is made and may be material to earnings.

        Purchase Price Allocation—Recording the acquisition of Andrew and the required purchase price allocation under generally accepted accounting principles requires considerable judgment. The net assets acquired have been preliminarily recorded at their estimated fair value at the acquisition date. Tangible assets and liabilities are recorded at their fair values based on observable market values or management judgment. Separable intangible assets must be identified and valued. In the absence of market transactions, the valuation of such assets is generally based on subjective discounted cash flow methods. For amortizable intangible assets, a remaining useful life must be selected, which requires estimates regarding the period of future use of the assets.

        Impairment Reviews—Management reviews amortizing intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. Goodwill and other intangible assets with indefinite lives have been tested for impairment annually as of August 31 and on an interim basis when events or circumstances change. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected from these assets. Operating performance, market conditions and other factors may adversely impact estimates of expected future cash flows. Any impairment indicated by this analysis would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If assumptions used in the assessment and measurement of impairment differ from management's prior estimates and forecasts, additional impairment charges could be required.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 WITH THE YEAR ENDED DECEMBER 31, 2006

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,930.8	100.0%	$1,623.9	100.0%	$306.9	18.9%
Gross profit	589.1	30.5	444.1	27.3	145.0	32.7
SG&A expense	267.2	13.8	240.0	14.8	27.2	11.3
R&D expense	34.3	1.8	32.9	2.0	1.4	4.3
Restructuring costs	1.0	0.1	12.6	0.8	(11.6)	(92.0)
Net gain on OFS BrightWave note receivable, net of tax	—	—	18.6	1.1	(18.6)	(100.0)
Net income	204.8	10.6	130.1	8.0	74.7	57.4
Net income per diluted share	2.78		1.84

        Our consolidated results of operations for the year ended December 31, 2007 do not include the results of operations of Andrew for the period from December 27, 2007 through December 31, 2007 because the results of operations for this period are immaterial to the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. Any pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition had occurred as of January 1, 2006. The Andrew amounts included in this pro forma information for 2007 and 2006 are based on Andrew's historical results and, therefore, may not be indicative of the actual results when operated as part of CommScope. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

Net sales

        The increase in consolidated net sales during 2007 over 2006 is attributable to domestic and international sales growth in each of our segments. The improvement is the result of higher sales volume levels as well as price increases implemented primarily in the first half of 2006 in response to higher raw materials costs. For further details by segment, see the section titled "Segment Results" below.

Gross profit (net sales less cost of sales)

        Gross profit for 2007 increased by $145.0 million to $589.1 million and 2007 gross profit margin increased to 30.5% compared to 27.3% for 2006. These improvements reflect the impact of improved manufacturing utilization as a result of higher sales volumes, changes in the product mix toward products that generate higher margins, cost savings achieved as a result of restructuring activities and price increases implemented primarily in the first half of 2006 that were largely in response to raw material cost increases.

Selling, general and administrative expense

        The increase in selling, general and administrative (SG&A) expense is largely attributable to higher marketing costs associated with the higher level of sales and spending to support and expand global sales initiatives. Also contributing to the increase in SG&A was a $3.8 million increase in equity-based compensation expense recognized in accordance with SFAS No. 123(R), "Share-Based Payment." During 2007, we incurred $1.3 million in costs related to the acquisition of Andrew, which were included in SG&A. During 2006, we incurred $1.3 million in costs, also included in SG&A, related to an unsuccessful attempt to acquire Andrew. The reduction in SG&A expense as a percentage of net sales from 14.8% in 2006 to 13.8% in 2007 is a result of the higher sales volume in 2007.

Research and development

        Research and development (R&D) expense increased by $1.4 million to $34.3 million during 2007 but decreased as a percentage of net sales from 2.0% in 2006 to 1.8% in 2007 as a result of higher net sales in 2007. The ongoing R&D activities generally relate to bringing new products to market and to modifying existing products to better serve our customers. R&D expenses are primarily incurred in the Enterprise and Carrier segments.

Restructuring Costs

        We recognized $1.0 million of pretax restructuring charges during 2007, compared to $12.6 million recognized during 2006. The 2007 charges primarily related to equipment relocation costs associated with completing the global manufacturing initiatives that began in August 2005. The 2006 charges relate to equipment relocation and employee-related costs incurred as a result of the global manufacturing initiatives

        The objectives of the global manufacturing initiatives were to reduce costs by improving manufacturing efficiency and to enhance the Company's long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among our global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006.

        No additional charges are expected to be incurred in conjunction with the global manufacturing initiatives.

        As a result of restructuring actions, there is unutilized space in our Omaha facility that we are currently attempting to sell. As of December 31, 2007, assets with a net book value of $4.1 million, which are classified as property, plant and equipment, are being marketed for sale and additional charges, which are not expected to be material, may be incurred in completing this process.

        As a result of completing the acquisition of Andrew, we have significantly expanded our global manufacturing and distribution presence. As part of our cost reduction program, we expect to consolidate distribution and manufacturing facilities. Consolidation among facilities to address redundancies or excess capacity may result in future restructuring charges and such charges may be material.

Net interest income

        Net interest income during 2007 was $13.9 million compared to $3.8 million during 2006. This improvement is primarily due to higher interest income from the significantly higher balances of invested cash, cash equivalents and short-term investments that existed throughout most of 2007. As a result of completing the acquisition of Andrew on December 27, 2007, we added a significant level of debt and reduced the level of invested cash, cash equivalents and short-term investments. Our weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, was 6.23% as of December 31, 2007, compared to 2.68% as of December 31, 2006, reflecting primarily the borrowings associated with the Andrew acquisition.

Income taxes

        Our effective income tax rate was 31.5% for 2007 compared to 32.7% for 2006 (31.9% excluding the impact of the gain on the OFS BrightWave note receivable). Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%. The lower effective tax rate for 2007 primarily reflects changes in the mix of our taxable earnings between domestic and foreign operations.

OFS BrightWave, LLC

        In June 2006, the Company agreed to accept and received $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave under a $30 million note receivable. The note had originally been entered into in 2001 in conjunction with the Company's initial acquisition of an equity interest in OFS BrightWave. The carrying value of the note receivable had been written down to zero through recording CommScope's equity in OFS BrightWave losses and as a result of the 2004 transaction in which the Company's interest in OFS BrightWave was reduced to zero. The repayment of the note receivable resulted in a $29.8 million pretax gain ($18.6 million after tax or $0.26 per diluted share).

Segment Results

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
Enterprise	$899.4	46.6%	$802.3	49.4%	$97.1	12.1%
Broadband	625.3	32.4	550.2	33.9	75.1	13.7
Carrier	407.6	21.1	273.1	16.8	134.5	49.2
Inter-segment eliminations	(1.5)	(0.1)	(1.7)	(0.1)	0.2

Consolidated net sales	$1,930.8	100.0%	$1,623.9	100.0%	$306.9	18.9%

Total domestic sales(1)	$1,301.4	67.4%	$1,100.6	67.8%	$200.8	18.2%
Total international sales(1)	629.4	32.6	523.3	32.2	106.1	20.3

Total worldwide sales	$1,930.8	100.0%	$1,623.9	100.0%	$306.9	18.9%

Operating income by segment:
Enterprise	$151.4	16.8%	$95.9	12.0%	$55.5	57.9%
Broadband	71.2	11.4	34.3	6.2	36.9	107.5
Carrier	63.9	15.7	28.4	10.4	35.5	125.1

Consolidated operating income	$286.5	14.8%	$158.6	9.8%	$127.9	80.7%

(1)
For the year ended December 31, 2006, $11.1 million of sales previously reported as domestic sales have been reclassified to Europe, Middle East and Africa ($6.8 million), Asia/Pacific Rim ($2.3 million) and Latin America ($2.0 million) to properly reflect customer location.

Enterprise Segment

        Domestic and international Enterprise segment net sales increased in 2007 as compared to 2006, with particular strength in North America, Europe/Middle East/Africa, and Asia Pacific regions. The increase in net sales of Enterprise segment products was primarily due to higher sales volumes of certain products, the effect of price increases and the introduction of new products. We implemented price increases for certain Enterprise products primarily in the first half of 2006 as a result of significant increases in the cost of raw materials.

        The increase in operating income is attributable in large part to increased sales volume, changes in the product mix towards products that generate higher margins and the impact of cost control efforts. The price increases that were realized were substantially offset by the impact of increased raw material costs. Also contributing to the improved operating income in 2007 is a $7.9 million reduction in restructuring costs.

        We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending, among other things. Our ability to benefit from this expected continued demand will depend on whether we have sufficient production capacity through our internal facilities or contract manufacturers and whether we encounter supply constraints with respect to raw materials, among other factors.

Broadband Segment

        Higher sales in North America and Central and Latin America accounted for the majority of the increase in Broadband segment net sales in 2007 as compared to 2006. These increases reflect the impact of higher sales volumes as well as the impact of price increases implemented primarily in the first half of 2006 in response to higher raw materials costs. Domestic sales volume increases can be attributed to continued infrastructure needs of our large cable television system operator customers. Increases in international sales volumes, particularly in the Central and Latin America region, are a result of new projects and ongoing system maintenance. Domestic net sales for 2007 include incremental sales of $17.3 million related to acquired businesses.

        Operating income for the Broadband segment for 2007 increased over the comparable prior year as a result of higher sales volumes and the impact of cost reductions realized in connection with the global manufacturing initiatives. These improvements were somewhat offset by a $1.6 million provision for a specifically-identified warranty issue and $0.8 million related to inventory purchase accounting adjustments arising from the Signal Vision acquisition. Operating income for 2006 included a provision of $4.7 million recorded in cost of goods sold related to the portion of value added taxes receivable at our Brazilian subsidiary that are not believed to be recoverable. The remaining balance of Brazilian value added taxes receivable of $11.9 million is believed to be recoverable and has been classified largely as long-term in other assets on the Consolidated Balance Sheet as of December 31, 2007. Also contributing to the improved operating income are lower restructuring costs related to the implementation of our global manufacturing initiatives, which were $0.3 million and $3.2 million during 2007 and 2006, respectively.

        Our ability to increase sales and operating income in the Broadband segment depends on continued maintenance capital spending by the major cable television system operators and whether we are able to pass raw material price increases along to our customers, among other factors.

Carrier Segment

        The Carrier segment experienced substantial net sales growth in 2007 as compared to 2006 primarily due to the performance of the Integrated Cabinet Solutions (ICS) product group. The ICS business has rapidly expanded and reflects an increase in shipments related to DSL and FTTN deployments by telephone companies. Sales of wireless and other Carrier segment products were also significantly higher in 2007 as compared to the prior year. Although domestic sales account for the majority of the increase in net sales for the Carrier segment, sales in the Asia Pacific region were also strong in 2007 as compared to 2006.

        The improvement in Carrier segment operating income in 2007 over 2006 is primarily due to the higher sales volume of ICS products and the impact of cost reductions realized as a result of the global manufacturing initiatives.

        Sales of Carrier products can be volatile since customer spending is mainly project-driven While we remain optimistic about our opportunities for the ICS product groups, we expect increased competition and price pressure. We anticipate sales growth for our ICS product group primarily due to FTTN construction activity and DSL deployments. Our ability to meet increased customer demand for ICS products will depend on whether we have sufficient production capacity through our internal operations and contract manufacturers, among other factors. We also expect continued investment in cellular telephone base stations, which provides growth opportunities for our ICS and wireless product groups, though the rate of growth and product profitability may be adversely impacted by consolidation among wireless carriers, among other factors.

Pro Forma Results

        The following pro forma information is intended to provide information regarding how CommScope might have looked if the acquisition of Andrew had occurred as of January 1, 2006. The Andrew amounts included in this pro forma information for 2007 and 2006 are based on Andrew's historical calendar year results and, therefore, may not be indicative of the actual results when operated as part of CommScope. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

	Pro Forma
	2007		2006
	Amount	% of Pro Forma Net Sales	Amount	% of Pro Forma Net Sales	Dollar Change	% Change
	(dollars in millions)
Pro forma net sales:
Enterprise	$897.9	21.6%	$800.6	21.2%	$97.3	12.2%
Broadband	625.3	15.1	550.2	14.6	75.1	13.7
Carrier	407.6	9.8	273.1	7.2	134.5	49.2

Legacy CommScope consolidated net sales	1,930.8	46.5	1,623.9	43.0	306.9	18.9

Antenna and Cable Products	1,507.2	36.3	1,399.7	37.1	107.5	7.7
Wireless Network Solutions	711.9	17.2	753.9	19.9	(42.0)	(5.6)

Legacy Andrew consolidated net sales	2,219.1	53.5	2,153.6	57.0	65.5	3.0

Combined pro forma net sales	$4,149.9	100.0%	$3,777.5	100.0%	$372.4	9.9%

Legacy CommScope domestic sales	$1,301.4	31.4%	$1,100.6	29.1%	$200.8	18.2%
Legacy Andrew domestic sales	851.8	20.5	966.8	25.6	(115.0)	(11.9)

Combined pro forma domestic sales	2,153.2	51.9	2,067.4	54.7	85.8	4.2

Legacy CommScope international sales	629.4	15.2	523.3	13.9	106.1	20.3
Legacy Andrew international sales	1,367.3	32.9	1,186.8	31.4	180.5	15.2

Combined pro forma international sales	1,996.7	48.1	1,710.1	45.3	286.6	16.7

Combined pro forma worldwide sales	$4,149.9	100.0%	$3,777.5	100.0%	$372.4	9.9%

Pro Forma Net Sales

        On a combined pro forma basis, net sales increased in 2007 as compared to 2006 due to increases in all legacy CommScope segments and in the legacy Andrew Antenna and Cable Products operating group. These increases were partially offset by decreases in net sales in the legacy Andrew Wireless Network Solutions operating group. See the Segment Results section above for discussion of legacy CommScope net sales for 2007 and 2006.

        Antenna and Cable Products net sales were higher in 2007 versus 2006 primarily due to increased sales of microwave antennas and base station antenna products, which included incremental year-over-year sales of $18 million from the April 2006 acquisition of Precision Antennas and $26 million from the December 2006 acquisition of EMS Wireless. These increases were partially offset by decreased sales in field services, cable products, satellite communications and the broadband cable product line, which was sold in April 2007. Antenna and Cable Products net sales for 2007 and 2006 include $103 million and $116 million, respectively, from the satellite communications product line that was sold in January 2008. Wireless Network Solutions sales were lower in 2007 than 2006 due to decreased filter sales partially offset by increased sales of power amplifier and repeater products.

        On a combined pro forma basis, domestic net sales represented slightly more than half of total pro forma net sales in both 2007 and 2006. Both domestic and international pro forma net sales increased in 2007 as compared to 2006, although international sales for both legacy CommScope and legacy Andrew grew rapidly in 2007.

	Pro Forma
	2007		2006
	Amount	% of Pro Forma Net Sales	Amount	% of Pro Forma Net Sales	Dollar Change	% Change
	(dollars in millions)
Pro forma operating income (loss):
Enterprise	$151.4	16.8%	$95.9	12.0%	$55.5	57.9%
Broadband	71.2	11.4	34.3	6.2	36.9	107.6
Carrier	63.9	15.7	28.4	10.4	35.5	125.0

Legacy CommScope consolidated operating income	286.5	14.8	158.6	9.8	127.9	80.6

Antenna and Cable Products	(39.4)	(2.6)	39.0	2.8	(78.4)	*
Wireless Network Solutions	(223.6)	(31.4)	(62.3)	(8.3)	(161.3)	(258.9)

Legacy Andrew consolidated operating loss	(263.0)	(11.9)	(23.3)	(1.1)	(239.7)	(1,028.8)

Combined pro forma operating income	$23.5	0.6%	$135.3	3.6%	(111.8)	(82.6)%

*
Not meaningful

Pro Forma Operating Income

        Pro forma operating income includes adjustments for the incremental depreciation and amortization expense of approximately $107 million and $101 million for 2007 and 2006, respectively, resulting from the step-up in the basis of property, plant and equipment and the identification of amortizable intangible assets resulting from CommScope's acquisition of Andrew. Combined pro forma depreciation and amortization was approximately $205 million and $208 million for the years ended December 31, 2007 and 2006, respectively. No adjustment has been made to pro forma operating income to reflect the adverse impact of increasing the value of the acquired inventory to its estimated fair value less costs to complete and sell the inventory. See the Segment Results section above for discussion of the legacy CommScope operating income for 2007 and 2006.

        The decrease in combined pro forma operating income in 2007 as compared to 2006 is primarily due to goodwill and intangible asset impairment charges of $118 million and a $45 million charge for the TruePosition litigation judgment, both of which decreased Wireless Network Solutions' pro forma operating income. In addition, the Antenna and Cable Products group recorded $32 million of impairment charges related to the satellite communications product lines and an $11 million impairment charge related to Andrew's investment in Andes Industries. The operating loss for Antenna and Cable Products for 2007 and 2006 includes operating losses of $61 million and $27 million, respectively, related to the satellite communications product line that was sold in January 2008. The legacy Andrew operating groups also incurred charges of approximately $36 million and $13 million for acquisition-related costs in 2007 and 2006, respectively. These decreases in pro forma operating income in 2007 were partially offset by a $128 million improvement in legacy CommScope operating income.

2008 Outlook

        We are encouraged by the global outlook for both the legacy CommScope products and the legacy Andrew products. Global market conditions seem to support continued growth in all major product groups. An economic slowdown in the U.S. or in any of our other major markets could have a significant adverse impact on our sales. We plan to focus on our major product groups and evaluate strategies to divest certain non-core or underperforming products or assets. Pricing actions in response to volatility in the cost of raw materials such as copper, aluminum and plastics could have a significant impact on our sales. We are dependent upon continued spending for maintenance of existing infrastructure and ongoing capital investment by our customers in each segment in order to achieve an increase in sales.

        While we expect higher gross profit in 2008, we expect deterioration in gross profit as a percent of sales due to the integration of the Andrew business that has historically experienced lower gross profit margins than the legacy CommScope business and due to the impact of purchase accounting adjustments. In addition, we expect continued volatility in the costs of certain raw materials, such as copper, aluminum, steel and plastics and other polymers that are derived from oil and natural gas. This volatility in raw materials may reduce gross profit margin if we delay implementing price increases, are unable to achieve market acceptance of future price increases or implement price reductions in response to a rapid decline in raw material prices.

        We expect operating income to increase during 2008, primarily due to the increase in sales as a result of the Andrew acquisition and higher sales volumes and shifts in the mix of products sold to higher margin products in the legacy CommScope business. Volatile raw materials costs may have an adverse impact on operating margins. Purchase accounting adjustments will have a significant adverse impact on operating income, particularly the adjustments to write up the acquired inventory to its estimated fair value less costs to complete and sell and the amortization related to identifiable intangible assets recognized.

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

Net sales

        Consolidated net sales increased during 2006 primarily due to higher prices for Enterprise and Broadband segment products in response to higher raw material costs, increased domestic sales of ICS products and sales growth in the Enterprise and Broadband segments. For further details by segment, see the section titled "Segment Results" below.

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

Selling, general and administrative expense

        Selling, general and administrative expenses increased by $40.3 million to $240.0 million during 2006 and decreased modestly as a percentage of net sales to 14.8% during 2006 compared to 14.9% during 2005. The increase in SG&A is largely attributable to higher selling expenses directly related to the increase in sales and somewhat attributable to a $13.2 million benefit recognized in 2005 related to recovery of accounts receivable from Adelphia that had been written off in 2002. See Note 7 in the Notes to the Consolidated Financial Statements in this Form 10-K for additional discussion of this recovery. Also contributing to the increase in SG&A were $2.9 million of equity-based compensation expense recognized as a result of implementing SFAS No. 123(R), "Share-Based Payment," during 2006 and $1.3 million of costs incurred in connection with the proposed acquisition of Andrew Corporation. Excluding the impact of the Adelphia recovery, SG&A as a percentage of net sales was 15.9% for 2005. The reduction in SG&A as a percentage of sales from this adjusted 2005 percentage reflects the impact of increased sales prices and higher sales volumes in 2006 as well as the benefit from cost reduction initiatives.

Research and development

        Research and development expense increased by $1.6 million to $32.9 million during 2006 primarily related to developing new products and modifying existing products to better serve our customers. R&D expenses are primarily incurred in the Enterprise and Carrier segments.

Restructuring Costs

        We recognized $12.6 million of pretax restructuring charges during 2006, compared to $38.6 million recognized during 2005. The 2006 charges relate to the global manufacturing initiatives adopted in August 2005 and the 2005 charges included $34.5 million related to the global manufacturing initiatives and $4.1 million related to completing the organizational and cost reduction initiatives begun in 2004 at CSMI, the Company's wholly owned subsidiary.

        The objectives of the global manufacturing initiatives were to reduce costs by improving manufacturing efficiency and to enhance the Company's long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among our global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006.

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

OFS BrightWave, LLC

        In June 2006, the Company agreed to accept and received $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave under a $30 million note receivable. The note had originally been entered into in 2001 in conjunction with the Company's initial acquisition of an equity interest in OFS BrightWave. The carrying value of the note receivable had been written down to zero through recording CommScope's equity in OFS BrightWave losses and as a result of the 2004 transaction in which the Company's interest in OFS BrightWave was reduced to zero.

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

Operating income (loss) by segment:
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

	2007	2006	Dollar Change	% Change
Cash, cash equivalents and short-term investments	$649.5	$427.9	$221.6	51.8%
Net cash provided by operating activities	239.9	118.8	121.1	101.9
Working capital excluding cash, cash equivalents and short-term investments and current portion of long-term debt	831.4	209.6	621.8	296.7
Capital expenditures	27.9	31.6	(3.7)	(11.7)
Long-term debt, including current portion	2,595.8	284.1	2,311.7	813.7
Book capital structure(1)	3,875.8	1,023.2	2,852.6	278.8
Long-term debt as a percentage of book capital structure	67.0%	27.8%

(1)
Book capital structure is the sum of long-term debt, including current portion, and stockholders' equity.

        The increase in cash, cash equivalents and short-term investments as of December 31, 2007 was primarily the result of cash flow from operations and cash acquired in the Andrew acquisition. The increase also reflects proceeds from the exercise of stock options, offset by cash utilized in the Andrew acquisition, net capital expenditures, loan repayments, long-term financing costs and the acquisition of Signal Vision, Inc. The proceeds from the issuance of long-term debt were utilized to pay for the acquisition of Andrew and related transaction costs.

        The increase in working capital excluding cash, cash equivalents and short-term investments was primarily driven by the acquisition of Andrew accounts receivable and inventory, offset somewhat by the assumption of Andrew current liabilities.

        Our long-term debt and long-term debt as a percent of book capital structure increased during 2007 primarily due to our new senior secured term loans that were used to fund the Andrew acquisition and the outstanding balance of the Andrew 3.25% convertible debentures that were assumed in the acquisition.

Operating Activities

        Net cash provided by operating activities increased year over year from $118.8 million in 2006 to $239.9 million in 2007 primarily due to higher operating income. We expect to generate increased net cash from operations during 2008 primarily due to improved operating income from higher sales, including the Andrew business, the impact of our cost reduction efforts and the reduction in the level of working capital excluding cash, cash equivalents and short-term investments and current portion of long-term debt.

Investing Activities

        During 2007, we acquired Andrew Corporation for approximately $2.3 billion in cash and approximately $255 million in stock. We also acquired Signal Vision, Inc. in 2007 for $19.0 million, of which $17.0 million was paid in cash. During 2006, we acquired certain assets supporting the MC2 trunk and distribution cable television products business from Trilogy Communications, Inc. for $13.8 million.

        During 2007 and 2006, we received $11.0 million and $10.2 million, respectively, primarily related to the sale of real estate identified as excess in connection with our global manufacturing initiatives. We also received a $29.8 million repayment of a note receivable from OFS BrightWave in 2006.

        Our investment in property, plant and equipment was relatively flat in 2007 as compared to 2006. We expect total capital expenditures during 2008 to be $80 million to $90 million.

Financing Activities

        In connection with the acquisition of Andrew, we issued 5.1 million shares of CommScope stock and borrowed $2.1 billion in term loans under our new senior secured credit facilities. We had availability under the $400 million revolving credit portion of the facilities of approximately $376 million and had no outstanding borrowings under the revolving credit portion as of December 31, 2007. During 2007, we paid $33.8 million in fees associated with our new senior secured credit facilities. We believe we were in compliance with all of our covenants under our senior secured credit facilities as of December 31, 2007. See Note 9 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional discussion of the terms of our senior secured credit facilities.

        The exercise of 1.99 million stock options during 2007 generated $35.5 million of proceeds and $16.7 million from the tax benefits generated by such stock option exercises.

        On June 7, 2006, we filed a shelf registration statement for the issuance of common or preferred stock, senior or subordinated debt, convertible debt securities, warrants exercisable for any of the foregoing, or any combination thereof. This registration statement was automatically effective upon filing, pursuant to SEC rules. On January 3, 2008, 490,000 shares issuable as a result of conversion of Andrew's 3.25% convertible debentures were registered under this registration statement.

        Management is evaluating our capital structure and may consider various alternatives, including, but not limited to, reducing debt levels, inducing conversion of a portion or all of our 1% convertible debentures and raising additional capital.

Future Cash Needs

        We expect that our primary future cash needs will be to fund the conversion of the Andrew 3.25% convertible debentures (a cash requirement of approximately $208 million during the first quarter of 2008), the remaining unpaid purchase price for Andrew common stock (a cash requirement of approximately $60 million expected to be substantially funded in the first quarter of 2008), debt service, working capital, capital expenditures and employee benefit obligations. We are required to repay $13.5 million under our new seven-year senior secured term loan and currently anticipate making a $10 million voluntary contribution to one of our defined benefit pension plans during 2008. These funding requirements are expected to be met with cash and cash equivalents on hand and cash flows from future operations. New funding requirements under the Pension Protection Act of 2006 are not expected to have a significant impact on our liquidity or cash flow from operations.

        We believe that our existing cash, cash equivalents and short-term investments and cash flows from operations, combined with availability under our senior secured revolving credit facilities, will be sufficient to meet our presently anticipated future cash needs during 2008, including cash requirements related to restructuring initiatives or other costs related to the Andrew integration. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

CONTRACTUAL OBLIGATIONS

        The following table summarizes our contractual obligations as of December 31, 2007 (in millions):

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt, including current maturities(a)	$2,572.1	$224.0	$69.3	$331.3	$1,947.5
Interest on long-term debt(a)(b)	944.5	147.5	288.8	278.4	229.8
Operating leases	196.7	35.5	51.9	34.0	75.3
Purchase obligations(c)	122.0	122.0	—	—	—
Pension and postretirement benefit liabilities(d)	70.4	15.9	10.1	11.6	32.8
Foreign currency derivative(e)	9.7	0.5	9.2	—	—
Unrecognized tax benefits(f)	—	—	—	—	—

Total contractual obligations	$3,915.4	$545.4	$429. 3	$655.3	$2,285.4

(a)
No prepayment, redemption or conversion of any of our long-term debt balances has been assumed other than the conversion of the Andrew 3.25% convertible debentures which are assumed to convert and receive $986.15 and 2.304159 shares of CommScope common stock for each $1,000 in face value of the debentures in less than one year. Refer to Note 9 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding the terms of our long-term debt agreements.

(b)
Interest on variable rate debt is estimated based upon rates in effect as of December 31, 2007.

(c)
Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.

(d)
Amounts reflect expected payments under the postretirement benefit plans through 2017 (see Note 11 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K). Although there is no contractual obligation to make pension contributions, expected 2008 contributions of $11.2 million have been reflected above.

(e)
Estimated payments are based on exchange rates in effect as of December 31, 2007.

(f)
Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $61.3 million has been excluded from the presentation. In less than one year, we believe it is reasonably possible that tax positions resulting in liabilities of $9.0 million to $12.0 million will be settled (see Note 12 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K).

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

OTHER

        On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging that Andrew's sale of certain mobile location products to a customer located in the Middle East infringed a TruePosition patent. Mobile location systems installed in wireless networks are used to determine the position of mobile devices. The complaint sought, among other things, injunctive relief and unspecified monetary damages.

        On September 14, 2007, a jury ruled in favor of TruePosition, finding that Andrew had willfully infringed a single TruePosition patent in providing a mobile location system to the customer, and the jury awarded $45.3 million in damages to TruePosition. Management believes the verdict is in error and is seeking to have it reversed. The jury's verdict, including the damage award, is subject to the outcome of various post-verdict motions that we are currently pursuing. In addition, the judge presiding over the case has not ruled on various equitable claims that Andrew presented to the judge as part of the post-trial submissions. In the event that we are unsuccessful in having the verdict set aside by the trial court, we intend to appeal.

        On October 1, 2007, TruePosition filed a motion seeking a permanent injunction and a motion seeking to increase the damages awarded, up to trebling the amount as well as the fees and expenses of its counsel. TruePosition may also seek to recover interest on the judgment. However, management believe the damages awarded are inappropriate, as would be any increase, any award of interest, fees or expenses or the issuance of an injunction.

        As a result of the jury verdict in the case, a $45.3 million liability is included in other accrued liabilities as of December 31, 2007, which was our estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential losses.

        At issue in the litigation with TruePosition is a patent that TruePosition argued was infringed by an Andrew U-TDOA mobile location system that is being deployed under multiple phases with the customer. Andrew was awarded the initial two phases with this customer for an expanded deployment of this strategic project which, when completed, will cover approximately a thousand cell sites. There are additional phases, not all of which have been awarded by the customer, for approximately two thousand additional cell sites. The jury verdict includes claims related to all such cell sites, including those already installed and those to be installed. The patent at issue relates only to certain implementations using U-TDOA technology. As a result, other customer installations and projects that use different mobile location technologies are not impacted.

        We reached an agreement with the U.S. Department of Justice (DOJ) on December 6, 2007 that allowed us to complete our acquisition of Andrew. Under the terms of an agreed form of final judgment, which was filed December 6, 2007 in U.S. District Court for the District of Columbia, CommScope is required to divest certain non-core assets, including Andrew's non-controlling minority interest in Andes Industries, Inc., a supplier of last-mile products for broadband communications networks, and other related assets. This agreed form of final judgment is subject to the Court's approval. The carrying value of the assets to be divested was less than $15 million as of December 31, 2007. We are actively engaged in the process of working toward divestiture of these assets. Any divestiture is subject to the DOJ's approval.

        We are either a plaintiff or a defendant in other pending legal matters in the normal course of business. As a result of the Andrew acquisition, we became subject to additional legal matters, including asserted and unasserted claims. Management believes none of these other legal matters, other than that discussed above, will have a material adverse effect on our business or financial condition upon their final disposition. In addition, we are subject to various federal, state, local and foreign environmental laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on our financial condition or results of operations.

NEWLY ISSUED ACCOUNTING STANDARDS

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 "Fair Value Measurements" which defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 as of January 1, 2008 on a prospective basis. In February 2008, the FASB issued a one year deferral of the effective date of certain portions of SFAS No. 157 as they apply to most non-financial assets and liabilities in order to address various implementation issues that have been identified. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" which gives companies the option to carry most financial assets or liabilities at fair value, with changes in fair value recorded in earnings. The Company is required to adopt SFAS No. 159 as of January 1, 2008. The Company does not plan to measure any of its existing financial assets or liabilities at fair value under the provisions of SFAS No. 159 and, therefore, does not anticipate any material impact to its results of operations or financial position related to the adoption of this standard.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. We may utilize derivative financial instruments, among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

        The table below summarizes the combined interest and principal payments associated with the variable rate term loans and interest rate swap we entered into in connection with the Andrew acquisition (see Notes 9 and 10 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K). The principal payments presented below are based on the scheduled maturities in the credit agreement. The interest payments presented below assume the interest rate in effect as of December 31, 2007 and include the impact of the interest rate swap, which serves to fix a portion of the interest payments on our variable rate debt. The projected future payments on the interest rate swap reflected in the table below are based on the forward interest rate curve in effect as of the date of the table. Settlement of the fair value of this hedging instrument as of December 31, 2007 would have resulted in a loss of approximately $2.8 million, net of tax. The unrealized loss on this cash flow hedge is included in accumulated other comprehensive income (loss). The impact of a 100 basis point increase in interest rates on projected future interest payments related to the unhedged portions of the term loans is also included in the table below.

	For the year ended December 31,
						There- after
	2008	2009	2010	2011	2012		Total
Principal and interest payments on variable rate term loans	$154.7	$155.2	$192.5	$229.4	$370.7	$1,896.5	$2,999.0
Average interest rate	6.7%	6.8%	6.9%	7.1%	7.3%	7.4%
Interest rate swap payments (receipts)	(0.1)	6.9	(0.4)	(1.8)	—	—	4.6
Impact of an increase in interest rates of 100 basis points	5.9	7.8	10.5	15.8	18.1	27.5	85.6

        We also have fixed rate convertible debentures outstanding. The fair value of these debentures is subject to fluctuations as our stock price and interest rates change. The table below summarizes our expected interest and principal payments related to our fixed rate debt as well as the fair value of these instruments at December 31, 2007. We assume all of the 3.25% convertible debentures we assumed in the Andrew acquisition will be converted into merger consideration of $986.15 and 2.304159 shares of CommScope common stock for each $1,000 in face value of the debentures in 2008. We also assume in the table below that our 1% convertible debentures will not be redeemed until their scheduled maturity in 2024, although we have the option to redeem earlier and the noteholders have options to require us to repurchase them before their scheduled maturity (see Note 9 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K). The fair value of our 1% convertible debentures is based on quoted market prices while the fair value of our 3.25% convertible debentures is based on the value of merger consideration those noteholders were entitled to receive.

	For the year ended December 31,
						There- after		Fair Value
	2008	2009	2010	2011	2012		Total
Principal and interest payments on fixed rate debt	$213.5	$2.5	$2.5	$2.5	$2.5	$278.1	$501.6	$802.2
Average interest rate	1.7%	1.0%	1.0%	1.0%	1.0%	1.0%

Foreign Currency Risk

        Approximately 33% and 32% of our 2007 and 2006 net sales, respectively, were to customers located outside the U.S. With the acquisition of Andrew, a greater portion of our sales are expected to be to foreign customers and denominated in currencies other than the U.S. dollar. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. At December 31, 2007, we were continuing to evaluate alternatives to help us reasonably manage the market risk related to foreign currency exposures.

        As of December 31, 2007, we held a cross currency rate and forward foreign exchange swap agreement, which hedges a portion of our net investment in our Belgian subsidiary and a portion of our other euro-denominated asset exposure. Under the swap agreement, we receive 4.0% interest in U.S. dollars and pay 4.5% interest in euros. Settlement of the fair value of this hedging instrument as of December 31, 2007 and 2006 would have resulted in a loss of approximately $6.0 million and $5.2 million, respectively, net of tax. The portion of these unrealized losses that relates to the hedge of our Belgian subsidiary is included in accumulated other comprehensive income (loss) while the remainder of the unrealized loss is recognized in earnings.

	For the year ended December 31,
								Fair Value
	2008	2009	2010	2011	2012	There-after	Total
Cross currency swap (Receive USD/Pay EUR)	$0.5	$9.2	$—	$—	$—	$—	$9.7	$8.7
Contract amount (USD)	$—	$14.0	$—	$—	$—	$—	$14.0

Commodity Price Risk

        Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as copper, fabricated aluminum, steel, plastics and other polymers, bimetals and optical fiber, are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. However, increases in the prices of certain commodity products have resulted in, and may continue to result in, higher overall production costs. As of December 31, 2007, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks. In the normal course of business, we were obligated as of December 31, 2007 to purchase approximately $122 million of commodities under take-or-pay contracts within the next year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of CommScope, Inc.

        We have audited the accompanying consolidated balance sheets of CommScope, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Andrew Corporation, which was acquired on December 27, 2007 and whose total assets subject to Andrew Corporation's internal control over financial reporting constitute 46% of total assets as reflected in the consolidated balance sheet as of December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Andrew Corporation. The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CommScope, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for equity-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment, as of January 1, 2006 and for its defined benefit and other postretirement benefit plans to conform to FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006, and the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina February 28, 2008

CommScope, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$1,930,763	$1,623,946	$1,337,165

Operating costs and expenses:
Cost of sales	1,341,676	1,179,861	992,690
Selling, general and administrative	267,230	240,024	199,706
Research and development	34,312	32,899	31,349
Restructuring costs	1,002	12,578	38,558

Total operating costs and expenses	1,644,220	1,465,362	1,262,303

Operating income	286,543	158,584	74,862
Other income (expense), net	(1,356)	1,324	(524)
Interest expense	(8,791)	(8,050)	(8,328)
Interest income	22,663	11,837	5,077

Income before income taxes and gain on OFS BrightWave note receivable	299,059	163,695	71,087
Income tax expense before income tax provision on gain on
OFS BrightWave note receivable	(94,218)	(52,187)	(21,109)

Income before gain on OFS BrightWave note receivable	204,841	111,508	49,978
Gain on OFS BrightWave note receivable, net of tax of $11,175	—	18,625	—

Net income	$204,841	$130,133	$49,978

Net income per share:
Basic	$3.34	$2.22	$0.91
Assuming dilution	$2.78	$1.84	$0.78
Weighted average shares outstanding:
Basic	61,313	58,524	54,828
Assuming dilution	74,674	72,266	67,385

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$649,451	$276,042
Short-term investments	—	151,868

Total cash, cash equivalents and short-term investments	649,451	427,910
Accounts receivable, less allowance for doubtful accounts of $22,154 and $13,461, respectively	793,366	186,824
Inventories, net	548,360	153,596
Prepaid expenses and other current assets	133,737	14,914
Deferred income taxes	106,476	24,556

Total current assets	2,231,390	807,800
Property, plant and equipment, net	525,305	242,012
Goodwill	1,211,214	151,378
Other intangibles, net	1,042,765	63,967
Deferred income taxes	—	15,493
Other assets	95,897	21,823

Total Assets	$5,106,571	$1,302,473

Liabilities and Stockholders' Equity
Accounts payable	$350,615	$74,927
Other accrued liabilities	399,944	95,316
Current portion of long-term debt	247,662	13,000

Total current liabilities	998,221	183,243
Long-term debt	2,348,157	271,100
Deferred income taxes	268,647	—
Pension and postretirement benefit liabilities	108,275	89,995
Other noncurrent liabilities	103,263	19,031

Total Liabilities	3,826,563	563,369
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000;
Issued and outstanding shares: None at December 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 77,070,029 at December 31, 2007 and 69,934,533 at December 31, 2006; Issued and outstanding shares: 66,870,029 at December 31, 2007 and 59,734,533 at December 31, 2006	770	699
Additional paid-in capital	856,452	532,344
Retained earnings	545,607	346,821
Accumulated other comprehensive income	22,714	4,775
Treasury stock, at cost: 10,200,000 shares at December 31, 2007 and December 31, 2006	(145,535)	(145,535)

Total Stockholders' Equity	1,280,008	739,104

Total Liabilities and Stockholders' Equity	$5,106,571	$1,302,473

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities:
Net income	$204,841	$130,133	$49,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,507	55,557	60,166
Equity-based compensation	10,233	4,909	353
Gain on OFS BrightWave note receivable, pretax	—	(29,800)	—
Restructuring costs related to fixed asset impairment and curtailments	—	1,059	26,136
Deferred income taxes	(11,476)	7,891	(6,807)
Tax benefit from the issuance of shares under equity-based compensation plans	—	—	3,423
Changes in assets and liabilities:
Accounts receivable	(8,885)	(19,862)	(43,299)
Inventories	(5,564)	(23,960)	(15,365)
Prepaid expenses and other current assets	(10,665)	(4,505)	(2,476)
Accounts payable and other accrued liabilities	(2,944)	4,496	20,355
Other noncurrent liabilities	6,408	(4,283)	(15,448)
Other noncurrent assets	4,155	(2,255)	3,705
Other	4,315	(556)	5,534

Net cash provided by operating activities	239,925	118,824	86,255
Investing Activities:
Additions to property, plant and equipment	(27,892)	(31,552)	(19,943)
Proceeds from OFS Brightwave note receivable	—	29,800	—
Acquisition of Andrew Corporation, net of cash acquired	(2,065,001)	—	—
Other acquisition activity	(16,976)	(13,810)	653
Net proceeds from (purchases of) short-term investments	146,068	(49,767)	(24,481)
Proceeds from disposal of fixed assets	10,962	14,919	1,730

Net cash used in investing activities	(1,952,839)	(50,410)	(42,041)
Financing Activities:
Proceeds from issuance of long-term debt	2,100,000	—	—
Principal payments on long-term debt	(34,100)	(13,200)	(13,000)
Long-term financing costs	(33,845)	—	(306)
Proceeds from the issuance of shares under equity-based compensation plans	35,450	54,970	17,231
Tax benefit from the issuance of shares under equity-based compensation plans	16,688	18,141	—

Net cash provided by financing activities	2,084,193	59,911	3,925
Effect of exchange rate changes on cash	2,130	1,168	(1,221)

Change in cash and cash equivalents	373,409	129,493	46,918
Cash and cash equivalents, beginning of year	276,042	146,549	99,631

Cash and cash equivalents, end of year	$649,451	$276,042	$146,549

See notes to consolidated financial statements.

CommScope, Inc.
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
(In thousands, except share amounts)

	Year Ended December 31,
	2007	2006	2005
Number of common shares outstanding:
Balance at beginning of year	59,734,533	55,873,347	54,487,745
Issuance of shares under equity-based compensation plans	1,993,443	3,861,186	1,383,602
Issuance of shares to Andrew Corporation shareholders	5,142,053	—	—
Issuance of shares to nonemployee directors	—	—	2,000

Balance at end of year	66,870,029	59,734,533	55,873,347

Common stock:
Balance at beginning of year	$699	$661	$647
Issuance of shares under equity-based compensation plans	20	38	14
Issuance of shares to Andrew Corporation shareholders	51	—	—

Balance at end of year	$770	$699	$661

Additional paid-in capital:
Balance at beginning of year	$532,344	$462,842	$432,839
Issuance of shares under equity-based compensation plans	35,430	54,932	17,217
Tax benefit from shares issued under equity-based compensation plans	16,688	18,141	3,423
Equity-based compensation expense recognized	10,233	4,909	—
Accelerated vesting of stock options	—	—	226
Reclassification due to adoption of SFAS No. 123(R)	—	(8,980)	—
Issuance of shares to Andrew Corporation shareholders	254,994	—	—
Fair value of stock options issued to former Andrew Corporation option holders	6,763	—	—
Expiration of registration rights	—	500	—
Issuance of shares to nonemployee director	—	—	30
Equity-based compensation granted	—	—	9,107

Balance at end of year	$856,452	$532,344	$462,842

Deferred equity-based compensation:
Balance at beginning of year	$—	$(8,980)	$—
Reclassification due to adoption of SFAS No. 123(R)	—	8,980	—
Equity-based compensation granted	—	—	(9,107)
Equity-based compensation expense recognized	—	—	127

Balance at end of year	$—	$—	$(8,980)

Retained earnings:
Balance at beginning of year	$346,821	$216,688	$166,710
Net income	204,841	130,133	49,978
Impact of adoption of FIN 48	(6,055)	—	—

Balance at end of year	$545,607	$346,821	$216,688

Accumulated other comprehensive income (loss):
Balance at beginning of year	$4,775	$(3,651)	$(5,198)
Other comprehensive income	17,939	5,373	1,547
Impact of adoption of SFAS No. 158, net of tax	—	3,053	—

Balance at end of year	$22,714	$4,775	$(3,651)

Treasury stock, at cost:
Balance at beginning and end of year	$(145,535)	$(145,535)	$(145,535)

Total stockholders' equity	$1,280,008	$739,104	$522,025

CommScope, Inc.
Consolidated Statements of Stockholders' Equity
and Comprehensive Income
(In thousands, except share amounts) (Continued)

	Year Ended December 31,
	2007	2006	2005
Comprehensive income:
Net income	$204,841	$130,133	$49,978
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)—foreign subsidiaries	3,726	1,006	(4,260)
Foreign currency transaction gain on long-term intercompany loans—foreign subsidiaries	4,202	5,294	4,365
Gain (loss) on derivative financial instruments	(3,648)	(927)	1,442
Defined benefit plans:
Change in unrecognized actuarial gain (loss)	13,095	—	—
Change in unrecognized net prior service credit	540	—	—
Change in unrecognized transition obligation	24	—	—

Total other comprehensive income, net of tax	17,939	5,373	1,547

Total comprehensive income	$222,780	$135,506	$51,525

See notes to consolidated financial statements.

CommScope, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Unless Otherwise Noted)

1.    BACKGROUND AND DESCRIPTION OF THE BUSINESS

        CommScope, Inc. and its wholly owned subsidiaries (CommScope or the Company) is a world leader in infrastructure solutions for communications networks. With the acquisition of Andrew Corporation (Andrew), the Company is a global leader in providing radio frequency subsystem solutions for wireless networks. Through its SYSTIMAX® and Uniprise® brands, the Company is also a global leader in structured cabling systems for business enterprise applications. In addition, CommScope is the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) applications.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

        The accompanying consolidated financial statements include CommScope and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

        CommScope's consolidated results of operations for the year ended December 31, 2007 do not include the results of operations of Andrew from December 27, 2007 to December 31, 2007 because the results of operations for this period are immaterial to the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

Cash and Cash Equivalents

        Cash and cash equivalents represent deposits in banks and cash invested temporarily in various instruments with a maturity of three months or less at the time of purchase.

Short-term Investments

        The Company's short-term investments consist of marketable debt securities maturing within one year that are designated as either held-to-maturity or available for sale. Short-term investments classified as held-to-maturity are recorded at amortized cost while those classified as available for sale are recorded at fair value. Unrealized gains and losses on available for sale investments are excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2007, the Company did not hold any short-term investments and as of December 31, 2006, all investments classified as available for sale were variable rate instruments and there were no unrealized gains or losses.

        Short-term investments are regularly reviewed for impairment, based on criteria that include the extent to which the carrying value exceeds the fair value, the duration of the market decline, the Company's ability and intent to hold the investment to its expected recovery and the financial strength of the issuer of the security. During the three months ended December 31, 2007, the Company determined certain investments in auction rate securities were impaired and that the impairment was other-than-temporary, resulting in a pretax loss of approximately $0.6 million. As of December 31, 2007, these investments, with a carrying value of $5.2 million after the impairment, were classified in other noncurrent assets due to uncertainty regarding the timing of any future auctions. As of December 31, 2006, there were no investment securities that were considered impaired.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) basis for the Company's domestic inventories and certain foreign inventories. Inventory cost is determined on an average cost basis for the remainder of the Company's foreign inventories, representing 2% and 6% of the Company's consolidated inventory balances at December 31, 2007 and 2006, respectively. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" which requires that items such as idle facility expense, excessive spoilage and rehandling costs be recognized as expenses in the current period. It also requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. Implementation of this standard did not have a material impact on the Company's consolidated results of operations or financial position.

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

Goodwill and Other Intangible Assets

        In accordance with SFAS No.142, "Goodwill and Other Intangible Assets," CommScope ceased amortization of goodwill and other purchased intangible assets with indefinite lives. Purchased intangible assets with finite lives are carried at their estimated fair values at the time of acquisition less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 4).

Impairment of Long-Lived Assets

        In accordance with SFAS No. 142, goodwill and other intangibles with indefinite lives are tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of these intangibles may no longer be recoverable. The Company has performed these annual impairment evaluations as of August 31. Based on these annual impairment evaluations, no impairment of goodwill or other intangible assets with indefinite lives was identified during 2007, 2006 or 2005.

        Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at fair value.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. The Company records a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

        The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" as of January 1, 2007 and recognized the impact of implementing FIN 48 as an adjustment to Retained Earnings. Under FIN 48, tax benefits that result from uncertain tax positions may be recognized only if they are considered more likely than not to be sustainable, based on their technical merits. The amount of benefit to be recognized is the largest amount of tax benefit that is at least 50% likely to be realized.

        The cumulative amount of undistributed earnings from foreign subsidiaries, including the newly acquired Andrew foreign subsidiaries, for which no U.S. taxes have been provided was $730.1 million as of December 31, 2007. In addition, the Company does not provide for U.S. taxes related to the foreign currency transaction gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future, and the foreign currency gains and losses are therefore recorded on a pretax basis to accumulated other comprehensive income (loss).

Revenue Recognition

        The Company's primary source of revenues is from product sales to distributors, cable television system operators, telecommunications service providers and original equipment manufacturers (OEMs). Revenue is not recognized related to product sold to contract manufacturers that the Company anticipates repurchasing prior to the sale to the ultimate customer. Service revenue, primarily from delivery of products shipped by Company-owned trucks, was not material to the Company's reported sales during 2007, 2006 or 2005.

        Revenue from sales of the Company's products shipped by nonaffiliated carriers and by Company-owned trucks is recognized at the time the goods are delivered to the customer and title passes, provided the earnings process is complete, the risks and rewards of ownership have passed to the customer and revenue is measurable.

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

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

Shipping and Handling Costs

        CommScope includes shipping and handling costs billed to customers in net sales and includes the costs incurred to transport product to customers as cost of sales. Certain internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $7.3 million in 2007, $6.1 million in 2006 and $5.9 million in 2005.

Advertising Costs

        Advertising costs are expensed in the period in which they are incurred. Advertising expense was $3.8 million in 2007, $3.3 million in 2006 and $2.7 million in 2005.

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

Derivative Instruments and Hedging Activities

        CommScope is exposed to risks resulting from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates. CommScope's risk management strategy includes the use of derivative and non-derivative financial instruments as hedges of these risks, whenever management determines their use to be reasonable and practical. This strategy does not permit the use of derivative financial instruments for trading purposes, nor does it allow for speculation. A hedging instrument may be designated as a net investment hedge to manage exposure to foreign currency risks related to an investment in a foreign subsidiary; a fair value hedge to manage exposure to risks related to a foreign-currency-denominated cash or other account or a firm commitment for the purchase of raw materials or equipment; or a cash flow hedge to manage exposure to risks related to a forecasted purchase of raw materials, variable interest rate payments or a forecasted foreign-currency-denominated sale of product. The use of non-derivative financial instruments in hedging activities is limited to hedging fair value risk related to a foreign-currency-denominated firm commitment or a foreign currency risk related to a net investment in a foreign subsidiary.

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

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        At December 31, 2007 and 2006, the Company had a cross-currency swap designated as a net investment hedge. In December 2007, the Company entered into an interest rate swap designated as a cash flow hedge to mitigate the cash flow effects of interest rate fluctuations on interest expense for its variable-rate debt instruments. See Note 10 for further disclosure related to the derivative instruments and hedging activities.

        The Company also uses derivative instruments such as forward exchange contracts to manage the risk of foreign currency fluctuations. These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2007.

        The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

Foreign Currency Translation

        Approximately 33% of the Company's 2007 sales were to customers located outside the U.S. Although the Company primarily bills customers in foreign countries in U.S. dollars, a portion of these sales were denominated in currencies other than the U.S. dollar, particularly sales from the Company's foreign subsidiaries. The financial position and results of operations of certain of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive income (loss).

        Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of foreign receivables or payables and short-term intercompany advances, were recorded currently in earnings and were not material to the results of the Company's operations during 2007, 2006 or 2005. Foreign currency transaction gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive income (loss).

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Below is a reconciliation of net income and weighted average common shares and potential common shares outstanding for calculating diluted net income per share:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income for basic net income per share	$204,841	$130,133	$49,978
Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	2,516	2,516	2,516

Income available to common shareholders for diluted net income per share	$207,357	$132,649	$52,494

Denominator:
Weighted average number of common shares outstanding for basic net income per share	61,313	58,524	54,828
Effect of dilutive securities:
Employee stock options(a)	1,374	2,054	1,039
Restricted stock, phantom stock and performance units	487	194	24
Convertible senior subordinated debentures	11,500	11,494	11,494

Weighted average number of common and potential common shares outstanding for diluted net income per share	74,674	72,266	67,385

(a)
No options to purchase common shares were excluded from the computation of net income per share, assuming dilution, for the year ended December 31, 2007. Options to purchase approximately 0.6 million and 2.1 million common shares were excluded from the computation of net income per share, assuming dilution, for the years ended December 31, 2006 and 2005, respectively, because they would have been antidilutive. For additional information regarding employee stock options, see Note 13.

Equity-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method to account for its equity-based compensation arrangements. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 13 for the

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

pro forma disclosures required for the year ended December 31, 2005. The adoption of SFAS No. 123(R) did not materially affect the accounting for the equity-based compensation associated with the Company's previously awarded phantom stock or performance units, which was already based on the market price of the stock at date of grant. Under the modified prospective transition method, new and previously granted but unvested equity awards are recognized as compensation expense in the income statement based on the estimated fair value of the award (net of estimated forfeitures) at the grant date, and prior period results are not restated. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The balance previously reflected as deferred equity compensation (a contra-equity account) was eliminated against additional paid-in capital (APIC) upon adoption of SFAS No. 123(R).

        With the adoption of SFAS No. 123(R), the Company changed its method of expense attribution for equity-based compensation for future awards from recognition over the nominal vesting period to recognition over the requisite service period. Compensation expense for equity-based awards granted prior to January 1, 2006 will continue to be recognized over the nominal vesting period. For the years ended December 31, 2007 and 2006, additional pretax compensation expense of $1.2 million and $1.1 million was recognized due to the continued use of the nominal vesting period for awards that were granted prior to January 1, 2006 to retirement-eligible employees.

        The Company records deferred tax assets related to compensation expense for awards that are expected to result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company's statutory tax rate in the jurisdiction in which it expects to receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and actual tax deductions reported on the Company's income tax return are recorded in APIC (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statements of Operations as additional income tax expense (if the deferred tax asset exceeds the tax deduction and no excess APIC exists from previous awards). In determining the amount of excess APIC at the adoption of SFAS No. 123(R), the Company utilized the simplified alternative provided in FASB Staff Position FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" (FSP FAS 123(R)-3).

        Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the benefit of tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. As a result of utilizing the simplified alternative provided under FSP FAS 123(R)-3, $16.7 million and $18.1 million of tax benefits resulting from the exercise of stock options that were vested as of the adoption of SFAS No. 123(R) were classified as financing cash inflows for the years ended December 31, 2007 and 2006.

Use of Estimates in the Preparation of the Financial Statements

        The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company's financial statements include the allowance for doubtful accounts; reserves for sales returns, discounts, allowances, rebates and distributor price protection programs; inventory excess and obsolescence reserves; product warranty reserves; tax valuation allowances and liabilities for unrecognized tax benefits; purchase price allocations; impairment reviews for investments, fixed assets, goodwill and other intangibles; and pension and postretirement benefit costs and liabilities. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

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

        The Company manages its exposures to credit risk associated with accounts receivable using such tools as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management's opinion, as of December 31, 2007, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company's estimates related to doubtful accounts.

        The principal raw materials purchased by CommScope (copper, fabricated aluminum, steel, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as these materials are linked to various commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

Impact of Newly Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" which defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 as of January 1, 2008 on a prospective basis. In February 2008, the FASB issued a one year deferral of the effective date of certain portions of SFAS No. 157 as they apply to most non-financial assets and liabilities in order to address various implementation issues that have been identified. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" which gives companies the option to carry most financial assets or liabilities at fair value, with changes in fair value recorded in earnings. The Company is required to adopt SFAS No. 159 as of January 1, 2008. The Company does not plan to measure any of its existing financial assets or liabilities at fair value under the provisions of SFAS No. 159 and, therefore, does not anticipate any material impact to its results of operations or financial position related to the adoption of this standard.

3.    ACQUISITIONS

Andrew Corporation

        On December 27, 2007, CommScope completed its acquisition of Andrew. The Company acquired Andrew primarily to become a global leader in providing radio frequency subsystem solutions for wireless networks. The acquisition provides CommScope the opportunity to build upon complementary global product offerings and realize operational synergies.

        The total purchase price consisted of approximately $2.3 billion in cash and approximately 5.1 million shares of CommScope common stock, with a value of approximately $255 million. Pursuant to accounting principles generally accepted in the United States of America, the per share value assigned to the stock consideration paid was $49.60, the average of the closing stock price of CommScope common stock on December 24, 2007, the day the final form of the merger consideration was determined and announced, and the two preceding and succeeding trading days. The cash portion of the purchase price was funded primarily through $2.1 billion of borrowings under new senior secured credit facilities (see Note 9). The Company prepared the following preliminary estimate of the fair

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

3.    ACQUISITIONS (Continued)

values assigned to each major asset and liability category of Andrew as of the December 27, 2007 closing date:

As of December 27, 2007 (in millions)
Cash and cash equivalents	165.7
Accounts receivable	591.7
Inventories	382.7
Other current assets	186.7
Property, plant and equipment	303.8
Identifiable intangible assets	976.7
Goodwill	1,056.8
Other noncurrent assets	41.6

Total assets	3,705.7

Accounts payable	284.3
Current employee benefit liabilities	57.8
Other current liabilities	182.8
Current portion of long-term debt	234.2
Long-term debt	11.7
Noncurrent pension and postretirement benefit liabilities	35.9
Noncurrent deferred tax liabilities	297.7
Other noncurrent liabilities	48.5

Total liabilities	1,152.9

Net acquisition cost	2,552.8

        The table below summarizes preliminary valuations of the intangible assets acquired that were determined by management to meet the criteria for recognition apart from goodwill. The values presented below are preliminary estimates and are subject to change as management completes its valuation of the Andrew acquisition.

	Estimated Fair Value	Weighted Average Amortization Period
	(in millions)	(in years)
Customer base	$557.7	7.1
Trade names and trademarks	336.3	23.0
Patents and technologies	81.6	6.6
Other	1.1	3.0

Total amortizable intangible assets	$976.7	12.5

        The identifiable intangible assets were determined by management to have finite lives. The useful lives for the customer base were based on management's forecasts of customer turnover, sales levels

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

3.    ACQUISITIONS (Continued)

with major customers and types of customers. The useful lives for the trade names and trademarks were estimated based on the periods that the trade names and trademarks have been in use and the absence of a definite plan to discontinue their use in the foreseeable future. The useful lives for the patents and technologies were based on review of historical lives of similar products, in conjunction with technology-specific factors and anticipated future trends in the industry as well as the remaining lives of the related patents. The useful life of the other intangible assets was based on management's estimate of the remaining useful life, considering the age of the underlying assets.

        The goodwill arising from the preliminary purchase price allocation is believed to be consistent with Andrew's reputation in the marketplace (which is expected to lead to sales to new customers), synergies expected to be realized from the acquisition and the going concern value of the assembled Andrew business. The goodwill is not expected to be deductible for tax purposes.

        CommScope's consolidated results of operations for the year ended December 31, 2007 do not include the results of operations of Andrew for the period from December 27, 2007 through December 31, 2007 because the results of operations for this period are immaterial to the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. The Andrew amounts included in the pro forma information are based on Andrew's historical results and, therefore, may not be indicative of the actual results when operated as part of CommScope. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

        The following table presents pro forma consolidated results of operations for CommScope for the years ended December 31, 2007 and 2006 as though the acquisition had been completed as of January 1, 2007 and 2006, respectively (in millions, except per share amount):

	Unaudited
	2007	2006
Revenue	$4,149.9	$3,777.5
Net loss	(155.7)	(76.8)
Net loss per share	(2.34)	(1.21)

        These pro forma results reflect pro forma adjustments for net interest expense, depreciation, amortization and related income taxes. No pro forma adjustment has been made to provide a tax benefit for Andrew's actual net losses or to record a reversal of Andrew's existing deferred tax valuation allowances. The 2007 pro forma results include pretax impairment charges of approximately $161 million related to Andrew's historical goodwill and long-lived assets, certain Andrew investments and Andrew's Satellite Communications business. The 2007 pro forma results also include a $45 million pretax charge related to the TruePosition litigation judgment (see Note 16). During 2007 and 2006, Andrew incurred pretax acquisition-related costs of $36 million and $13 million, respectively, that are included in the pro forma results above. The 2006 pro forma results also include the impact of recording a valuation allowance for deferred taxes of $83 million.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

3.    ACQUISITIONS (Continued)

        Net income during 2007 includes certain charges incurred by legacy CommScope that relate directly or indirectly to the acquisition, as listed below on a pretax basis (in millions):

Acquisition-related costs	$1.3
Loss on early extinguishment of debt	1.9

Signal Vision, Inc.

        On May 1, 2007, CommScope acquired substantially all of the assets and assumed certain current liabilities of Signal Vision, Inc., a leading supplier of broadband radio frequency subscriber products, for approximately $19.0 million, of which $17.0 million was paid in cash and the balance is payable within two years. The acquisition is included within the Broadband segment and resulted in net sales of $16.5 million for the year ended December 31, 2007.

        The allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Estimated Fair Value	Amortization Period
	(in millions)	(in years)
Inventory	$4.4
Accounts receivable	2.5
Machinery and equipment	0.1
Intangible assets:
Customer base	5.2	9.7
Trade name	0.7	3.7
Patents and technologies	0.4	10.0
Other	3.0	5.0
Goodwill	3.1
Less: Current liabilities assumed	(0.4)

Total purchase price	$19.0

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

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

3.    ACQUISITIONS (Continued)

        The allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Estimated Fair Value	Amortization Period
	(in millions)	(in years)
Inventory	$4.9
Other current assets	0.3
Machinery and equipment	1.1
Intangible assets:
Customer base	4.0	10.0
Non-compete agreement	1.7	7.0
Other identifiable intangible assets	1.8	10.0

Total purchase price	$13.8

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

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table presents details of the Company's intangible assets other than goodwill and fully amortized assets, including the preliminary allocation of the Andrew purchase price, as of December 31 (in millions):

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base	$579.8	$6.7	$573.1	$16.7	$4.4	$12.3
Trade names and trademarks	338.1	0.3	337.8	1.0	0.1	0.9
Patents and technologies	131.5	18.5	113.0	48.7	13.7	35.0
Other	6.5	1.0	5.5	16.0	13.4	2.6

Total amortizable intangible assets	1,055.9	26.5	1,029.4	82.4	31.6	50.8
Trademarks	13.4	—	13.4	13.2	—	13.2

Total other intangible assets	$1,069.3	$26.5	$1,042.8	$95.6	$31.6	$64.0

        The Company's finite-lived intangible assets are being amortized on a straight-line basis over the weighted-average amortization periods in the following table. The aggregate weighted-average amortization period is 12.3 years.

Weighted-Average Amortization Period
(in years)
Customer base	7.2
Trade names and trademarks	22.9
Patents and technologies	8.2
Other	5.7

        Amortization expense for intangible assets was $8.4 million, $12.8 million and $13.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for the five succeeding years is as follows (in millions):

2008	$114.3
2009	114.3
2010	114.3
2011	113.8
2012	113.4

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table summarizes the allocation of goodwill to legacy CommScope segments and legacy Andrew operating groups. Management intends to re-evaluate reportable segments in 2008 as a result of the acquisition of Andrew and will reallocate goodwill as necessary.

(in millions)
Legacy CommScope Segments
Enterprise	$20.9
Broadband	133.5
Carrier	—
Legacy Andrew Operating Groups
Antenna and Cable Products	760.9
Wireless Network Solutions	295.9

Total	$1,211.2

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

        Effective April 1, 2004, Furukawa made additional equity contributions to OFS BrightWave. Since CommScope elected not to make a corresponding investment in OFS BrightWave, CommScope's ownership percentage in OFS BrightWave was reduced from 18.4% to 9.4%.

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

        This transaction did not affect CommScope's right to receive full payment from OFS BrightWave under the $30 million note due in November 2006, based on its original terms. Primarily due to market

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

5.    OFS BRIGHTWAVE, LLC (Continued)

conditions for optical fiber and because CommScope no longer had an equity ownership interest in OFS BrightWave, CommScope determined that there was an other-than-temporary impairment in the $11.1 million carrying value of this note as of the transaction date and reduced the carrying value of the note to zero. On June 30, 2006, CommScope agreed to accept and received $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave and the note agreement was terminated. The recovery of the OFS BrightWave note receivable resulted in a 2006 pretax gain of $29.8 million ($18.6 million after-tax, or $0.26 per diluted share). CommScope had received quarterly interest payments in accordance with the terms of the note prior to its termination.

6.    RESTRUCTURING CHARGE AND EMPLOYEE TERMINATION BENEFITS

Andrew Restructuring Activity

        As of December 27, 2007, the Company recognized a liability of $34.7 million for restructuring costs in connection with the preliminary purchase price allocation. The liability included $32.5 million of severance and related fringe benefits and $2.2 million of lease termination costs. As integration plans are further developed and finalized, it is expected that there will be further restructuring actions identified and additional liabilities established as adjustments to the allocation of the purchase price.

Legacy CommScope Activity

        The Company began implementing restructuring initiatives in 2005 and 2004. As a result of these initiatives, the Company recognized pretax charges during the years ended December 31, 2007, 2006 and 2005 that affected the operating segments as follows:

	Enterprise Segment	Broadband Segment	Carrier Segment	Total
Year ended December 31, 2007	$637	$278	$87	$1,002
Year ended December 31, 2006	8,563	3,211	804	12,578
Year ended December 31, 2005	33,915	771	3,872	38,558

        In August 2005, CommScope adopted global manufacturing initiatives to reduce costs by improving manufacturing efficiency and to enhance the Company's long-term competitive position. Implementation of these initiatives included shifting significant Enterprise and Broadband segment cable production capacity among CommScope's global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama, in late 2006. As of December 31, 2007, these restructuring initiatives were complete. The

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

6.    RESTRUCTURING CHARGE AND EMPLOYEE TERMINATION BENEFITS (Continued)

activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Equipment Relocation Costs	Asset Impairment Charges	Total
Charge recorded in 2005	$18,042	$2,416	$14,048	$34,506
Cash paid	—	(2,416)	—	(2,416)
Non-cash	(9,955)	—	(14,048)	(24,003)

Balance as of December 31, 2005	8,087	—	—	8,087
Charge recorded in 2006	5,240	7,867	(518)	12,589
Cash paid	(11,817)	(7,867)	1,577	(18,107)
Non-cash	—	—	(1,059)	(1,059)

Balance as of December 31, 2006	1,510	—	—	1,510
Charge recorded in 2007	(181)	1,079	104	1,002
Cash paid	(1,329)	(1,079)	—	(2,408)
Non-cash	—	—	(104)	(104)

Balance as of December 31, 2007	$—	$—	$—	$—

        Employee-related costs included the expected severance costs and related fringe benefits, accrued over the remaining period employees were required to work in order to receive severance benefits. The costs recorded in 2005 also include a $10.0 million non-cash charge for pension and other postretirement benefit curtailment and special termination benefits related to an early retirement offer that was made available to and accepted by 166 employees. During 2007, the balance of the severance pay and related fringe benefits were paid and the immaterial remaining balance of the reserve was released.

        Equipment relocation costs related directly to shifting manufacturing capacity among our global manufacturing facilities and included costs to uninstall, pack, ship and re-install equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs were recognized as the expenses were incurred.

        Asset impairment charges of $14.0 million, pretax, were incurred during the year ended December 31, 2005 related to production equipment that was identified as excess, pending consolidation of certain production operations in other facilities. Gains of $1.6 million were realized during 2006 on the sale of assets that had been previously impaired under the 2005 global manufacturing initiatives. Additional impairment charges of $1.1 million were recognized during 2006 related to a parcel of land that the Company sold and assets abandoned as a result of the closing of the Scottsboro, Alabama facility. During 2006, the Company sold a manufacturing building at the Omaha facility for $10.2 million, realizing an immaterial gain. During 2007, the Company sold a warehouse at the Omaha facility and the Scottsboro facility for net proceeds of approximately $10.5 million, resulting in a net pretax loss of approximately $0.1 million. As of December 31, 2007, assets with a net book value of $4.1 million, which are classified as property, plant and equipment in

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

6.    RESTRUCTURING CHARGE AND EMPLOYEE TERMINATION BENEFITS (Continued)

the Consolidated Balance Sheet are being marketed for sale. Additional net impairment charges or gains may be incurred or realized upon the disposition of these or other excess assets.

7.    ACCOUNTS RECEIVABLE

        During 2002, the Company wrote off $21.4 million of Adelphia Communications Corporation (Adelphia) receivables as a result of Adelphia's Chapter 11 bankruptcy. In October 2003, the Company assigned its trade claims against Adelphia and its affiliates to a third party in exchange for an initial payment of $12.5 million. This assignment of receivables did not meet the criteria set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to recognize the proceeds as a recovery of bad debt expense, due primarily to the existence of a standard recourse provision in the assignment agreement. Therefore, the proceeds were reported in other noncurrent liabilities in the Consolidated Balance Sheets until the validity and ownership of these receivables was determined.

        In December 2005, a final order was issued by the bankruptcy court affirming the validity of the claims that the Company had assigned. As a result, the Company received an additional $0.7 million from the third party and recognized $13.2 million as a reduction of bad debt expense within selling, general and administrative expenses in the Consolidated Statements of Operations.

8.    BALANCE SHEET DETAILS

Short-term Investments

        At December 31, 2007, the Company did not hold any short-term investments. At December 31, 2006, the Company's short-term investments were composed of the following:

Available for sale	$131,868
Held-to-maturity	20,000

$151,868

Inventories

	As of December 31,
	2007	2006
Raw materials	$137,606	$56,888
Work in process	158,721	38,936
Finished goods	252,033	57,772

	$548,360	$153,596

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

8.    BALANCE SHEET DETAILS (Continued)

Property, Plant and Equipment

	As of December 31,
	2007	2006
Land and land improvements	$42,762	$29,447
Buildings and improvements	181,179	119,340
Machinery and equipment	586,356	362,478
Construction in progress	12,023	4,682

	822,320	515,947
Accumulated depreciation	(297,015)	(273,935)

	$525,305	$242,012

        Depreciation expense was $38,786, $40,424, and $44,757 during 2007, 2006 and 2005, respectively. No interest was capitalized during 2007, 2006 and 2005.

Other Current Accrued Liabilities

	As of December 31,
	2007	2006
Compensation and employee benefit liabilities	$118,361	$66,979
Purchase price payable	61,240	—
Litigation reserve	45,300	—
Other	175,043	28,337

	$399,944	$95,316

9.    FINANCING

	As of December 31,
	2007	2006
Seven-year senior secured term loan	$1,350,000	$—
Six-year senior secured term loan	750,000	—
1% convertible senior subordinated debentures	250,000	250,000
3.25% convertible senior subordinated debentures	231,264	—
Other	14,555	—
Four-year senior secured term loan	—	23,300
IDA notes	—	10,800

	2,595,819	284,100
Less current portion	(247,662)	(13,000)

	$2,348,157	$271,100

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

9.    FINANCING (Continued)

Senior Secured Credit Facilities

        In connection with its acquisition of Andrew, on December 27, 2007, the Company entered into senior secured credit facilities aggregating $2.5 billion. The senior secured credit facilities consist of a $1.35 billion term loan that matures on December 27, 2014 (the seven-year senior secured term loan), a $750 million term loan that matures on December 27, 2013 (the six-year senior secured term loan), and a $400 million revolving credit facility that matures on December 27, 2013. In connection with entering into the senior secured credit facilities, the Company incurred costs of approximately $33.8 million, which were capitalized as other assets and are being amortized over the terms of the facilities. The senior secured credit facilities are secured by substantially all of the Company's assets and are guaranteed by all of the Company's active domestic subsidiaries. The seven-year senior secured term loan is required to be repaid in consecutive quarterly installments of $3.375 million beginning March 31, 2008 and on each quarterly payment date thereafter with a final payment of all outstanding principal and interest at maturity on December 27, 2014. The six-year senior secured term loan is required to be repaid in consecutive quarterly installments of $9.375 million from March 31, 2010 to December 31, 2010, $18.750 million from March 31, 2011 to December 31, 2011, $56.250 million from March 31, 2012 to December 31, 2012, and $103.125 million on each quarterly payment date thereafter with a final payment of all outstanding principal and interest on December 27, 2013. As of December 31, 2007, $2.1 billion was outstanding under the term loans and there were no outstanding borrowings under the revolving credit facility. However, availability under the revolving credit facility is reduced by outstanding letters of credit, which totaled $23.2 million as of December 31, 2007.

        Outstanding principal under the seven-year senior secured term loan bears interest at a rate equal to, at the Company's option, either (1) the base rate (which is the higher of the then current Federal Funds rate plus 0.5% or the prime rate most recently announced by Bank of America, N.A., the administrative agent under the senior credit facilities) plus a margin of 1.50% or (2) the adjusted one, two, three or six-month London Interbank Offered Rate (LIBOR) plus a margin of 2.50%. Outstanding principal under the six-year senior secured term loan and the revolving credit facility initially bears interest at a rate equal to, at the Company's option, either (1) the base rate plus a margin of 1.25%, or (2) the adjusted one, two, three or six-month LIBOR plus a margin of 2.25%. The undrawn portion of the revolving credit facility is subject to an unused line fee calculated initially at an annual rate of 0.50%. Beginning with the four-quarter period ending March 31, 2008, pricing of the six-year senior secured term loan, the revolving credit facility and the unused line fee for the revolving credit facility will be determined by reference to a pricing grid based on the Company's consolidated leverage ratio for the four-quarter period then ended. Under the pricing grid, the applicable margins for the six-year senior secured term loan and the revolving credit facility will range from 0.75% to 1.25% for base rate loans and from 1.75% to 2.25% for LIBOR loans, and the unused line fee for the revolving credit facility will range from 0.375% to 0.50%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolving credit facility as in effect from time to time, plus a fronting fee on the undrawn amount thereof at an annual rate of 0.25%.

        The senior secured credit facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, and debt and equity issuances and with excess cash flow, in each case subject to certain conditions. The senior secured credit facilities contain covenants that restrict, among other things, the Company's ability to create liens, incur

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

9.    FINANCING (Continued)

indebtedness and guarantees, make certain investments or acquisitions, merge or consolidate, dispose of assets, pay dividends, repurchase or redeem capital stock and subordinated indebtedness, change the nature of their business, enter into certain transactions with affiliates, and make changes in accounting policies or practices except as required by generally accepted accounting principles. The Company is also required to comply with certain financial covenants, including an interest coverage ratio, a consolidated leverage ratio and a maximum annual capital expenditures covenant. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of December 31, 2007.

        The Company's previous $185 million senior secured credit facility was terminated upon entering into the $2.5 billion senior secured credit facilities on December 27, 2007. The four-year term loan outstanding under the previous $185 million credit facility was repaid in 2007.

Convertible Debentures

1% Convertible Senior Subordinated Debentures

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

        These debentures are convertible into shares of CommScope common stock in the following circumstances: (1) if the closing price of CommScope common stock exceeds 120% of the conversion price then in effect for at least twenty trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, which condition was met for the quarter ended December 31, 2007; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of such period was less than 98% of the product of the closing sale price of CommScope common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures; (3) if the debentures have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

        As of December 31, 2007, the conversion rate of these debentures was 45.977 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events, as more fully explained in the indenture governing the debentures: (1) payment or issuance of common stock as a dividend or distribution on the Company's common stock; (2) the issuance to all holders of common stock of rights, warrants or options to purchase the Company's common stock for a period expiring within 45 days of the record date for such distribution at a price less than the average of the

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

9.    FINANCING (Continued)

closing sale prices for the 10 trading days preceding the declaration date for such distribution; (3) subdivisions, splits or combinations of the Company's common stock; (4) distributions by the Company to all holders of the Company's common stock of shares of the Company's capital stock, evidences of indebtedness, property or assets, including rights, warrants, options and other securities but excluding dividends or distributions covered by clauses (1) or (2) above or any dividend or distribution paid exclusively in cash; provided that in the event that the Company distributes capital stock of, or similar equity interests in, a subsidiary or other business unit of the Company, then the conversion rate will be adjusted based on the market value of the securities so distributed relative to the market value of the Company's common stock, in each case based on the average closing sales prices of those securities (where such closing prices are available) for the 10 trading days commencing on and including the fifth trading day after the date on which "ex-dividend trading" commences for such distribution on the New York Stock Exchange or such other principal national or regional exchange or market on which the securities are then listed or quoted or in the absence of such a quotation, a closing sale price determined by the Company on a basis it considers appropriate; (5) the payment of cash as a dividend or distribution on the Company's common stock, excluding any dividend or distribution in connection with the Company's liquidation, dissolution or winding up; or (6) the Company or any of its subsidiaries makes a payment in respect of a tender offer or exchange offer for the Company's common stock to the extent that the cash and value of any other consideration included in the payment per share of the Company's common stock exceeds the closing sale price per share of the Company's common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to such tender or exchange offer.

        To the extent that any future shareholder rights plan adopted by the Company is in effect upon conversion of the debentures into common stock, holders of the debentures will receive, in addition to the common stock, the rights under the rights plan unless the rights have separated from the common stock at the time of conversion, in which case the conversion rate will be adjusted as if the Company distributed to all holders of its common stock, shares of its capital stock, evidences of indebtedness, property or assets as described in clause (4) above, subject to readjustment in the event of the expiration, termination or redemption of such rights.

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

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

9.    FINANCING (Continued)

3.25% Convertible Senior Subordinated Debentures

        In connection with the acquisition of Andrew, the Company assumed the outstanding balance of Andrew's 3.25% convertible debentures. As a result of the acquisition, the debentures became convertible into merger consideration of $986.15 of cash and 2.304159 shares of CommScope common stock for each $1,000 in face value of the debentures. The $210.5 million outstanding face value of the debentures was recorded as $231.3 million on the Consolidated Balance Sheet as of December 31, 2007, reflecting the fair value of the merger consideration. As of February 15, 2008, the holders of substantially all of the outstanding debentures had converted the debentures and received merger consideration aggregating $207.5 million of cash and 484,736 shares of CommScope common stock.

Other Matters

        In January 1995, CommScope entered into a $10.8 million unsecured loan agreement in connection with the issuance of notes by the Alabama State Industrial Development Authority (the IDA Notes). These notes were redeemed on May 1, 2007.

        Several of the Company's foreign subsidiaries maintain credit agreements. The total availability under these foreign credit agreements was $122 million, none of which was outstanding as of December 31, 2007.

        The following table summarizes scheduled maturities of long-term debt (in millions).

	2008	2009	2010	2011	2012	Thereafter
Scheduled maturities of long-term debt	$247.6	$16.1	$53.2	$90.7	$240.5	$1,947.7

        The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 6.23% and 2.68% at December 31, 2007 and 2006, respectively.

10.    DERIVATIVES AND HEDGING ACTIVITIES

        In December 2007, the Company entered into an interest rate swap agreement to hedge against the variability of forecasted interest payments attributable to changes in interest rates on a portion of the term loans issued under the new senior secured credit facilities. Through this swap, the Company fixed the following notional amounts at 4.1275%: $1.5 billion from December 27, 2007 through December 31, 2008; $1.3 billion from January 1, 2009 through December 31, 2009; $1.0 billion from January 1, 2010 through December 31, 2010; and $400 million from January 1, 2011 through December 31, 2011. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was effective at December 31, 2007 and is expected to continue to be effective for the duration of the swap agreement, resulting in no significant anticipated hedge ineffectiveness. The fair value of the interest rate swap, reflected in other noncurrent liabilities, was $4.5 million as of December 31, 2007.

        As of December 31, 2007 and 2006, the Company had a cross currency swap of U.S. dollars for euros with a notional amount of $14 million. During the first nine months of 2005, the cross currency swap was designated as a hedge of the Company's net investment in its Belgian subsidiary to reduce

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

10.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

the volatility in stockholders' equity caused by changes in euro exchange rates. Beginning October 1, 2005, portions of the hedging instrument were designated as hedges against fluctuations in the fair value of certain of the Company's euro-denominated assets. Pretax gains (losses) of $(0.7) million, $(0.3) million and $0.1 million on the portion designated as a fair value hedge are reflected in the Company's Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005, respectively. The designations of the hedging instrument were effective as of December 31, 2007 and 2006, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The agreement matures on December 1, 2009. The fair value of the hedging instrument, reflected in other noncurrent liabilities, was $8.7 million and $7.1 million as of December 31, 2007 and 2006, respectively.

        There were no reclassifications from accumulated other comprehensive income (loss) to earnings related to derivative and hedging activities during the years ended December 31, 2007, 2006 and 2005. Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Accumulated net loss on derivative instruments, beginning of year	$(5,201)	$(4,274)	$(5,716)
Gain (loss) on cross currency swap designated as a net investment hedge, net of taxes	(807)	(927)	1,442
Gain (loss) on interest rate swap designated as a cash flow hedge, net of taxes	(2,841)	—	—

Accumulated net loss on derivative instruments, end of year	$(8,849)	$(5,201)	$(4,274)

11.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

        The Company sponsors defined contribution retirement savings plans that allow employees of certain subsidiaries to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service. The Company matches a percentage of the employee contributions up to certain limits. The Company contributed $10.7 million in 2007, $10.2 million in 2006 and $8.1 million in 2005 to these retirement savings plans, of which $4.1 million in 2005 was discretionary.

        The Company also maintains a noncontributory unfunded defined contribution pension plan (the Restated SERP) for certain active and retired key executives. The Company is not required to make any payments until the participant is eligible to receive retirement benefits under the Plan. During 2007, 2006 and 2005, the Company recognized pretax costs of $1.5 million, $1.2 million and $1.1 million, respectively, representing additional accrued benefits and interest credited under the Restated SERP. Benefit payments to retirees were $0.9 million, $0.3 million and $0.1 million in 2007,

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

11.    EMPLOYEE BENEFIT PLANS (Continued)

2006 and 2005, respectively. The accrued liability, included in other noncurrent liabilities, was approximately $9.3 million and $8.7 million as of December 31, 2007 and 2006, respectively.

Pension and Other Postretirement Benefit Plans

        The Company sponsors defined benefit pension plans covering represented employees and certain domestic and foreign employees. Included in the defined benefit pension plans are both funded and unfunded plans and contributory and noncontributory plans. The Company also sponsors postretirement health care and life insurance benefit plans that provide benefits to certain represented employees and certain full-time employees who retire from the Company. The health care plans contain various cost-sharing features such as participant contributions, deductibles, coinsurance and caps, with Medicare as the primary provider of health care benefits for eligible retirees. The accounting for the health care plans anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to maintain a consistent level of cost sharing with retirees. The Company recognizes the cost of providing and maintaining postretirement benefits during employees' expected active service periods.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes information for the defined benefit pension and postretirement benefit plans. The Company uses a December 31 measurement date for its plans.

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$128,924	$130,950	$92,311	$94,673
Service cost	3,248	3,286	4,170	4,553
Interest cost	7,320	6,760	5,143	5,067
Plan participants' contributions	204	173	348	220
Actuarial (gain) loss	(7,303)	(3,103)	(17,643)	(10,285)
Plan amendments	—	(5,928)	—	(554)
Acquisition of Andrew	121,573	—	14,798	—
Benefits paid	(5,465)	(4,468)	(2,004)	(1,368)
Translation loss and other	1,297	1,254	—	5

Benefit obligation at end of year	$249,798	$128,924	$97,123	$92,311

Change in plan assets:
Fair value of plan assets at beginning of year	$120,555	$95,405	$9,379	$8,742
Employer and plan participant contributions	6,103	15,216	1,827	1,192
Return on plan assets	4,774	13,405	508	813
Acquisition of Andrew	98,930	—	—	—
Benefits paid	(5,465)	(4,468)	(2,004)	(1,368)
Translation gain and other	1,128	997	—	—

Fair value of plan assets at end of year	$226,025	$120,555	$9,710	$9,379

Funded status (benefit obligation in excess of fair value of plan assets)	$23,773	$8,369	$87,413	$82,932

        As of December 31, 2007, the current and noncurrent portions of pension and postretirement benefit liabilities were $2,911 and $108,275, respectively. As of December 31, 2006, the current and noncurrent portions of pension and postretirement benefit liabilities were $1,306 and $89,995, respectively.

        The accumulated benefit obligation for all of the Company's defined benefit pension plans was $210,952 and $123,952 as of December 31, 2007 and 2006, respectively. The following table summarizes information for the Company's pension plans with an accumulated benefit obligation in excess of plan assets.

	December 31, 2007	December 31, 2006
Projected benefit obligation	$3,826	$116,138
Accumulated benefit obligation	3,826	115,671
Fair value of plan assets	—	109,733

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes pretax amounts included in accumulated other comprehensive income for the years ended December 31, 2007 and 2006.

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Unrecognized net actuarial gain (loss)	$8,193	$5,154	$12,593	$(4,906)
Unrecognized prior service credit	4,386	5,157	382	468
Unrecognized transition obligation	(323)	(347)	—	—

Total	$12,256	$9,964	$12,975	$(4,438)

        Net periodic benefit cost and other amounts included in other comprehensive income for the defined benefit pension and postretirement benefit plans consisted of the following components:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$3,248	$3,286	$3,927	$4,170	$4,553	$4,200
Interest cost	7,320	6,760	6,257	5,143	5,067	4,460
Recognized actuarial (gain) loss	—	57	—	(65)	567	(11)
Amortization of transition obligation	56	40	41	—	—	—
Amortization of prior service credit	(771)	(771)	—	(86)	(86)	—
Curtailment loss and special termination benefits	—	—	9,600	—	—	355
Return on plan assets	(9,094)	(8,005)	(6,299)	(587)	(557)	(527)

Net periodic benefit cost	$759	$1,367	$13,526	$8,575	$9,544	$8,477

Changes in plan assets and benefit obligations included in other comprehensive income:
Change in unrecognized net actuarial (gain) loss	(3,039)			(17,499)
Change in unrecognized prior service credit	771			86
Change in unrecognized transition obligation	(24)			—

Total included in other comprehensive income	$(2,292)			$(17,413)

Total recognized in net periodic benefit cost and included in other comprehensive income	$(1,533)			$(8,838)

        The 2005 curtailment loss and special termination benefits included in net periodic benefit costs resulted from an early retirement offer that was made in conjunction with our global manufacturing

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

11.    EMPLOYEE BENEFIT PLANS (Continued)

restructuring initiatives (see Note 6). The cost related to other postretirement benefits is net of the reduction in unrecognized actuarial gains that existed at the time the curtailment was recognized.

        Amortization of amounts included in accumulated other comprehensive income as of December 31, 2007 is expected to increase (decrease) net periodic benefit cost during 2008 as follows:

	Pension Benefits	Other Postretirement Benefits	Total
Amortization of net gain	$—	$(494)	$(494)
Amortization of prior service credit	(771)	(86)	(857)
Amortization of transition obligation	48	—	48

Total	$(723)	$(580)	$(1,303)

Assumptions

        Significant assumptions in determining benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine:
Benefit obligations:
Discount rate	5.90%	5.70%	5.40%	6.40%	5.80%	5.50%
Rate of compensation increase	4.25%	4.40%	4.40%	4.50%	4.50%	4.50%
Net periodic benefit cost:
Discount rate	5.70%	5.40%	5.70%	5.80%	5.50%	5.75%
Rate of return on plan assets	7.90%	7.80%	7.75%	6.30%	6.25%	6.10%
Rate of compensation increase	4.40%	4.40%	4.40%	4.50%	4.25%	4.25%

	2007	2006
Health care cost trend rate assumed for next year	8.3%	8.7%
Ultimate rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

        The Company considered the available yields on high-quality fixed-income investments with maturities corresponding to the Company's expected benefit obligations to determine the discount rates at each measurement date.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of and for the year ended December 31, 2007 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic benefit cost	$2.1	$(1.6)
Effect on postretirement benefit obligation	14.4	(11.6)

Plan Assets

        In developing the expected rate of return on plan assets, the Company considered the expected long-term rate of return of each individual asset class. Expected return on plan assets is based on the market related value of the assets. Substantially all of the pension assets and certain of the other postretirement assets are managed by an independent investment advisor with an objective of maximizing return, subject to assuming a prudent level of risk. The majority of such assets are currently invested with a target allocation of 70% equity securities and 30% fixed income instruments.

        The Company's weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Asset category:
Equity securities	68%	71%	39%	40%
Debt securities	28	27	61	60
Other	4	2	—	—

Total	100%	100%	100%	100%

Expected Cash Flows

        The Company expects to contribute $11.2 million to the defined benefit pension plans and $4.7 million to the postretirement benefit plans during 2008.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes projected benefit payments from pension and postretirement benefit plans through 2017, including benefits attributable to estimated future service, and projected receipts from the Medicare Part D subsidy (in millions).

		Other Postretirement Benefits
	Pension Benefits	Without Medicare Subsidy	Medicare Subsidy
2008	$7.6	$4.7	$(0.1)
2009	8.4	4.9	(0.1)
2010	9.3	5.2	(0.1)
2011	10.9	5.7	(0.1)
2012	10.8	5.9	(0.1)
2013-2017	64.1	32.8	(1.3)

12.    INCOME TAXES

        Income before income taxes, including the effect of the 2006 OFS BrightWave transaction, includes the results from domestic and international operations as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. companies	$228,589	$167,703	$49,580
Non-U.S. companies	70,470	25,792	21,507

Income before income taxes	$299,059	$193,495	$71,087

        The components of the income tax provision (benefit), including the effect of the 2006 OFS BrightWave transaction, were as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$87,381	$51,335	$20,294
Foreign	8,141	3,268	4,134
State	10,172	868	3,488

Current income tax provision	105,694	55,471	27,916

Deferred:
Federal	(10,192)	9,608	(2,592)
Foreign	(233)	72	(2,409)
State	(1,051)	(1,789)	(1,806)

Deferred income tax provision (benefit)	(11,476)	7,891	(6,807)

Total income tax provision	$94,218	$63,362	$21,109

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

12.    INCOME TAXES (Continued)

        The reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate was as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	1.5	1.7	1.0
Export sales benefit	—	(0.2)	(2.3)
Permanent items and other	(0.8)	(1.2)	(0.9)
Federal and state tax credits	(0.7)	(0.6)	(1.8)
Income tax uncertainties	1.2	1.1	2.5
Foreign tax credits	(0.9)	(0.8)	(2.6)
Foreign tax rate differential	(5.8)	(2.9)	(5.4)
Sub-Part F income tax	2.0	1.6	4.0
Change in valuation allowance	—	(1.0)	0.2

Effective income tax rate	31.5%	32.7%	29.7%

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

12.    INCOME TAXES (Continued)

        The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Accounts receivable, inventory reserves and warranty reserves	$43,609	$14,598
Employee benefits	15,563	7,347
Postretirement benefits	42,642	34,976
Litigation reserves	17,035	—
Restructuring accruals	5,599	31
Foreign net operating loss carryforwards	47,652	20,611
Derivative hedging instruments	5,583	3,053
Federal net operating loss carryforwards	56,571	—
Federal tax credit carryforward	66,990	453
State net operating loss and tax credit carryforwards	19,342	3,751
Transaction costs	4,215	—
Equity-based compensation	5,130	1,609
Other	21,631	4,687

Total deferred tax assets	351,562	91,116
Valuation allowance	(74,146)	(20,651)

Total deferred tax assets, net of valuation allowance	277,416	70,465
Deferred tax liabilities:
Goodwill and intangible assets	(375,958)	(19,142)
Property, plant and equipment	(41,789)	(11,274)
Inventory	(13,318)	—
Other	(8,522)	—

Total deferred tax liabilities	(439,587)	(30,416)

Net deferred tax asset (liability)	$(162,171)	$40,049

Deferred taxes as recorded on the balance sheet:
Current deferred tax asset	$106,476	$24,556
Noncurrent deferred tax asset (liability)	(268,647)	15,493

Net deferred tax asset (liability)	$(162,171)	$40,049

        Deferred tax assets as of December 31, 2007 include $56.6 million of tax benefits associated with federal net operating loss carryforwards, all of which were acquired in connection with the Company's acquisition of Andrew. These net operating loss carryforwards begin to expire in 2018. No valuation allowance has been established against this deferred tax asset.

        During 2007, the Company realized $0.5 million of foreign tax credit carryforwards. The deferred tax asset for federal tax credit carryforwards as of December 31, 2007 includes foreign tax credit

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

12.    INCOME TAXES (Continued)

carryforwards of $39.8 million, which will begin to expire in 2008, research tax credit carryforwards of $25.1 million, which will begin to expire in 2008, and alternative minimum tax credit carryforwards of $2.1 million with no expiration. All of the tax credit carryforwards as of December 31, 2007 were acquired in the Andrew acquisition. A valuation allowance of $5.2 million has been established against this deferred tax asset because the available evidence indicates that it is more likely than not that the Company will not realize a portion of these tax credit carryforwards prior to expiration.

        During 2007, the Company realized $0.8 million (net of federal tax impact) of state income tax benefits from state net operating loss carryforwards and state credit carryforwards. The deferred tax asset for state net operating loss and tax credit carryforwards as of December 31, 2007 includes tax benefits (net of federal tax impact) of $16.0 million associated with state net operating loss carryforwards, which begin to expire in 2008, and tax benefits (net of federal tax impact) of $3.4 million associated with state tax credit carryforwards, which will begin to expire in 2011. Substantially all of the state net operating loss carryforwards and $0.5 million of the state tax credit carryforwards were acquired in the Andrew acquisition. A valuation allowance of $13.8 million has been established against this deferred tax asset because the available evidence indicates that it is more likely than not that the Company will not realize a portion of these net operating loss carryforwards prior to expiration.

        Deferred tax assets as of December 31, 2007 include $47.7 million of tax benefits associated with foreign net operating loss carryforwards, $31.5 million of which were acquired in the Andrew acquisition. These net operating loss carryforwards begin to expire in 2008 and some are subject to local restrictions limiting their utilization. Valuation allowances related to these foreign net operating loss carryforwards and certain other foreign deferred tax assets of $51.5 million ($35.3 million acquired in the Andrew acquisition) and $20.6 million as of December 31, 2007 and 2006, respectively, have been established because the available evidence indicates that it is more likely than not that the Company will not realize a portion of these net operating loss carryforwards and deferred tax assets.

        In addition to the valuation allowances detailed above, the Company has also established a valuation allowance of $3.6 million against its deferred tax asset for certain transaction costs which the available evidence indicates that it is more likely than not that the Company will not realize these deferred tax benefits. The portion of the Company's valuation allowances established in the preliminary purchase price allocation for the Andrew acquisition was $58.0 million.

        The Company adopted the provisions of FIN 48 as of January 1, 2007, resulting in a $4.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to opening retained earnings. In addition, the Company reduced a long-term deferred tax asset by $4.0 million with an offsetting reduction to opening retained earning of $1.9 million and an increase of $2.1 million to long-lived assets as a purchase accounting adjustment related to the 2004 acquisition of

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

12.    INCOME TAXES (Continued)

Connectivity Solutions. The activity within the liability for unrecognized tax benefits under FIN 48 during 2007 was as follows:

Balance as of January 1, 2007	$11,350
Increases related to prior periods	3,061
Decreases related prior periods	(310)
Increases related current periods	1,637
Decreases related to settlement with taxing authorities	(2,249)
Decreases related to lapse in statute of limitations	(58)
Increase related to Andrew acquisition	47,823

Balance as of December 31, 2007	$61,254

        The Company's liability for unrecognized tax benefits of $61.3 million includes $13.4 million that, if recognized, would favorably affect the effective tax rate in future periods.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company had accrued approximately $6.7 million for the payment of interest and penalties of which $1.4 million was accrued through the income tax provision for the year ended December 31, 2007. An additional $1.7 million of interest and penalties accrued at December 31, 2007 was related to the Andrew acquisition.

        The Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $9.0 to $12.0 million in the next twelve months as a result of the completion and settlement of audits in various jurisdictions. The tax positions principally relate to R&D tax credits, intellectual property valuation, non-U.S. transfer pricing adjustments and intangible holding company issues. In the opinion of management, the Company has adequate reserves with respect to these issues.

        The Company files a consolidated U.S. federal income tax return as well as consolidated or individual subsidiary returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 1997. The Internal Revenue Service (IRS) commenced an examination of the Company's 2004 and 2005 income tax returns in 2006 that is expected to be completed during 2008. As of December 31, 2007, the IRS has proposed certain significant adjustments to the Company's R&D tax credit positions related to years prior to 2004. The Company is currently protesting these proposed adjustments and expects an agreement will be reached during 2008. All other major jurisdictions where the Company maintains a significant presence are currently not pursuing examination.

        The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. income taxes have been provided was $730.1 million as of December 31, 2007. Although the Company does not currently intend to repatriate these earnings from foreign subsidiaries, foreign tax credits may be available to reduce U.S. taxes in the event of such repatriation.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

12.    INCOME TAXES (Continued)

        The following table presents income tax expense (benefit) related to other comprehensive income.

	Year Ended December 31,
	2007	2006	2005
Gain (loss) on derivative financial instruments	$(2,142)	$(544)	$848
Foreign currency transaction gain on long-term intercompany loans—foreign subsidiaries	2,144	—	—
Defined benefit plans	6,046	—	—

	$6,048	$(544)	$848

13.    EQUITY-BASED COMPENSATION PLANS

        On May 5, 2006, the stockholders of the Company approved the 2006 Long Term Incentive Plan (the 2006 Plan), authorizing 2.3 million shares for issuance, of which no more than 1.5 million shares may be full value awards (stock, restricted stock, restricted stock units or performance awards, as defined). Awards under the 2006 Plan may include stock, stock options, restricted stock, restricted stock units, performance units, performance share units, performance-based restricted stock, stock appreciation rights and dividend equivalent rights for employees and non-employee directors of the Company. Approval of the 2006 Plan canceled all shares authorized but not issued under the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the 1997 Plan). Awards granted prior to May 5, 2006 remain subject to the provisions of the 1997 Plan. As of December 31, 2007, approximately 1.7 million shares were available for future grants under the 2006 Plan, of which 1.0 million may be full value awards.

        In connection with the acquisition of Andrew, the Company filed a Registration Statement on Form S-8 to register approximately 1.9 million shares of CommScope common stock to be issued under plans previously authorized by Andrew shareholders (the Andrew Plans). Of the approximately 1.9 million shares registered, no more than approximately 0.7 million may be full value awards. As of December 31, 2007, approximately 1.0 million shares were available for future grants under the Andrew Plans, of which 0.7 million may be full value awards.

        As discussed in Note 2, effective January 1, 2006, the Company adopted SFAS No. 123(R), which requires the fair value of equity-based compensation to be recognized in earnings over the requisite service period. The following table summarizes the impact of equity-based compensation expense

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

13.    EQUITY-BASED COMPENSATION PLANS (Continued)

recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Cost of sales	$2,442	$1,455
Selling, general and administrative expense	6,781	2,942
Research and development expense	1,010	512

Equity-based compensation expense before taxes	10,233	4,909
Related income tax benefits	(3,332)	(1,635)

Equity-based compensation expense, net of taxes	$6,901	$3,274

        As of December 31, 2007, $11.8 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a remaining weighted average period of 1.3 years. The Company's annual equity-based compensation grant, which has typically occurred in December, was delayed until January 2008, after the close of the Andrew acquisition. There were no significant capitalized equity-based compensation costs at December 31, 2007.

Stock Options

        Stock options are awards that allow the recipient to purchase shares of the Company's common stock at a fixed price. Stock options are granted at an exercise price equal to or greater than the Company's stock price at the date of grant. These awards generally vest one-third per year over the three years following the grant date and have a contractual term of ten years.

        The following tables summarize the Company's stock option activity and information about stock options outstanding at December 31, 2007 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2006	4,742	$18.47
Granted	—
Issued in connection with Andrew acquisition	849	$59.61	$7.96
Exercised	(1,993)	$17.78
Expired or forfeited	(13)	$60.36	$5.23

Outstanding and expected to vest at December 31, 2007	3,585	$28.45		$84,604

Exercisable at December 31, 2007	3,391	$28.63		$79,951

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

13.    EQUITY-BASED COMPENSATION PLANS (Continued)

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $48.4 million, $52.3 million and $9.6 million, respectively. All of the non-vested options at December 31, 2007 are expected to vest as they are primarily held by officers and directors. The exercise prices of outstanding options at December 31, 2007 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in Years)		(in thousands)
$7.43 to $16.50	1,264	5.0	$13.06	1,244	$13.04
$16.51 to $24.00	1,000	5.7	$18.53	935	$18.43
$24.01 to $49.21	677	4.9	$37.06	568	$38.34
$49.22 to $90.16	644	2.9	$65.00	644	$65.00

$7.43 to $90.16	3,585	4.8	$28.45	3,391	$28.63

        The weighted average remaining contractual life of exercisable options at December 31, 2007 was 4.6 years.

        The Company's pro forma disclosures of net earnings for periods prior to the adoption of SFAS No. 123(R) were determined under a fair value method as prescribed by SFAS No. 123. Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free rate and the Company's projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123 or SFAS No. 123(R).

        The fair value of stock option awards (including stock options issued in conjunction with the Andrew acquisition) was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Valuation assumptions:
Expected option term (years)	1.5	5.0	4.7
Expected volatility	44.6%	45.0%	44.0%
Expected dividend yield	—	—	—
Risk-free interest rate	3.39%	4.60%	4.20%
Weighted average fair value per option	$7.96	$13.66	$7.85

        Had the Company accounted for equity-based compensation plans using the fair value based accounting method described by SFAS No. 123 for periods prior to 2006, the Company's basic and

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

13.    EQUITY-BASED COMPENSATION PLANS (Continued)

diluted net income per share for the year ended December 31, 2005, would have been as follows (in thousands, except per share data):

Net income, as reported	$49,978
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	12,684

Pro forma net income for basic net income per share	37,294
Add: Effect of assumed conversion of 1% convertible senior subordinated debentures due 2024	2,516

Pro forma net income for diluted net income per share	$39,810

Net income per share:
Basic—as reported	$0.91
Basic—pro forma.	$0.68
Diluted—as reported	$0.78
Diluted—pro forma	$0.59

        On August 10, 2005, the Compensation Committee of the Company's Board of Directors amended certain stock option agreements with employees to accelerate the vesting of certain outstanding unvested stock options. Unvested options to purchase 2.1 million shares with an average exercise price of $17.54 per share became exercisable as a result of the vesting acceleration. The intrinsic value of the stock options on the acceleration date was $2.6 million. Pro forma net income in the table above includes $5.9 million, net of tax, of additional compensation expense determined under the fair value-based method as a result of the accelerated vesting of stock options. The Company recognized no compensation expense associated with these options during the years ended December 31, 2007 and 2006 as a result of the accelerated vesting in 2005. Had these options not been accelerated, the Company would have recognized an additional $2.9 million and $6.5 million in pretax compensation expense for the years ended December 31, 2007 and 2006, respectively.

Performance Share Units

        Performance Share Units issued under the 2006 Plan or Performance Units issued under the 1997 Plan (collectively PSUs) are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets. Such awards vest and shares are issued after three years if the performance targets are met. The fair value of each PSU is determined on the date of grant, based on the Company's stock price and the likelihood that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probable achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the targets specified in the grants.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

13.    EQUITY-BASED COMPENSATION PLANS (Continued)

        The following table summarizes the PSU activity for the year ended December 31, 2007 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2006	449	$23.26
Granted	—
Additional PSUs granted related to 2007 performance	70	$30.42
Forfeited	(5)	$23.71

Outstanding and non-vested at December 31, 2007	514	$24.29

Restricted Stock Units

        Restricted Stock Unit Awards issued under the 2006 Plan or Phantom Stock Awards issued under the 1997 Plan (collectively RSUs) entitle the holder to shares of common stock after a three-year vesting period. The fair value of the awards is determined on the grant date based on the Company's stock price.

        The following table summarizes the RSU activity for the year ended December 31, 2007 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2006	503	$24.78
Granted	17	$45.54
Forfeited	(25)	$25.72

Outstanding and non-vested at December 31, 2007	495	$25.43

14.    SUPPLEMENTAL CASH FLOW INFORMATION

	As of December 31,
	2007	2006	2005
Cash paid during the year for:
Income taxes	$89,153	$47,362	$22,141
Interest	4,707	5,980	6,186
Noncash investing and financing activities:
Fair value of CommScope, Inc. common stock issued as partial consideration for Andrew acquisition	$255,045	$—	$—

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

15.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist primarily of cash and cash equivalents, investments classified as short-term or noncurrent, trade receivables, trade payables, debt instruments, a cross currency swap contract and an interest rate swap agreement (see Note 10). For cash and cash equivalents, short-term investments classified as available for sale, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2007 and 2006 were considered representative of their fair values due to their short terms to maturity. The fair value of the Company's senior secured term loans, 1% convertible debentures (see Note 9) and short-term investments classified as held-to-maturity was based on quoted market prices. The fair value of the 3.25% convertible debentures assumed in the Andrew acquisition was based on the value of merger consideration those noteholders were entitled to receive (see Note 9). The fair value of the Company's cross currency swap contract was based on the net present value of the difference between the expected future U.S. dollar cash flows and the expected future euro cash flows. The fair value of the Company's interest rate swap agreement was based on the net present value of the difference between the expected future fixed rate interest payments and variable rate interest payments. The fair value of the auction rate securities classified as other noncurrent assets (see Note 2) was based on a broker quote.

        The carrying amounts and estimated fair values of the Company's convertible debentures, cross currency swap, interest rate swap, short-term investments classified as held-to-maturity and auction rate securities classified as other noncurrent assets as of December 31, 2007 and 2006, are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Seven-year senior secured term loan	$1,350,000	$1,289,000	$—	$—
Six-year senior secured term loan	750,000	705,000	—	—
1% convertible debentures	250,000	570,725	250,000	370,300
3.25% convertible debentures	231,264	231,453	—	—
Cross currency swap	8,712	8,712	7,148	7,148
Interest rate swap	4,510	4,510	—	—
Short-term investments classified as held-to-maturity	—	—	20,000	19,997
Auction rate securities classified as other noncurrent assets	5,214	5,214	—	—

        The fair value estimates presented above are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

16.    COMMITMENTS AND CONTINGENCIES

        CommScope leases certain equipment and facilities under operating leases expiring at various dates through 2019. Rent expense was $10.6 million in 2007, $11.8 million in 2006 and $11.5 million in 2005. Future minimum rental payments required under operating leases and capital leases having a remaining term in excess of one year at December 31, 2007 are as follows:

	Operating Leases	Capital Leases
2008	$35,484	$681
2009	28,989	569
2010	22,953	532
2011	18,161	493
2012	15,867	143
Thereafter	75,312	—

Total minimum lease payments	196,766	2,418
Less: Amount representing interest	—	(285)

	$196,766	$2,133

        Product warranty reserves are reflected in other current accrued liabilities. The following table summarizes the activity for the years ended December 31, 2007, 2006 and 2005 related to the warranty reserves.

	2007	2006	2005
Reserve at beginning of year	$2,090	$2,035	$1,531
Provision for warranties	3,754	194	808
Acquisition of Andrew	24,677	—	—
Payments	(1,338)	(139)	(304)

Reserve at end of year	$29,183	$2,090	$2,035

Legal Proceedings

        On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging that Andrew's sale of certain mobile location products to a customer located in the Middle East infringed a TruePosition patent. Mobile location systems installed in wireless networks are used to determine the position of mobile devices. The complaint sought, among other things, injunctive relief and unspecified monetary damages.

        On September 14, 2007, a jury ruled in favor of TruePosition, finding that Andrew had willfully infringed a single TruePosition patent in providing a mobile location system to the customer, and the jury awarded $45.3 million in damages to TruePosition. The Company believes the verdict is in error and is seeking to have it reversed. The jury's verdict, including the damage award, is subject to the outcome of various post-verdict motions that the Company is currently pursuing. In addition, the judge presiding over the case has not ruled on various equitable claims that Andrew presented to the judge as part of the post-trial submissions. In the event that the Company is unsuccessful in having the verdict set aside by the trial court, it intends to appeal.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

16.    COMMITMENTS AND CONTINGENCIES (Continued)

        On October 1, 2007, TruePosition filed a motion seeking a permanent injunction and a motion seeking to increase the damages awarded, up to trebling the amount as well as the fees and expenses of its counsel. TruePosition may also seek to recover interest on the judgment. However, the Company believes the damages awarded are inappropriate, as would be any increase, any award of interest, fees or expenses or the issuance of an injunction.

        As a result of the jury verdict in the case, a $45.3 million liability is included in other accrued liabilities as of December 31, 2007, which was the Company's estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, the Company is not currently able to assess the likelihood or magnitude of such potential losses.

        At issue in the litigation with TruePosition is a patent that TruePosition argued was infringed by an Andrew U-TDOA mobile location system that is being deployed under multiple phases with the customer. Andrew was awarded the initial two phases with this customer for an expanded deployment of this strategic project which, when completed, will cover approximately a thousand cell sites. There are additional phases, not all of which have been awarded by the customer, for approximately two thousand additional cell sites. The jury verdict includes claims related to all such cell sites, including those already installed and those to be installed. The patent at issue relates only to certain implementations using U-TDOA technology. As a result, other customer installations and projects that use different mobile location technologies are not impacted.

        CommScope reached an agreement with the U.S. Department of Justice (DOJ) on December 6, 2007 that allowed it to complete its acquisition of Andrew. Under the terms of an agreed form of final judgment, which was filed December 6, 2007 in U.S. District Court for the District of Columbia, CommScope is required to divest certain non-core assets, including Andrew's non-controlling minority interest in Andes Industries, Inc., a supplier of last-mile products for broadband communications networks, and other related assets. This agreed form of final judgment is subject to the Court's approval. The carrying value of the assets to be divested was less than $15 million as of December 31, 2007. The Company is actively engaged in the process of working toward divestiture of these assets. Any divestiture is subject to the DOJ's approval.

        CommScope is also either a plaintiff or a defendant in other pending legal matters in the normal course of business; however, management believes none of these legal matters, other than that discussed above, will have a materially adverse effect on the Company's financial position or results of operations upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company's financial condition or results of operations.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

17.    INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

        The Company defines its reportable segments by major product category, which is consistent with the manner in which the business is managed. Prior to the acquisition of Andrew on December 27, 2007, the Company's reportable segments, which are referred to herein as legacy CommScope segments, were Enterprise, Broadband and Carrier. Andrew's reportable segments prior to the acquisition (legacy Andrew segments) were reported in two operating groups: Antenna and Cable Products and Wireless Network Solutions. Management will re-evaluate its reportable segments in 2008 to reflect the manner in which the merged businesses are managed.

Legacy CommScope Segments

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

        The Carrier segment consists of secure environmental enclosures for electronic devices and equipment, cables and components used by wireless providers to connect antennae to transmitters and connectivity solutions for telephone central offices. These products are primarily used by telecommunications service providers or "carriers."

Legacy Andrew Operating Groups

        The Antenna and Cable Products (ACP) operating group includes a diverse product offering of primarily passive transmission devices for the wireless infrastructure market including base station antennas, connectors, coaxial cable and microwave antennas. Also, included in the ACP operating group is Satellite Communications. As of January 31, 2008, Andrew's Satellite Communications segment was sold to Resilience Capital Partners for $8.5 million in cash and a $2.5 million note that will mature in 39 months. The former Satellite Communications segment will operate as an independent company under the name ASC Signal Corporation. The Company expects to receive an additional $2.5 million note upon completion of certain manufacturing asset transfers to ASC Signal. The company also may receive up to an additional $25 million in cash after three years, based upon ASC Signal's achievement of certain financial targets.

        The Wireless Network Solutions operating group includes a variety of active electronic devices and services including geolocation products, network optimization analysis systems, base station subsystems, and engineering and consulting services as well as wireless innovations products that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways and airports.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

17.    INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION (Continued)

        The following table provides summary financial information for legacy CommScope reportable segments as of December 31, 2007 and 2006 and for legacy Andrew operating groups as of December 31, 2007 (in millions):

	As of December 31,
	2007	2006
Identifiable segment related assets:
Enterprise	$352.6	$375.1
Broadband	389.3	365.0
Carrier	114.1	94.5
Antenna and Cable Products	2,445.9	—
Wireless Network Solutions	1,048.7	—

Total identifiable segment related assets	4,350.6	834.6
Reconciliation to total assets:
Cash, cash equivalents and short-term investments	649.5	427.9
Deferred income taxes	106.5	40.0

Total assets	$5,106.6	$1,302.5

        The following tables provide summary financial information for the legacy CommScope reportable segments for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Year Ended December 31,
	2007	2006	2005
Net sales:
Enterprise	$899.4	$802.3	$662.5
Broadband	625.3	550.2	459.6
Carrier	407.6	273.1	217.4
Inter-segment eliminations	(1.5)	(1.7)	(2.3)

Consolidated net sales	$1,930.8	$1,623.9	$1,337.2

Operating income (loss):
Enterprise	$151.4	$95.9	$34.1
Broadband	71.2	34.3	47.8
Carrier	63.9	28.4	(7.0)

Consolidated operating income	$286.5	$158.6	$74.9

Depreciation and amortization:
Enterprise	$26.5	$30.2	$33.2
Broadband	18.8	20.2	21.8
Carrier	4.2	5.2	5.2

Consolidated depreciation and amortization	$49.5	$55.6	$60.2

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

17.    INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION (Continued)

Customer Information

        Sales to Anixter International Inc. and its affiliates (Anixter) accounted for 25%, 29% and 32% of the Company's total net sales during 2007, 2006 and 2005, respectively. These sales were primarily within the Enterprise segment. Sales to Alcatel-Lucent, which primarily relate to their role as an original equipment manufacturer for a large telecommunications company, accounted for approximately 11% of the Company's net sales during 2007. Sales to Alcatel-Lucent primarily originate within the Carrier segment. Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company's total net sales for 2007, 2006 or 2005.

        Accounts receivable from Nokia Siemens Networks represented approximately 10% of net accounts receivable as of December 31, 2007. Accounts receivable from Anixter represented approximately 29% of net accounts receivable as of December 31, 2006. No other customer accounted for more than 10% of the Company's net accounts receivable as of December 31, 2007 or 2006.

        Sales to related parties were less than 2% of net sales in 2007, less than 1% of net sales in 2006 and less than 2% of net sales in 2005. Trade accounts receivable from related parties were less than 4% of the Company's total trade accounts receivable balance as of December 31, 2007 and less than 1% of trade accounts receivable as of December 31, 2006. Purchases from related parties were less than 1% of operating costs and expenses in 2007, 2006 and 2005. As of December 31, 2007 and 2006, less than 1% of the Company's trade accounts payable were to related parties.

Geographic Information

        Sales to customers located outside of the United States comprised 33%, 32% and 34% of total net sales in 2007, 2006 and 2005, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Year Ended December 31,
	2007	2006(1)	2005
United States	$1,302.9	$1,100.6	$886.8
Europe, Middle East and Africa	265.8	241.8	208.4
Asia/Pacific Rim	177.8	137.1	123.0
Latin America	153.6	113.3	84.9
Canada	30.7	31.1	34.1

Consolidated net sales	$1,930.8	$1,623.9	$1,337.2

    (1)
    For the year ended December 31, 2006, $11.1 million of sales previously reported as domestic sales have been reclassified to Europe, Middle East and Africa ($6.8 million), Asia/Pacific Rim ($2.3 million) and Latin America ($2.0 million) to properly reflect customer location.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

17.    INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION (Continued)

        Long-lived assets, excluding intangibles, financial instruments and deferred taxes, consisted substantially of property, plant and equipment and were dispersed by geographic area as follows (in millions):

	As of December 31,
	2007	2006	2005
United States	$262.3	$188.9	$200.3
Europe, Middle East and Africa	92.9	20.8	23.2
Asia/Pacific Rim	134.2	20.9	16.9
Other Americas	35.9	11.4	12.5

Total long-lived assets, as defined above	$525.3	$242.0	$252.9

18.    QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007:
Net sales	$435,452	$519,144	$513,608	$462,559
Gross profit	131,944	162,594	159,284	135,265
Operating income	63,664	86,411	81,365	55,103
Net income	45,855	61,129	60,273	37,584
Net income per share, basic	0.76	1.00	0.98	0.61
Net income per share, diluted	0.63	0.83	0.81	0.51
Fiscal 2006:
Net sales	$352,254	$411,881	$466,100	$393,711
Gross profit	84,739	108,548	139,813	110,985
Operating income(a)	19,348	38,086	64,852	36,298
Net income(b)	12,727	46,646	43,590	27,170
Net income per share, basic	0.22	0.80	0.74	0.46
Net income per share, diluted	0.19	0.65	0.61	0.38

    (a)
    Operating income for each quarter of 2006 included pretax restructuring charges of, in chronological order, $3,749, $4,004, $3,011 and $1,814.

    (b)
    Net income for the second quarter of 2006 included a gain of $18,625 on an OFS BrightWave note receivable, net of tax.

CommScope, Inc.

Notes to Consolidated Financial Statements (Continued)

(In Thousands, Unless Otherwise Noted)

19.    SUBSEQUENT EVENTS

        On January 31, 2008, the Company sold its satellite communications product line to ASC Signal Corporation (ASC). The Company received $8.5 million in cash, $2.5 million in notes receivable due April 30, 2010, a 17.9% ownership interest in ASC and the potential for up to an additional $25.0 million of cash if certain financial targets are met over a three year period from the date of the divestiture. In addition, the Company will receive an additional note receivable for $2.5 million also due April 30, 2010, upon completion of certain manufacturing asset transfers, expected to be completed within one year. Net sales from the satellite communications product line for 2007 and 2006 were $103 million and $116 million, respectively.

        As of February 15, 2008, the holders of substantially all of the outstanding 3.25% convertible senior subordinated debentures assumed in the Andrew acquisition had converted the debentures and received merger consideration aggregating $207.5 million of cash and 484,736 shares of CommScope common stock.

CommScope, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other(1)	Deductions(2)	Balance at End of Period
Deducted from assets:
Allowance for doubtful accounts
Year ended December 31, 2007	$13,461	$1,490	$7,743	$540	$22,154
Year ended December 31, 2006	$13,644	$2,444	$—	$2,627	$13,461
Year ended December 31, 2005(3)	$12,761	$2,607	$—	$1,724	$13,644

(1)
Andrew Corporation balance as of the December 27, 2007 acquisition date.

(2)
Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.

(3)
Activity in 2005 does not include the recovery of $13,246 in bad debt expense related to Adelphia accounts receivable.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Our disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have concluded that the disclosure controls and procedures are effective.

        Other than the acquisition of Andrew, discussed below, there were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

        During the three months ended December 31, 2007, we completed the acquisition of Andrew. We are in the process of integrating the Andrew operations, including internal controls. As permitted by the SEC, for purposes of the evaluation of internal control over financial reporting, the disclosure controls and procedures of Andrew and the impact of this acquisition on CommScope's internal controls over financial reporting have been excluded. We will include Andrew in our assessment of internal control over financial reporting for 2008.

Management's Report on Internal Control Over Financial Reporting

        The management of CommScope is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        CommScope management assessed the effectiveness of CommScope's internal control over financial reporting as of December 31, 2007. In making this assessment, CommScope's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on this assessment, and providing for the exclusion of Andrew's internal controls from management's assessment as included herein, management concludes that, as of December 31, 2007, CommScope's internal control over financial reporting is effective based on the COSO internal control criteria. As of December 31, 2007, total assets subject to Andrew's internal control over financial reporting represented 46% of CommScope's consolidated total assets.

        Also included in this Form 10-K is an independent auditors' report based on an audit of CommScope's internal control over financial reporting.

February 28, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this Item is contained in Part I, Item 1 of this Form 10-K and the sections captioned "Management of the Company—Board of Directors of the Company," "Management of the Company—Committees of the Board of Directors—Board Meetings," and "Management of the Company—Section 16(a) Beneficial Ownership Reporting Compliance" included in our 2008 Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item is contained in the section captioned "Management of the Company—Executive Officer Compensation" in our 2008 Proxy Statement and is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item is contained in the sections captioned "Beneficial Ownership of Common Stock" and "Management of the Company—Executive Officer Compensation—Equity Compensation Plan Information as of Fiscal Year End" in our 2008 Proxy Statement, which sections are incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item is contained in the sections captioned "Management of the Company—Certain Relationships and Related Transactions" and "Management of the Company—Independence of Board Members" in our 2008 Proxy Statement and is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item is contained in the section captioned "Independent Auditors" in our 2008 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents Filed as Part of this Report:

1.	Financial Statements
The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years ended December 31, 2007, 2006 and 2005
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years ended December 31, 2007, 2006 and 2005
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

COMMSCOPE, INC.
Date: February 28, 2008	By:	/s/ FRANK M. DRENDEL Frank M. Drendel Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK M. DRENDEL Frank M. Drendel	Chairman of the Board and Chief Executive Officer	February 28, 2008
/s/ JEARLD L. LEONHARDT Jearld L. Leonhardt	Executive Vice President and Chief Financial Officer (Principal financial officer)	February 28, 2008
/s/ WILLIAM R. GOODEN William R. Gooden	Senior Vice President and Controller (Principal accounting officer)	February 28, 2008
/s/ BOYD L. GEORGE Boyd L. George	Director	February 28, 2008
/s/ GEORGE N. HUTTON, JR. George N. Hutton, Jr.	Director	February 28, 2008
/s/ KATSUHIKO OKUBO Katsuhiko Okubo	Director	February 28, 2008
/s/ RICHARD C. SMITH Richard C. Smith	Director	February 28, 2008
/s/ JUNE E. TRAVIS June E. Travis	Director	February 28, 2008
/s/ JAMES N. WHITSON James N. Whitson	Director	February 28, 2008

Index of Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of October 26, 2003, by and among CommScope, Inc. and SS Holdings, LLC and Avaya Inc. (Incorporated herein by reference from the Company's Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).
2.2
Agreement and Plan of Merger, dated as of June 26, 2007, by and among CommScope, Inc., DJRoss, Inc. and Andrew Corporation (Incorporated herein by reference from the Company's Current Report on Form 8-K dated June 27, 2007 (File No. 1-12929)).
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
4.1
Indenture, dated as of March 24, 2004, between CommScope, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-12929)).
4.2
Indenture, dated as of August 8, 2003, by and among Andrew Corporation and The Bank of New York Trust Company, N.A., formerly known as BNY Midwest Trust Company (Incorporated herein by reference from the Company's Current Report on Form 8-K dated December 28, 2007 (File No. 1-12929)).
4.2.1
First Supplemental Indenture, dated as of December 27, 2007, by and among Andrew Corporation and The Bank of New York Trust Company, N.A. (Incorporated by reference herein from the Company's Current Report on Form 8-K dated December 28, 2007 (File No. 1-12929)).
10.1
Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company's Quarterly Report on From 10-Q for the period ended June 30, 1997 (File No. 1-12929)).
10.2+
Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (as amended and restated effective May 7, 2004) (Incorporated herein by reference from Appendix B to the Company's definitive Proxy Statement filed with the Commission on March 24, 2004 (File No. 1-12929)).
10.2.1+
Form of Nonqualified Stock Option Agreement under Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (Incorporated herein by reference from the Company's Quarterly Report on From 10-Q for the period ended September 30, 2004 (File No. 1-12929)).
10.2.2+
Form of CommScope, Inc. 1997 Long-Term Incentive Plan Employee Performance Unit Award Agreement (Incorporated by reference herein from the Company's Current Report on Form 8-K dated December 15, 2005 (File No. 1-12929) ).
10.2.3+	Form of Director's Nonqualified Stock Option Agreement under Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan. (1)

10.3+
Form of Severance Protection Agreement between the Company and certain executive officers (Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12929) ).
10.3.1+
Form of Amendment to Severance Protection Agreement between the Company and certain executive officers (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12929) ).
10.4+
Employment Agreement between Frank Drendel, General Instrument Corporation and CommScope, Inc. of North Carolina, the Letter Agreement related thereto dated May 20, 1993 and Amendment to Employment Agreement dated July 25, 1997 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929)).
10.5+
CommScope, Inc. Annual Incentive Plan, as amended effective March 25, 2004 (Incorporated herein by reference from Appendix C to the Company's definitive Proxy Statement filed with the Commission on March 24, 2004 (File No. 1-12929)).
10.6+
CommScope, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective February 24, 2006 (Incorporated herein by reference from the Company's Current Report on Form 8-K, dated March 1, 2006 (File No. 1-12929)).
10.7+
Form of Indemnification Agreement by and among CommScope, Inc., CommScope, Inc. of North Carolina, and their directors and officers (Incorporated by reference herein from the Company's Current Report on Form 8-K dated March 10, 2005 (File No. 1-12929)).
10.8+	Amended and Restated CommScope, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference herein from the Company's Current Report on Form 8-K dated February 28, 2007 (File No. 1-12929)).
10.8.1+
Form of CommScope, Inc. 2006 Long Term Incentive Plan Nonqualified Stock Option Agreement (Annual) and Employee Performance Share Unit Award Agreement (Incorporated by reference herein from the Company's Current Report on Form 8-K dated January 22, 2008 (File No. 1-12929)).
10.8.2+	Form of CommScope, Inc. 2006 Long Term Incentive Plan Director Share Award Agreement. (1)
10.8.3+	Form of CommScope, Inc. 2006 Long-Term Incentive Plan Director's Nonqualified Stock Option Agreement. (1)
10.9+	Andrew Corporation Management Incentive Program, dated November 18, 1999, as amended May 12, 2003, May 14, 2004 and January 22, 2008. (1)
10.10+	Andrew Corporation Long-Term Incentive Plan, dated November 17, 2004, as amended January 22, 2008. (1)
10.11
Credit Agreement, dated as of December 27, 2007, by and among CommScope, Inc., Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders Party thereto, Bank of America Securities LLC, and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD. and Calyon New York Branch, as Co-Documentation Agents (Incorporated by reference herein from the Company's Current Report on Form 8-K dated December 28, 2007 (File No. 1-12929)).

10.12
Purchase and Sale Agreement, dated as of November 5, 2007, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation, as amended by Amendment No. 1 to Purchase and Sale Agreement, dated as of December 20, 2007, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation (Incorporated by reference herein from the Company's Current Report on Form 8-K dated January 4, 2008 (File No. 1-12929)).
10.12.1
Amendment No. 2 to Purchase and Sale Agreement, dated as of December 28, 2007, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation (Incorporated by reference herein from the Company's Current Report on Form 8-K dated January 4, 2008 (File No. 1-12929)).
10.12.2
Amendment No. 3 to Purchase and Sale Agreement, dated as of January 31, 2008, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation (Incorporated by reference herein from the Company's Current Report on Form 8-K dated January 31, 2008 (File No. 1-12929)).
21	Subsidiaries of the Registrant. (1)
23	Consent of Deloitte & Touche LLP. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). (1)
32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K). (1)

(1)
Filed with this Form 10-K.

+
Management Compensation.