Form 10-Q
period 2008-03-31
COMMSCOPE INC
filed 2008-05-07
CIK 1035884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 23, 2008 there were 69,843,759 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
March 31, 2008
Table of Contents

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited — In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$1,005,094	$435,452

Operating costs and expenses:
Cost of sales	788,650	303,508
Selling, general and administrative	128,018	58,642
Research and development	35,965	7,869
Amortization of purchased intangible assets	24,552	1,040
Restructuring costs	132	729
Total operating costs and expenses	977,317	371,788

Operating income	27,777	63,664
Other income (expense), net	(6,757)	169
Interest expense	(39,579)	(1,893)
Interest income	5,183	4,496

Income (loss) before income taxes	(13,376)	66,436
Income tax benefit (expense)	2,327	(20,581)

Net income (loss)	$(11,049)	$45,855

Earnings (loss) per share:
Basic	$(0.16)	$0.76
Assuming dilution	$(0.16)	$0.63

Weighted average shares outstanding:
Basic	67,430	60,247
Assuming dilution	67,430	73,632

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Balance Sheets

(Unaudited — In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
Assets

Cash and cash equivalents	$459,251	$649,451
Accounts receivable, less allowance for doubtful accounts of $20,891 and $22,154, respectively	764,267	793,366
Inventories	516,582	548,360
Prepaid expenses and other current assets	106,285	133,737
Deferred income taxes	148,871	106,476
Total current assets	1,995,256	2,231,390

Property, plant and equipment, net	523,395	525,305
Goodwill	1,306,485	1,211,214
Other intangibles, net	1,007,995	1,042,765
Other noncurrent assets	74,290	95,897

Total Assets	$4,907,421	$5,106,571

Liabilities and Stockholders’ Equity

Accounts payable	$367,540	$350,615
Other accrued liabilities	309,486	399,944
Current portion of long-term debt	217,288	247,662
Total current liabilities	894,314	998,221

Long-term debt	2,088,013	2,348,157
Deferred income taxes	334,701	268,647
Pension and postretirement benefit liabilities	101,655	108,275
Other noncurrent liabilities	136,410	103,263
Total Liabilities	3,555,093	3,826,563

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 80,004,700 at March 31, 2008 and 77,070,029 at December 31, 2007; Issued and outstanding shares: 69,804,700 at March 31, 2008 and 66,870,029 at December 31, 2007	800	770
Additional paid-in capital	939,085	856,452
Retained earnings	534,558	545,607
Accumulated other comprehensive income	23,420	22,714
Treasury stock, at cost: 10,200,000 shares at March 31, 2008 and December 31, 2007	(145,535)	(145,535)
Total Stockholders’ Equity	1,352,328	1,280,008

Total Liabilities and Stockholders’ Equity	$4,907,421	$5,106,571

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited — In thousands)

	Three Months Ended
	March 31,
	2008	2007

Operating Activities:
Net income (loss)	$(11,049)	$45,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,674	12,372
Equity-based compensation	4,596	2,641
Changes in assets and liabilities:
Accounts receivable	46,344	(42,945)
Inventories	42,033	(14,512)
Prepaid expenses and other assets	16,304	2,097
Accounts payable and other liabilities	(78,921)	5,023
Other	4,173	150
Net cash provided by operating activities	80,154	10,681

Investing Activities:
Purchases of property, plant and equipment	(11,820)	(4,077)
Net purchases of short-term investments	—	(11,214)
Proceeds from disposal of fixed assets	2,203	85
Proceeds from sale of product line	8,513	—
Acquisition of Andrew Corporation	(58,371)	—
Net cash used in investing activities	(59,475)	(15,206)

Financing Activities:
Principal payments on long-term debt	(221,410)	(3,250)
Proceeds from the issuance of shares under equity-based compensation plans	1,040	19,295
Tax benefit from the issuance of shares under equity-based compensation plans	420	8,893
Long-term financing costs	(246)	—
Net cash provided by (used in) financing activities	(220,196)	24,938

Effect of exchange rate changes on cash and cash equivalents	9,317	231

Change in cash and cash equivalents	(190,200)	20,644
Cash and cash equivalents, beginning of period	649,451	276,042
Cash and cash equivalents, end of period	$459,251	$296,686

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders' Equity

and Comprehensive Income (Loss)

(Unaudited — In thousands, except share amounts)

	Three Months Ended March 31,
	2008	2007

Number of common shares outstanding:
Balance at beginning of period	66,870,029	59,734,533
Issuance of shares under equity-based compensation plans	56,422	1,203,666
Issuance of shares for conversion of convertible debentures	2,878,249	—
Balance at end of period	69,804,700	60,938,199

Common stock:
Balance at beginning of period	$770	$699
Issuance of shares under equity-based compensation plans	1	12
Issuance of shares for conversion of convertible debentures	29	—
Balance at end of period	$800	$711

Additional paid-in capital:
Balance at beginning of period	$856,452	$532,344
Issuance of shares under equity-based compensation plans	1,039	19,283
Tax benefit from shares issued under equity-based compensation plans	420	8,893
Equity-based compensation expense recognized	4,596	2,641
Issuance of shares for conversion of convertible debentures	76,578	—
Balance at end of period	$939,085	$563,161

Retained earnings:
Balance at beginning of period	$545,607	$346,821
Net income (loss)	(11,049)	45,855
Impact of adoption of FIN 48	—	(6,055)
Balance at end of period	$534,558	$386,621

Accumulated other comprehensive income:
Balance at beginning of period	$22,714	$4,775
Other comprehensive income, net of tax	706	1,431
Balance at end of period	$23,420	$6,206

Treasury stock, at cost:
Balance at beginning and end of period	$(145,535)	$(145,535)

Total stockholders’ equity	$1,352,328	$811,164

	Three Months Ended March 31,
	2008	2007

Comprehensive income (loss):
Net income (loss)	$(11,049)	$45,855
Other comprehensive income, net of tax:
Foreign currency translation gain	29,938	500
Foreign currency transaction gain on long-term intercompany loans	1,027	1,146
Loss on derivative financial instruments	(30,037)	(102)
Amortization of unrecognized pension and other postretirement benefit amounts	(222)	(113)
Total other comprehensive income, net of tax	706	1,431

Total comprehensive income (loss)	$(10,343)	$47,286

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited—In Thousands, Unless Otherwise Noted)

1.              BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc. and its wholly owned subsidiaries (CommScope or the Company) is a world leader in infrastructure solutions for communications networks. With the December 27, 2007 acquisition of Andrew Corporation (Andrew), the Company is a global leader in providing radio frequency subsystem solutions for wireless networks. Through its SYSTIMAX® and Uniprise® brands, the Company is also a global leader in structured cabling systems for business enterprise applications. In addition, CommScope is the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) applications.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2008 and 2007 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2008 other than the implementation of Statements of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (SFAS No. 159) (see Note 7).  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2007 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2007 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 12% and 30% of the Company’s total net sales during the three months ended March 31, 2008 and 2007, respectively.  Sales to Anixter primarily originate within the Enterprise segment.

Net sales to Alcatel-Lucent, an original equipment manufacturer (OEM) for telecommunications companies, accounted for approximately 10% and 12% of the Company’s total net sales during the three months ended March 31, 2008 and 2007, respectively.  Sales to Alcatel-Lucent primarily originate within the Antenna, Cable and Cabinets Group and Wireless Network Solutions segments.  Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2008 and 2007.

Accounts receivable from Anixter and Alcatel-Lucent represented approximately 12% and 10%, respectively, of net accounts receivable as of March 31, 2008. No other customer accounted for 10% or more of the Company’s net accounts receivable as of March 31, 2008.

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies of quality or performance of the Company’s products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. During the three months ended March 31, 2008, the Company recorded an addition to the product warranty accrual as an adjustment to the Andrew preliminary purchase price allocation as a result of additional information obtained regarding warranty exposure on certain products sold prior to CommScope’s acquisition of Andrew. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities, for the three months ended March 31, 2008 and 2007.  The beginning balance and the activity for the three months ended March 31, 2008 include the activity related to legacy Andrew products.

	2008	2007
Product warranty accrual, beginning of period	$29,183	$2,090
Provision for warranty claims	3,873	14
Revision of Andrew preliminary purchase price allocation	9,375	—
Less: Warranty settlements	(8,553)	(1)
Product warranty accrual, end of period	$33,878	$2,103

Commitments and Contingencies

In 2007, a jury ruled in favor of TruePosition, Inc., finding that Andrew had willfully infringed a single TruePosition patent, and the jury awarded $45.3 million in damages to TruePosition (see Note 16 in the Notes to the Consolidated Financial Statements in the 2007 Form 10-K). In addition to the TruePosition litigation described above, CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters, other than the TruePosition litigation, will have a materially adverse effect on the Company’s financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share is based on net income (loss) adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options, restricted stock units, performance share units and convertible securities.

Below is a reconciliation of earnings (loss) and weighted average common shares and potential common shares outstanding for calculating diluted earnings (loss) per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss) for basic earnings per share	$(11,049)	$45,855
Effect of assumed conversion of convertible senior subordinated debentures	—	629
Income (loss) applicable to common shareholders for diluted earnings (loss) per share	$(11,049)	$46,484

Denominator:
Weighted average number of common shares outstanding for basic earnings (loss) per share	67,430	60,247
Effect of dilutive securities:
Employee stock options	—	1,534
Restricted stock units and performance share units	—	357
Convertible senior subordinated debentures	—	11,494
Weighted average number of common and potential common shares outstanding for diluted earnings (loss) per share (a)	67,430	73,632

(a)          The calculation of diluted earnings (loss) per share for the three months ended March 31, 2008 excludes the dilutive effect of 1.1 million stock options, 0.6 million restricted stock units and performance share units, and 11.5 million convertible senior subordinated debentures because they would have decreased the loss per share.  Options to purchase approximately 0.8 million and 0.5 million common shares were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007, respectively, because they would have been antidilutive.

Income Tax Uncertainties

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) as of January 1, 2007, resulting in a $4.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to opening retained earnings. In addition, the Company reduced a long-term deferred tax asset by $4.0 million with an offsetting reduction to opening retained earnings of $1.9 million and an increase of $2.1 million to long-lived assets as a purchase accounting adjustment related to the 2004 acquisition of Connectivity Solutions.

The liability for unrecognized tax benefits under FIN 48 was $63.9 million at March 31, 2008 and $61.3 million at December 31, 2007.  The Company’s unrecognized tax benefits as of March 31, 2008 include $14.5 million that, if recognized, would favorably affect the effective tax rate in future periods.  Accrued interest and penalties related to unrecognized tax benefits was $6.7 million as of March 31, 2008 and December 31, 2007.

Impact of Newly Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) modifies how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) requires that acquisition related expenses and restructuring costs be expensed.  SFAS No. 141(R) will be implemented as of January 1, 2009 and will generally be effective, on a prospective basis, for transactions consummated on or after January 1, 2009.  Provisions of SFAS No. 141(R) related to the accounting for certain income tax assets and liabilities will also be effective for acquisitions completed prior to the effective date.  The Company is currently unable to determine the impact of adopting SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (i.e., minority interests) to be shown separate from the parent’s equity within the equity section of the consolidated statement of financial position. Changes in the parent’s ownership interests are required to be accounted for as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 will be implemented, on a prospective basis, as of January 1, 2009.  Presentation and disclosure requirements must be retrospectively applied to comparative financial statements. SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands required disclosure about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

2.              ACQUISITIONS

Andrew Corporation

On December 27, 2007, CommScope completed its acquisition of Andrew. The Company acquired Andrew primarily to become a global leader in providing radio frequency subsystem solutions for wireless networks. The acquisition provides CommScope the opportunity to build upon complementary global product offerings and realize operational synergies.

The total purchase price consisted of approximately $2.3 billion in cash and approximately 5.1 million shares of CommScope common stock, with a value of approximately $255 million. The cash portion of the purchase price was funded primarily through $2.1 billion of borrowings under new senior secured credit facilities. The Company prepared the following preliminary estimate of the acquisition date fair values assigned to each major asset and liability category of Andrew as of March 31, 2008 (in millions):

Estimated Fair Value
Cash and cash equivalents	$165.7
Accounts receivable	590.4
Inventories	387.5
Other current assets	205.4
Property, plant and equipment	303.2
Identifiable intangible assets	970.4
Goodwill	1,151.9
Other noncurrent assets	37.4
Total assets	$3,811.9
Accounts payable	$281.6
Current employee benefit liabilities	57.4
Other current liabilities	198.3
Current portion of long-term debt	234.2
Long-term debt	11.7
Noncurrent pension and postretirement benefit liabilities	35.9
Noncurrent deferred tax liabilities	386.8
Other noncurrent liabilities	50.2
Total liabilities	$1,256.1
Net acquisition cost	$2,555.8

Revisions to the preliminary purchase price allocation from the initial allocation reflect new information received during the three months ended March 31, 2008.  Such information included the determination that certain foreign earnings will be remitted to the U.S., warranty exposure from certain products exhibiting performance issues, asset valuations related to assets that were either sold or subject to sales agreements, updated information in support of identifiable intangible asset valuations and initial restructuring plans that were put into place.  As additional information is obtained regarding these and other matters, there may be further adjustments to the preliminary purchase price allocation.

The table below summarizes preliminary valuations of the intangible assets acquired that were determined by management to meet the criteria for recognition apart from goodwill. The values presented below are preliminary estimates and are subject to change as management completes its valuation of the Andrew acquisition.

	Estimated Fair Value	Weighted Average Amortization Period
	(in millions)	(in years)
Customer base	$552.6	7.1
Trade names and trademarks	336.2	23.0
Patents and technologies	81.6	6.6
Total amortizable intangible assets	$970.4	12.6

The identifiable intangible assets were determined by management to have finite lives. The useful lives for the customer base were based on management’s forecasts of customer turnover, sales levels with major customers and types of customers. The useful lives for the trade names and trademarks were estimated based on the periods that the trade names and trademarks have been in use and the absence of a definite plan to discontinue their use in the foreseeable future. The useful lives for the patents and technologies were based on review of historical lives of similar products, in conjunction with technology-specific factors and anticipated future trends in the industry as well as the remaining lives of the related patents.

The goodwill arising from the preliminary purchase price allocation is believed to be consistent with Andrew’s reputation in the marketplace (which is expected to lead to sales to new customers), synergies expected to be realized from the acquisition and the going concern value of the assembled Andrew business. The goodwill is not expected to be deductible for tax purposes.  The following table presents the allocation of goodwill, including the preliminary goodwill allocation arising from the Andrew acquisition, to reportable segments (in millions):

Antenna, Cable and Cabinets Group	$834.9
Wireless Network Solutions	317.0
Goodwill from the preliminary allocation of Andrew purchase price	1,151.9
Enterprise	20.9
Broadband	133.7
Total	$1,306.5

The Andrew amounts included in the following pro forma information are based on Andrew’s historical results and, therefore, may not be indicative of the actual results when operated as part of CommScope. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The following table presents consolidated results of operations for CommScope for the three months ended March 31, 2007 as though the acquisition had been completed as of January 1, 2007 (in millions, except per share amount):

Net sales	$938.2
Net income	7.5
Diluted earnings per share	0.10

These pro forma results reflect pro forma adjustments for net interest expense, depreciation, amortization and related income taxes. No pro forma adjustment has been made to provide a tax benefit for Andrew’s actual net losses.

Net loss during the three months ended March 31, 2008 includes certain charges that relate directly or indirectly to the acquisition, as listed below on a pretax basis (in millions):

Purchase accounting inventory adjustment	$52.8
Acquisition and integration related costs	2.9

On January 31, 2008, the Company sold the Satellite Communications (SatCom) product line acquired as part of the Andrew acquisition to ASC Signal Corporation (ASC). The Company received $8.5 million in cash, $2.5 million in notes receivable due April 30, 2010, a 17.9% ownership interest in ASC and the potential for up to an additional $25.0 million of cash if certain financial targets are met over a three year period from the date of the divestiture. In addition, the Company will receive an additional note receivable for $2.5 million also due April 30, 2010, upon completion of certain manufacturing asset transfers, expected to be completed within one year. Net sales from the SatCom product line for the three months ended March 31, 2008 and 2007 were $8.6 million and $30.7 million, respectively.  No gain or loss was recognized on the sale of SatCom.

On March 26, 2008, the Company entered into an agreement to divest its minority interest in Andes Industries, Inc. (Andes), which had been acquired as part of the Andrew acquisition.  The agreement was approved by the United States Department of Justice on April 24, 2008 and the transaction was consummated on April 28, 2008.  No gain or loss was recognized on the disposal of the Andes interest.

Signal Vision, Inc.

On May 1, 2007, CommScope acquired substantially all of the assets and assumed certain current liabilities of Signal Vision, Inc., a leading supplier of broadband radio frequency subscriber products, for approximately $19.0 million, of which $17.0 million was paid in cash and the balance is payable by May 2009. The acquisition is included within the Broadband segment and resulted in net sales of $5.5 million for the three months ended March 31, 2008.

The allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Estimated Fair Value	Amortization Period
	(in millions)	(in years)
Inventory	$4.4
Accounts receivable	2.5
Machinery and equipment	0.1
Intangible assets:
Customer base	5.2	9.7
Trade name	0.7	3.7
Patents and technologies	0.4	10.0
Other	3.0	5.0
Goodwill	3.1
Less: Current liabilities assumed	(0.4)

Total purchase price	$19.0

The weighted average estimated useful life of the amortizable intangible assets acquired is 7.8 years.

3.              BALANCE SHEET DETAILS

Inventories

	March 31,	December 31,
	2008	2007

Raw materials	$158,682	$137,606
Work in process	150,329	158,721
Finished goods	207,571	252,033
	$516,582	$548,360

Other Current Accrued Liabilities

	March 31, 2008	December 31, 2007
Compensation and employee benefit liabilities	$94,238	$118,361
Purchase price payable	5,047	61,240
Litigation reserve	45,300	45,300
Warranty reserve	33,878	29,183
Restructuring reserve	26,550	34,695
Other	104,473	111,165
	$309,486	$399,944

4.              FINANCING

	March 31,	December 31,
	2008	2007
Seven-year senior secured term loan	$1,336,949	$1,350,000
Six-year senior secured term loan	750,000	750,000
1% convertible senior subordinated debentures	199,550	250,000
3.25% convertible senior subordinated debentures	105	231,264
Other	18,697	14,555
	2,305,301	2,595,819
Less current portion	(217,288)	(247,662)
	$2,088,013	$2,348,157

See Note 9 in the Notes to the Consolidated Financial Statements in the 2007 Form 10-K for information on the terms and conditions of the senior secured credit facilities. As of March 31, 2008, the Company had availability of approximately $376 million and no outstanding borrowings under the senior secured revolving credit facility. The weighted average effective interest rate on outstanding borrowings under the above debt instruments, including the effect of the interest rate swap (see Note 6 below) and amortization of associated loan fees, was 6.08% and 6.23% at March 31, 2008 and December 31, 2007, respectively.

During the three months ended March 31, 2008, the Company agreed with certain holders of the 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures to common stock.  Accordingly, $50.45 million of the debentures were converted into 2,393,513 shares of common stock (2,319,540 related to the original conversion ratio and 73,973 related to the inducement).  As a result of the inducement, the Company recorded a $2.8 million pretax charge in other expense in the Condensed Consolidated Statement of Operations.

During the three months ended March 31, 2008, holders of substantially all of the 3.25% convertible senior subordinated debentures assumed in the Andrew acquisition chose to convert their debentures into the contractual merger  consideration.  As a result, $207.5 million of cash was paid and 484,736 shares of CommScope common stock were issued.

See Note 9 in the Notes to the Consolidated Financial Statements in the 2007 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures. The 1% convertible senior subordinated debentures are classified as current liabilities as of March 31, 2008 because they may be redeemed by the holders on March 20, 2009.

5.              RESTRUCTURING COSTS

During the three months ended March 31, 2008, the Company recorded net restructuring charges of $132, which included $412 related to initial restructuring actions as further actions are considered at one of the Company’s European manufacturing facilities.  These charges were partially offset by a net gain of $280 realized on the sale of a parcel of land at the Company’s Omaha facility that had been written down as part of an earlier restructuring.  The restructuring charges recognized during the three months ended March 31, 2007 resulted from actions taken under the Company’s global manufacturing initiatives that were begun during 2005 and completed in 2007.  The pretax restructuring charges recognized by the Company during the three months ended March 31, 2008 and 2007 were as follows:

	Enterprise Segment	Broadband Segment	ACCG Segment	Total
Three months ended March 31, 2008	$(280)	$412	$—	$132
Three months ended March 31, 2007	488	155	86	729

The liability for restructuring costs as of March 31, 2008 and December 31, 2007 and the activity associated with employee-related costs and lease termination costs during the three months ended March 31, 2008 are related to the integration of Andrew operations. The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Lease Termination Costs	Asset Impairment Charges	Total
Balance as of December 31, 2007	$32,506	$2,189	—	$34,695
Additional charge (recovery) recorded	412	—	(280)	132
Revision of Andrew purchase price allocation	1,937	558	—	2,495
Cash paid	(10,681)	(355)	—	(11,036)
Non-cash items	(16)	—	280	264
Balance as of March 31, 2008	$24,158	$2,392	—	$26,550

Employee-related costs include the expected severance costs and related fringe benefits, accrued from the communication date over the remaining period employees are required to work in order to receive severance benefits.  Additional charges and purchase accounting adjustments for employee-related costs are expected during the balance of 2008 as further restructuring plans related to the integration of Andrew operations are implemented.

Lease termination costs relate to the cost of vacating leased facilities, net of anticipated sub-rental income.  Additional charges and purchase accounting adjustments for lease termination costs are expected during the balance of 2008 as further restructuring plans related to the integration of Andrew operations are implemented.

As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally.  The Company is attempting to sell or lease this unutilized space. As additional restructuring initiatives are implemented, additional excess property may be identified and impairment charges, which may be material, may be incurred.

6.     DERIVATIVES AND HEDGING ACTIVITIES

In December 2007, the Company entered into an interest rate swap agreement to hedge against the variability of forecasted interest payments attributable to changes in interest rates on a portion of the term loans issued under the new senior secured credit facilities. Through this swap, the Company fixed the following notional amounts at 4.1275% (before application of the applicable margin): $1.5 billion from December 27, 2007 through December 31, 2008; $1.3 billion during 2009; $1.0 billion during 2010; and $400 million during 2011. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at March 31, 2008 and is expected to continue to be effective for the duration of the swap agreement. During the three months ended March 31, 2008, additional interest expense of $1.9 million was recognized as a result of hedge ineffectiveness related to the interest rate swap.  The fair value of the interest rate swap, reflected in other noncurrent liabilities, was $53.2 million as of March 31, 2008 and $4.5 million as of December 31, 2007.

As of March 31, 2008 and 2007, the Company had a cross currency swap of U.S. dollars for euros with a notional amount of $14 million. A portion of the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates and the remainder of the swap was designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Pretax losses of $901 and $41 on the portion designated as a fair value hedge are reflected in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, respectively. The designations of the hedging instrument were effective as of March 31, 2008 and 2007, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The fair value of the hedging instrument, reflected in other noncurrent liabilities, was $10.4 million and $8.7 million as of March 31, 2008 and December 31, 2007, respectively.

There were no reclassifications from accumulated other comprehensive income (loss) to earnings related to derivatives and hedging activities during the three months ended March 31, 2008 and 2007.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2008	2007
Accumulated net loss on derivative instruments, beginning of period	$(8,849)	$(5,201)
Loss on cross currency swap designated as a net investment hedge, net of taxes	(567)	(102)
Loss on interest rate swap designated as a cash flow hedge, net of taxes	(29,470)	—
Accumulated net loss on derivative instruments, end of period	$(38,886)	$(5,303)

During the three months ended March 31, 2008 and 2007, the income tax benefit related to the loss on derivative financial instruments reported within other comprehensive income was $17,641 and $60, respectively.

7.     FAIR VALUE MEASUREMENTS

As of January 1, 2008, the Company implemented SFAS No. 157, which defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands disclosure requirements.  In February 2008, FASB Staff Position 157-2 was issued which delays the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis.  As a result of the delay, SFAS No. 157 will be applied to non-financial assets and liabilities for fiscal years beginning after November 15, 2008.

SFAS No. 157 establishes a three-tier hierarchy for evaluating fair values based on the inputs utilized to measure the fair values as follows:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs other than quoted market prices in active markets that are observable, either directly or indirectly; and

Level 3 – Inputs for which there is little or no observable market data, which requires the reporting entity to develop its own assumptions.

For financial assets and liabilities measured at fair value as of March 31, 2008, the following table provides the quantitative disclosures regarding the fair value.  A market approach, based on prices or other relevant information from market transactions involving identical or comparable assets or liabilities was used to determine the fair values.

	Fair Value as of March 31, 2008	Valuation Inputs
Cash and cash equivalents	$459,251	Level 1
Auction rate securities (included in other noncurrent assets) (1)	4,568	Level 2
Interest rate and cross currency swap liabilities (included in other noncurrent liabilities)	(63,520)	Level 2

(1) During the three months ended March 31, 2008, the Company determined these auction rate securities (original principal of $5.8 million) were further impaired and that the impairment continued to be other-than-temporary, resulting in a pretax loss of approximately $0.6 million, which is included in other expense.

As of January 1, 2008, the Company implemented SFAS No. 159, which gives companies the irrevocable option to carry most financial assets or liabilities at fair value, with changes in fair value recorded in earnings.   The Company did not elect to carry any of its financial assets or liabilities at fair value under the provisions of SFAS No. 159.

8.     EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$861	$778	$842	$1,039
Interest cost	3,612	1,801	1,509	1,319
Recognized actuarial (gain) loss	—	—	(124)	26
Amortization of prior service credits	(193)	(193)	(21)	(22)
Amortization of transition obligation	12	11	—	—
Expected return on plan assets	(4,100)	(2,191)	(126)	(118)
Net periodic benefit cost	$192	$206	$2,080	$2,244

The Company contributed $10.2 million to its pension plans during the three months ended March 31, 2008 and anticipates making additional contributions of up to $1.5 million to these plans during 2008. The Company contributed $1.2 million to its other postretirement benefit plans during the three months ended March 31, 2008 and anticipates making additional contributions of approximately $3.5 million to these plans during 2008.

9.     EQUITY-BASED COMPENSATION PLANS

As of March 31, 2008, $47.0 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.8 years. There were no significant capitalized equity-based compensation costs at March 31, 2008.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2008 (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2007	3,585	$28.45
Granted	278	$41.22	$20.85
Exercised	(56)	$18.43
Expired or forfeited	(207)	$59.34	$3.01
Outstanding and expected to vest at March 31, 2008	3,600	$27.82		$43,529
Exercisable at March 31, 2008	3,107	$26.57		$41,829

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $1.3 million and $25.5 million, respectively. All of the non-vested options at March 31, 2008 are expected to vest as they are primarily held by senior management and directors.

The exercise prices of outstanding options at March 31, 2008 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $16.50	1,248	4.8	$13.07	1,235	$13.05
16.51 to 24.00	952	5.4	$18.53	888	$18.44
24.01 to 49.21	944	6.1	$38.26	528	$37.91
49.22 to 90.16	456	2.1	$65.91	456	$65.91
$7.43 to $90.16	3,600	5.0	$27.82	3,107	$26.57

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.  The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three months ended March 31, 2008.  No stock option awards were granted in the three months ended March 31, 2007.

Three Months Ended March 31, 2008
Expected option term (in years)	7.0
Risk-free interest rate	3.0%
Expected volatility	45%
Expected dividend yield	0%
Weighted-average fair value at grant date	$20.85

Performance Share Units

The following table summarizes the performance share unit activity for the three months ended March 31, 2008 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2007	514	$24.29
Granted	329	$41.22
Forfeited	(3)	$41.22
Outstanding and non-vested at March 31, 2008	840	$30.86

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2008 (in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2007	495	$25.43
Granted	467	$41.21
Forfeited	(8)	$33.75
Outstanding and non-vested at March 31, 2008	954	$33.09

10.  SEGMENTS

As a result of the acquisition of Andrew, management reorganized its internal reporting structure, which consequently affects the Company’s reportable segments.  The Company’s four reportable segments, which align with the manner in which the business is managed, are as follows: Antenna, Cable and Cabinets Group (ACCG); Enterprise; Broadband; and Wireless Network Solutions (WNS).

The ACCG segment includes product offerings of primarily passive transmission devices for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas as well as secure environmental enclosures for electronic devices and equipment used by wireline and wireless providers.  The ACCG segment is largely composed of product lines that were part of legacy Andrew.

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

The WNS segment includes a variety of active electronic devices and services including power amplifiers, filters and tower mounted amplifiers, geolocation products, network optimization analysis systems, and engineering and consulting services as well as products that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways, airports and commercial buildings.  The WNS segment is entirely composed of product lines that were part of legacy Andrew.

The following tables provide summary financial information by segment as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 (in millions):

	As of March 31, 2008	As of December 31, 2007
Identifiable segment-related assets:
ACCG	$2,496.5	$2,560.0
Enterprise	372.1	352.6
Broadband	397.2	389.3
WNS	1,033.4	1,048.7
Total identifiable segment-related assets	4,299.2	4,350.6

Reconciliation to total assets:
Cash and cash equivalents	459.3	649.5
Deferred income taxes	148.9	106.5
Total assets	$4,907.4	$5,106.6

	Three Months Ended March 31,
	2008	2007
Net sales:
ACCG	$479.0	$87.1
Enterprise	211.5	200.9
Broadband	135.5	148.1
WNS	180.6	—
Inter-segment eliminations	(1.5)	(0.6)
Consolidated net sales	$1,005.1	$435.5

Operating income (loss):
ACCG	$20.4	$12.6
Enterprise	36.0	29.5
Broadband	3.3	21.6
WNS	(31.9)	—
Consolidated operating income	$27.8	$63.7

11.  SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2008	2007
Cash paid during the period for:
Income taxes	$12,153	$1,081
Interest	39,772	2,047

Non-cash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$76,607	$—
Assets acquired under capital lease	4,530	—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2008 and 2007 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies included in our 2007 Annual Report on Form 10-K.

Overview

CommScope, Inc. is a world leader in infrastructure solutions for communications networks. With the acquisition of Andrew Corporation (Andrew), we are a global leader in providing radio frequency subsystem solutions for wireless networks. Through our SYSTIMAX® and Uniprise® brands, we are also a global leader in structured cabling systems for business enterprise applications. In addition, we are the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and Fiber-to-the-Node (FTTN) applications.

As a result of the acquisition of Andrew, management reorganized its internal reporting structure and revised our reportable segments.  Our four reportable segments, which align with the manner in which the business is managed, are as follows: Antenna, Cable and Cabinets Group (ACCG); Enterprise; Broadband; and Wireless Network Solutions (WNS).

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2007 Annual Report on Form 10-K other than the implementation of SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  See Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 WITH THE THREE MONTHS ENDED MARCH 31, 2007

	Three Months Ended March 31,
	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$1,005.1	100.0%	$435.5	100.0%	$569.6	130.8%
Gross profit	216.4	21.5	131.9	30.3	84.5	64.0
SG&A expense	128.0	12.7	58.6	13.5	69.4	118.3
R&D expense	36.0	3.6	7.9	1.8	28.1	357.0
Amortization of purchased intangible assets	24.6	2.4	1.0	0.2	23.6	2,360.0
Restructuring costs	0.1	0.0	0.7	0.2	(0.6)	(81.9)
Net income (loss)	(11.0)	(1.1)	45.9	10.5	(56.9)	(124.1)
Earnings (loss) per diluted share	(0.16)		0.63

Net sales

The increase in net sales for the first quarter of 2008 over the first quarter of 2007 is attributable to the acquisition of  Andrew on December 27, 2007.  Net sales for Andrew during this period were $568.8 million, which included $11.3 million for the four day period from December 28, 2007 through December 31, 2007 and are included in the ACCG and WNS segments.  For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The year-over-year increase in gross profit of $84.5 million is attributable to the acquisition of Andrew.  Gross profit for the three months ended March 31, 2008 has been adversely affected by $52.8 million of purchase accounting adjustments, primarily related to the effect on first quarter cost of sales of the step-up of the acquired inventory to its estimated fair value less the costs to sell the inventory and $3.1 million related to amortization expense included in cost of sales related to certain intangible assets acquired in the Andrew acquisition.

Our gross profit margin for the three months ended March 31, 2008 was 21.5% compared to 30.3% for the comparable prior year period.  The gross profit margin excluding the impact of the purchase accounting adjustments and amortization expense discussed above is 27.1%.  This adjusted gross profit margin is lower than the prior period reflecting that legacy Andrew’s historical gross profit margins were lower than those of CommScope.

In response to increased raw material costs, we have announced price increases for certain cable products with the ACCG, Enterprise and Broadband segments.  These price increases are expected to provide limited benefit to gross profit in the second quarter, but more significant benefits in the second half of the year.

We expect continued volatility in the costs of certain raw materials, particularly copper, aluminum, plastics and other polymers. If raw material costs continue to increase and we delay implementing price increases or are unable to achieve market acceptance of announced or future price increases, gross profit may be adversely affected.  Price reductions in response to a significant decline in raw material costs may also have an adverse impact on gross profit.

Selling, general and administrative expense

The year-over-year increase in selling, general and administrative expense (SG&A) of $69.4 million was primarily due to the acquisition of Andrew.  As a result of the acquisition, we incurred $2.9 million in acquisition and integration related costs during the three months ended March 31, 2008 that are included in SG&A.  The decrease in SG&A expense as a percentage of sales can be primarily attributed to the increased level of net sales.

Research and development

Research and development (R&D) expense increased by $28.1 million year over year primarily as a result of the Andrew acquisition. R&D expense as a percentage of net sales increased to 3.6% for the three months ended March 31, 2008 compared to 1.8% for the three months ended March 31, 2007. This year-over-year increase in R&D expense as a percentage of net sales reflects the higher level of R&D spending required to support the Andrew products, particularly those in the WNS segment.  R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangibles

As a result of the Andrew acquisition, we recognized approximately $970 million of identifiable intangible assets, which increased our total amortization expense by $26.4 million to $28.5 million for the three months ended March 31, 2008.  Of the total amortization expense for the first quarter of 2008, $3.9 million relates to patents and technologies and is included in cost of sales.  In the comparable prior year period, $1.0 million of amortization expense was included in cost of sales.

Restructuring Costs

We recognized pretax restructuring costs of $0.1 million in the first quarter of 2008. These costs resulted from a $0.4 million charge related to initial restructuring actions as further actions are considered at one of legacy CommScope’s European manufacturing facilities.  This was partially offset by a $0.3 million gain realized on the sale of a parcel of real estate in Omaha that had been written down in a previous restructuring.  The restructuring costs incurred during the three months ended March 31, 2007 resulted from the continued implementation of the global manufacturing initiatives announced during the third quarter of 2005.  During the first quarter of 2008, we also added $2.5 million to the liability for restructuring activities as an adjustment to the preliminary allocation of the Andrew purchase price.

We anticipate that there will be additional restructuring charges recognized and additions to the liability for restructuring activities through further adjustments to the allocation of the Andrew purchase price during 2008.  We have announced the planned closing of a legacy CommScope manufacturing facility in Brazil which is expected to result in restructuring charges during the second and third quarters of 2008.  The level of such charges has not been determined.  Additional restructuring initiatives related to the Andrew integration are expected and the resulting charges or additions to the liability for restructuring activities as adjustments to the preliminary allocation of the Andrew purchase price could be material.

As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally.  We are attempting to sell or lease this unutilized space. As additional restructuring initiatives are implemented, additional excess real estate or equipment may be identified and impairment charges, which may be material, may be incurred.

Net interest income (expense)

We incurred net interest expense of $34.4 million during the three months ended March 31, 2008 compared to recognizing net interest income of $2.6 million for the three months ended March 31, 2007.  This change is the result of the significant borrowings undertaken and the cash, cash equivalents and short-term investments that were utilized to finance the Andrew acquisition.  Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of long-term financing costs, was 6.08% as of March 31, 2008 compared to 6.23% as of December 31, 2007.

Interest expense for the three months ended March 31, 2008 includes a $1.9 million charge related to ineffectiveness on the interest rate swap entered into to fix the interest rate on a portion of the debt incurred to finance the Andrew acquisition.  No material amount of additional ineffectiveness is expected over the remainder of the term of the interest rate swap.

Income taxes

Our effective income tax rate was 17.4% for the three months ended March 31, 2008 compared to 31.0% for the three months ended March 31, 2007. The tax provision for the three months ended March 31, 2008 reflects the impact of purchase accounting adjustments, primarily related to the increased costs of sales as a result of the step-up of inventory to its estimated fair value.  The effective rate excluding these purchase accounting items was 35.6%. Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, offset by U.S. state income taxes and valuation allowances for losses in certain foreign jurisdictions for which we cannot record tax benefits.  The effective tax rate (excluding purchase accounting) increased from the comparable prior year period due to the expiration of the U.S. research and development tax credit, tax rate increases enacted in China and an unfavorable shift in the geographic mix of earnings.

Segment Results

The pro forma information provided below is intended to show how CommScope’s results might have looked if the acquisition of Andrew had occurred as of January 1, 2007.  The Andrew amounts included in this pro forma information are based on Andrew’s actual results and, therefore, may not be indicative of the actual results when operated as part of CommScope.  No pro forma adjustments have been made other than combining CommScope’s historical results with those of

Andrew.  The pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

	Actual				Pro Forma
					Three months
	Three months ended				ended
	March 31,				March 31,
	2008		2007		2007
		% of Net		% of Net		% of Net	Dollar
	Amount	Sales	Amount	Sales	Amount	Sales	Change	% Change
	(dollars in millions)
Net sales by segment:
ACCG	$479.0	47.7%	$87.1	20.0%	$401.2	42.8%	$77.8	19.4%
Enterprise	211.5	21.0%	200.9	46.1%	200.9	21.4%	10.6	5.3%
Broadband	135.5	13.5%	148.1	34.0%	148.1	15.8%	(12.6)	(8.5)%
WNS	180.6	18.0%	—	0.0%	188.6	20.1%	(8.0)	(4.3)%
Inter-segment eliminations	(1.5)	(0.2)%	(0.6)	(0.1)%	(0.6)	(0.1)%	(0.9)	NM
Consolidated net sales	$1,005.1	100.0%	$435.5	100.0%	$938.2	100.0%	$66.9	7.1%

Total domestic sales	$504.4	50.2%	$299.2	68.7%	$488.7	52.1%	$15.7	3.2%
Total international sales	500.7	49.8%	136.3	31.3%	449.5	47.9%	51.2	11.4%
Total worldwide sales	$1,005.1	100.0%	$435.5	100.0%	$938.2	100.0%	$66.9	7.1%

Operating income (loss) by segment:
ACCG	$20.4	4.3%	$12.6	14.5%	$37.8	9.4%	$(17.4)	(46.0)%
Enterprise	36.0	17.0%	29.5	14.7%	29.5	14.7%	6.5	22.0%
Broadband	3.3	2.5%	21.6	14.6%	21.6	14.6%	(18.3)	(84.7)%
WNS	(31.9)	(17.7)%	—	0.0%	(16.4)	(8.7)%	(15.5)	NM
Consolidated operating income	$27.8	2.8%	$63.7	14.6%	$72.5	7.7%	$(44.7)	(61.7)%

Antenna, Cable and Cabinets Group Segment

The ACCG segment includes product offerings of primarily passive transmission devices for the wireless infrastructure market including base station antennas, coaxial cable and connectors, and microwave antennas and secure environmental enclosures for electronic devices and equipment used by wireline and wireless telecommunications providers.

Higher international and domestic sales of most product lines as well as the positive impact of foreign exchange rate changes drove the increase in ACCG segment net sales for the first quarter of 2008 as compared to the pro forma net sales for the comparable 2007 period.  The ACCG segment experienced strong international growth in the Asia Pacific region.

In response to increases in raw material costs, price increases have been announced for certain ACCG cable products, the impact of which should begin to be realized in the second quarter.

We expect demand for our ACCG products to be affected by wireless capacity expansion in emerging markets and growth in mobile data services in developed markets.

Operating income for the ACCG segment for the first quarter of 2008 includes the negative impact of $31.4 million from the step-up of inventory to its estimated fair value as a result of the acquisition of Andrew and approximately $16.5 million of incremental intangible asset amortization expense resulting from the preliminary purchase price allocation from the Andrew acquisition. These increased costs were somewhat offset by the benefits of higher sales volume in the quarter.

The impact on operating income from the step-up of the acquired inventory to its estimated fair value is expected to be substantially less in the remainder of 2008 than it was in the first quarter.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

The increase in Enterprise segment net sales was primarily driven by higher international sales volume with all major regions generating higher sales.  Domestic net sales were essentially unchanged from the prior year.  In response to higher raw material costs, price increases that are expected to begin to be realized during the second half of the year have been announced for several major product groups.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending.

The improvement in Enterprise segment operating income is primarily attributable to changes in product mix towards products that generate higher margins and the continued impact of cost reductions resulting from the global manufacturing initiatives.  Operating income was somewhat adversely affected by increased raw material costs during the first quarter of 2008. Operating income was favorably affected by a $0.8 million decrease in restructuring costs for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Broadband Segment

The Broadband segment primarily consists of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

The decrease in net sales of Broadband products primarily resulted from reduced sales volume to domestic cable system operators.  The slowdown in purchasing by these customers is largely attributable to the deterioration in general economic conditions, particularly the residential housing market.  Net international sales increased slightly, reflecting continued spending on new projects and system maintenance.  Net sales for the three months ended March 31, 2008 includes $5.5 million related to the Signal Vision product line that was acquired in May 2007.

The reduction in Broadband segment operating income largely reflects the impact of higher raw material prices, lower production volume due to the decline in domestic sales and charges related to a product warranty matter.  Operating income is expected to improve during the balance of 2008 as a result of higher projected sales volume, price increases that have been announced and are being implemented during the second quarter and cost reduction efforts. Further increases in raw material costs, a continued slowdown in purchasing by cable system operators and further charges for the warranty matter may limit the improvement in operating income.

Wireless Network Solutions Segment

The WNS segment includes a variety of active electronic devices and services including power amplifiers, filters and tower mounted amplifiers, geolocation products, network optimization analysis systems, and engineering and consulting services as well as products that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive, such as tunnels, subways, airports and commercial buildings.

WNS segment net sales decreased in the first quarter of 2008 compared to the comparable 2007 quarter primarily due to the divestiture of the Satellite Communications (SatCom) product line on January 31, 2008.  SatCom sales in the first quarter of 2008 and 2007 were $8.6 million and $30.7 million, respectively.  Excluding the impact of SatCom, WNS segment net sales increased 8.9% in the first quarter of 2008 as compared to the first quarter of 2007, primarily due to increased sales of filters and power amplifiers as well as the benefit of foreign exchange rate changes. These improvements were partially offset by decreased geolocation sales due to the completion of a large Middle East geolocation project in the March 2007 quarter.

WNS operating income for the first quarter of 2008 included the negative impact of $21.4 million from the step-up of inventory to its estimated fair value as a result of the acquisition of Andrew, $4.5 million of incremental intangible amortization from the Andrew acquisition preliminary purchase price allocation, and lower geolocation operating income compared to the first quarter of 2007 due to a major project that was completed during the first quarter of 2007.  Operating income from filter products benefited from improved product mix, higher volume, cost reductions and a rationalized product portfolio.  WNS operating income was also favorably affected by reduced SatCom losses as a result of the sale of the SatCom product line in January of 2008.

The impact on operating income from the step-up of the acquired inventory to its estimated fair value is expected to be substantially less in the remainder of 2008 than it was in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	As of
	March 31, 2008	December 31, 2007	Dollar Change	% Change

Cash and cash equivalents	$459.3	$649.5	$(190.2)	(29.3)%
Working capital, excluding cash and cash equivalents and current portion of long-term debt	859.0	831.4	27.6	3.3
Long-term debt, including current portion	2,305.3	2,595.8	(290.5)	(11.2)
Total capitalization (1)	3,657.6	3,875.8	(218.2)	(5.6)
Long-term debt as a percentage of total capitalization	63.0%	67.0%

(1)  Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity, both on a short-term and long-term basis, are cash and cash equivalents, short-term investments, cash flows provided by operations and availability under credit facilities. The primary uses of liquidity include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements, capital expenditures, payment of certain restructuring costs and funding of pension and other postretirement obligations.

The decrease in cash and cash equivalents during the quarter ended March 31, 2008 was primarily driven by $207.5 million disbursed in conjunction with exchanging substantially all of the 3.25% convertible debentures assumed in the Andrew acquisition into merger consideration and the payment of $56.2 million as part of the merger consideration paid to former Andrew shareholders as their Andrew shares were presented.  These decreases were partially offset by $80.2 million in net cash flow from operations.

The decrease in long-term debt was primarily the result of the exchange of substantially all of the 3.25% convertible debentures for merger consideration and the negotiated conversion of a portion of the 1% convertible debentures into shares of our common stock.  The decline in total capitalization was primarily driven by the cash portion of the merger consideration that was exchanged for the 3.25% convertible debentures. The reduction in long-term debt as a percentage of total capitalization resulted primarily from the reduction of debt.

Cash Flow Overview

	Three months ended
	March 31,		Dollar	%
	2008	2007	Change	Change

Net cash provided by operating activities	$80.2	$10.7	$69.5	649.5%
Net cash used in investing activities	(59.5)	(15.2)	(44.3)	291.1
Net cash provided by (used in) financing activities	(220.2)	24.9	(245.1)	NM

Operating Activities

During the three months ended March 31, 2008, operating activities provided $80.2 million in cash compared to $10.7 million during the three months ended March 31, 2007. During the three months ended March 31, 2008, a net loss of $11.0 million was offset by depreciation and amortization of $56.7 million, reductions in net accounts receivable of $46.3 million and a reduction in net inventory of $42.0. These items were somewhat offset by a reduction in accounts payable and other liabilities that included payments under annual bonus plans and payments of restructuring costs that had been accrued as part of the Andrew preliminary purchase price allocation.

We expect to continue to generate net cash from operations during 2008, primarily due to improved operating income from higher sales, including the Andrew business, the impact of our cost reduction efforts and the reduction in the level of working capital excluding cash and cash equivalents and the current portion of long-term debt.

Investing Activities

Investment in property, plant and equipment during the first quarter of 2008 increased by $7.7 million year over year to $11.8 million due to capital expenditures made by the acquired Andrew business.  We currently expect total capital expenditures of $80 million to $90 million in 2008 compared to $27.9 million in 2007. The expected capital spending during 2008 is primarily for expanding and upgrading production capability, cost reduction efforts and investments in information technology.

During the three months ended March 31, 2008, we received proceeds of approximately $8.5 million from the sale of the SatCom product line.  These proceeds were used to reduce the principal outstanding under our seven-year senior secured term loan.

During the three months ended March 31, 2008, we paid an additional $58.4 million in connection with the Andrew acquisition.  The majority ($56.2 million) of this cash outflow related to the payment of merger consideration to former Andrew shareholders.

Financing Activities

In connection with the exchange of substantially all of our 3.25% convertible senior subordinated debentures for merger consideration, we paid $207.5 million in cash, which is reflected as a financing use of cash, and issued 0.5 million shares of CommScope common stock, which is reflected as a non-cash transaction.  In connection with the negotiated conversion of $50.5 million in face value of our 1% convertible senior subordinated debentures, we issued 2.4 million shares of CommScope common stock, which is reflected as a non-cash transaction. We also made other principal repayments of $13.9 million, primarily to reduce the amount outstanding under our seven-year senior secured term loan.  We had availability under the $400 million revolving credit portion of the facilities of approximately $376 million and had no outstanding borrowings under the revolving credit portion as of March 31, 2008.

Management is evaluating our capital structure and may consider various alternatives, including but not limited to, reducing debt levels by making additional principal payments on our outstanding term loans or inducing additional conversions of some or all of our 1% convertible debentures or raising additional capital.

Future Cash Needs

We expect that our primary future cash needs will be debt service, working capital, capital expenditures and employee benefit obligations. We made contributions of $11.4 million to our pension and other postretirement benefit plans during the three months ended March 31, 2008. We expect to make additional contributions of up to $5.0 million to our pension and other postretirement benefit plans during 2008. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.

We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our senior secured revolving credit facility, will be sufficient to meet our presently anticipated future cash needs, including cash requirements related to restructuring initiatives or other costs related to the Andrew integration. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, continued economic weakness and uncertainties, changes in cost and availability of key raw materials and our ability to recover these costs from our customers through pricing; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; the risk that our internal production capacity and that of our contract manufacturers may be insufficient to meet customer demand or quality standards for our products; the risk that customers might cancel orders placed or that orders currently placed may reduce orders in the future; continuing consolidation among our customers; competitive pricing and acceptance of our products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets; increased obligations under employee benefit plans; ability to achieve expected sales growth and earnings goals; ability to achieve expected benefits from prior or future acquisitions; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws; variability in effective tax rate and ability to recover amounts recorded as value added tax receivables; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives; regulatory changes affecting us or the industries we serve; authoritative changes in generally accepted accounting principles by standard-setting bodies; political instability; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2007. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, our major market risk exposure relates to adverse fluctuations in interest rates, commodity prices and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. With the acquisition of Andrew, a greater portion of our sales are to foreign customers and are denominated in currencies other than the U.S. dollar.  Other than the increased level of exposure to foreign currency fluctuations, we believe our exposure associated with these market risks has not materially changed since December 31, 2007. We have not acquired any new derivative financial instruments since December 31, 2007 or terminated any derivative financial instruments that existed at that date.

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

Other than the migration of one of our major manufacturing facilities to a different enterprise resource planning (ERP) system, as discussed below, there were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2008, we completed the migration of the ERP system used at one of our major domestic manufacturing facilities to an ERP system used in other operations of the Company.  This migration was not in response to any identified weakness or deficiency in our internal control over financial reporting.

PART II — OTHER  INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

On October 25, 2005, TruePosition, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging that Andrew’s sale of certain mobile location products to a customer located in the Middle East infringed a TruePosition patent. Mobile location systems installed in wireless networks are used to determine the position of mobile devices. The complaint sought, among other things, injunctive relief and unspecified monetary damages.

On September 14, 2007, a jury ruled in favor of TruePosition, finding that Andrew had willfully infringed a single TruePosition patent in providing a mobile location system to the customer, and the jury awarded $45.3 million in damages to TruePosition. Management believes the verdict is in error and is seeking to have it reversed. The jury’s verdict, including the damage award, is subject to the outcome of various post-verdict motions that we are currently pursuing. In addition, the judge presiding over the case has not ruled on various equitable claims that Andrew presented to the judge as part of the post-trial submissions. In the event that we are unsuccessful in having the verdict set aside by the trial court, we intend to appeal.

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

As a result of the jury verdict in the case, a $45.3 million liability is included in other accrued liabilities as of March 31, 2008, which was our estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential losses.

At issue in the litigation with TruePosition is a patent that TruePosition argued was infringed by an Andrew U-TDOA mobile location system that is being deployed under multiple phases with the customer. Andrew was awarded the initial two phases with this customer for an expanded deployment of this strategic project which, when completed, will cover approximately a thousand cell sites. There are additional phases, not all of which have been awarded by the customer. The jury verdict includes claims related to all such cell sites, including those already installed and those to be installed. The patent at issue relates only to certain implementations using U-TDOA technology. As a result, other customer installations and projects that use different mobile location technologies are not impacted.

In March 2008, TruePosition Inc. served Andrew with a complaint in a lawsuit filed in the Superior Court, New Castle County in Delaware.  The suit alleges that Andrew breached certain patent license royalty obligations to TruePosition under a 2004 settlement agreement related to a prior lawsuit between the parties and alleges that Andrew owes TruePosition approximately $30 million.  The Company believes it has valid defenses and will vigorously defend itself in this action.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, the Company agreed with certain holders of its 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures to common stock.  Accordingly, $50.45 million of the debentures were converted into 2,393,513 shares of common stock (2,319,540 related to the original conversion ratio and 73,973 related to the inducement).  The conversion was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.                 EXHIBITS

10.1

Agreement, dated as of March 26, 2008, by and among CommScope, Inc., Andrew Corporation, Andrew Corporation Mauritius, Andes Industries, Inc., PCT International, Inc., PCT Mauritius Holding Limited, Mr. Steven Youtsey and PCT Broadband Telecommunications (Yantai) Co., Ltd. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 26, 2008 (File No. 1-12929)).

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

COMMSCOPE, INC.

May 7, 2008	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant