Form 10-Q
period 2008-06-30
COMMSCOPE INC
filed 2008-08-06
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐    No ☒

As of July 31, 2008 there were 70,224,892 shares of Common Stock outstanding.

CommScope, Inc.
Form 10-Q
June 30, 2008

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$1,087,377	$519,144	$2,092,471	$954,596

Operating costs and expenses:
Cost of sales	776,735	356,550	1,565,385	660,058
Selling, general and administrative	131,615	66,312	259,633	124,954
Research and development	34,269	8,453	70,234	16,322
Amortization of purchased intangibles	24,552	1,249	49,104	2,289
Restructuring costs	22,636	169	22,768	898
Total operating costs and expenses	989,807	432,733	1,967,124	804,521

Operating income	97,570	86,411	125,347	150,075
Other expense, net	(9,237)	(451)	(15,994)	(282)
Interest expense	(35,629)	(1,781)	(75,208)	(3,674)
Interest income	4,402	5,790	9,585	10,286

Income before income taxes	57,106	89,969	43,730	156,405
Income tax expense	(16,890)	(28,840)	(14,563)	(49,421)

Net income	$40,216	$61,129	$29,167	$106,984

Earnings per share:
Basic	$0.57	$1.00	$0.42	$1.76
Diluted	$0.50	$0.83	$0.38	$1.46

Weighted average shares outstanding:
Basic	69,974	61,380	68,694	60,817
Diluted	80,922	74,755	80,676	74,207

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited — In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
Assets

Cash and cash equivalents	$499,573	$649,451
Accounts receivable, less allowance for doubtful accounts of $19,686 at June 30, 2008 and $22,154 at December 31, 2007	884,306	793,366
Inventories, net	506,607	548,360
Prepaid expenses and other current assets	81,749	133,737
Deferred income taxes	79,811	106,476
Total current assets	2,052,046	2,231,390

Property, plant and equipment, net	524,777	525,305
Goodwill	1,280,251	1,211,214
Other intangibles, net	979,526	1,042,765
Other assets	71,600	95,897

Total Assets	$4,908,200	$5,106,571

Liabilities and Stockholders’ Equity

Accounts payable	$358,098	$350,615
Other accrued liabilities	334,583	399,944
Current portion of long-term debt	217,702	247,662
Total current liabilities	910,383	998,221

Long-term debt	2,084,432	2,348,157
Deferred income taxes	276,816	268,647
Pension and postretirement benefit liabilities	103,714	108,275
Other noncurrent liabilities	88,155	103,263
Total Liabilities	3,463,500	3,826,563

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 80,335,342 at June 30, 2008 and 77,070,029 at December 31, 2007; Issued and outstanding shares: 70,135,342 at June 30, 2008 and 66,870,029 at December 31, 2007	803	770
Additional paid-in capital	955,473	856,452
Retained earnings	574,774	545,607
Accumulated other comprehensive income	59,185	22,714
Treasury stock, at cost: 10,200,000 shares at June 30, 2008 and December 31, 2007	(145,535)	(145,535)
Total Stockholders’ Equity	1,444,700	1,280,008

Total Liabilities and Stockholders’ Equity	$4,908,200	$5,106,571

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited — In thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating Activities:
Net income	$29,167	$106,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,298	24,912
Equity-based compensation	9,892	5,000
Changes in assets and liabilities:
Accounts receivable	(69,817)	(84,623)
Inventories	52,480	(20,985)
Other assets and liabilities	(12,864)	27,409
Other	3,748	(838)
Net cash provided by operating activities	121,904	57,859

Investing Activities:
Additions to property, plant and equipment	(22,974)	(11,248)
Net purchases of short-term investments	—	(90,130)
Proceeds from disposal of property, plant and equipment	6,053	97
Proceeds from sale of product line	8,513	—
Cash paid for acquisitions	(60,686)	(16,392)
Other	(5,012)	—
Net cash used in investing activities	(74,106)	(117,673)

Financing Activities:
Principal payments on long-term debt	(224,926)	(17,300)
Proceeds from the issuance of shares under equity-based compensation plans	9,153	32,832
Tax benefit from the issuance of shares under equity-based compensation plans	3,402	15,253
Long-term financing costs	(246)	—
Net cash (used in) provided by financing activities	(212,617)	30,785

Effect of exchange rate changes on cash	14,941	634

Change in cash and cash equivalents	(149,878)	(28,395)
Cash and cash equivalents, beginning of period	649,451	276,042
Cash and cash equivalents, end of period	$499,573	$247,647

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
and Comprehensive Income

(Unaudited — In thousands, except share amounts)

			Six Months Ended
			June 30,
			2008	2007

Number of common shares outstanding:
Balance at beginning of period			66,870,029	59,734,533
Issuance of shares under equity-based compensation plans			387,064	1,864,683
Issuance of shares for conversion of convertible debentures			2,878,249	—
Balance at end of period			70,135,342	61,599,216

Common stock:
Balance at beginning of period			$770	$699
Issuance of shares under equity-based compensation plans			4	19
Issuance of shares for conversion of convertible debentures			29	—
Balance at end of period			$803	$718

Additional paid-in capital:
Balance at beginning of period			$856,452	$532,344
Issuance of shares under equity-based compensation plans			9,149	32,813
Tax benefit from shares issued under equity-based compensation plans			3,402	15,253
Equity-based compensation expense recognized			9,892	5,000
Issuance of shares for conversion of convertible debentures			76,578	—
Balance at end of period			$955,473	$585,410

Retained earnings:
Balance at beginning of period			$545,607	$346,821
Net income			29,167	106,984
Impact of adoption of FIN 48			—	(6,055)
Balance at end of period			$574,774	$447,750

Accumulated other comprehensive income:
Balance at beginning of period			$22,714	$4,775
Other comprehensive income, net of tax			36,471	3,608
Balance at end of period			$59,185	$8,383

Treasury stock, at cost:
Balance at beginning and end of period			$(145,535)	$(145,535)

Total stockholders’ equity			$1,444,700	$896,726

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Comprehensive income:
Net income	$40,216	$61,129	$29,167	$106,984
Other comprehensive income, net of tax:
Foreign currency translation gain	9,750	344	39,688	844
Foreign currency transaction gain on long-term intercompany loans	1,484	2,068	2,511	3,214
Gain (loss) on derivative financial instruments	24,731	(122)	(5,306)	(224)
Amortization of unrecognized pension and other postretirement benefit amounts	(200)	(113)	(422)	(226)
Total other comprehensive income, net of tax	35,765	2,177	36,471	3,608

Total comprehensive income	$75,981	$63,306	$65,638	$110,592

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In Thousands, Unless Otherwise Noted)

1.     BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc. and its wholly owned subsidiaries (CommScope or the Company) is a world leader in infrastructure solutions for communications networks. With the December 27, 2007 acquisition of Andrew Corporation (Andrew), the Company is a global leader in providing radio frequency subsystem solutions for wireless networks. Through its SYSTIMAX® and Uniprise® brands, the Company is also a global leader in structured cabling systems for business enterprise applications. In addition, CommScope is the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and Fiber-to-the-Node applications.

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2008 and 2007 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K). There were no changes in the Company’s significant accounting policies during the three or six months ended June 30, 2008 other than the implementation of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) (see Note 7).  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2007 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2007 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 11% of the Company’s total net sales during both the three and six months ended June 30, 2008, and approximately 26% and 27% of the Company’s total net sales during the three and six months ended June 30, 2007, respectively.  Sales to Anixter primarily originate within the Enterprise segment.

Net sales to Alcatel-Lucent, an original equipment manufacturer (OEM) for telecommunications companies, were less than 10% of the Company’s total net sales during the three and six months ended June 30, 2008, but accounted for approximately 13% and 12% of the Company’s total net sales during the three and six months ended June 30, 2007.  Sales to Alcatel-Lucent primarily originate within the Antenna, Cable and Cabinets Group segment.  Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company’s total net sales for the three and six months ended June 30, 2008 or 2007.

Accounts receivable from Anixter, Alcatel-Lucent and Nokia Siemens Networks represented approximately 13%, 10% and 10%, respectively, of net accounts receivable as of June 30, 2008. No other customer accounted for 10% or more of the Company’s net accounts receivable as of June 30, 2008.

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies in quality or performance of the Company’s products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. During the three and six months ended June 30, 2008, the Company recorded additions to the product warranty accrual as adjustments to the Andrew preliminary purchase price allocation as a result of additional information obtained regarding warranty exposure on certain products sold prior to CommScope’s acquisition of Andrew.  The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities, for the three and six months ended June 30, 2008 and 2007.  The beginning balance and the activity for the three and six months ended June 30, 2008 include the activity related to legacy Andrew products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product warranty accrual, beginning of period	$33,878	$2,103	$29,183	$2,090
Provision for warranty claims	5,496	1,829	9,369	1,843
Revision of Andrew purchase price allocation	4,787	—	14,162	—
Warranty claims paid	(7,919)	(220)	(16,472)	(221)
Product warranty accrual, end of period	$36,242	$3,712	$36,242	$3,712

Commitments and Contingencies

In 2007, a jury ruled in favor of TruePosition, Inc., finding that Andrew had willfully infringed a single TruePosition patent, and the jury awarded $45.3 million in damages to TruePosition (see Note 16 in the Notes to the Consolidated Financial Statements in the 2007 Form 10-K). As a result of the jury verdict, a $45.3 million liability was included in other accrued liabilities as of December 31, 2007.  On July 31, 2008, the court reduced the compensatory damages award to $18.6 million and awarded enhanced damages of $4.7 million for willful infringement.  As a result, the liability was reduced to $27.6 million (including interest) as of June 30, 2008, which represents the Company’s best estimate of the probable liability to TruePosition. Subject to the outcome of possible additional legal actions taken by the Company and/or TruePosition, the ultimate resolution of the TruePosition litigation may be materially different than the Company’s current estimate, which does not include legal fees the Company may incur in appeals or other proceedings. In addition to the TruePosition litigation described above, CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters, other than the TruePosition litigation, will have a materially adverse effect on the Company’s financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is based on net income adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options, restricted stock units, performance share units and convertible securities.

Below is a reconciliation of earnings and weighted average common shares and potential common shares outstanding for calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income for basic earnings per share	$40,216	$61,129	$29,167	$106,984
Effect of assumed conversion of convertible senior subordinated debentures	499	629	1,146	1,258
Income applicable to common shareholders for diluted earnings per share	$40,715	$61,758	$30,313	$108,242
Denominator:
Weighted average number of common shares outstanding for basic earnings per share	69,974	61,380	68,694	60,817
Effect of dilutive securities:
Employee stock options (a)	997	1,408	967	1,469
Restricted stock units and performance share units	776	473	693	427
Convertible senior subordinated debentures	9,175	11,494	10,322	11,494
Weighted average number of common and potential common shares outstanding for diluted earnings per share	80,922	74,755	80,676	74,207

(a)    Options to purchase approximately 0.7 million and 0.9 million common shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, because they would have been antidilutive.  No options to purchase common shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) as of January 1, 2007, resulting in a $4.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to opening retained earnings. In addition, the Company reduced a long-term deferred tax asset by $4.0 million with an offsetting reduction to opening retained earnings of $1.9 million and an increase of $2.1 million to long-lived assets as a purchase accounting adjustment related to the 2004 acquisition of Connectivity Solutions.

The liability for unrecognized tax benefits and related interest and penalties under FIN 48 was $61.4 million at June 30, 2008 and $68.0 million at December 31, 2007. Of the net decrease in this liability for the six months ended June 30, 2008, $3.9 million related to the effective settlement of various U.S. and foreign income tax audits that was recorded as a reduction of income tax expense.  The remainder of the net decrease was primarily related to amounts transferred to income taxes payable.

The Company’s effective income tax rate was 29.6% and 33.3% for the three and six months ended June 30, 2008, respectively, compared to 32.1% and 31.6% for the three and six months ended June 30, 2007, respectively. Income before income taxes for the three and six months ended June 30, 2008 includes $22.3 million and $25.5 million, respectively, of charges, primarily related to restructuring initiatives, for which tax benefits have not been recognized. Also included in income tax expense for the three and six months ended June 30, 2008 is the benefit of $3.9 million described above related to the settlement of tax audits. The Company’s effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, partially offset by U.S. state income taxes and valuation allowances for losses in certain foreign jurisdictions for which tax benefits cannot be recognized.

Impact of Newly Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) modifies how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) requires that acquisition related expenses and restructuring costs be expensed.  SFAS No. 141(R) will be implemented as of January 1, 2009 and will generally be effective, on a prospective basis, for transactions consummated on or after January 1, 2009.  Provisions of SFAS No. 141(R) related to the accounting for certain income tax assets and liabilities will also be effective for acquisitions completed prior to the effective date.  The Company is unable to determine the impact of adopting SFAS No. 141(R).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands required disclosure about an entity’s derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends guidance regarding the assumptions used in determining the useful lives of intangible assets that may be renewed or extended.  This FSP is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires the liability and equity components of convertible debt to be accounted for separately with interest expense recognized on the liability component at a non-convertible debt borrowing rate.  This FSP is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all past periods presented.  The Company does not expect this FSP to have an impact on its consolidated financial statements based upon the convertible debt instruments currently outstanding.

2.     ACQUISITIONS

Andrew Corporation

On December 27, 2007, CommScope completed its acquisition of Andrew. The total purchase price consisted of approximately $2.3 billion in cash and approximately 5.1 million shares of CommScope common stock, with a value of approximately $255 million. The cash portion of the purchase price was funded primarily through $2.1 billion of borrowings under new senior secured credit facilities. The Company prepared the following preliminary estimate of the acquisition date fair values of each major asset and liability category of Andrew as of June 30, 2008 (in millions):

Estimated Fair Value
Cash and cash equivalents	$165.7
Accounts receivable	590.7
Inventories	386.6
Other current assets	185.7
Property, plant and equipment	318.4
Identifiable intangible assets	970.4
Goodwill	1,125.7
Other noncurrent assets	38.5
Total assets	$3,781.7
Accounts payable	$279.9
Other accrued liabilities	212.8
Current portion of long-term debt	234.2
Long-term debt	11.7
Noncurrent pension and postretirement benefit liabilities	35.9
Noncurrent deferred tax liabilities	403.0
Other noncurrent liabilities	48.2
Total liabilities	$1,225.7
Net acquisition cost	$2,556.0

Revisions to the preliminary purchase price allocation from the initial allocation reflect new information received.  Such information included the determination that certain foreign earnings will be repatriated to the U.S., developments in the TruePosition litigation, warranty exposure from certain products exhibiting performance issues, asset valuations related to assets that were either sold or subject to sales agreements, updated information in support of identifiable intangible asset valuations and initial restructuring plans that have been put into place.  As additional information is obtained regarding these and other matters, including additional restructuring initiatives, there may be further adjustments to the preliminary purchase price allocation.

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

The following table presents consolidated results of operations for CommScope for the three and six months ended June 30, 2007 as though the acquisition had been completed as of January 1, 2007 (in millions, except per share amounts):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net sales	$1,064.8	$2,003.0
Net loss	(68.7)	(61.2)
Loss per share	(1.03)	(0.92)

The pro forma results above reflect pro forma adjustments for net interest expense, depreciation, amortization and related income taxes. No pro forma adjustments have been made to reverse asset impairments or to provide a tax benefit for Andrew’s actual net losses.

Net income during the three and six months ended June 30, 2008 includes certain charges that relate directly or indirectly to the acquisition, as listed below on a pretax basis (in millions):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Purchase accounting inventory adjustment	$4.7	$57.5
Acquisition and integration related costs	0.9	3.8

On January 31, 2008, the Company sold the Satellite Communications (SatCom) product line acquired as part of the Andrew acquisition to ASC Signal Corporation (ASC). The Company received $8.5 million in cash, $2.5 million in notes receivable due April 30, 2010, a 17.9% ownership interest in ASC and the potential for up to an additional $25.0 million of cash if certain financial targets are met over a three year period from the date of the divestiture. In addition, the Company will receive an additional note receivable for $2.5 million also due April 30, 2010, upon completion of certain manufacturing asset transfers, expected to be completed within one year of the sale. Net sales from the SatCom product line for the six months ended June 30, 2008 and 2007 were $11.6 million and $53.6 million, respectively.  No gain or loss was recognized on the sale of SatCom.

On March 26, 2008, the Company entered into an agreement to divest its minority interest in Andes Industries, Inc. (Andes), which had been acquired as part of the Andrew acquisition.  The agreement was approved by the United States Department of Justice on April 24, 2008 and the transaction was consummated on April 28, 2008.  No gain or loss was recognized on the disposal of the Andes interest.

Signal Vision, Inc.

On May 1, 2007, CommScope acquired substantially all of the assets and assumed certain current liabilities of Signal Vision, Inc., a leading supplier of broadband radio frequency subscriber products, for approximately $19.0 million, of which $18.5 million has been paid as of June 30, 2008 and the balance is payable by May 2009.  The acquisition is included within the Broadband segment and resulted in net sales of $4.6 million and $10.1 million for the three and six months ended June 30, 2008, respectively, and $4.2 million for the three and six months ended June 30, 2007.

The allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Estimated Fair Value	Amortization Period
	(in millions)	(in years)
Inventory	$4.4
Accounts receivable	2.5
Machinery and equipment	0.1
Intangible assets:
Customer base	5.2	9.7
Trade name	0.7	3.7
Patents and technologies	0.4	10.0
Other	3.0	5.0
Goodwill	3.1
Less: Current liabilities assumed	(0.4)
Total purchase price	$19.0

The weighted average estimated useful life of the amortizable intangible assets acquired is 7.8 years.

3.     BALANCE SHEET DATA

Inventories

	June 30, 2008	December 31, 2007
Raw materials	$144,623	$137,606
Work in process	133,579	158,721
Finished goods	228,405	252,033
	$506,607	$548,360

Other Current Accrued Liabilities

	June 30, 2008	December 31, 2007
Compensation and employee benefit liabilities	$112,499	$118,361
Purchase price payable	3,876	61,240
Litigation reserve	27,620	45,300
Warranty reserve	36,242	29,183
Restructuring reserve	45,259	34,695
Other	109,087	111,165
	$334,583	$399,944

4.     FINANCING

	June 30,	December 31,
	2008	2007
Seven-year senior secured term loan	$1,333,599	$1,350,000
Six-year senior secured term loan	750,000	750,000
1% convertible senior subordinated debentures	199,550	250,000
3.25% convertible senior subordinated debentures	105	231,264
Other	18,880	14,555
	2,302,134	2,595,819
Less current portion	(217,702)	(247,662)
	$2,084,432	$2,348,157

See Note 9 in the Notes to the Consolidated Financial Statements in the 2007 Form 10-K for information on the terms and conditions of the senior secured credit facilities. As of June 30, 2008, the Company had availability of approximately $372 million and no outstanding borrowings under the senior secured revolving credit facility. The weighted average effective interest rate on outstanding borrowings under the above debt instruments, including the effect of the interest rate swap (see Note 6 below) and amortization of associated loan fees was 6.03% and 6.23% at June 30, 2008 and December 31, 2007, respectively.

During the six months ended June 30, 2008, the Company agreed with certain holders of the 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures to common stock.  Accordingly, $50.45 million of the debentures were converted into 2,393,513 shares of common stock (2,319,540 related to the original conversion ratio and 73,973 related to the inducement).  As a result of the inducement, the Company recorded a $2.8 million pretax charge in other expense in the Condensed Consolidated Statement of Operations.

During the six months ended June 30, 2008, holders of substantially all of the 3.25% convertible senior subordinated debentures assumed in the Andrew acquisition chose to convert their debentures into the contractual merger consideration.  As a result, $207.5 million of cash was paid and 484,736 shares of CommScope common stock were issued.

See Note 9 in the Notes to the Consolidated Financial Statements in the 2007 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures. The 1% convertible senior debentures are classified as current liabilities as of June 30, 2008 because they may be redeemed by the holders on March 20, 2009.

5.     RESTRUCTURING COSTS

During the three and six months ended June 30, 2008, the Company recorded net restructuring charges of $22,636 and $22,768, respectively.  The net restructuring charges for the three months ended June 30, 2008 were primarily composed of $18,404 related to further restructuring actions at the Company’s legacy CommScope Belgian manufacturing facility and $3,917 related to restructuring actions at the Company’s legacy CommScope Brazilian manufacturing facility.  The restructuring charges recognized during the three and six months ended June 30, 2008 resulted from actions taken to lower the overall manufacturing cost structure following the Andrew acquisition.  The pretax restructuring charges recognized by the Company by segment during the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Antenna, Cable and Cabinets Group segment	$—	$—	$—	$86
Enterprise segment	890	—	610	488
Wireless Network Solutions segment	—	—	—	—
Broadband segment	21,746	169	22,158	324
Total	$22,636	$169	$22,768	$898

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Lease Termination Costs	Asset Impairment Charges	Equipment Relocation Costs	Total
Balance as of March 31, 2008	$24,158	$2,392	$—	$—	$26,550
Additional charge recorded	22,142	362	—	132	22,636
Revision of Andrew purchase price allocation	2,968	1,816	—	—	4,784
Cash paid	(8,257)	(831)	—	(132)	(9,220)
Foreign exchange and other non-cash items	470	39	—	—	509
Balance as of June 30, 2008	$41,481	$3,778	$—	$—	$45,259

Balance as of December 31, 2007	$32,506	$2,189	$—	$—	$34,695
Additional charge (recovery) recorded	22,554	362	(280)	132	22,768
Revision of Andrew purchase price allocation	4,905	2,374	—	—	7,279
Cash paid	(18,938)	(1,186)	—	(132)	(20,256)
Foreign exchange and other non-cash items	454	39	280	—	773
Balance as of June 30, 2008	$41,481	$3,778	$—	$—	$45,259

Employee-related costs include the expected severance costs and related benefits, accrued over the remaining period employees are required to work in order to receive severance benefits.  Lease termination costs relate to the cost of vacating leased facilities, net of anticipated sub-rental income.  Equipment relocation costs relate to the costs to uninstall, pack, ship and reinstall manufacturing equipment as well as the costs to prepare the receiving facility to accommodate the equipment. The Company expects to complete these restructuring actions by late 2009. Additional charges and purchase accounting adjustments are expected during the balance of 2008 as further restructuring plans related to the integration of Andrew operations and other cost reduction initiatives are implemented.

As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally, which is recorded in property, plant and equipment on the Condensed Consolidated Balance Sheets at the lower of cost or fair value.  The Company is attempting to sell or lease this unutilized space. As additional restructuring initiatives are implemented, additional excess property may be identified and impairment charges, which may be material, may be incurred.

6.     DERIVATIVES AND HEDGING ACTIVITIES

In December 2007, the Company entered into an interest rate swap agreement to hedge the variability of forecasted interest payments attributable to changes in interest rates on a portion of the term loans issued under the new senior secured credit facilities. Through this swap, the Company fixed the following notional amounts at 4.1275% (before application of the applicable margin): $1.5 billion from December 27, 2007 through December 31, 2008; $1.3 billion during 2009; $1.0 billion during 2010; and $400 million during 2011. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at June 30, 2008 and is expected to continue to be effective for the duration of the swap agreement. During the three and six months ended June 30, 2008, interest income (expense) of $0.2 million and $(1.7) million, respectively, was recognized as a result of hedge ineffectiveness related to the interest rate swap.  The fair value of the interest rate swap, reflected in other noncurrent liabilities, was $13.8 million as of June 30, 2008 and $4.5 million as of December 31, 2007.

During the three months ended June 30, 2008, the Company paid approximately $5.0 million to amend its cross currency swap of U.S. dollars for euros to reduce the notional amount from $14 million to $7 million. This payment is included as an investing use of cash on the Condensed Consolidated Statement of Cash Flows. Prior to this amendment, a portion of the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates.  Subsequent to this amendment, the entire swap is designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Pretax gains (losses) of $17 and $(49) on the portion designated as a fair value hedge are reflected in the Company’s Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007, respectively. Pretax losses of $(884) and $(90) on the portion designated as a fair value hedge are reflected in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007, respectively.  The designation of the hedging instrument as a fair value hedge was effective as of June 30, 2008 and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The fair value of the hedging instrument, reflected in other noncurrent liabilities, was $5.1 million and $8.7 million as of June 30, 2008 and December 31, 2007, respectively.

There were no reclassifications from accumulated other comprehensive income to earnings related to derivatives and hedging activities during the three and six months ended June 30, 2008 and 2007.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Accumulated net loss on derivative instruments, beginning of period	$(38,886)	$(5,303)	$(8,849)	$(5,201)
Gain (loss) on cross currency swap designated as a net investment hedge, net of taxes	81	(122)	(486)	(224)
Gain (loss) on interest rate swap designated as a cash flow hedge, net of taxes	24,650	—	(4,820)	—
Accumulated net loss on derivative instruments, end of period	$(14,155)	$(5,425)	$(14,155)	$(5,425)

During the three months ended June 30, 2008 and 2007, the income tax expense (benefit) related to the gain (loss) on the derivative financial instruments reported within other comprehensive income was $14,525 and $(72), respectively. During the six months ended June 30, 2008 and 2007, the income tax benefit related to the loss on the derivative financial instruments reported within other comprehensive income was $(3,116) and $(132), respectively.

7.  FAIR VALUE MEASUREMENTS

As of January 1, 2008, the Company implemented SFAS No. 157, which defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands disclosure requirements.  In February 2008, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis.  As a result of the delay, SFAS No. 157 will be applied to non-financial assets and liabilities for fiscal years beginning after November 15, 2008.

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

For financial assets and liabilities measured at fair value as of June 30, 2008, the following table provides the quantitative disclosures regarding the fair value.  A market approach, based on prices or other relevant information from market transactions involving identical or comparable assets or liabilities, was used to determine the fair values.

	Fair Value as of June 30, 2008	Valuation Inputs
Cash and cash equivalents	$499,573	Level 1
Auction rate securities (included in other noncurrent assets) (1)	4,568	Level 2
Interest rate and cross currency swap liabilities (included in other noncurrent liabilities)	(18,926)	Level 2

(1) During the six months ended June 30, 2008, the Company determined these auction rate securities (original principal of $5.8 million) were further impaired and that the impairment was other-than-temporary, resulting in a pretax loss of approximately $0.6 million, which is included in other expense.

The provisions of SFAS No. 159 became effective for the Company as of January 1, 2008.  This standard gives companies the irrevocable option to carry most financial assets or liabilities at fair value, with changes in fair value recorded in earnings. The Company did not elect to carry any of its financial assets or liabilities at fair value under the provisions of SFAS No. 159.

8.     EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$872	$785	$842	$1,039
Interest cost	3,620	1,804	1,509	1,319
Recognized actuarial (gain) loss	—	—	(124)	25
Amortization of prior service credit	(192)	(193)	(21)	(21)
Amortization of transition obligation	13	11	—	—
Expected return on plan assets	(4,106)	(2,195)	(126)	(119)
Net periodic benefit cost	$207	$212	$2,080	$2,243

	Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$1,733	$1,563	$1,684	$2,078
Interest cost	7,232	3,605	3,018	2,638
Recognized actuarial (gain) loss	—	—	(248)	51
Amortization of prior service credit	(385)	(386)	(42)	(43)
Amortization of transition obligation	25	22	—	—
Expected return on plan assets	(8,206)	(4,386)	(252)	(237)
Net periodic benefit cost	$399	$418	$4,160	$4,487

The Company contributed approximately $0.5 million and $10.7 million to its pension plans during the three and six months ended June 30, 2008, respectively, and anticipates making additional contributions of approximately $1.0 million to these plans during 2008. The Company contributed approximately $1.2 million and $2.4 million to its other postretirement benefit plans during the three and six months ended June 30, 2008, respectively, and anticipates making additional contributions of approximately $2.4 million to these plans during 2008.

9.              EQUITY-BASED COMPENSATION PLANS

As of June 30, 2008, $41.9 million of unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 2.2 years. There were no significant capitalized equity-based compensation costs at June 30, 2008.

Stock Options

The following table summarizes the stock option activity for the three and six months ended June 30, 2008 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at March 31, 2008	3,600	$27.82
Exercised	(331)	$24.53
Expired or forfeited	(39)	$61.25	$8.86
Outstanding and expected to vest at June 30, 2008	3,230	$27.75		$86,513

Outstanding and expected to vest at December 31, 2007	3,585	$28.45
Granted	278	$41.22	$20.85
Exercised	(387)	$23.65
Expired or forfeited	(246)	$59.66	$3.98
Outstanding and expected to vest at June 30, 2008	3,230	$27.75		$86,513
Exercisable at June 30, 2008	2,756	$26.30		$78,617

The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $8.4 million and $9.8 million, respectively.  The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $18.4 million and $44.0 million, respectively.  All of the non-vested options at June 30, 2008 are expected to vest as they are primarily held by senior management and directors.

The exercise prices of outstanding options at June 30, 2008 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$ 7.43 to $16.50	1,177	4.6	$12.98	1,177	$12.98
$16.51 to $24.00	809	5.4	$18.63	745	$18.52
$24.01 to $52.76	845	6.3	$38.50	435	$38.36
$52.77 to $75.48	399	1.7	$67.01	399	$67.01
$ 7.43 to $75.48	3,230	4.9	$27.75	2,756	$26.30

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.  The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the six months ended June 30, 2008.  No stock option awards were granted in the three months ended June 30, 2008 or the three or six months ended June 30, 2007.

Six Months Ended June 30, 2008
Expected option term (in years)	7.0
Risk-free interest rate	3.0%
Expected volatility	45%
Expected dividend yield	0%
Weighted-average fair value at grant date	$20.85

Performance Share Units

The following table summarizes the performance share unit activity for the three and six months ended June 30, 2008 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at March 31, 2008	840	$30.86
Forfeited	(2)	$41.22
Outstanding and non-vested at June 30, 2008	838	$30.82

Outstanding and non-vested at December 31, 2007	514	$24.29
Granted	329	$41.22
Forfeited	(5)	$41.22
Outstanding and non-vested at June 30, 2008	838	$30.82

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three and six months ended June 30, 2008 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at March 31, 2008	954	$33.09
Forfeited	(9)	$38.94
Outstanding and non-vested at June 30, 2008	945	$33.00

Outstanding and non-vested at December 31, 2007	495	$25.43
Granted	467	$41.21
Forfeited	(17)	$36.58
Outstanding and non-vested at June 30, 2008	945	$33.00

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

The following table provides summary asset information by segment as of June 30, 2008 and December 31, 2007 (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007
Identifiable segment related assets:
ACCG	$2,496.9	$2,560.0
Enterprise	394.6	352.6
WNS	1,018.5	1,048.7
Broadband	418.8	389.3
Total identifiable segment related assets	4,328.8	4,350.6

Reconciliation to total assets:
Cash and cash equivalents	499.6	649.5
Deferred income taxes	79.8	106.5
Total assets	$4,908.2	$5,106.6

The following table presents the allocation of goodwill, including the preliminary goodwill allocation arising from the Andrew acquisition, to reportable segments as of June 30, 2008 and December 31, 2007 (in millions):

	As of	As of
	June 30,	December 31,
	2008	2007
Goodwill allocation:
ACCG	$822.5	$760.9
Enterprise	20.9	20.9
WNS	303.2	295.9
Broadband	133.7	133.5
Total goodwill	$1,280.3	$1,211.2

The following table provides net sales and operating income (loss) by segment for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
ACCG	$500.2	$116.7	$979.2	$203.8
Enterprise	243.1	239.4	454.6	440.3
WNS	185.4	—	366.0	—
Broadband	163.7	163.4	299.2	311.5
Inter-segment eliminations	(5.0)	(0.4)	(6.5)	(1.0)
Consolidated net sales	$1,087.4	$519.1	$2,092.5	$954.6

Operating income (loss):
ACCG	$66.1	$18.3	$86.4	$30.9
Enterprise	40.9	47.8	76.9	77.3
WNS	(0.7)	—	(32.6)	—
Broadband	(8.7)	20.3	(5.4)	41.9
Consolidated operating income	$97.6	$86.4	$125.3	$150.1

11.  SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2008	2007
Cash paid during the period for:
Income taxes, net of refunds	$7,616	$27,724
Interest	70,215	2,628

Noncash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$76,607	—
Assets acquired under capital lease	4,830	—

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2008 and 2007 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2007 Annual Report on Form 10-K.

Overview

CommScope, Inc. is a world leader in infrastructure solutions for communications networks. With the acquisition of Andrew Corporation (Andrew), we are a global leader in providing radio frequency subsystem solutions for wireless networks. Through our SYSTIMAX® and Uniprise® brands, we are also a global leader in structured cabling systems for business enterprise applications. In addition, we are the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and Fiber-to-the-Node applications.

                As a result of the acquisition of Andrew, management reorganized its internal reporting structure and revised our reportable segments.  Our four reportable segments, which align with the manner in which the business is managed, are as follows: Antenna, Cable and Cabinet Group (ACCG); Enterprise; Broadband; and Wireless Network Solutions (WNS).

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

	Three Months Ended June 30,
	2008		2007
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions, except per share amounts)
Net sales	$1,087.4	100.0%	$519.1	100.0%	$568.3	109.5%
Gross profit	310.6	28.6	162.6	31.3	148.0	91.1
SG&A expense	131.6	12.1	66.3	12.8	65.3	98.5
R&D expense	34.3	3.2	8.5	1.6	25.8	305.4
Amortization of purchased intangible assets	24.6	2.3	1.2	0.2	23.4	1,865.7
Restructuring costs	22.6	2.1	0.2	0.0	22.4	13,294.1
Net income	40.2	3.7	61.1	11.8	(20.9)	(34.2)
Earnings per diluted share	0.50		0.83		(0.33)	(39.8)

	Six Months Ended June 30,
	2008		2007
		% of		% of
		Net		Net	Dollar	%
	Amount	Sales	Amount	Sales	Change	Change
	(dollars in millions, except per share amounts)
Net sales	$2,092.5	100.0%	$954.6	100.0%	$1,137.9	119.2%
Gross profit	527.1	25.2	294.5	30.9	232.6	79.0
SG&A expense	259.6	12.4	125.0	13.1	134.6	107.8
R&D expense	70.2	3.4	16.3	1.7	53.9	330.3
Amortization of purchased intangible assets	49.1	2.3	2.3	0.2	46.8	2,045.2
Restructuring costs	22.8	1.1	0.9	0.1	21.9	2,435.4
Net income	29.2	1.4	107.0	11.2	(77.8)	(72.7)
Earnings per diluted share	0.38		1.46		(1.08)	(74.0)

Net sales

The increase in net sales for the three and six months ended June 30, 2008 over the comparable prior year periods is primarily attributable to the acquisition of Andrew on December 27, 2007.  Net sales for Andrew during the three and six months ended June 30, 2008 were $581.0 million and $1,149.9 million, respectively, and are included in the ACCG and WNS segments.  Net sales of $11.3 million for the four day period from December 28, 2007 to December 31, 2007 are included in sales for the six months ended June 30, 2008. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The year-over-year increase in gross profit of $148.0 million and $232.6 million for the three and six months ended June 30, 2008, respectively, is primarily attributable to the acquisition of Andrew.  Gross profit for the three and six months ended June 30, 2008 was adversely affected by $4.7 million and $57.5 million, respectively, of purchase accounting adjustments, primarily related to the effect on cost of sales of the step-up of the acquired inventory to its estimated fair value less the costs to sell the inventory.  Cost of sales for the three and six months ended June 30, 2008 includes amortization expense of $3.9 million and $7.8 million, respectively, related to intangible assets.

Our gross profit margin for the three months ended June 30, 2008 was 28.6% compared to 31.3% for the comparable prior year period.  The gross profit margin for the three months ended June 30, 2008, excluding the impact of the purchase accounting adjustments and amortization expense discussed above, was 29.4%.  Our gross profit margin for the six months ended June 30, 2008 was 25.2% compared to 30.9% for the comparable prior year period.  The gross profit margin for the six months ended June 30, 2008, excluding the impact of the purchase accounting adjustments and amortization expense discussed above, was 28.3%.  These adjusted gross profit margins are lower than the prior periods reflecting legacy Andrew products whose historical gross profit margins were lower than those of CommScope and a reduction in certain legacy CommScope product lines, particularly in the Broadband segment (see the section titled “Segment Results” below).

In response to increased raw material costs, we announced price increases for certain cable products within the ACCG, Enterprise and Broadband segments.  These price increases provided slight benefit to gross profit in the second quarter and are expected to provide more significant benefits in the second half of the year.

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

Selling, general and administrative expense

The increase in selling, general and administrative expense (SG&A) for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily due to the acquisition of Andrew.  Included in SG&A for the three and six months ended June 30, 2008 are acquisition and integration related costs of $0.9 million and $3.8 million, respectively.  The reduction in SG&A expense as a percentage of net sales is a result of the higher sales levels.

Research and development

Research and development (R&D) expense increased by $25.8 million and $53.9 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007 primarily as a result of the Andrew acquisition.  R&D expense as a percentage of net sales increased to 3.2% and 3.4% for the three and six months ended June 30, 2008, respectively, as compared to 1.6% and 1.7% for the comparable 2007 three and six month periods.  This year-over-year increase in R&D expense as a percentage of net sales reflects the higher level of R&D spending required to support the Andrew products, particularly those in the WNS segment. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangibles

As a result of the Andrew acquisition, we recognized approximately $970 million of identifiable intangible assets, which increased our total amortization expense by $26.5 million to $28.5 million for the three months ended June 30, 2008 and by $52.8 million to $56.9 million for the six months ended June 30, 2008.  Of the total amortization expense for the three and six months ended June 30, 2008, $3.9 million and $7.8 million, respectively, relates to patents and technologies and is included in cost of sales.  In the comparable prior year periods, amortization expense of $0.8 million and $1.8 million was included in cost of sales.

Restructuring Costs

We recognized pretax restructuring costs of $22.6 million and $22.8 million during the three and six months ended June 30, 2008, respectively, compared with $0.2 million and $0.9 million during the comparable periods ended June 30, 2007, respectively.  The restructuring costs in the three months ended June 30, 2008 included an $18.4 million charge related to restructuring actions at legacy CommScope’s Belgian manufacturing facility and a $3.9 million charge related to restructuring actions at the legacy CommScope Brazilian manufacturing facility. Both of these facilities have primarily supported operations of the Broadband segment. The restructuring costs incurred during the three and six months ended June 30, 2008 resulted from an effort to lower the overall manufacturing cost structure of the Company following the Andrew acquisition.

We anticipate that there will be additional restructuring charges recognized and additions to the liability for restructuring activities through further adjustments to the preliminary allocation of the Andrew purchase price during 2008.  We have announced the consolidation of certain legacy Andrew cable and antenna production operations, which may result in the closure of locations in the Stratford, England area and changes at other facilities.  The costs associated with this initiative, which have not yet been determined, are expected to be recognized primarily as an adjustment to the preliminary purchase price allocation. In addition, we have also announced the planned closure of a legacy CommScope manufacturing facility in Australia which is expected to result in restructuring charges during the third and fourth quarters of 2008. The level of such charges has not been determined. We expect to complete these restructuring actions by late 2009. Additional restructuring initiatives related to the Andrew integration or cost reduction efforts are being evaluated and any resulting charges or additions to the liability for restructuring activities as adjustments to the preliminary allocation of the Andrew purchase price could be material.

As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally.  We are attempting to sell or lease this unutilized space. As additional restructuring initiatives are implemented, additional excess real estate or equipment may be identified and impairment charges, which may be material, may be incurred.

Other expense, net

During the three and six months ended June 30, 2008, net other expense increased $8.8 million and $15.7 million, respectively, due primarily to foreign exchange losses of $9.0 million and $11.8 million, respectively.  Also included in net other expense for the six months ended June 30, 2008, is a $2.8 million cost related to the inducement of our 1% senior subordinated convertible debentures and a $0.6 million impairment of our auction rate securities.

Net interest income (expense)

We incurred net interest expense of $31.2 million and $65.6 million during the three and six months ended June 30, 2008, respectively, compared to recognizing net interest income of $4.0 million and $6.6 million for the three and six months ended June 30, 2007, respectively. This change is the result of the significant borrowings undertaken and the cash, cash equivalents and short-term investments that were utilized to finance the Andrew acquisition.  Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of long-term financing costs, was 6.03% as of June 30, 2008 compared to 6.23% as of December 31, 2007.

Interest expense for the three and six months ended June 30, 2008 includes a $0.2 million benefit and a $1.7 million charge, respectively, related to ineffectiveness on the interest rate swap entered into to fix the interest rate on a portion of the debt incurred to finance the Andrew acquisition.  No material amount of additional ineffectiveness is expected over the remainder of the term of the interest rate swap.

Income taxes

Our effective income tax rate was 29.6% and 33.3% for the three and six months ended June 30, 2008, respectively, compared to 32.1% and 31.6% for the three and six months ended June 30, 2007, respectively. Income before income taxes for the three and six months ended June 30, 2008 includes $22.3 million and $25.5 million, respectively, of charges primarily related to restructuring initiatives, for which we do not expect to realize tax benefits. Also included in the income tax provision for the three and six months ended June 30, 2008 is a benefit of $3.9 million related to the settlement of various U.S. and foreign income tax audits. The effective rate excluding these items was 26.1% and 26.6% for the three and six months ended June 30, 2008, respectively. Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, partially offset by U.S. state income taxes and valuation allowances for losses in certain foreign jurisdictions for which we cannot record tax benefits.  The effective tax rate (excluding the items noted above) decreased from the comparable prior year periods primarily due to a shift in the geographic mix of earnings as a result of the Andrew acquisition.

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

	Actual				Pro Forma
	Three Months Ended June 30,				Three Months Ended June 30, 2007
	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
ACCG	$500.2	46.0%	$116.7	22.4%	$466.7	43.8%	$33.5	7.2%
Enterprise	243.1	22.4%	239.4	46.1%	239.4	22.5%	3.7	1.5%
WNS	185.4	17.1%	—	—%	195.7	18.4%	(10.3)	(5.3)%
Broadband	163.7	15.1%	163.4	31.5%	163.4	15.3%	0.3	0.2%
Inter-segment eliminations	(5.0)	(0.5)%	(0.4)	(0.0)%	(0.4)	(0.0)%	(4.6)	NM
Consolidated net sales	$1,087.4	100.0%	$519.1	100.0%	$1,064.8	100.0%	$22.6	2.1%

Total domestic sales	$502.7	46.2%	$359.0	69.2%	$550.3	51.7%	$(47.6)	(8.6)%
Total international sales	584.7	53.8%	160.1	30.8%	514.5	48.3%	70.2	13.6%
Total worldwide sales	$1,087.4	100.0%	$519.1	100.0%	$1,064.8	100.0%	$22.6	2.1%

Operating income (loss) by segment:
ACCG	$66.1	13.2%	$18.3	15.7%	$49.4	10.6%	$16.7	33.8%
Enterprise	40.9	16.8%	47.8	20.0%	47.8	20.0%	(6.9)	(14.4)%
WNS	(0.7)	(0.4)%	—	—%	(116.8)	(59.7)%	116.1	NM
Broadband	(8.7)	(5.5)%	20.3	12.4%	20.3	12.4%	(29.0)	NM
Consolidated operating income	$97.6	9.0%	$86.4	16.6%	$0.7	0.0%	$96.9	NM

	Actual				Pro Forma
	Six Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Net sales by segment:
ACCG	$979.2	46.8%	$203.8	21.4%	$867.9	43.3%	$111.3	12.8%
Enterprise	454.6	21.7%	440.3	46.1%	440.3	22.0%	14.3	3.2%
WNS	366.0	17.5%	—	—%	384.3	19.1%	(18.3)	(4.8)%
Broadband	299.2	14.3%	311.5	32.6%	311.5	15.6%	(12.3)	(3.9)%
Inter-segment eliminations	(6.5)	(0.3)%	(1.0)	(0.0)%	(1.0)	(0.0)%	(5.5)	NM
Consolidated net sales	$2,092.5	100.0%	$954.6	100.0%	$2,003.0	100.0%	$89.5	4.5%

Total domestic sales	$1,007.1	48.1%	$658.2	69.0%	$1,039.0	51.9%	$(31.9)	(3.1)%
Total international sales	1,085.4	51.9%	296.4	31.0%	964.0	48.1%	121.4	12.6%
Total worldwide sales	$2,092.5	100.0%	$954.6	100.0%	$2,003.0	100.0%	$89.5	4.5%

Operating income (loss) by segment:
ACCG	$86.4	8.8%	$30.9	15.2%	$87.4	10.1%	$(1.0)	(1.1)%
Enterprise	76.9	16.9%	77.3	17.6%	77.3	17.6%	(0.4)	(0.5)%
WNS	(32.6)	(8.9.)%	—	—%	(133.3)	(34.7)%	100.7	NM
Broadband	(5.4)	(1.8)%	41.9	13.5%	41.9	13.5%	(47.3)	NM
Consolidated operating income	$125.3	6.0%	$150.1	15.7%	$73.3	3.7%	$52.0	70.9%

Antenna, Cable and Cabinet Group

The ACCG segment includes product offerings of primarily passive transmission devices for the wireless infrastructure market including base station antennas, coaxial cable and connectors, and microwave antennas and secure environmental enclosures for electronic devices and equipment used by wireline and wireless telecommunications providers.

Higher international sales of most product lines as well as the positive impact of foreign exchange rate changes were primarily responsible for the increase in ACCG segment net sales for the three and six months ended June 30, 2008 as compared to the pro forma net sales for the comparable 2007 periods.  For the three and six months ended June 30, 2008, the ACCG segment experienced particularly strong international growth in the Europe, Middle East and Africa (EMEA) region.  Higher sales of microwave antennas and base station antennas contributed to the increase in ACCG net sales in the three and six months ended June 30, 2008 as compared to pro forma 2007 net sales for the same periods.  These increased sales were somewhat offset by lower wireline sales for both the three and six months ended June 30, 2008.

In response to increases in raw material costs, price increases have been announced for certain ACCG cable products, the impact of which should begin to be realized in the second half of 2008.

We expect demand for our ACCG products to be affected by wireless capacity expansion in emerging markets and growth in mobile data services in developed markets.

Operating income for the ACCG segment for the three and six months ended June 30, 2008 includes the negative impact of $0.3 million and $31.7 million, respectively, from the step-up of inventory to its estimated fair value as a result of the acquisition of Andrew and approximately $16.9 million and $33.3 million, respectively, of incremental intangible asset amortization expense resulting from the preliminary purchase price allocation from the Andrew acquisition. These increased costs were offset by the benefits of higher sales volumes and cost reduction synergies realized in both the three and six months ended June 30, 2008.

Enterprise

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

The increase in Enterprise segment net sales for the three and six months ended June 30, 2008 over the comparable prior year periods was primarily driven by higher international sales volume with all major regions generating higher sales.  Domestic net sales were slightly lower in the three and six months ended June 30, 2008 than in the comparable prior year periods.  In response to higher raw material costs, price increases for several major product groups were announced earlier in the year and more price increases are expected to be announced in the third quarter of 2008.  These price increases are expected to provide benefits during the second half of 2008.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending.

The year-over-year decline in Enterprise segment operating income for the three months ended June 30, 2008 is primarily attributable to flat sales, increased raw material costs and increasing selling and marketing costs. For the six months ended June 30, 2008, operating income was essentially unchanged when compared to the six months ended June 30, 2007. Operating income was also adversely affected by a $0.9 million and $0.1 million increase in restructuring costs for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Wireless Network Solutions

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

WNS segment net sales decreased during the three and six months ended June 30, 2008 compared to the comparable pro forma 2007 periods primarily due to the divestiture of the Satellite Communications (SatCom) product line on January 31, 2008.  SatCom sales for the three and six months ended June 30, 2008 were $3.0 million and $11.6 million, respectively, as compared to $22.9 million and $53.6 million for the pro forma three and six months ended June 30, 2007.  The SatCom sales subsequent to its divestiture relate to transition services.  Excluding the impact of SatCom, WNS segment net sales increased 5.5% and 6.9% during the three and six months ended June 30, 2008, respectively, as compared to the comparable pro forma 2007 periods, primarily due to increased sales of repeaters, filters and tower mounted amplifiers.  Net sales in the WNS segment also benefited from changes in foreign exchange rates in both the three and six months ended June 30, 2008. Net sales of geolocation products in the WNS segment are not material and are not expected to be materially impacted by developments in the TruePosition litigation (see Part II—Other Information, Item 1—Legal Proceedings).

WNS segment operating income for the three and six months ended June 30, 2008 improved over the comparable prior year periods primarily due to an asset impairment charge of $107.9 million that was recorded in the pro forma three months ended June 30, 2007.  WNS operating income for the three and six months ended June 30, 2008 included the negative impact of $4.4 million and $25.8 million, respectively, from the step-up of inventory to its estimated fair value as a result of the acquisition of Andrew and $4.9 million and $9.4 million, respectively, of incremental intangible amortization from the Andrew acquisition preliminary purchase price allocation.  Operating income from filter products benefited from improved product mix, higher volume, cost reductions and a rationalized product portfolio.  WNS operating income was also favorably affected by reduced SatCom losses as a result of the sale of the SatCom product line in January 2008.

Broadband

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

Broadband segment net sales were essentially flat in the three months ended June 30, 2008 as compared to the comparable prior year period due to a decline in domestic sales that was offset by stronger international sales, particularly in Central and Latin America. The decrease in net sales of Broadband products for the six months ended June 30, 2008 as compared to the comparable prior year period primarily resulted from reduced sales volume to domestic cable system operators.  The slowdown in purchasing by these domestic customers is largely attributable to the deterioration in general economic conditions, particularly the residential housing market.  The increase in international sales reflects continued

spending on new projects and system maintenance.  Net sales for the three and six months ended June 30, 2008 includes incremental net sales of $1.4 million and $6.9 million, respectively, related to the Signal Vision product line that was acquired in May 2007.

The reduction in Broadband segment operating income for the three and six months ended June 30, 2008 as compared to the same periods in the prior year is primarily due to an increase of $21.6 million and $21.8 million in restructuring charges, respectively.  In addition to the restructuring charges, operating income in the Broadband segment declined due to the impact of higher raw material prices, lower production volume due to the decline in domestic sales and product warranty charges of $2.8 million and $4.6 million in the three and six months ended June 30, 2008, respectively, related to an isolated manufacturing defect. Operating income is expected to improve during the balance of 2008 as a result of higher projected sales volume, price increases that have been announced and price increases that are expected to be announced in the third quarter of 2008. Further increases in raw material costs, a continued slowdown in purchasing by cable system operators and further charges for the warranty matter may limit the improvement in operating income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	As of
	June 30, 2008	December 31, 2007	Dollar Change	% Change

Cash and cash equivalents	$499.6	$649.5	$(149.9)	(23.1)%
Working capital, excluding cash and cash equivalents and current portion of long-term debt	859.8	831.4	28.4	3.4
Long-term debt, including current portion	2,302.1	2,595.8	(293.7)	(11.3)
Total capitalization (1)	3,746.8	3,875.8	(129.0)	(3.3)
Long-term debt as a percentage of total capitalization	61.4%	67.0%

(1)  Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity, both on a short-term and long-term basis, are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. The primary uses of liquidity include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements, capital expenditures, payment of certain restructuring costs and funding of pension and other postretirement obligations.

The decrease in cash and cash equivalents during the six months ended June 30, 2008 was primarily driven by $207.5 million disbursed in conjunction with exchanging substantially all of the 3.25% convertible debentures assumed in the Andrew acquisition into merger consideration and the payment of $57.0 million as part of the merger consideration paid to former Andrew shareholders as their Andrew shares were presented.  These decreases were offset by $121.9 million in net cash flow from operations.

The decrease in long-term debt and the reduction in long-term debt as a percentage of total capitalization were primarily the result of the exchange of substantially all of the 3.25% convertible debentures for merger consideration and the negotiated conversion of a portion of the 1% convertible debentures into shares of our common stock.  The decline in total capitalization was primarily driven by the cash portion of the merger consideration that was exchanged for the 3.25% convertible debentures.

Cash Flow Overview

	Six Months Ended June 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Net cash provided by operating activities	$121.9	$57.9	$64.0	110.5%
Net cash used in investing activities	(74.1)	(117.7)	43.6	37.0
Net cash provided by (used in) financing activities	(212.6)	30.8	(243.4)	NM

Operating Activities

During the six months ended June 30, 2008, operating activities generated $121.9 million in cash compared to $57.9 million during the six months ended June 30, 2007.  During the six months ended June 30, 2008, net income of $29.2 million, depreciation and amortization of $109.3 million and a decrease of $52.5 million in inventories were partially offset by a $69.8 million increase in accounts receivable.   The increase in accounts receivable is primarily attributable to the increase in sales during the second quarter of 2008 over the fourth quarter of 2007 as well as the shift in the mix of sales to more international customers whose payment terms are generally longer than domestic customers.

We expect to continue to generate net cash from operations during 2008, primarily due to improved operating income from higher sales, the impact of our cost reduction efforts and the anticipated reduction in the level of working capital excluding cash and cash equivalents and the current portion of long-term debt.

Investing Activities

Investment in property, plant and equipment during the six months ended June 30, 2008 increased by $11.7 million year over year to $23.0 million largely due to capital expenditures made by the acquired Andrew business.  We currently expect total capital expenditures of $60 million to $70 million in 2008 compared to $27.9 million in 2007. The expected capital spending during 2008 is primarily for expanding and upgrading production capability, cost reduction efforts and investments in information technology.

During the six months ended June 30, 2008, we received proceeds of approximately $8.5 million from the sale of the SatCom product line.  These proceeds were used to reduce the principal outstanding under our seven-year senior secured term loan.

During the six months ended June 30, 3008, we paid an additional $59.2 million in connection with the Andrew acquisition.  The majority ($57.0 million) of this cash outflow related to the payment of merger consideration to former Andrew shareholders.  In the six months ended June 30, 2008, we also paid $1.5 million of the remaining $2.0 million balance related to the SVI acquisition that was completed in May 2007.

During the six months ended June 30, 2008, we paid approximately $5.0 million to amend our cross currency swap of U.S. dollars for euros to reduce the notional amount from $14 million to $7 million.

Financing Activities

In connection with the exchange of substantially all of our 3.25% convertible senior subordinated debentures for merger consideration, we paid $207.5 million in cash, which is reflected as a financing use of cash, and issued 0.5 million shares of CommScope common stock, which is reflected as a non-cash transaction.  In connection with the negotiated conversion of $50.5 million in face value of our 1% convertible senior subordinated debentures, we issued 2.5 million shares of CommScope common stock, which is reflected as a non-cash transaction.  We also made other principal repayments of $17.4 million, primarily to reduce the amount outstanding under our seven-year senior secured term loan.  As of June 30, 2008, our availability under the $400 million revolving credit portion of the facilities was approximately $372 million due to $28 million of letters of credit issued under the facilities.  We had no outstanding borrowings under the revolving credit portion as of June 30, 2008.

Management is evaluating our capital structure and may consider various alternatives, including but not limited to, reducing debt levels by making additional principal payments on our outstanding term loans, inducing additional conversions of some or all of our 1% convertible debentures or raising additional capital.

Future Cash Needs

We expect that our primary future cash needs will be debt service, working capital, capital expenditures, restructuring costs, disposition of TruePosition litigation and employee benefit obligations. We paid $9.2 million and $20.3 million of restructuring costs during the three and six months ended June 30, 2008, respectively, and expect to pay the majority of the $45.3 million liability for restructuring initiatives during the remainder of 2008.  We made contributions of $1.7 million and $13.1 million to our pension and other postretirement benefit plans during the three and six months ended June 30, 2008, respectively. We expect to make additional contributions of up to $3.4 million to our pension and other postretirement benefit plans during 2008. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, continued economic weakness and uncertainties, changes in cost and availability of key raw materials and our ability to recover these costs from our customers through pricing; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; the risk that our internal production capacity and that of our contract manufacturers may be insufficient to meet customer demand or quality standards for our products; the risk that customers might cancel orders placed or that orders currently placed may reduce orders in the future; continuing consolidation among our customers; competitive pricing and acceptance of our products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the impact of variability in foreign exchange rates; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets; increased obligations under employee benefit plans; ability to achieve expected sales growth and earnings goals; ability to achieve expected benefits from prior or future acquisitions; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws; variability in effective tax rate and ability to recover amounts recorded as value added tax receivables; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives; the outcome of the TruePosition, Inc. litigations; regulatory changes affecting us or the industries we serve; authoritative changes in generally accepted accounting principles by standard-setting bodies; political instability; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2007. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, our major market risk exposure relates to adverse fluctuations in interest rates, commodity prices and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to these market risks. With the acquisition of Andrew, a greater portion of our sales are to foreign customers and are denominated in currencies other than the U.S. dollar.  Other than the increased level of exposure to foreign currency fluctuations, we believe our exposure associated with these market risks has not materially changed since December 31, 2007. We have not acquired any new derivative financial instruments since December 31, 2007.  During the three months ended June 30, 2008, we amended our cross currency swap of U.S. dollars for euros to reduce the notional amount from $14 million to $7 million.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 14, 2007, a jury ruled in favor of TruePosition, finding that Andrew had willfully infringed a single TruePosition patent in providing a mobile location system to the customer, and the jury awarded $45.3 million in damages to TruePosition. Management believed the verdict was in error and sought to have it reversed pursuant to various post-verdict motions.

On October 1, 2007, TruePosition filed a motion seeking a permanent injunction and a motion seeking to increase the damages awarded, up to trebling the amount. TruePosition also sought to recover its attorneys’ fees and expenses as well as interest on the judgment.

On July 31, 2008, the trial court ruled on these pending motions.  Although the court's order left a portion of the original jury verdict undisturbed, it reduced the compensatory judgment amount from $45.3 million to $18.6 million plus interest. While the court denied TruePosition’s motion for trebling of damages, it enhanced the reduced damage amount by 25%, bringing the total judgment to $23.25 million.  The court also rejected TruePosition’s request for recovery of its attorneys’ fees and expenses.  The court also granted TruePosition’s motion for a permanent injunction related to the products at issue and indicated that it will enter such an injunction.

CommScope disagrees with the underlying verdict, the enhancement of damages and the entry of an injunction and continues to believe that the products at issue do not infringe TruePosition's patent.  CommScope expects to appeal the remaining portion of the underlying judgment, as well as the injunction which the court indicated it will enter.

As a result of the July 31, 2008 ruling in the case, our estimate of the probable loss was reduced from $45.3 million to $27.6 million (including interest).  Subject to the outcome of possible additional legal actions taken by CommScope and/or TruePosition, the ultimate resolution of the TruePosition litigation may be materially different than our current estimate, which does not include legal fees we may incur in appeals or other proceedings. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential lost opportunities.

At issue in the litigation with TruePosition is a patent that TruePosition argued was infringed by an Andrew U-TDOA mobile location system that is being deployed under multiple phases with the customer. Andrew was awarded the initial two phases with this customer for an expanded deployment of this strategic project which, when completed, will cover approximately a thousand cell sites. There are additional phases, not all of which have been awarded by the customer. The jury verdict included claims related to all such cell sites, including those already installed and those to be installed. The July 31, 2008 ruling in the case awarded damages based upon the initial two phases of the project. The patent at issue relates only to certain implementations using U-TDOA technology. As a result, other customer installations and projects that use different mobile location technologies are not impacted.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2008, the Company agreed with certain holders of its 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures to common stock.  Accordingly, $50.45 million of the debentures were converted into 2,393,513 shares of common stock (2,319,540 related to the original conversion ratio and 73,973 related to the inducement).  The conversion was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the Meeting) on May 2, 2008. Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 67,394,991 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 59,885,680 shares voted in person or by proxy, constituting a quorum.

At the Meeting, the Company’s Class II directors were elected for three-year terms ending at the 2011 Annual Meeting of Stockholders by the vote set forth below:

Name of Director	Votes For	Votes Withheld
June E. Travis	59,683,578	202,162
James N. Whitson	59,372,420	513,260

The Company’s other five directors, whose terms of office continue after the Meeting with terms expiring at the annual meetings in parentheses after their names, are George L. Boyd (2010), George N. Hutton, Jr. (2010), Katsuhiko (Kat) Okubo (2010), Frank M. Drendel (2009), and Richard C. Smith (2009).

A proposal to re-approve the material terms of the performance goals set forth under the annual incentive plan as required under section 162(m) of the Internal Revenue Code and the regulations promulgated thereunder was approved by 58,733,108 votes cast in favor, 1,085,086 votes cast against and 67,486 votes abstaining.

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year by the Audit Committee of the Board of Directors of the Company was approved by 59,289,072 votes cast in favor, 546,683 votes cast against and 49,925 votes abstaining.

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

COMMSCOPE, INC.

August 6, 2008	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant