Form 10-Q
period 2008-09-30
COMMSCOPE INC
filed 2008-11-05
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐    No ☒

As of October 30, 2008 there were 70,369,591 shares of Common Stock outstanding.

CommScope, Inc.

Form 10-Q

September 30, 2008

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited—In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$1,062,297	$513,608	$3,154,768	$1,468,204

Operating costs and expenses:
Cost of sales	765,824	354,324	2,331,209	1,014,382
Selling, general and administrative	108,768	68,082	368,401	193,036
Research and development	33,551	8,288	103,785	24,610
Amortization of purchased intangibles	24,294	1,334	73,398	3,623
Restructuring costs	2,356	215	25,124	1,113
Total operating costs and expenses	934,793	432,243	2,901,917	1,236,764

Operating income	127,504	81,365	252,851	231,440
Other income (expense), net	(23)	2,824	(16,017)	2,542
Interest expense	(37,007)	(1,665)	(112,215)	(5,339)
Interest income	5,958	5,962	15,543	16,248

Income before income taxes	96,432	88,486	140,162	244,891
Income tax expense	(11,745)	(28,213)	(26,308)	(77,634)
Net income	$84,687	$60,273	$113,854	$167,257

Earnings per share:
Basic	$1.20	$0.98	$1.64	$2.74
Diluted	$1.05	$0.81	$1.43	$2.27

Weighted average shares outstanding:
Basic	70,287	61,661	69,230	61,105
Diluted	81,175	74,978	80,843	74,500

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited—In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
Assets

Cash and cash equivalents	$496,251	$649,451
Accounts receivable, less allowance for doubtful accounts of $18,847 and $22,154, respectively	825,374	793,366
Inventories, net	475,981	548,360
Prepaid expenses and other current assets	67,538	133,737
Deferred income taxes	80,551	106,476
Total current assets	1,945,695	2,231,390

Property, plant and equipment, net	499,145	525,305
Goodwill	1,278,468	1,211,214
Other intangibles, net	946,074	1,042,765
Other noncurrent assets	65,549	95,897

Total Assets	$4,734,931	$5,106,571

Liabilities and Stockholders’ Equity

Accounts payable	$325,752	$350,615
Other accrued liabilities	304,186	399,944
Current portion of long-term debt	217,575	247,662
Total current liabilities	847,513	998,221

Long-term debt	1,978,741	2,348,157
Deferred income taxes	253,444	268,647
Pension and postretirement benefit liabilities	103,891	108,275
Other noncurrent liabilities	95,513	103,263
Total Liabilities	3,279,102	3,826,563

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 80,567,100 at September 30, 2008 and 77,070,029 at December 31, 2007; Issued and outstanding shares: 70,367,100 at September 30, 2008 and 66,870,029 at December 31, 2007	805	770
Additional paid-in capital	967,464	856,452
Retained earnings	659,461	545,607
Accumulated other comprehensive income (loss)	(26,366)	22,714
Treasury stock, at cost: 10,200,000 shares at September 30, 2008 and December 31, 2007	(145,535)	(145,535)
Total Stockholders’ Equity	1,455,829	1,280,008

Total Liabilities and Stockholders’ Equity	$4,734,931	$5,106,571

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited—In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Operating Activities:
Net income	$113,854	$167,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,921	37,285
Equity-based compensation	15,361	7,747
Changes in assets and liabilities:
Accounts receivable	(51,684)	(65,526)
Inventories	64,067	(30,634)
Other assets and liabilities	(57,088)	22,739
Other	4,064	(355)
Net cash provided by operating activities	253,495	138,513

Investing Activities:
Additions to property, plant and equipment	(35,920)	(18,284)
Net purchases of short-term investments	—	(86,707)
Proceeds from disposal of property, plant and equipment	6,873	10,957
Proceeds from sale of product lines	9,009	—
Cash paid for acquisitions	(60,976)	(16,976)
Other	(5,012)	—
Net cash used in investing activities	(86,026)	(111,010)

Financing Activities:
Principal payments on long-term debt	(329,603)	(22,550)
Proceeds from the issuance of shares under equity-based compensation plans	12,852	34,667
Tax benefit from the issuance of shares under equity-based compensation plans	6,227	16,305
Other	343	—
Net cash (used in) provided by financing activities	(310,181)	28,422

Effect of exchange rate changes on cash and cash equivalents	(10,488)	1,349

Change in cash and cash equivalents	(153,200)	57,274
Cash and cash equivalents, beginning of period	649,451	276,042
Cash and cash equivalents, end of period	$496,251	$333,316

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

(Unaudited—In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2008	2007

Number of common shares outstanding:
Balance at beginning of period	66,870,029	59,734,533
Issuance of shares under equity-based compensation plans	618,822	1,947,908
Issuance of shares for conversion of convertible debentures	2,878,249	—
Balance at end of period	70,367,100	61,682,441

Common stock:
Balance at beginning of period	$770	$699
Issuance of shares under equity-based compensation plans	6	20
Issuance of shares for conversion of convertible debentures	29	—
Balance at end of period	$805	$719

Additional paid-in capital:
Balance at beginning of period	$856,452	$532,344
Issuance of shares under equity-based compensation plans	12,846	34,647
Tax benefit from shares issued under equity-based compensation plans	6,227	16,305
Equity-based compensation expense recognized	15,361	7,747
Issuance of shares for conversion of convertible debentures	76,578	—
Balance at end of period	$967,464	$591,043

Retained earnings:
Balance at beginning of period	$545,607	$346,821
Net income	113,854	167,257
Impact of adoption of FIN 48	—	(6,055)
Balance at end of period	$659,461	$508,023

Accumulated other comprehensive income (loss):
Balance at beginning of period	$22,714	$4,775
Other comprehensive income (loss), net of tax	(49,080)	8,071
Balance at end of period	$(26,366)	$12,846

Treasury stock, at cost:
Balance at beginning and end of period	$(145,535)	$(145,535)

Total stockholders’ equity	$1,455,829	$967,096

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Comprehensive income (loss):
Net income	$84,687	$60,273	$113,854	$167,257
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(72,748)	1,394	(33,060)	2,238
Foreign currency transaction gain (loss) on long-term intercompany loans	(4,375)	2,015	(1,863)	5,229
Loss on derivative financial instruments	(7,601)	(429)	(12,907)	(653)
Amortization of unrecognized pension and other postretirement benefit amounts	(184)	(208)	(606)	(434)
Loss on available-for-sale investments	(644)	—	(644)	—
Revaluation of unrecognized other postretirement benefit obligation	—	1,691	—	1,691
Total other comprehensive income (loss), net of tax	(85,552)	4,463	(49,080)	8,071

Total comprehensive income (loss)	$(865)	$64,736	$64,774	$175,328

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2008 and 2007 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K). There were no changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2008 other than the implementation of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) (see Note 7).  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2007 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2007 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 11% of the Company’s total net sales during both the three and nine months ended September 30, 2008 and approximately 25% and 26% of the Company’s total net sales during the three and nine months ended September 30, 2007, respectively. Sales to Anixter primarily originate within the Enterprise segment.

Net sales to Alcatel-Lucent, which primarily relate to their role as an original equipment manufacturer (OEM) for telecommunications companies, were less than 10% of the Company’s total net sales during the three and nine months ended September 30, 2008, but accounted for approximately 12% of the Company’s total net sales during both the three and nine months ended September 30, 2007. Sales to Alcatel-Lucent primarily originate within the Antenna, Cable and Cabinets Group segment. Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company’s total net sales for the three and nine months ended September 30, 2008 or 2007.

Accounts receivable from Anixter represented approximately 14% of net accounts receivable as of September 30, 2008. No other customer accounted for 10% or more of the Company’s net accounts receivable as of September 30, 2008.

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies in quality or performance of the Company’s products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and specifically-identified warranty issues. During the three and nine months ended September 30, 2008, the Company recorded additions to the product warranty accrual as adjustments to the Andrew preliminary purchase price allocation as a result of additional information obtained regarding warranty exposure on certain products sold prior to CommScope’s acquisition of Andrew.  The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities, for the three and nine months ended September 30, 2008 and 2007.  The beginning balance and the activity for the three and nine months ended September 30, 2008 include the activity related to legacy Andrew products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product warranty accrual, beginning of period	$36,242	$3,712	$29,183	$2,090
Provision for warranty claims	2,981	1,093	12,350	2,936
Revision of Andrew purchase price allocation	2,101	—	16,263	—
Warranty claims paid	(9,323)	(297)	(25,795)	(518)
Product warranty accrual, end of period	$32,001	$4,508	$32,001	$4,508

Commitments and Contingencies

In 2007, a jury ruled in favor of TruePosition, Inc., finding that Andrew had willfully infringed a single TruePosition patent, and the jury awarded $45.3 million in damages to TruePosition (see Note 16 in the Notes to the Consolidated Financial Statements in the 2007 Form 10-K). As a result of the jury verdict, a $45.3 million liability was included in other accrued liabilities as of December 31, 2007.  On July 31, 2008, the court reduced the compensatory damages award to $18.6 million and awarded enhanced damages of $4.7 million for willful infringement.  As a result, the liability as of September 30, 2008 was $28.2 million (including interest), which represents the Company’s best estimate of the probable liability to TruePosition. Subject to the outcome of possible additional legal actions taken by the Company and/or TruePosition, the ultimate resolution of the TruePosition litigation may be materially different than the Company’s current estimate, which does not include legal fees the Company may incur in appeals or other proceedings. In addition to the TruePosition litigation described above, CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters, other than the TruePosition litigation, will have a materially adverse effect on the Company’s financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

As of September 30, 2008, the Company had commitments of approximately $131 million to purchase metals that are expected to be consumed during normal production.  Due to the recent declines in commodity prices, most of these commitments are at prices higher than market prices as of September 30, 2008.  The commitments cover products that will be purchased through the fourth quarter of 2009.

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

Below is a reconciliation of earnings and weighted average common shares and potential common shares outstanding for calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income for basic earnings per share	$84,687	$60,273	$113,854	$167,257
Effect of assumed conversion of convertible senior subordinated debentures	499	629	1,644	1,887
Income applicable to common shareholders for diluted earnings per share	$85,186	$60,902	$115,498	$169,144
Denominator:
Weighted average number of common shares outstanding for basic earnings per share	70,287	61,661	69,230	61,105
Effect of dilutive securities:
Employee stock options (a)	862	1,294	931	1,436
Restricted stock units and performance share units	851	529	745	465
Convertible senior subordinated debentures	9,175	11,494	9,937	11,494
Weighted average number of common and potential common shares outstanding for diluted earnings per share	81,175	74,978	80,843	74,500

(a)    Options to purchase approximately 0.7 million and 0.8 million common shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, because they would have been anti-dilutive. No options to purchase common shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007.

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

The liability for unrecognized tax benefits and related interest and penalties under FIN 48 was $60.3 million at September 30, 2008 and $68.0 million at December 31, 2007. Of the net decrease in this liability for the nine months ended September 30, 2008, $3.9 million related to the effective settlement of various U.S. and foreign income tax audits that was recorded as a reduction of income tax expense.  The remainder of the net decrease was primarily related to amounts paid or transferred to income taxes payable, partially offset by increases in the liability recorded as part of income tax expense in the current year for remaining uncertain tax positions.

The Company’s effective income tax rate was 12.2% and 18.8% for the three and nine months ended September 30, 2008, respectively, compared to 32.0% for the three and nine months ended September 30, 2007. Income before income taxes for the three and nine months ended September 30, 2008 includes $1.4 million and $26.9 million, respectively, of charges, primarily related to restructuring initiatives, for which tax benefits have not been recognized. The merger of the legacy Andrew Brazilian entity into the legacy CommScope Brazilian entity resulted in the partial release of valuation allowances carried against the legacy CommScope Brazilian net operating loss carryforwards.  This release provided a $5.0 million benefit to the tax provision for the three and nine months ended September 30, 2008. Also included in income tax expense for the nine months ended September 30, 2008 is the benefit of $3.9 million described above related to the settlement of tax audits. The Company’s effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, partially offset by U.S. state income taxes and valuation allowances for losses in certain foreign jurisdictions for which tax benefits cannot be recognized.

Goodwill

The Company’s goodwill that arose from transactions prior to the Andrew acquisition ($154 million, which is primarily in the Broadband segment) is evaluated for impairment annually as of August 31 and on an interim basis when events or circumstances change, indicating a potential impairment.  This goodwill impairment evaluation as of August 31,

2008 has been completed and did not indicate that the goodwill was impaired.  The Company will continue to monitor the results and outlook of the supporting business, and if there is any indication of impairment, an update of the evaluation will be performed.

The goodwill that arose from the Andrew acquisition ($1,124 million) will also be evaluated annually for impairment, with the initial evaluation to be performed as of October 1, 2008.  As of September 30, 2008, management does not believe there is an indication of a potential impairment.

Evaluating goodwill for potential impairment requires significant judgment about market conditions, fair values of assets and liabilities, and estimates of future cash flows from operations.  Future evaluations of goodwill, either at annual evaluation dates or as a result of changes in events or circumstances may result in goodwill impairment charges and those charges could be material.

Impact of Newly Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) modifies how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also requires that acquisition related expenses and restructuring costs be expensed.  SFAS No. 141(R) will be implemented as of January 1, 2009 and will generally be effective, on a prospective basis, for transactions consummated on or after January 1, 2009.  Provisions of SFAS No. 141(R) related to the accounting for certain income tax assets and liabilities will also be effective for acquisitions completed prior to the effective date.  As the impact of adopting SFAS No. 141(R) is dependent on future acquisitions, the Company is currently unable to determine the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (i.e., minority interests) to be shown separate from the parent’s equity within the equity section of the consolidated statement of financial position. Changes in the parent’s ownership interests are required to be accounted for as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 will be implemented, on a prospective basis, as of January 1, 2009.  Presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Upon adoption, SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

2.             ACQUISITIONS

Andrew Corporation

On December 27, 2007, CommScope completed its acquisition of Andrew. The total purchase price consisted of approximately $2.3 billion in cash and approximately 5.1 million shares of CommScope common stock, with a value of approximately $255 million. The cash portion of the purchase price was funded primarily through $2.1 billion of borrowings under new senior secured credit facilities. The Company prepared the following preliminary estimate of the acquisition date fair values of each major asset and liability category of Andrew as of September 30, 2008 (in millions):

Estimated Fair Value
Cash and cash equivalents	$165.7
Accounts receivable	591.3
Inventories	386.6
Other current assets	185.8
Property, plant and equipment	321.7
Identifiable intangible assets	965.0
Goodwill	1,124.0
Other noncurrent assets	38.7
Total assets	$3,778.8
Accounts payable	$277.7
Other accrued liabilities	212.0
Current portion of long-term debt	234.2
Long-term debt	11.7
Noncurrent pension and postretirement benefit liabilities	35.9
Noncurrent deferred tax liabilities	403.1
Other noncurrent liabilities	48.2
Total liabilities	$1,222.8
Net acquisition cost	$2,556.0

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

	Estimated Fair Value	Weighted Average Amortization Period
	(in millions)	(in years)
Customer base	$549.0	7.1
Trade names and trademarks	334.7	23.0
Patents and technologies	81.3	6.6
Total amortizable intangible assets	$965.0	12.6

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

The following table presents pro forma consolidated results of operations for CommScope for the three and nine months ended September 30, 2007 as though the acquisition had been completed as of January 1, 2007 (in millions, except per share amounts):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net sales	$1,138.0	$3,141.0
Net loss	(37.5)	(98.7)
Loss per share	(0.56)	(1.48)

The pro forma results above reflect pro forma adjustments for net interest expense, depreciation, amortization and related income taxes. No pro forma adjustments have been made to reverse asset impairments or to provide a tax benefit for Andrew’s actual net losses.

Net income during the three and nine months ended September 30, 2008 includes certain charges (benefits) that relate directly or indirectly to the acquisition, as listed below on a pretax basis (in millions):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Purchase accounting inventory adjustment	$1.8	$59.3
Acquisition and integration related costs	0.4	4.2
Alignment of certain employee benefit policies	(10.0)	(10.0)

The Company has initiated making changes to various employee benefit plans to align benefit structures in conjunction with the integration of Andrew and CommScope.  As a result of changes implemented during the three months ended September 30, 2008, the Company recognized a benefit of $10.0 million which is reflected as a reduction of selling, general and administrative expenses.

On January 31, 2008, the Company sold the Satellite Communications (SatCom) product line acquired as part of the Andrew acquisition to ASC Signal Corporation (ASC). The Company received $8.5 million in cash, $2.5 million in notes receivable due April 30, 2010, a 17.9% ownership interest in ASC and the potential for up to an additional $25.0 million of cash if certain financial targets are met over a three year period from the date of the divestiture. In addition, the Company will receive an additional note receivable for $2.5 million also due April 30, 2010, upon completion of certain manufacturing asset transfers, expected to be completed within one year of the sale. Net sales from the SatCom product line for the nine months ended September 30, 2008 and 2007 were $13.7 million and $81.0 million, respectively.  No gain or loss was recognized on the sale of SatCom.

On March 26, 2008, the Company entered into an agreement to divest its minority interest in Andes Industries, Inc. (Andes), which had been acquired as part of the Andrew acquisition.  The agreement was approved by the United States Department of Justice on April 24, 2008 and the transaction was consummated on April 28, 2008.  No gain or loss was recognized on the disposal of the Andes interest.

Signal Vision, Inc.

On May 1, 2007, CommScope acquired substantially all of the assets and assumed certain current liabilities of Signal Vision, Inc., a leading supplier of broadband radio frequency subscriber products, for approximately $19.0 million, of which $18.5 million has been paid as of September 30, 2008 and the balance is payable by May 2009.  The acquisition is included within the Broadband segment and resulted in net sales of $5.1 million and $15.2 million for the three and nine months ended September 30, 2008, respectively, and $6.9 million and $11.1 million for the three and nine months ended September 30, 2007, respectively.

The allocation of the purchase price, based on estimated fair values of the assets acquired, is as follows:

	Estimated Fair Value	Amortization Period
	(in millions)	(in years)
Inventory	$4.4
Accounts receivable	2.5
Machinery and equipment	0.1
Intangible assets:
Customer base	5.2	9.7
Trade name	0.7	3.7
Patents and technologies	0.4	10.0
Other	3.0	5.0
Goodwill	3.1
Less: Current liabilities assumed	(0.4)
Total purchase price	$19.0

The weighted average estimated useful life of the amortizable intangible assets acquired is 7.8 years.

3.                                      BALANCE SHEET DATA

Inventories

	September 30, 2008	December 31, 2007
Raw materials	$130,156	$137,606
Work in process	124,559	158,721
Finished goods	221,266	252,033
	$475,981	$548,360

Other Current Accrued Liabilities

	September 30,	December 31,
	2008	2007
Compensation and employee benefit liabilities	$105,587	$118,361
Purchase price payable	3,586	61,240
Litigation reserve	28,208	45,300
Warranty reserve	32,001	29,183
Restructuring reserve	27,841	34,695
Other	106,963	111,165
	$304,186	$399,944

4.                                      FINANCING

	September 30,	December 31,
	2008	2007
Seven-year senior secured term loan	$1,330,248	$1,350,000
Six-year senior secured term loan	650,000	750,000
1% convertible senior subordinated debentures	199,550	250,000
3.25% convertible senior subordinated debentures	—	231,264
Other	16,518	14,555
	2,196,316	2,595,819
Less: current portion	(217,575)	(247,662)
	$1,978,741	$2,348,157

See Note 9 in the Notes to the Consolidated Financial Statements in the 2007 Form 10-K for information on the terms and conditions of the senior secured credit facilities. As of September 30, 2008, the Company had availability of approximately $372 million and no outstanding borrowings under the senior secured revolving credit facility. The weighted average effective interest rate on outstanding borrowings under the above debt instruments, including the effect of the interest rate swap (see Note 6 below) and amortization of associated loan fees was 6.25% and 6.23% at September 30, 2008 and December 31, 2007, respectively. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of September 30, 2008.

On September 30, 2008, the Company made a voluntary $100 million prepayment against its six-year senior secured term loan.  As a result of this prepayment, the Company wrote off $1.2 million in deferred financing fees to interest expense.

During the nine months ended September 30, 2008, the Company agreed with certain holders of the 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures to common stock.  Accordingly, $50.45 million of the debentures were converted into 2,393,513 shares of common stock (2,319,540 related to the original conversion ratio and 73,973 related to the inducement).  As a result of the inducement, the Company recorded a $2.8 million pretax charge in other expense in the Condensed Consolidated Statement of Operations.

During the nine months ended September 30, 2008, holders of the 3.25% convertible senior subordinated debentures assumed in the Andrew acquisition chose either to convert their debentures into the contractual merger consideration or to receive payment of principal plus accrued interest.  As a result, $207.6 million of cash was paid and 484,736 shares of CommScope common stock were issued.

See Note 9 in the Notes to the Consolidated Financial Statements in the 2007 Form 10-K for information on the terms and conditions of the 1% convertible senior subordinated debentures. The 1% convertible senior debentures are classified as current liabilities as of September 30, 2008 because they may be redeemed by the holders on March 20, 2009.

5.                                      RESTRUCTURING CHARGES

During the three and nine months ended September 30, 2008, the Company recorded net restructuring charges of $2,356 and $25,124, respectively.  The net restructuring charges for the three months ended September 30, 2008 were primarily composed of $1,443 related to further restructuring actions at the Company’s legacy CommScope Belgian and Brazilian manufacturing facilities and $840 related to restructuring actions at the Company’s legacy CommScope Australian manufacturing facility.  The restructuring charges recognized during the three and nine months ended September 30, 2008 resulted from actions taken to lower the overall manufacturing cost structure following the Andrew acquisition.  The Company’s pretax restructuring charges recognized by segment during the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Antenna, Cable and Cabinets Group segment	$—	$—	$—	$86
Enterprise segment	939	149	1,549	637
Wireless Network Solutions segment	—	—	—	—
Broadband segment	1,417	66	23,575	390
Total	$2,356	$215	$25,124	$1,113

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Lease Termination Costs	Asset Impairment Charges	Equipment Relocation Costs	Total
Balance as of June 30, 2008	$41,481	$3,778	$—	$—	$45,259
Additional charge recorded	2,236	—	80	40	2,356
Revision of Andrew purchase price allocation	1,548	799	—	—	2,347
Cash paid	(19,925)	(718)	—	(40)	(20,683)
Foreign exchange and other non-cash items	(1,260)	(98)	(80)	—	(1,438)
Balance as of September 30, 2008	$24,080	$3,761	$—	$—	$27,841

Balance as of December 31, 2007	$32,506	$2,189	$—	$—	$34,695
Additional charge (recovery) recorded	24,790	362	(200)	172	25,124
Revision of Andrew purchase price allocation	6,453	3,173	—	—	9,626
Cash paid	(38,863)	(1,904)	—	(172)	(40,939)
Foreign exchange and other non-cash items	(806)	(59)	200	—	(665)
Balance as of September 30, 2008	$24,080	$3,761	$—	$—	$27,841

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

As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally, which is recorded in property, plant and equipment on the Condensed Consolidated Balance Sheets at the lower of cost or estimated fair value.  The Company is attempting to sell or lease this unutilized space. As additional restructuring initiatives are implemented, additional excess property may be identified and impairment charges, which may be material, may be incurred.

6.                                      DERIVATIVES AND HEDGING ACTIVITIES

In December 2007, the Company entered into an interest rate swap agreement to hedge the variability of forecasted interest payments attributable to changes in interest rates on a portion of the term loans issued under the new senior secured credit facilities. Through this swap, the Company fixed the following notional amounts at 4.1275% (before application of the applicable margin): $1.5 billion from December 27, 2007 through December 31, 2008; $1.3 billion during 2009; $1.0 billion during 2010; and $400 million during 2011. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at September 30, 2008 and is expected to continue to be effective for the duration of the swap agreement. During the three and nine months ended September 30, 2008, interest income (expense) of $0.2 million and $(1.5) million, respectively, was recognized as a result of hedge ineffectiveness related to the interest rate swap.  The fair value of the interest rate swap, reflected in other noncurrent liabilities, was $25.7 million as of September 30, 2008 and $4.5 million as of December 31, 2007.

During the nine months ended September 30, 2008, the Company paid approximately $5.0 million and amended its cross currency swap of U.S. dollars for euros to reduce the notional amount from $14 million to $7 million. This payment is included as an investing use of cash on the Condensed Consolidated Statement of Cash Flows. Prior to this amendment, a portion of the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates.  Subsequent to this amendment, the entire swap is designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Pretax gains (losses) of $1,025 and $(449) on the portion designated as a fair value hedge are reflected in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007, respectively. Pretax gains (losses) of $141 and $(539) on the portion designated as a fair value hedge are reflected in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007, respectively.  The designation of the hedging instrument as a fair value hedge was effective as of September 30, 2008 and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The fair value of the hedging instrument, reflected in other noncurrent liabilities, was $4.0 million and $8.7 million as of September 30, 2008 and December 31, 2007, respectively.

There were no reclassifications from other comprehensive income (loss) to earnings related to derivatives and hedging activities during the three and nine months ended September 30, 2008 and 2007.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Accumulated net loss on derivative instruments, beginning of period	$(14,155)	$(5,425)	$(8,849)	$(5,201)
Loss on cross currency swap designated as a net investment hedge, net of taxes	—	(429)	(486)	(653)
Loss on interest rate swap designated as a cash flow hedge, net of taxes	(7,601)	—	(12,421)	—
Accumulated net loss on derivative instruments, end of period	$(21,756)	$(5,854)	$(21,756)	$(5,854)

During the three months ended September 30, 2008 and 2007, the income tax benefit related to the loss on the derivative financial instruments reported within other comprehensive income (loss) was $(4,464) and $(251), respectively. During the nine months ended September 30, 2008 and 2007, the income tax benefit related to the loss on the derivative financial instruments reported within other comprehensive income (loss) was $(7,580) and $(383), respectively.

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

For financial assets and liabilities measured at fair value as of September 30, 2008, the following table provides the quantitative disclosures regarding the fair value.  A market approach, based on prices or other relevant information from market transactions involving identical or comparable assets or liabilities, was used to determine the fair values.

	Fair Value as of September 30, 2008	Valuation Inputs
Cash and cash equivalents	$496,251	Level 1
Auction rate securities (included in other noncurrent assets) (1)	3,545	Level 2
Interest rate and cross currency swap liabilities (included in other noncurrent liabilities)	(29,818)	Level 2

(1) The original principal amount of these auction rate securities is $5.8 million.  Of the $2.3 million decline in fair value, $1.3 million was determined by the Company to be other than temporary and recorded in other expense ($0.7 million in 2007 and $0.6 million in the nine months ended September 30, 2008).  The remainder of the decline in fair value was determined by the Company to be temporary and was recorded as a component of other comprehensive income (loss) in the three and nine months ended September 30, 2008.

The provisions of SFAS No. 159 became effective for the Company as of January 1, 2008.  This standard gives companies the irrevocable option to carry most financial assets or liabilities at fair value, with changes in fair value recorded in earnings. The Company did not elect to carry any of its financial assets or liabilities at fair value under the provisions of SFAS No. 159.

8.                                      EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2008	2007	2008	2007
Service cost	$830	$790	$843	$1,039
Interest cost	3,236	1,808	1,510	1,319
Recognized actuarial (gain) loss	—	—	(123)	26
Amortization of prior service credit	(193)	(193)	(23)	(21)
Amortization of transition obligation	13	11	—	—
Expected return on plan assets	(3,712)	(2,198)	(127)	(119)
Net periodic benefit cost	$174	$218	$2,080	$2,244

	Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$2,563	$2,353	$2,527	$3,117
Interest cost	10,468	5,413	4,528	3,957
Recognized actuarial (gain) loss	—	—	(371)	77
Amortization of prior service credit	(578)	(579)	(65)	(64)
Amortization of transition obligation	38	33	—	—
Expected return on plan assets	(11,918)	(6,584)	(379)	(356)
Net periodic benefit cost	$573	$636	$6,240	$6,731

The Company contributed approximately $0.5 million and $11.2 million to its pension plans during the three and nine months ended September 30, 2008, respectively, and anticipates making additional contributions of approximately $0.5 million to these plans during 2008. The Company contributed approximately $1.2 million and $3.5 million to the postretirement benefit plans during the three and nine months ended September 30, 2008, respectively, and anticipates making additional contributions of approximately $1.2 million to these plans during 2008.

9.                                      EQUITY-BASED COMPENSATION PLANS

As of September 30, 2008, $35.3 million of unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 2.0 years. There were no significant capitalized equity-based compensation costs at September 30, 2008.

Stock Options

The following table summarizes the stock option activity for the three and nine months ended September 30, 2008 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2008	3,230	$27.75
Exercised	(220)	$16.80
Expired or forfeited	(49)	$63.64	$6.36
Outstanding and expected to vest at September 30, 2008	2,961	$27.97		$35,155

Outstanding and expected to vest at December 31, 2007	3,585	$28.45
Granted	278	$41.22	$20.85
Exercised	(607)	$21.17
Expired or forfeited	(295)	$60.31	$4.37
Outstanding and expected to vest at September 30, 2008	2,961	$27.97		$35,155
Exercisable at September 30, 2008	2,500	$26.45		$33,800

The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $7.0 million and $16.8 million, respectively.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $7.2 million and $45.3 million, respectively.  All of the non-vested options at September 30, 2008 are expected to vest as they are primarily held by senior management and directors.

The exercise prices of outstanding options at September 30, 2008 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $16.50	1,043	4.4	$13.28	1,043	$13.28
$16.51 to $34.64	972	5.6	$21.39	811	$20.41
$34.65 to $52.00	591	6.1	$41.21	291	$40.85
$52.01 to $75.48	355	1.7	$67.06	355	$67.06
$7.43 to $75.48	2,961	4.8	$27.97	2,500	$26.45

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.  The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the nine months ended September 30, 2008.  No stock option awards were granted in the three months ended September 30, 2008 or the three or nine months ended September 30, 2007.

Nine Months Ended September 30, 2008
Expected option term (in years)	7.0
Risk-free interest rate	3.0%
Expected volatility	45%
Expected dividend yield	0%
Weighted-average fair value at grant date	$20.85

Performance Share Units

The following table summarizes the performance share unit activity for the three and nine months ended September 30, 2008 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at June 30, 2008	838	$30.82
Vested and shares issued	(3)	$24.63
Forfeited	(10)	$34.99
Outstanding and non-vested at September 30, 2008	825	$30.80

Outstanding and non-vested at December 31, 2007	514	$24.29
Granted	329	$41.22
Vested and shares issued	(3)	$24.63
Forfeited	(15)	$37.28
Outstanding and non-vested at September 30, 2008	825	$30.80

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three and nine months ended September 30, 2008 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at June 30, 2008	945	$33.00
Granted	8	$45.62
Vested and shares issued	(9)	$45.09
Forfeited	(8)	$35.30
Outstanding and non-vested at September 30, 2008	936	$32.98

Outstanding and non-vested at December 31, 2007	495	$25.43
Granted	475	$41.28
Vested and shares issued	(9)	$45.09
Forfeited	(25)	$36.18
Outstanding and non-vested at September 30, 2008	936	$32.98

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

The following tables provide summary asset information by segment as of September 30, 2008 and December 31, 2007 (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Identifiable segment related assets:
ACCG	$2,392.5	$2,560.0
Enterprise	388.9	352.6
WNS	969.2	1,048.7
Broadband	407.4	389.3
Total identifiable segment related assets	4,158.0	4,350.6

Reconciliation to total assets:
Cash and cash equivalents	496.3	649.5
Deferred income taxes	80.6	106.5
Total assets	$4,734.9	$5,106.6

                The following table presents the allocation of goodwill, including the preliminary goodwill allocation arising from the Andrew acquisition, to reportable segments as of September 30, 2008 and December 31, 2007 (in millions):

	As of	As of
	September 30,	December 31,
	2008	2007
Goodwill allocation:
ACCG	$796.1	$760.9
Enterprise	20.9	20.9
WNS	327.9	295.9
Broadband	133.6	133.5
Total goodwill	$1,278.5	$1,211.2

The following table provides net sales and operating income (loss) by segment for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
ACCG	$495.0	$112.3	$1,474.2	$316.2
Enterprise	236.5	240.4	691.0	680.6
WNS	174.7	—	540.7	—
Broadband	159.0	161.2	458.3	472.7
Inter-segment eliminations	(2.9)	(0.3)	(9.4)	(1.3)
Consolidated net sales	$1,062.3	$513.6	$3,154.8	$1,468.2

Operating income (loss):
ACCG	$62.7	$21.9	$149.2	$52.8
Enterprise	46.1	42.5	123.0	119.8
WNS	4.8	—	(27.8)	—
Broadband	13.9	17.0	8.5	58.8
Consolidated operating income	$127.5	$81.4	$252.9	$231.4

11.                               SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2008	2007
Cash paid during the period for:
Income taxes, net of refunds	$18,823	$59,145
Interest	105,783	4,391

Noncash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$76,607	$—
Assets acquired under capital lease	4,903	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2007 Annual Report on Form 10-K.

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

As a result of the acquisition of Andrew, management reorganized its internal reporting structure and revised our reportable segments.  Our four reportable segments, which align with the manner in which the business is managed, are as follows: Antenna, Cable and Cabinet Group (ACCG); Enterprise; Wireless Network Solutions (WNS); and Broadband.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

	Three Months Ended September 30,
	2008		2007
		% of		% of	Dollar	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
	(dollars in millions, except per share amounts)
Net sales	$1,062.3	100.0%	$513.6	100.0%	$548.7	106.8%
Gross profit	296.5	27.9	159.3	31.0	137.2	86.1
SG&A expense	108.8	10.2	68.1	13.3	40.7	59.8
R&D expense	33.6	3.2	8.3	1.6	25.3	304.8
Amortization of purchased intangible assets	24.3	2.3	1.3	0.3	23.0	1,721.1
Restructuring costs	2.4	0.2	0.2	0.0	2.1	995.8
Net income	84.7	8.0	60.3	11.7	24.4	40.5
Diluted earnings per share	1.05		0.81		0.24	29.6

	Nine Months Ended September 30,
	2008		2007
		% of		% of	Dollar	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
	(dollars in millions, except per share amounts)
Net sales	$3,154.8	100.0%	$1,468.2	100.0%	$1,686.6	114.9%
Gross profit	823.6	26.1	453.8	30.9	369.7	81.5
SG&A expense	368.4	11.7	193.0	13.1	175.4	90.8
R&D expense	103.8	3.3	24.6	1.7	79.2	321.7
Amortization of purchased intangible assets	73.4	2.3	3.6	0.2	69.8	1,925.9
Restructuring costs	25.1	0.8	1.1	0.1	24.0	2,157.3
Net income	113.9	3.6	167.3	11.4	(53.4)	(31.9)
Diluted earnings per share	1.43		2.27		(0.84)	(37.0)

Net sales

The increase in net sales for the three and nine months ended September 30, 2008 over the comparable prior year periods is primarily attributable to the acquisition of Andrew on December 27, 2007.  Net sales for Andrew during the three and nine months ended September 30, 2008 were $594.2 million and $1,744.1 million, respectively, and are included in the ACCG and WNS segments.  Net sales of $11.3 million for the four day period from December 28, 2007 to December 31, 2007 are included in sales for the nine months ended September 30, 2008. For further details by segment, see the section titled “Segment Results” below.

We typically experience a slowdown in sales in the fourth quarter.  In addition to this normal slowdown, we expect fourth quarter 2008 demand for our products to be further affected by continued weakness in sales of wireline cabinets and the deterioration in general economic conditions.  The uncertainty and volatility in global financial, currency and commodity markets may adversely affect volume and pricing for many of our products.

Gross profit (net sales less cost of sales)

The year-over-year increase in gross profit of $137.2 million and $369.8 million for the three and nine months ended September 30, 2008, respectively, is primarily attributable to the acquisition of Andrew.  Gross profit for the three and nine months ended September 30, 2008 was adversely affected by $1.8 million and $59.3 million, respectively, of purchase accounting adjustments, primarily related to the effect on cost of sales of the step-up of the acquired inventory to its estimated fair value less the costs to sell the inventory.  Cost of sales for the three and nine months ended September 30, 2008 includes amortization of purchased intangibles of $3.8 million and $11.6 million, respectively, as compared to $0.8 million and $2.6 million in comparable prior year periods.

Our gross profit margin for the three months ended September 30, 2008 was 27.9% compared to 31.0% for the comparable prior year period.  The gross profit margin for the three months ended September 30, 2008, excluding the impact of the purchase accounting adjustments and amortization expense discussed above, was 28.4%.  Our gross profit margin for the nine months ended September 30, 2008 was 26.1% compared to 30.9% for the comparable prior year period.  The gross profit margin for the nine months ended September 30, 2008, excluding the impact of the purchase accounting adjustments and amortization expense discussed above, was 28.4%.  These adjusted gross profit margins are lower than the prior periods reflecting legacy Andrew products whose historical gross profit margins were lower than those of CommScope and a reduction in certain legacy CommScope product lines, particularly in the Broadband segment (see the section titled “Segment Results” below).

In response to increased raw material costs, we announced price increases during 2008 for certain cable products within the ACCG, Enterprise and Broadband segments.  These price increases provided modest benefit to gross profit in the third quarter. During the third quarter of 2008, prices for certain raw materials, particularly copper and aluminum, declined substantially.  As of September 30, 2008, we have $131 million of forward purchase commitments for metals, most of which are in excess of market prices as of that date.  As raw materials covered by these commitments and current inventory balances are sold, we could experience an adverse impact on gross margin.  If raw material costs increase and we delay implementing price increases or are unable to achieve market acceptance of announced or future price increases, gross profit may be adversely affected.  Price reductions in response to further declines in raw material costs may also have an adverse impact on gross profit. We expect continued volatility in the costs of certain raw materials, particularly copper, aluminum, plastics and other polymers.

Selling, general and administrative expense

The increase in selling, general and administrative expense (SG&A) for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily due to the acquisition of Andrew.  Included in SG&A for the three and nine months ended September 30, 2008 is a benefit of $10.0 million related to the release of a liability resulting from the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew.  Also included in the three and nine months ended September 30, 2008 are acquisition and integration related costs of $0.4 million and $4.2 million, respectively.  The reduction in SG&A expense as a percentage of net sales is a result of the higher sales levels and reflects cost savings synergies.

Research and development

Research and development (R&D) expense increased by $25.3 million and $79.2 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 primarily as a result of the Andrew acquisition.  R&D expense as a percentage of net sales increased to 3.2% and 3.3% for the three and nine months ended September 30, 2008, respectively, as compared to 1.6% and 1.7% for the comparable 2007 three and nine month periods.  This year-over-year increase in R&D expense as a percentage of net sales reflects the higher level of R&D spending required to support the Andrew products, particularly those in the WNS segment. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangibles

As a result of the Andrew acquisition, we recognized approximately $965 million of identifiable intangible assets, which increased our total amortization expense by $25.8 million to $28.0 million for the three months ended September 30, 2008 and by $78.7 million to $85.0 million for the nine months ended September 30, 2008.  Of the total amortization expense for the three and nine months ended September 30, 2008, $3.8 million and $11.6 million, respectively, relates to patents and technologies and is included in cost of sales.  In the comparable prior year periods, amortization expense of $0.8 million and $2.6 million was included in cost of sales.

Restructuring costs

We recognized pretax restructuring costs of $2.4 million and $25.1 million during the three and nine months ended September 30, 2008, respectively, compared with $0.2 million and $1.1 million during the comparable periods ended September 30, 2007, respectively.  The restructuring costs in the three months ended September 30, 2008 included $1.4 million of charges related to restructuring actions at the Company’s legacy CommScope Belgian and Brazilian manufacturing facilities and an $0.8 million charge related to restructuring actions at the Company’s legacy CommScope Australian manufacturing facility.  The Belgian and Brazilian facilities have primarily supported the Broadband segment, while the Australian facility has primarily supported the Enterprise segment. The restructuring costs incurred during the three and nine months ended September 30, 2008 resulted from an effort to lower the overall manufacturing cost structure of the Company following the Andrew acquisition.

We anticipate that there will be additional restructuring charges recognized and additions to the liability for restructuring activities through further adjustments to the preliminary allocation of the Andrew purchase price during 2008.  We have announced the consolidation of certain legacy Andrew cable and antenna production operations, which will result in the closure of locations in the Stratford, England area and changes at other facilities.  The costs associated with this initiative, which have not yet been determined, are expected to be recognized primarily as an adjustment to the preliminary purchase price allocation. In addition, the planned closure of the legacy CommScope manufacturing facility in Australia is expected to result in further restructuring charges of $3.0 million to $5.0 million.  We expect to complete these restructuring actions by late 2009. Additional restructuring initiatives related to the Andrew integration or cost reduction efforts are being evaluated and any resulting charges or additions to the liability for restructuring activities as adjustments to the preliminary allocation of the Andrew purchase price could be material.

As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally.  We are attempting to sell or lease this unutilized space. As additional restructuring initiatives are implemented, additional excess real estate or equipment may be identified and impairment charges, which may be material, may be incurred.

Other income (expense), net

For the three and nine months ended September 30, 2008, net other expense includes $0.2 million and $(11.6) million,

respectively, of foreign exchange gains (losses).  Also included in net other expense for the nine months ended September 30, 2008, is a $2.8 million cost related to the inducement of $50.5 million of our 1% senior subordinated convertible debentures and a $0.6 million charge related to impairment of our auction rate securities.

Net interest income (expense)

We incurred net interest expense of $31.0 million and $96.7 million during the three and nine months ended September 30, 2008, respectively, compared to recognizing net interest income of $4.3 million and $10.9 million for the three and nine months ended September 30, 2007, respectively. This change is the result of the significant borrowings undertaken and the cash, cash equivalents and short-term investments that were utilized to finance the Andrew acquisition.  Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of long-term financing costs, was 6.25% as of September 30, 2008 compared to 6.23% as of December 31, 2007.

Interest expense for the three and nine months ended September 30, 2008 includes a $0.2 million benefit and a $1.5 million charge, respectively, related to ineffectiveness on the interest rate swap entered into to fix the interest rate on a portion of the debt incurred to finance the Andrew acquisition.  No material amount of additional ineffectiveness is expected over the remaining term of the interest rate swap. Also included in interest expense for the three and nine months ended September 30, 2008 is a $1.2 million charge related to the write off of deferred financing fees related to a $100 million debt prepayment.

Income taxes

Our effective income tax rate was 12.2% and 18.8% for the three and nine months ended September 30, 2008, respectively, compared to 32.0% for the three and nine months ended September 30, 2007. Income before income taxes for the three and nine months ended September 30, 2008 includes $1.4 million and $26.9 million, respectively, of charges primarily related to restructuring initiatives, for which we do not expect to realize tax benefits. The merger of the legacy Andrew Brazilian entity into the legacy CommScope Brazilian entity resulted in the partial release of valuation allowances carried against the legacy CommScope Brazilian net operating loss carryforwards.  This release provided a $5.0 million benefit to our tax provision for the three and nine months ended September 30, 2008. Also included in the income tax provision for the nine months ended September 30, 2008 is a benefit of $3.9 million related to the settlement of various U.S. and foreign income tax audits. The effective rate excluding these items was 17.1% and 21.0% for the three and nine months ended September 30, 2008, respectively. Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, partially offset by U.S. state income taxes and valuation allowances for losses in certain foreign jurisdictions for which we cannot record tax benefits.  The effective tax rate (excluding the items noted above) decreased from the comparable prior year periods primarily due to a shift in the geographic mix of earnings as a result of the Andrew acquisition.

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

	Actual				Pro Forma
	Three Months Ended September 30,				Three Months Ended September 30,
	2008		2007		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
ACCG	$495.0	46.6%	$112.3	21.9%	$504.3	44.3%	$(9.3)	(1.8)%
Enterprise	236.5	22.3	240.4	46.8	240.4	21.1	(3.9)	(1.6)
WNS	174.7	16.4	—	—	232.4	20.4	(57.7)	(24.8)
Broadband	159.0	15.0	161.2	31.4	161.2	14.2	(2.2)	(1.4)
Inter-segment eliminations	(2.9)	(0.3)	(0.3)	(0.1)	(0.3)	—	(2.6)	NM
Consolidated net sales	$1,062.3	100.0%	$513.6	100.0%	$1,138.0	100.0%	$(75.7)	(6.7)%

Total domestic sales	$493.8	46.5%	$345.1	67.2%	$558.4	49.1%	$(64.6)	(11.6)%
Total international sales	568.5	53.5	168.5	32.8	579.6	50.9	(11.1)	(1.9)
Total worldwide sales	$1,062.3	100.0%	$513.6	100.0%	$1,138.0	100.0%	$(75.7)	(6.7)%

Operating income (loss) by segment:
ACCG	$62.7	12.7%	$21.9	19.5%	$64.0	12.7%	$(1.3)	(2.0)%
Enterprise	46.1	19.5	42.5	17.7	42.5	17.7	3.6	8.5
WNS	4.8	2.7	—	—	(96.7)	(41.6)	101.5	NM
Broadband	13.9	8.7	17.0	10.6	17.0	10.6	(3.1)	(18.2)
Consolidated operating income	$127.5	12.0%	$81.4	15.8%	$26.8	2.4%	$100.7	374.7%

	Actual				Pro Forma
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Net sales by segment:
ACCG	$1,474.2	46.7%	$316.2	21.5%	$1,372.3	43.7%	$101.9	7.4%
Enterprise	691.0	21.9	680.6	46.4	680.6	21.7	10.4	1.5
WNS	540.7	17.1	—	—	616.7	19.6	(76.0)	(12.3)
Broadband	458.3	14.5	472.7	32.2	472.7	15.0	(14.4)	(3.0)
Inter-segment eliminations	(9.4)	(0.2)	(1.3)	(0.1)	(1.3)	—	(8.1)	NM
Consolidated net sales	$3,154.8	100.0%	$1,468.2	100.0%	$3,141.0	100.0%	$13.8	0.4%

Total domestic sales	$1,500.9	47.6%	$1,003.3	68.3%	$1,597.4	50.9%	$(96.5)	(6.0)%
Total international sales	1,653.9	52.4	464.9	31.7	1,543.6	49.1	110.3	7.1
Total worldwide sales	$3,154.8	100.0%	$1,468.2	100.0%	$3,141.0	100.0%	$13.8	0.4%

Operating income (loss) by segment:
ACCG	$149.2	10.1%	$52.8	16.7%	$151.3	11.0%	$(2.1)	(1.4)%
Enterprise	123.0	17.8	119.8	17.6	119.8	17.6	3.2	2.7
WNS	(27.8)	(5.1)	—	—	(229.9)	(37.3)	202.1	(87.9)
Broadband	8.5	1.9	58.8	12.5	58.8	12.4	(50.3)	(85.5)
Consolidated operating income	$252.9	8.0%	$231.4	15.8%	$100.0	3.2%	$152.9	152.9%

Antenna, Cable and Cabinet Group

The ACCG segment includes product offerings of primarily passive transmission devices for the wireless infrastructure market including base station antennas, coaxial cable and connectors, and microwave antennas and secure environmental enclosures for electronic devices and equipment used by wireline and wireless telecommunications providers.

Higher international sales of most product lines, including the positive impact of foreign exchange rate changes, were offset by a decline in domestic sales in the ACCG segment for the three and nine months ended September 30, 2008 as compared to the pro forma net sales for the comparable 2007 periods.  For the three and nine months ended September 30, 2008, the ACCG segment experienced particularly strong international growth in the Central and Latin American and Asia Pacific regions.  In both the three and nine months ended September 30, 2008, higher sales of microwave antennas and base station antennas were offset by lower domestic wireline sales as compared to the pro forma sales in the comparable 2007 periods.

In response to increases in raw material costs during the first half of 2008, price increases were announced earlier in 2008 for certain ACCG cable products.  These price increases provided modest benefit to third quarter 2008 sales.

We expect demand for our ACCG products to be affected by wireless capacity expansion in emerging markets and growth in mobile data services in developed markets.  Uncertainty in the global economy may negatively impact both of these markets and consequently affect our net sales.

Operating income for the ACCG segment for the three and nine months ended September 30, 2008 includes approximately $16.8 million and $50.1 million, respectively, of incremental intangible asset amortization expense resulting from the preliminary purchase price allocation from the Andrew acquisition.  ACCG operating income for the nine months ended September 30, 2008 also includes the negative impact of $31.7 million from the step-up of inventory to its estimated fair value as a result of the acquisition of Andrew. These increased costs were partially offset by a $3.3 million benefit related to the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew included in both the three and nine months ended September 30, 2008.  Excluding these special items, ACCG operating income increased in the three and nine months ended September 30, 2008 as compared to the comparable pro forma 2007 periods primarily due to improved performance of the segment’s wireless products, cost reductions and the benefit of the price increases.  These improvements were somewhat offset by weaker wireline operating income in the current year periods due to declining sales.

Enterprise

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

For both the three and nine months ended September 30, 2008, domestic net sales in the Enterprise segment were lower than in the comparable prior year periods.  International net sales have continued to increase modestly in the Enterprise segment in 2008 as compared to 2007, particularly in the Asia Pacific and Europe, Middle East and Africa regions.  In response to higher raw material costs, price increases for several major product groups were announced in the second and third quarters of 2008.  These price increases provided modest benefits to net sales during the three and nine months ended September 30, 2008.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending.  The deterioration of global economic conditions may negatively affect demand for our products.

Enterprise segment operating income for the three and nine months ended September 30, 2008 includes a $2.5 million benefit related to the alignment of certain employee benefit policies between legacy CommScope and Andrew.  Operating income was adversely affected by a $0.8 million and $0.9 million increase in restructuring costs for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  Excluding these special items, Enterprise segment operating income for the three and nine months ended September 30, 2008 is higher than the comparable prior year periods despite essentially unchanged net sales primarily due to an ongoing shift in mix toward higher margin products.

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

WNS segment net sales decreased during the three and nine months ended September 30, 2008 compared to the comparable pro forma 2007 periods primarily due to the divestiture of the Satellite Communications (SatCom) product line on January 31, 2008.  SatCom sales for the three and nine months ended September 30, 2008 were $2.1 million and $13.7 million, respectively, as compared to $27.2 million and $80.8 million for the pro forma three and nine months ended September 30, 2007.  The SatCom sales subsequent to its divestiture relate to manufacturing transition services.  Excluding the impact of SatCom, WNS segment net sales decreased 15.9% and 1.7% during the three and nine months ended September 30, 2008, respectively, as compared to the comparable pro forma 2007 periods, primarily due to lower sales of power amplifiers and filters as well the impact of divesting other product lines.  Net sales in the WNS segment benefited from changes in foreign exchange rates in both the three and nine months ended September 30, 2008. Net sales of geolocation products in the WNS segment are not material and are not expected to be materially impacted by developments in the TruePosition litigation (see Part II—Other Information, Item 1—Legal Proceedings).

WNS segment operating income for the three and nine months ended September 30, 2008 improved over the comparable pro forma prior year periods primarily due to asset impairments and litigation charges of $89.1 million and

$197.9 million that were recorded in the pro forma three and nine months ended September 30, 2007, respectively.  WNS operating income for the three and nine months ended September 30, 2008 included the negative impact of $1.8 million and $27.6 million, respectively, from inventory-related purchase accounting adjustments resulting from the acquisition of Andrew and $6.7 million and $16.1 million, respectively, of incremental intangible amortization from the Andrew acquisition preliminary purchase price allocation.  WNS operating income for 2008 has been favorably affected by reduced SatCom losses as a result of the sale of the SatCom product line as well as the restructuring of our relationship with Nokia Siemens Networks for custom filter production.

Broadband

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using Hybrid Fiber Coaxial architecture.

Broadband segment net sales declined in both the three and nine months ended September 30, 2008 as compared to the comparable prior year periods due to a decrease in domestic sales that was partially offset by stronger international sales, particularly in Central and Latin America. The slowdown in purchasing by our domestic customers is largely attributable to the deterioration in general economic conditions, particularly the residential housing market.  The increase in international sales reflects continued spending on new projects and system maintenance.  Net sales for the nine months ended September 30, 2008 includes incremental net sales of $6.9 million related to the Signal Vision product line that was acquired in May 2007.

The reduction in Broadband segment operating income for the three and nine months ended September 30, 2008 as compared to the same periods in the prior year is due in part to an increase of $1.4 million and $23.2 million in restructuring charges, respectively.  Although Broadband segment operating income benefited modestly from price increases announced earlier in 2008, the impact of pricing was more than offset by the impact of higher raw material prices, lower production volume due to the decline in domestic sales, a shift in mix toward less profitable products and product warranty charges of $4.6 million in the nine months ended September 30, 2008 related to an isolated manufacturing defect. Broadband segment operating income for the three and nine months ended September 30, 2008 includes a $4.2 million benefit related to the alignment of certain employee benefit policies between legacy CommScope and Andrew.  Continued volatility in raw material costs and a continued slowdown in purchasing by cable system operators and may limit the improvement in operating income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	As of
	September 30,	December 31,	Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Cash and cash equivalents	$496.3	$649.5	$(153.2)	(23.6)%
Working capital, excluding cash and cash equivalents and current portion of long-term debt	819.5	831.4	(11.9)	(1.4)
Long-term debt, including current portion	2,196.3	2,595.8	(399.5)	(15.4)
Total capitalization (1)	3,652.1	3,875.8	(223.7)	(5.8)
Long-term debt as a percentage of total capitalization	60.1%	67.0%

(1)  Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity, both on a short-term and long-term basis, are cash and cash equivalents, cash flows provided by operations and availability under credit facilities. The primary uses of liquidity include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements, capital expenditures, payment of certain restructuring costs and funding of pension and other postretirement benefit obligations.

The decrease in cash and cash equivalents during the nine months ended September 30, 2008 was primarily driven by $207.6 million disbursed in conjunction with exchanging substantially all of the 3.25% convertible debentures assumed in the Andrew acquisition into merger consideration, the payment of $57.3 million as part of the merger consideration paid to former Andrew shareholders as their Andrew shares were presented, and a voluntary $100.0 million prepayment of our six-year senior secured term loan.  These decreases were partially offset by $253.5 million in net cash flow from operations.

The decrease in long-term debt and the reduction in long-term debt as a percentage of total capitalization were primarily the result of the exchange of substantially all of the 3.25% convertible debentures for merger consideration, the negotiated conversion of a portion of the 1% convertible debentures into shares of our common stock, and the $100 million prepayment of our six-year senior secured term loan.  The decline in total capitalization was primarily driven by the cash portion of the merger consideration that was exchanged for the 3.25% convertible debentures and the prepayment of the six-year senior secured term loan, partially offset by earnings during the nine months ended September 30, 2008.

Cash Flow Overview

	Nine Months Ended
	September 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Net cash provided by operating activities	$253.5	$138.5	$115.0	83.0%
Net cash used in investing activities	(86.0)	(111.0)	25.0	(22.5)
Net cash provided by (used in) financing activities	(310.2)	28.4	(338.6)	NM

Operating Activities

During the nine months ended September 30, 2008, operating activities generated $253.5 million in cash compared to $138.5 million during the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, net income of $113.9 million, depreciation and amortization of $164.9 million and a decrease of $64.1 million in inventories were partially offset by a $51.7 million increase in accounts receivable.   The increase in accounts receivable is primarily attributable to the increase in sales during the third quarter of 2008 over the fourth quarter of 2007 as well as the shift in the mix of sales to more international customers whose payment terms are generally longer than domestic customers.

We expect to continue to generate net cash from operations during 2008, primarily due to operating income, including the impact of our cost reduction efforts, and the anticipated reduction in the level of working capital excluding cash and cash equivalents and the current portion of long-term debt.

Investing Activities

Investment in property, plant and equipment during the nine months ended September 30, 2008 increased by $17.6 million year over year to $35.9 million largely due to capital expenditures made by the acquired Andrew business.  We currently expect total capital expenditures of $55 million to $65 million in 2008 compared to $27.9 million in 2007. The expected capital spending during 2008 is primarily for expanding and upgrading production capability, cost reduction efforts and investments in information technology.

During the nine months ended September 30, 2008, we received proceeds of approximately $9.0 million primarily from the sale of the SatCom product line.  The proceeds from the sale of the SatCom product line were used to reduce the principal outstanding under our seven-year senior secured term loan.

During the nine months ended September 30, 2008, we paid an additional $59.5 million in connection with the Andrew acquisition.  The majority ($57.3 million) of this cash outflow related to the payment of merger consideration to former Andrew shareholders.  In the nine months ended September 30, 2008, we also paid $1.5 million of the remaining $2.0 million balance related to the SVI acquisition that was completed in May 2007.

During the nine months ended September 30, 2008, we paid approximately $5.0 million and amended our cross currency swap of U.S. dollars for euros to reduce the notional amount from $14 million to $7 million.

Financing Activities

In connection with the exchange of substantially all of our 3.25% convertible senior subordinated debentures for merger consideration, we paid $207.6 million in cash, which is reflected as a financing use of cash, and issued 0.5 million shares of CommScope common stock, which is reflected as a non-cash transaction.  In connection with the negotiated conversion of $50.5 million in face value of our 1% convertible senior subordinated debentures, we issued 2.5 million shares of CommScope common stock, which is reflected as a non-cash transaction.  We also made other principal repayments of $122 million, primarily to reduce the amount outstanding under our six-year senior secured term loan.  As of September 30, 2008, our availability under the $400 million revolving credit portion of the facilities was approximately $372 million due to

$28 million of letters of credit issued under the facilities.  We had no outstanding borrowings under the revolving credit portion as of September 30, 2008.

Management is evaluating our capital structure and may consider various alternatives, including but not limited to, reducing debt levels by making additional principal payments on our outstanding term loans, inducing additional conversions of some or all of our 1% convertible debentures or raising additional capital.

Future Cash Needs

We expect that our primary future cash needs will be debt service, working capital, capital expenditures, restructuring costs, disposition of TruePosition litigation and funding pension and other postretirement benefit obligations. We paid $20.7 million and $40.9 million of restructuring costs during the three and nine months ended September 30, 2008, respectively, and expect to pay the majority of the $27.8 million liability for restructuring initiatives by the end of 2009.  We made contributions of $1.7 million and $14.8 million to our pension and other postretirement benefit plans during the three and nine months ended September 30, 2008, respectively. We expect to make additional contributions of up to $1.7 million to our pension and other postretirement benefit plans during 2008. To maintain funding levels required under the Pension Protection Act of 2006 and similar requirements outside the U.S., we may make additional contributions during 2008 and/or in subsequent years and these contributions could be material. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.

As our 1% convertible senior subordinated debentures are subject to a repurchase right at the option of the holders on March 20, 2009, we are evaluating our alternatives to address the potential exercise of this right.  The factors that may affect our choice of alternatives include cash availability, constraints under our senior secured credit facilities and prevailing market conditions, among others. We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our senior secured revolving credit facility, will be sufficient to meet our presently anticipated future cash needs, including cash requirements related to restructuring initiatives or other costs related to the Andrew integration. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, continued global economic weakness and uncertainties, changes in cost and availability of key raw materials and our ability to recover these costs from our customers through pricing; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; the risk that our internal production capacity and that of our contract manufacturers may be insufficient to meet customer demand or quality standards for our products; the risk that customers might cancel orders placed or that orders currently placed may reduce orders in the future; continuing consolidation among our customers; competitive pricing and acceptance of our products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; the outcome of negotiations with represented employees; the challenges of achieving anticipated cost-reduction synergies expected from the acquisition of Andrew; delays or challenges related to removing, transporting or reinstalling equipment; concentration of sales among a limited number of customers or distributors; fluctuations in interest rates; compliance with covenants in the senior secured credit facilities; capital structure changes; significant international operations and the impact of variability in foreign exchange rates; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets; increased obligations under employee benefit plans; ability to achieve expected sales growth and earnings goals; ability to achieve expected benefits from prior or future acquisitions or equity investments; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; variability in effective tax rate and ability to recover amounts recorded as value added tax receivables; the outcome of the TruePosition, Inc. litigations; regulatory changes affecting us or the industries we serve; and

any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Part I - Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II - Item 1A in this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. We may utilize derivative financial instruments, among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The table below summarizes the combined interest and principal payments associated with the variable rate term loans and interest rate swap we entered into in connection with the Andrew acquisition. The principal payments presented below are based on the scheduled maturities in the credit agreement after the $100 million prepayment made on September 30, 2008. The interest payments presented below assume the interest rate in effect as of September 30, 2008 and include the impact of the interest rate swap, which serves to fix a portion of the interest payments on our variable rate debt. The projected future payments on the interest rate swap reflected in the table below are based on the forward interest rate curve in effect as of the date of the table. Settlement of the fair value of this hedging instrument as of September 30, 2008 would have resulted in a loss of approximately $16.2 million, net of tax. The unrealized loss on this cash flow hedge is included in accumulated other comprehensive income (loss). The impact of a 100 basis point increase in interest rates on projected future interest payments related to the unhedged portions of the term loans is also included in the table below.

	For the balance of	For the year ended December 31,				There-
	2008	2009	2010	2011	2012	after	Total
Principal and interest payments on variable rate term loans	$35.8	$143.0	$139.4	$144.5	$346.0	$1,849.3	$2,658.0
Average interest rate	6.4%	6.3%	6.2%	6.0%	5.9%	5.9%
Interest rate swap payments (receipts)	6.5	17.4	7.5	(0.1)	—	—	31.3
Impact of an increase in interest rates of 100 basis points	1.2	6.8	9.7	15.4	18.1	27.3	78.5

We also have fixed rate convertible debentures outstanding. The fair value of these debentures is subject to fluctuations as our stock price and interest rates change. The table below summarizes our expected interest and principal payments related to our fixed rate debt as well as the fair value of these instruments at September 30, 2008. We also assume in the table below that our 1% convertible debentures will not be redeemed until their scheduled maturity in 2024, although we have the option to redeem earlier and the noteholders have options to require us to repurchase them before their scheduled maturity. The fair value of our 1% convertible debentures is based on quoted market prices.

	For the balance of	For the year ended December 31,				There-		Fair
	2008	2009	2010	2011	2012	After	Total	Value
Principal and interest payments on fixed rate debt	$—	$2.0	$2.0	$2.0	$2.0	$222.0	$230.0	$318.5
Average interest rate	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%

Foreign Currency Risk

Approximately 54% and 52% of our net sales for the three and nine months ended September 30, 2008, respectively, were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. At September 30, 2008, we were continuing to evaluate alternatives to help us reasonably manage the market risk related to foreign currency exposures.

As of September 30, 2008, we held a cross currency rate and forward foreign exchange swap agreement, which hedges a portion of our euro-denominated asset exposure. Under the swap agreement, we receive 4.0% interest in U.S. dollars and pay 4.5% interest in euros.

	For the balance of	For the year ended December 31,				There-		Fair
	2008	2009	2010	2011	2012	After	Total	Value
Cross currency swap (Receive USD/Pay EUR)	$0.1	$4.2	$—	$—	$—	$—	$4.3	$4.0
Contract amount (USD)	$—	$7.0	$—	$—	$—	$—	$7.0

Commodity Price Risk

Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as copper, fabricated aluminum, steel, plastics and other polymers, bimetals and optical fiber, are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. As of September 30, 2008, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks. However, in response to volatility in the commodity markets, we have entered into forward purchase commitments for certain metals to be used in the normal course of business.  As of September 30, 2008, we were obligated to purchase approximately $131 million of metals under take-or-pay contracts through the end of 2009.  Due to the decline in commodity prices during the third quarter of 2008, most of these commitments were above market prices as of September 30, 2008.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 31, 2008, the trial court ruled on these pending motions.  Although the court’s order left a portion of the original jury verdict undisturbed, it reduced the compensatory judgment amount from $45.3 million to $18.6 million plus interest. While the court denied TruePosition’s motion for trebling of damages, it enhanced the reduced damage amount by 25%, bringing the total judgment to $23.25 million.  The court also rejected TruePosition’s request for recovery of its attorneys’ fees and expenses.  The court also granted TruePosition’s motion for a permanent injunction related to the products at issue and indicated that it will enter such an injunction. The parties are currently engaged in proceedings before the trial court to determine the scope of the injunction and what amounts, if any, are owed for one phase of the project which the trial court had previously disallowed as too speculative.

CommScope disagrees with the underlying verdict, the enhancement of damages and the entry of an injunction and continues to believe that the products at issue do not infringe TruePosition’s patent.  CommScope expects to appeal the remaining portion of the underlying judgment, as well as the injunction which the court indicated it will enter.

As a result of the July 31, 2008 ruling in the case, our estimate of the probable loss was reduced from $45.3 million to $28.2 million (including interest).  Subject to the outcome of possible additional legal actions taken by CommScope and/or TruePosition, the ultimate resolution of the TruePosition litigation may be materially different than our current estimate, which does not include legal fees we may incur in appeals or other proceedings. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential lost opportunities.

At issue in the litigation with TruePosition is a patent that TruePosition argued was infringed by an Andrew U-TDOA mobile location system that is being deployed under multiple phases with the customer. Andrew was awarded the initial two phases with this customer for an expanded deployment of this strategic project which, when completed, will cover approximately a thousand cell sites. There are additional phases, not all of which have been awarded by the customer. The jury verdict included claims related to all such cell sites, including those already installed and those to be installed. The July 31, 2008 ruling in the case awarded damages based upon the initial two phases of the project. The current proceedings address whether damages are due for a third phase that Andrew was subsequently awarded but that the trial court had previously found to be too speculative based on the evidence presented at trial. The patent at issue relates only to certain implementations using U-TDOA technology. As a result, other customer installations and projects that use different mobile location technologies are not impacted.

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

ITEM 1A.  RISK FACTORS

The discussion and analysis of our financial condition, results of operations and cash flows for the three and nine months ended September 30, 2008 should be read in conjunction with the risk factors contained in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and the following additional risks and uncertainties relating to recent developments in global financial and commodity markets.  These risks and uncertainties have the potential to have a material adverse impact on our business, financial condition and results of operations.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flows, and we do not know if  these conditions will improve in the near future.

Our financial position, results of operations and cash flows could be materially adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession.  The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

As a result of the recent volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases, which could materially adversely affect our financial position, results of operations and cash flows. See “Risk Factors—Our dependence on commodities subjects us to price fluctuations and potential availability constraints which could materially adversely affect our profitability” under Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

•

Although we believe we have sufficient liquidity under our senior secured revolving credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	To the extent that we repatriate foreign earnings in response to cash requirements, we may experience higher and more volatile effective income tax rates.

•

In order to respond to market conditions, we may need to seek waivers from various provisions in our senior secured credit facilities. There can be no assurance that we can obtain such waivers at a reasonable cost, if at all.

•

Market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to interest rate and currency fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly as a result of these conditions.

•	Recent market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

•

Market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us. See “Risk Factors—We are dependent on a limited number of key customers or distributors for a substantial portion of the net sales in each of our business segments” under Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

We do not know if market conditions or the state of the overall economy will improve in the near future.

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

COMMSCOPE, INC.

November 5, 2008	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant