Form 10-K
period 2008-12-31
COMMSCOPE INC
filed 2009-02-26
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-12929

CommScope, Inc.

(Exact name of registrant as specified in its charter)

Delaware		36-4135495
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1100 CommScope Place, S.E. P.O. Box 339 Hickory, North Carolina	28602 (Zip Code)	(828) 324-2200 (Telephone number)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $3.66 billion as of June 30, 2008 (based on the $52.77 closing price on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded.

As of February 23, 2009 there were 72,572,433 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are

incorporated by reference in Part III hereof.

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

General

CommScope, Inc. is a world leader in infrastructure solutions for communication networks. Through our Andrew® brand, we are a global leader in radio frequency subsystem solutions for wireless networks. Through our SYSTIMAX® and Uniprise® brands, we are also a world leader in network infrastructure solutions, delivering a complete end-to-end physical layer solution, including cables and connectivity, enclosures, intelligent software and network design services, for business enterprise applications. We are also the premier manufacturer of coaxial cable for broadband cable television networks globally and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and fiber-to-the-node (FTTN) applications. Backed by strong research and development, CommScope combines technical expertise and proprietary technology with global manufacturing capability to provide customers with infrastructure solutions for evolving global communications networks in more than 130 countries around the world.

CommScope, Inc. was incorporated in Delaware on January 28, 1997. On December 27, 2007, we acquired Andrew Corporation (Andrew) for approximately $2.3 billion in cash and 5.1 million shares of our common stock valued at approximately $255 million. The acquisition of Andrew is significant to us and historical financial information for periods prior to the acquisition may not be indicative of our financial condition and performance for future periods.

For the year ended December 31, 2008, our revenues were $4.0 billion and our net loss was $229 million, which included a charge of $360 million, net of tax, related to the impairment of goodwill and other intangible assets. Our operating performance is typically weaker during the first and fourth quarters and stronger during the second and third quarters. For further discussion of our current and prior year financial results, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this Form 10-K.

Strategy

Our strategic vision is to be the leading global developer and provider of innovative communications solutions for deployment by communication service providers and enterprise users. Our acquisition of Andrew in December 2007 was an important milestone in achieving this objective. We strive to be recognized for the superior quality and performance of our products, outstanding service to our customers, the excellence of our employees and the value we deliver for our stockholders.

Our business strategy focuses on enhancing operational efficiency and internal growth from our existing businesses. We intend to enhance revenue by developing proprietary products and building upon our worldwide facilities and presence as well as our extensive global network of distributors, system integrators and value-added resellers. We consider opportunities for acquisitions, joint ventures or other investments that are a complementary strategic fit with our existing business. We also review our product portfolio and consider selectively divesting non-core or underperforming assets as necessary. Our industry-leading research and development teams continue to spearhead innovative developments in wireless infrastructure, cable and connectivity. We plan to build upon this legacy of innovation and our worldwide portfolio of approximately 3,300 patents and pending patent applications to provide leading-edge technology and new, high-performance infrastructure solutions to our customers.

Challenges

The Andrew acquisition more than doubled the size of CommScope and added significantly to our outstanding debt. We are experiencing recessionary conditions in many of our key markets which have presented us with additional challenges. While we remain confident in the long-term opportunities ahead, we have significant near-term challenges, including:

•	generating cash flow to reduce our debt levels and sufficient earnings to maintain compliance with financial covenants;

•	developing business plans and forecasts with reasonable levels of confidence in the current business environment;

•	maintaining excellent customer service while we strive to control costs and realize additional synergies;

•	supporting our best and brightest employees while we aim to become leaner; and

•	creating profitable growth in a challenging business environment.

We intend to improve efficiency by increasing our operating focus, improving productivity and simplifying processes. We also intend to maintain our emphasis on superior customer service, which we believe has helped us maintain our market leadership in all of our major businesses.

Operating Segments

Following the acquisition of Andrew, management reorganized its internal reporting structure and revised our reportable segments. Our four reportable segments, which align with the manner in which the business is managed, are as follows: Antenna, Cable and Cabinet Group (ACCG); Enterprise; Broadband; and Wireless Network Solutions (WNS). Net revenues are distributed among the reportable segments as follows:

	Year Ended December 31,
	2008	2007	2006
ACCG	46.3%	21.1%	16.8%
Enterprise	22.0	46.5	49.3
Broadband	14.5	32.4	33.9
WNS	17.2	—	—

Total	100.0%	100.0%	100.0%

See Note 16 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional segment and geographic financial data relating to our business.

ACCG

We believe that we are a global leader in wireless network infrastructure. The company provides a one-stop source for managing the entire lifecycle of a wireless network, including complete infrastructure solutions for traditional wireless networks, third and fourth generation technologies, triple-play (voice, data, video) services, and specialized applications for microwave communications systems.

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

Base station antennas are the first critical component of wireless infrastructure. This equipment captures wireless signals from users’ handsets, delivers the radio frequency (RF) signal from the base station radio back to the handset and sends signals to operators’ base stations. The base station antenna transmits and receives this wireless signal with a series of wideband passive radiating elements that are designed to maximize efficiency in the frequency bands available to wireless operators. We offer a diverse product line of base station antennas ranging in size from approximately two feet long to large, tower-mounted antennas in excess of twenty feet long. Most of the product line is available with remote electrical tilt capability to allow for network tuning (directing signal most efficiently) from the network operations center.

Cable products include coaxial cables, fiber optic cables, twisted pair cables, connectors, cable assemblies and accessories. Coaxial cable is principally used to carry RF signals. Fiber optic cables and twisted pair cables are used for various wireless applications, including Third and Fourth Generation Wireless, Personal Communications Systems, Long Term Evolution (LTE), Code Division Multiple Access (CDMA), WiMax, Global System for Mobile Communications (GSM), Universal Mobile Telecommunications Systems (UMTS), Cellular, Multichannel Multipoint Distribution Service, Local Multipoint Distribution Systems, land mobile radio, paging, automotive and in-building wireless applications. We sell our semi-flexible coaxial cables and elliptical waveguide cable products under the HELIAX® trademark, which is available in both copper and aluminum. We believe that we distinguish ourselves from our competition by offering technically advanced and higher performance cable products. In addition to cable, we provide cable connectors, accessories and assemblies which are also marketed under the HELIAX® brand. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. We provide multiple connector families, including OnePiece™ and Positive Stop™ connectors.

We also manufacture a full line of microwave antennas for applications such as fixed-line telecommunications networks, broadband wireless and wireless infrastructure. Microwave antennas take the RF signal from a microwave radio and create a highly directional point-to-point link with a similar microwave antenna at another location in the network.

Our cabinet solutions product line connects and protects electronic communications equipment for wireline and wireless service providers and original equipment manufacturers (OEMs). We are a North American leader in developing and providing environmentally secure cabinets to integrate complex equipment for DSL and FTTN deployments by telecommunication service providers. During 2008, we introduced a full line of radio battery auxiliary (RBA) cabinets as well as an environmentally-friendly fuel cell solution that provides back up power for cell sites. These products are targeted to global service providers and OEMs.

Enterprise

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

We design, manufacture and market coaxial and fiber optic cable and supporting apparatus, most of which is used in the cable television industry. We are the world’s largest manufacturer of coaxial cable and a leading domestic supplier of fiber optic cable for cable television and other video applications. Our coaxial and fiber optic cables are primarily used in HFC networks being deployed throughout the world. HFC networks utilize a combination of fiber optic and coaxial cable and are widely recognized as one of the most cost-effective ways to offer multi-channel video, voice and data services. Our broadband coaxial cables and zero water peak optical fiber cables provide sufficient bandwidth connectivity for services such as cable television, video on demand, high-speed Internet access, cable telephony and other interactive services. Through our acquisition of Signal Vision, Inc., we became a leading supplier to cable television of broadband radio frequency subscriber solutions.

Many other specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We are a leading producer of composite cables made of flexible coaxial and twisted copper pairs for full-service communications providers worldwide. We also provide a variety of cable-in-conduit products for telecommunication applications.

WNS

We believe that we are a leading global provider of integral components for wireless base stations as well as solutions that expand coverage and capacity of wireless networks.

The WNS segment consists of base station subsystems and core network products such as power amplifiers, filters, location-based systems, network optimization analysis systems and products and solutions that extend and enhance the coverage of wireless networks, such as RF repeaters and distributed antenna systems. Base station subsystems and RF products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated systems.

We design and manufacture high power integrated and multi-carrier RF power amplifiers that are used by wireless communication systems to boost the radio signal power for transmission across long distances and are usually located within base stations. We design and manufacture filters, duplexers, combiners and integrated antenna combining units for OEM and wireless service providers. We also supply tower-mounted amplifiers to OEMs and wireless service providers that use these products to improve network performance.

We are one of two major independent suppliers of network-based geolocation systems capable of providing wireless operators with the equipment and software necessary to locate wireless callers. We believe our network-based Geometrix® products are capable of meeting the accuracy and reliability requirements set by the Federal Communications Commission for E-911 networks and location-based services and can be used with many wireless interfaces, including CDMA, GSM and UMTS.

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

Our wireless innovations solutions are used worldwide to extend and enhance the coverage and capacity of wireless networks. These solutions are sold directly to wireless service providers as well as to OEMs and third-party entities. Typical turnkey projects include coverage of highway tunnels, subway and railway systems, shopping centers, airports, convention centers, office buildings and campuses.

On January 31, 2008, CommScope completed the sale of the Satellite Communications (SatCom) product line, acquired as part of the Andrew acquisition, to ASC Signal Corporation (ASC). We received $8.5 million in cash, a $2.5 million note receivable due April 30, 2011, a 17.9% ownership interest in ASC and the potential for up to an additional $25.0 million of cash if certain financial targets are met over a three year period from the date of the divestiture. In addition, we expect to receive an additional $2.5 million note receivable also due April 30, 2011, for the transfer of certain inventory and manufacturing assets. The SatCom product line had net sales of $16 million in 2008 and $103 million in 2007 (prior to the acquisition of Andrew). No gain or loss was recognized on the sale of SatCom.

Manufacturing

We typically develop, design, fabricate, manufacture and assemble the products we sell. In addition, we utilize contract manufacturers for many of our product groups, including cabinets, power amplifiers and certain filter products. Our manufacturing facilities are located worldwide and each facility shares a company-wide commitment to quality and continuous improvement. We have worked to ensure that our manufacturing processes and systems and those used by our contract manufacturers are based on the quality model developed by the International Organization for Standardization (ISO) and that identical management guidelines are used at our different locations to produce interchangeable products of the highest quality. Quality assurance teams oversee design, international standards adherence, and verification and control of processes. All of our manufacturing facilities have received IS0 9000 certification, the most widely recognized standard for quality management. In addition, several of our facilities have the TL 9000 certification, which is a telecommunications-specific standard for quality management.

We utilize a significant number of worldwide facilities to meet our production demands, manage our overall production costs and improve service to customers. We continually evaluate and adjust operations in order to improve service, lower cost and improve the return on capital investments. As part of the Andrew acquisition, we significantly increased the number of worldwide manufacturing and distribution facilities. During 2008, we evaluated our global manufacturing and distribution facilities and initiated a reduction in the overall number of global facilities. We expect to complete this phase of global manufacturing consolidation during 2009.

Research and Development

Research and development (R&D) is important to preserve our position as a market leader and to provide the most technologically advanced solutions in the marketplace. Our major R&D activities relate to ensuring our wireless products can meet our customers’ changing needs and to developing new enterprise structured cabling solutions as well as improved functionality and more cost-effective designs for cables, apparatus and cabinets. Many of our professionals maintain a presence in standards-setting organizations so that our products can be formulated to achieve broad market acceptance.

Customers

We market our products directly to telecommunication service providers or to OEMs that sell equipment to the providers as well as through an extensive global network of distributors, system integrators and value-added resellers. Major customers include companies such as Anixter International and its affiliates (Anixter), Alcatel-Lucent, Ericsson, Nokia Siemens, AT&T, T-Mobile, Comcast Corporation, Verizon, and other major wireless and wireline carriers and broadband service providers. We support our global sales organization with regional service centers in locations around the world.

ACCG segment products are primarily sold directly to telecommunication service providers or to OEMs that sell equipment to the providers. Our customer service and engineering groups maintain close working relationships with these customers due to the significant amount of design and customization associated with some of these products. No ACCG customer accounted for 10% or more of our consolidated net sales during 2008.

Enterprise segment products are sold to customers primarily through independent distributors, system integrators and value-added resellers. During 2008, sales of Enterprise products to our top three distributors, system integrators and value-added resellers represented 16% of our consolidated net sales. Selling products through distributors has associated risks, including, without limitation, that sales can be negatively affected on a short-term basis as a result of changes in inventory levels maintained by distributors. These inventory changes may be unrelated to the purchasing trends by the ultimate customer.

Broadband segment products are primarily sold directly to cable television system operators. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to our three largest domestic broadband customers represented 6% of our consolidated net sales during 2008.

WNS segment products are primarily sold directly to wireless service providers and OEMs. No WNS customer accounted for 10% or more of our consolidated net sales during 2008.

Sales to OEMs and wireless service providers primarily originate in our ACCG and WNS segments. Sales to our top three OEM customers represented 22% of our 2008 consolidated net sales and sales to our top three wireless service provider customers represented 8% of our consolidated net sales during 2008.

We employ a global manufacturing and distribution strategy to lower production costs and improve service to customers. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia/Pacific Rim and other regions throughout the world. Our net sales from international operations were $2.1 billion, $0.6 billion and $0.5 billion during 2008, 2007 and 2006, respectively. International sales and operations are subject to a number of risks including political and economic upheaval, international conflicts, restrictive actions by foreign governments, adverse foreign tax laws and unfavorable currency fluctuations, among others.

Changes in the relative value of currencies may impact our results of operations. We may attempt to limit our exposure to currency fluctuations by matching the currency of expected revenues and costs or engaging in foreign currency hedging transactions. For more information about our foreign currency exposure management, see Note 9 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Patents and Trademarks

We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. As of December 31, 2008, on a worldwide basis, we held approximately 3,300 patents and pending patent applications. As of December 31, 2008, we also had more than 1,300 registered trademarks and pending trademark applications worldwide. We consider our patents and trademarks to be valuable assets, and while no single patent is material to our operations as a whole, we believe the CommScope®, Andrew®, SYSTIMAX® and HELIAX® trade names and related trademarks are critical assets to our business. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. We will continue to protect certain key intellectual property rights.

Backlog and Seasonality

At December 31, 2008, 2007 and 2006, we had an order backlog of $397 million, $489 million, and $88 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders that are believed to be firm. In some cases, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, we can experience significant quarterly fluctuations in sales and income. These variations are expected to continue in the future. Consequently, it is more meaningful to focus on annual rather than interim results.

Competition

The market for our products is highly competitive and subject to rapid technological change. We encounter competition in substantially all areas of our business from both international and domestic companies. Our competitors include large, diversified companies, some of which have substantially greater assets and financial resources than we do, as well as medium to small companies. We also face competition from certain smaller companies that have concentrated their efforts in one or more areas of the markets we serve. The following table summarizes some of our representative competitors by segment.

Product Groups	Representative Competitors
ACCG	Alcatel-Lucent, ADC Telecommunications, Inc., Eupen Cable, Inc., Emerson Electric Co., RFS, NK, Huber + Suhner, Amphenol Corporation, Powerwave Technologies and Kathrein
Enterprise	ADC Telecommunications, Inc., Belden, Inc., Corning Incorporated, General Cable Corp., Ortronics, Inc., Nexans SA, Panduit Corp. and Tyco Electronics Corporation
Broadband	Amphenol Corporation, Corning Incorporated, Prysmian, Belden, Inc., Alcatel-Lucent and Pirelli Cable Corporation
WNS	Powerwave Technologies, RFS, Kathrein, TruePosition, Qualcomm, Agilent Technologies, Comarco Wireless Technologies, Ericsson TEMS, ADC Telecommunications, Inc., Comba Telecom Systems, Axell Wireless, Mobile Access and Huawei Technologies Co., Ltd.

We compete primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. We believe that the wireless products and integrated cabinet solutions within our ACCG segment are able to compete effectively in these markets based on strong technological capabilities and customer relationships. We believe that our structured cabling systems have a strong competitive position in the Enterprise segment markets because of long-standing relationships with distributors, system integrators and value-added resellers, strong brand recognition and premium product features and reliability. We believe that we have a strong competitive position in the Broadband segment markets due to our position as a low-cost, high-volume cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. We believe the amplifier and filter products in our WNS segment are recognized for their leading-edge technology and efficiency. The wireless innovations solutions within our WNS segment are unique for their comprehensive product portfolio and scale.

Raw Materials

Our products are manufactured or assembled from both standard components and parts that are unique to our specifications. Our internal manufacturing operations are largely process oriented and we use significant quantities of various raw materials, including copper, fabricated aluminum, steel, brass, plastics and other polymers, fluoropolymers, bimetals and optical fiber, among others. Fluorinated ethylene propylene is the primary raw material used throughout the industry for producing flame-retarding cables for local area network (LAN) applications in North America. We use fabricated aluminum, copper, steel and polymers in the manufacture of coaxial and twisted pair cables. Other parts are produced using processes such as stamping, machining, molding and pressing from metals or plastics. Portions of the requirements for these materials are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We may, from time to time, enter into forward purchase commitments or attempt to match futures contracts or option contracts for a specific commodity to mitigate our exposure to price changes for a portion of our anticipated purchases.

Our profitability may be materially affected by changes in the market price of our raw materials, most of which are linked to the commodity markets. Prices for copper, aluminum, fluoropolymers and certain other polymers derived from oil and natural gas have fluctuated substantially during 2008 and exhibited significantly greater than normal levels of volatility. As a result, we have adjusted our prices for certain ACCG, Enterprise and Broadband segment products and may have to adjust prices again in the future. Delays in implementing price increases, failure to achieve market acceptance of future price increases or price reductions in response to a rapid decline in raw material costs could have a material adverse impact on the results of our operations.

In addition, some of our products are assembled from specialized components and subassemblies manufactured by suppliers. We are dependent upon sole suppliers for certain key components for our power amplifier and other products. If these sources were not able to provide these components in sufficient quantity and quality on a timely and cost-efficient basis, it could materially impact our results of operations until another qualified supplier is found. We believe that our supply contracts and our supplier contingency plans mitigate some of this risk.

Environment

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of hazardous substances, the handling and disposal of solid and hazardous waste, the content of our products, and the investigation and remediation of hazardous substance contamination. Because of the nature of our business, we have incurred, and will continue to incur, costs relating to compliance with these environmental laws and regulations. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations, including those regulating the types of substances allowable in certain of our products, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business. We believe our products, as applicable, are compliant with the European Union Directive on Restriction of Hazardous Substances (RoHS) in electrical and electronic equipment.

Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, current or former owners or operators of a contaminated property, as well as companies that generated, disposed of, or arranged for the disposal of hazardous substances at a contaminated property, can be held jointly and severally liable for the costs of investigation and remediation of the contaminated property, regardless of fault. Certain of our owned facilities are the subject of ongoing investigation and/or remediation of hazardous substance contamination in the soil and/or groundwater. We are being indemnified from costs relating to most of these investigations or remediation activities by prior owners and operators of these facilities. Based on currently available information and the availability of indemnification, we do not believe the costs associated with these contaminated sites will have a material adverse effect on our financial condition or results of operations. However, our present and former facilities have or had been in operation for many years and, over such time, these facilities have used substances or generated and disposed of wastes that are or may be considered hazardous. Therefore, it is possible that environmental liabilities may arise in the future that we cannot now predict.

Employees

As of December 31, 2008, we employed approximately 15,000 people. The majority of our employees are located outside of the United States in a number of foreign countries.

As a matter of policy, we seek to maintain good relations with our employees at all locations. From a company-wide perspective, we believe that our relations with our employees and unions are satisfactory. Based on our experience, periods of labor unrest or work stoppage have not had a material impact on our operations or results. Our Connectivity Solutions Manufacturing, Inc. subsidiary has collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW), Locals 1614 and 1974. These collective bargaining agreements govern the pay, benefits and working conditions for 428 production, maintenance and clerical employees represented by the two IBEW Locals. Agreements were ratified by the IBEW Local 1974 (production and maintenance employees) that became effective as of January 1, 2009 and are scheduled to expire on November 1, 2012. Agreements with IBEW Local 1614 (clerical employees) are scheduled to expire on May 31, 2009.

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

New York Stock Exchange Annual CEO Certification

Our common stock is listed on the New York Stock Exchange. In accordance with New York Stock Exchange rules, on May 23, 2008, we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by CommScope of the New York Stock Exchange’s corporate governance listing standards.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of the Company as of February 23, 2009.

Name and Title	Age	Business Experience
Frank M. Drendel Chairman and Chief Executive Officer	64	Frank M. Drendel has been our Chairman and Chief Executive Officer since July 28, 1997 when we were spun-off (the Spin-off) from General Instrument Corporation (subsequently renamed General Semiconductor, Inc.) and became an independent company. Prior to that time, Mr. Drendel has held various positions with CommScope, Inc. of North Carolina (CommScope NC), our wholly owned subsidiary, since 1971. Mr. Drendel is a director of the National Cable & Telecommunications Association. Mr. Drendel was inducted into the Cable Television Hall of Fame in 2002.

Brian D. Garrett President and Chief Operating Officer	60	Brian D. Garrett has been President and Chief Operating Officer of CommScope and CommScope NC since October 1997. He was our Executive Vice President, Operations from the Spin-off until October 1997. Prior to that time, Mr. Garrett has held various positions with CommScope NC since 1980.

Jearld L. Leonhardt Executive Vice President and Chief Financial Officer	60	Jearld L. Leonhardt has been our Executive Vice President and Chief Financial Officer since 1999. He served as our Executive Vice President, Finance and Administration from the Spin-off until 1999. Prior to that time, Mr. Leonhardt has held various positions with CommScope NC since 1970.

Randall W. Crenshaw Executive Vice President and General Manager, Enterprise	51	Randall W. Crenshaw has been our Executive Vice President and General Manager, Enterprise, since February 2004. From 2000 to February 2004, he served as Executive Vice President, Procurement, and General Manager, Network Products Group, of CommScope and CommScope NC. Prior to that time, Mr. Crenshaw has held various positions with CommScope NC since 1985.

Name and Title	Age	Business Experience

Marvin S. Edwards, Jr. Executive Vice President and General Manager, Wireless Network Solutions	60	Marvin S. Edwards, Jr. has been our Executive Vice President and General Manager, Wireless Network Solutions since the closing of the Andrew acquisition. He was previously our Executive Vice President—Business Development and Chairman of our wholly owned subsidiary, Connectivity Solutions Manufacturing, Inc. (CSMI), since April 2005. He was previously Acting President of CSMI from October 2004 to April 2005. Between 2001 and 2003, he was President and Chief Executive Officer of OFS Fitel, LLC and OFS BrightWave, LLC, a joint venture between CommScope and The Furukawa Electric Co., Ltd. Mr. Edwards joined CommScope earlier in 2001 as Executive Vice President—Strategic Development and President of the Wireless Products Group. Between 1986 and 2001, he served in various capacities with Alcatel, including President of Alcatel North America Cable Systems and President of Radio Frequency Systems (RFS).

William R. Gooden Senior Vice President and Controller	67	William R. Gooden has been our Senior Vice President and Controller since the Spin-off. Prior to that time, Mr. Gooden has held various positions with CommScope NC since 1978.

Edward A. Hally Executive Vice President and General Manager, Antenna, Cable and Cabinets Group	59	Edward A. Hally has been our Executive Vice President and General Manager, Antenna, Cable and Cabinets Group since the closing of the Andrew acquisition. He was previously our Executive Vice President and General Manager, Carrier of CommScope and CommScope NC since November 2004. From 2002 to November 2004, he served as Executive Vice President and General Manager, Wireless Products of CommScope. From 2001 to 2002, he served as Senior Vice President and General Manager for Inktomi Corporation, a global provider of information-retrieval solutions. From 1996 to 2001, he was Corporate Vice President and General Manager for Motorola GSM System Products Division, based in the United Kingdom.

James R. Hughes Executive Vice President, Broadband—Sales and Marketing	48	James R. Hughes has been Executive Vice President, Broadband—Sales and Marketing of CommScope and CommScope NC since January 1, 2005. From 1997 until 2005, he was Senior Vice President, North American Broadband Sales and Marketing of CommScope NC. Prior to joining CommScope in 1995, Mr. Hughes held various positions with Belden Wire & Cable from 1983 to 1995.

Christopher A. Story Executive Vice President, Coaxial Cable and Antenna Operations	49	Christopher A. Story has been Executive Vice President, Coaxial Cable and Antenna Operations of CommScope and CommScope NC since 2008. Prior to that time, Mr. Story has held various positions with CommScope NC since 1989.

Frank B. Wyatt, II Senior Vice President, General Counsel and Secretary	46	Frank B. Wyatt, II has been Senior Vice President, General Counsel and Secretary of CommScope since 2000. Prior to joining CommScope as General Counsel and Secretary in 1996, Mr. Wyatt was an attorney in private practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird LLP). Mr. Wyatt is CommScope’s Corporate Compliance and Ethics Officer.

ITEM 1A.	RISK FACTORS

The Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws provide a “safe harbor” for forward-looking statements. This Form 10-K, our Annual Report to Stockholders, any Form 10-Q or Form 8-K of ours, or any other oral or written statements made by us or on our behalf, may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “confident,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not intend, and are not undertaking any duty or obligation, to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

Our actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to (a) the general economic, political, military and competitive conditions in the United States and other markets where we operate; (b) changes in capital availability or costs, such as changes in interest rates, market perceptions of the industry in which we operate, security ratings or general stock market fluctuations; (c) changes in the regulatory framework governing telecommunication services and equipment in the U.S. and other countries; (d) workforce factors; (e) authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission (SEC); (f) the impact of corporate governance, accounting and securities law reforms by the United States Congress, the SEC and the New York Stock Exchange; (g) risks related to production and inventory, including warranty costs, obsolescence and other inventory valuation charges, excess capacity and material and labor costs; and (h) the factors set forth below.

Competitive Risks

We are dependent on a limited number of key customers or distributors for a substantial portion of the net sales in each of our business segments.

A limited number of key customers or distributors account for a substantial portion of our net sales.

•	Original equipment manufacturers (OEMs)

Sales to OEMs, who supply equipment to telecommunication service providers, primarily originate in our ACCG and WNS segments. Sales to our top three OEM customers represented 22% of our 2008 consolidated net sales.

•	Wireless service providers

Sales to wireless service providers primarily originate in our ACCG and WNS segments. Sales to our top three wireless service provider customers represented 8% of our consolidated net sales during 2008.

•	Distributors, system integrators and value-added resellers

Sales to distributors, system integrators and value-added resellers primarily originate in our Enterprise segment. For the year ended December 31, 2008, sales to the top three distributors, system integrators and value-added resellers represented approximately 16% of our consolidated net sales.

•	Cable television system operators

Sales to cable television system operators who own multiple cable television systems primarily originate in our Broadband segment. Sales to our three largest cable television system operator customers represented approximately 6% of our consolidated net sales for the year ended December 31, 2008.

The concentration of our net sales among these key customers or distributors within each of our segments subjects us to a variety of risks that could have a material adverse impact on our net sales and profitability, including, without limitation:

•	loss of one or more of our key customers or distributors or failure to renegotiate new distributor agreements;

•	financial difficulties experienced by one or more of our key customers or distributors resulting in reduced purchases of our products and/or uncollectible accounts receivable balances;

•	reductions in inventory levels held by distributors and OEMs which may be unrelated to purchasing trends by the ultimate customer;

•	consolidations in the cable television or telecommunications industries could result in delays in purchasing decisions, or reduced purchases, by the merged businesses;

•

the cable television and telecommunications industries are each subject to significant government regulation, and new or proposed laws or regulations could impact capital spending plans and, therefore, adversely impact our business;

•

increases in the cost of borrowing or capital and/or reductions in the amount of debt or equity capital available to the cable television or telecommunications industries could reduce the level of their capital spending and, therefore, adversely impact our business;

•	reductions in the level of capital spending in the corporate information technology sector could have an adverse impact on sales of our Enterprise products;

•	changes in the technology deployed by telecommunication customers could have an adverse impact on our business;

•

reductions in the level of spending on network maintenance and/or capital improvements by cable television or telecommunications customers could have an adverse impact on our net sales and profitability; and

•

competition for cable television operators from satellite and other wireless television providers, telephone companies or others could result in lower capital spending and have an adverse impact on sales of our Broadband products.

We face competitive pressures with respect to all of our major products.

In each of our major product groups, we compete with a substantial number of foreign and domestic companies, some of which have greater resources (financial or otherwise) or lower operating costs than we have. The rapid technological changes occurring in the telecommunications industry could lead to the entry of new competitors. Existing competitors’ actions, such as price reductions or introduction of new innovative products, use of Internet auctions by customers or competitors, and new competitors may have a material adverse impact on our net sales and profitability. We cannot assure you that we will continue to compete successfully with our existing competitors or that we will be able to compete successfully with new competitors.

Fiber optic technology presents a potential substitute for some of the communications cable products we sell. A significant decrease in the cost of fiber optic systems could make these systems superior on a price/performance basis to copper systems. A significant decrease in the cost of fiber optic systems would reasonably be expected to have a material adverse effect on our coaxial and twisted pair cable sales.

There are various complementary and competitive wireless technologies that could be a potential substitute for some of the communications cable products we sell. A significant technological breakthrough or significant decrease in the cost of deploying these wireless technologies could have a material adverse effect on our cable sales.

Supply Chain Risks

Our dependence on commodities subjects us to price fluctuations and potential availability constraints which could materially adversely affect our profitability.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets. The principal raw materials we purchase are rods, tapes, sheets, hardware, tubes and wires made of copper, steel, aluminum or brass; plastics and other polymers; and optical fiber. Fabricated aluminum, copper and steel are used in the production of coaxial and twisted pair cables and polymers are used to insulate and protect cables. Prices for copper, aluminum, steel, fluoropolymers and certain other polymers, derived from oil and natural gas, have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions, and other factors. As a result, we have adjusted our prices for certain products and may have to adjust prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of future price increases could have a material adverse impact on our results of operations. In an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our results of operations.

We are dependent on a limited number of key suppliers for certain raw materials.

For certain of our raw material purchases, including fluorinated ethylene propylene (FEP), copper rod, copper and aluminum tapes, fine aluminum wire, steel wire and optical fiber, we are dependent on key suppliers.

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

Our key suppliers could experience financial difficulties, or there may be global shortages of the raw materials we use, and our inability to find sources of supply at reasonable terms could materially adversely affect our ability to manufacture products in a cost-effective way.

If our components or completed products purchased from our suppliers experience performance issues, our business will suffer.

Our business depends on delivering products of consistently high quality. To this end, our products, including components and raw materials purchased from our suppliers and completed goods purchased for resale, are rigorously tested for quality both by us and our customers. Nevertheless, our products are highly complex and testing procedures used by us and our customers are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), raw materials or components purchased from our suppliers may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, recall of some or all affected products, product redesigns or additional capital equipment may be required to correct a defect. In addition, we generally offer warranties on most products, the terms and conditions of which depend upon the product subject to the warranty. We cannot assure you that future claims will not have a material adverse effect on our results of operations and financial position. Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as customer relations problems.

If contract manufacturers that we rely on to produce a significant portion of our products or key components of products encounter production, quality, financial or other difficulties, we may experience difficulty in meeting customer demands.

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

Operational Risks

Successful implementation and roll-out of product innovations is necessary to preserve customer relationships.

Many of our markets are characterized by advances in information processing and communications capabilities that require increased transmission speeds and greater capacity, or “bandwidth,” for carrying information. These advances require ongoing improvements in the capabilities of power amplifiers, filters, antennas, cabinets, cable, and connectivity and transmission products. We believe that our future success will depend in part upon our ability to enhance existing products and to develop, manufacture and introduce new products that meet or anticipate these changes. The failure to successfully introduce new or enhanced products on a timely and cost-competitive basis or the inability to continue to market existing products on a cost-competitive basis could materially adversely affect our results of operations and financial condition.

New product introductions may replace sales of some of our current products, mitigating the benefits of new product introductions and possibly resulting in excess levels of inventory.

Orders received from customers may be cancelled or may result in lower levels of orders in future periods.

The quarterly volume of orders received from customers may be volatile. Orders received from customers may not ultimately result in sales as customers may cancel or modify orders prior to shipment of the goods. As we have experienced, the volume of orders received from one or more customers in one quarter may result in a lower volume of orders from those customers in subsequent quarters.

If our integrated global manufacturing operations suffer production or shipping delays, we may experience difficulty in meeting customer demands.

We internally produce, both domestically and internationally, a significant portion of certain components used in our finished products. Disruption of our ability to produce at or distribute from these facilities due to failure of our technology, fire, electrical outage, natural disaster, acts of terrorism, shipping interruptions or some other catastrophic event could materially adversely affect our ability to manufacture products at our other manufacturing facilities in a cost-effective and timely manner.

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

If our products experience performance issues, our business will suffer.

Our business depends on delivering products of consistently high quality. To this end, our products are rigorously tested for quality both by us and our customers. Nevertheless, our products are highly complex and testing procedures used by us and our customers are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, recall of some or all affected products, product redesigns or additional capital equipment may be required to correct a defect. In addition, we generally offer warranties on most products, the terms and conditions of which depend upon the product subject to the warranty. In particular, we warrant the operation of our SYSTIMAX products for a period of up to 20 years from installation. In some cases, we indemnify our customers against damages or losses that might arise from certain claims relating to our products. We cannot assure you that future claims will not have a material adverse effect on our results of operations and financial position. Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as customer relations problems.

International Operations Risk

Our significant international operations present economic, political and other risks.

We have a significant level of international manufacturing operations and international sales. We have major manufacturing facilities in China, Brazil, Ireland, Mexico, India, the Czech Republic, the United Kingdom, and Germany. For the year ended December 31, 2008, international sales represented approximately 53% of our net sales.

Our international sales, manufacturing and distribution operations are subject to the risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates; economic and political destabilization; restrictive actions by foreign governments; nationalizations; the laws and policies of the United States affecting trade, foreign investment and loans; foreign tax laws, including the ability to recover amounts paid as value added taxes; potential restriction for the repatriation of cash; reduced protection of intellectual property; longer customer payment cycles; compliance with local laws and regulations; armed conflict; terrorism; shipping interruptions; and major health concerns (such as infectious diseases).

Volatility in foreign exchange rates can have a significant impact on net sales and operating expense.

Foreign currency rates in many of the countries in which we operate have been extremely volatile and unpredictable, at times. We may determine that we are unable to hedge the risks associated with this volatility in an effective manner. In such cases, we may experience declines in revenue and adverse impacts on operating results and such changes could be material.

Acquisition, Realignment, Restructuring and Disposition Risks

We may fail to fully realize the anticipated synergies and cost savings expected from our acquisition of Andrew.

The success of the acquisition will depend, in part, on our ability to fully realize the anticipated growth opportunities and cost savings from combining the businesses of CommScope and Andrew. We expect the cost savings to come from a combination of procurement savings, rationalization of duplicate locations, streamlining overhead and integration of infrastructure, and building upon best practices in technology and manufacturing. We cannot provide any assurance regarding when additional cost savings can be achieved, if at all. To fully realize these anticipated benefits, we must continue to combine the businesses in a manner that permits these synergies to be realized. In addition, our success depends, in part, on these synergies being achieved without adversely affecting revenues. If we are not able to successfully achieve these objectives, such anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected.

We may have difficulty completing the integration of the CommScope and Andrew businesses and may incur substantial costs in connection with completing the integration.

Achieving the anticipated benefits of the acquisition will depend upon the ongoing integration of CommScope’s and Andrew’s products, services, operations, personnel, technology and facilities in a timely and efficient manner.

Although we have not experienced and do not anticipate material difficulties in connection with such integration, the possibility exists that such difficulties could be experienced in connection with the acquisition, especially given the relatively large size of the acquisition. The time and expense associated with combining the businesses of CommScope and Andrew may exceed our expectations and limit or delay the intended benefits of the transaction. Similarly, the process of combining sales and marketing forces, consolidating administrative functions, and coordinating product and service offerings can take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occur, the benefits of the transaction may be reduced.

The ongoing integration of the CommScope and Andrew businesses is a complex, time-consuming and expensive process. We may face substantial difficulties, costs and delays in completing the integration of the two businesses. These difficulties, costs and delays may include:

•	Potential difficulty in combining the separate product technologies of CommScope and Andrew;

•	Perceived adverse changes in product offerings available to customers or in customer service standards, whether or not these changes do, in fact, occur;

•	Costs and delays in implementing common systems and procedures;

•	Difficulties in combining research and development teams and processes;

•	Difficulty comparing financial reports due to differing financial and/or internal reporting systems;

•	Diversion of management resources from the business;

•	Challenges in retaining and integrating management and other key employees of CommScope and Andrew;

•	Difficulty in coordinating infrastructure operations in an effective and efficient manner; and

•	The inability to fully achieve the synergies anticipated to be realized from the acquisition.

We may seek to further combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful in integrating these systems and processes in a timely and efficient manner. Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are outside our control.

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

There are significant risks inherent in the implementation of these initiatives, including, but not limited to, failing to ensure that: there is adequate production capacity to meet customer demand while capacity is being shifted among facilities; there is no decrease in product quality as a result of shifting capacity; adequate raw material and other service providers are available to meet the needs at the new production locations; equipment can be successfully removed, transported and re-installed; and adequate supervisory, production and support personnel are available to accommodate the shifted production.

In the event that manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs as well as customer relations problems, which could have a material adverse effect on our results of operations.

We may need to undertake additional restructuring actions in the future.

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with implementation of initiatives to reduce costs and improve efficiency of our operations. As a result of integrating the CommScope and Andrew businesses or in response to business conditions, we may need to initiate additional restructuring actions that could result in workforce reductions and restructuring charges, which could be material.

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

Although we expect to realize strategic, operational and financial benefits as a result of any acquisition or equity investment, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business, including, but not limited to:

•	successfully managing the operations, manufacturing facilities and technology;

•	maintaining and increasing the customer base;

•	retaining of key employees, suppliers and distributors;

•	integrating management information, inventory, accounting and sales systems; and

•	addressing significant operating losses related to individual facilities or product lines.

Financial Risks

Failure to maintain compliance with our debt covenants could result in an event of default, potentially resulting in a material increase in the interest rate on the debt, among other possible consequences.

Under the terms of our senior secured credit facilities, we are subject to two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which we must comply at all times. Unanticipated charges may cause us to violate our financial covenants. As of December 31, 2008, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under our senior secured credit facilities were both 3.75 to 1.0. Beginning with the quarter ending September 30, 2009, the minimum interest coverage ratio increases to 4.50 to 1.0 and the maximum consolidated leverage ratio decreases to 3.25 to 1.0. Beginning with the quarter ending September 30, 2010, the minimum interest coverage ratio increases further to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases further to 2.50 to 1.0. If we are unable to comply with these covenants, we will be in default under our senior secured credit facilities, which could result in, among other things, the outstanding balance of our term loans becoming due and payable immediately, a material increase in the interest rate and further restrictions on our operational and financial flexibility.

We have substantial indebtedness.

Our substantial indebtedness could have the following consequences:

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;

•

A substantial portion of our annual cash flow for the next several years must be dedicated to the payment of principal (including mandatory annual excess cash flow payments) and interest on the indebtedness;

•	The interest cost on a significant portion of our indebtedness is subject to changes in interest rates and our net earnings could be adversely affected by an increase in interest rates;

•	We are substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage;

•	We are subject to restrictive covenants that may negatively affect our operational or financial flexibility or our ability to pursue additional acquisitions;

•	We may be hindered in our ability to adjust rapidly to changing market conditions; and

•	Our high degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or business.

We may need to recognize additional impairment charges related to goodwill, amortizable intangible assets, fixed assets or other intangible assets with indefinite lives.

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

There is significant judgment required in the analysis of an impairment of goodwill, amortizable intangible assets, fixed assets or other intangible assets with indefinite lives. If, as a result of a general economic slowdown, or deterioration in one or more of the markets in which we operate or in our financial performance and/or future outlook, the fair value of our long-lived assets decreases, we may determine one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our results of operations and financial position.

We have significant obligations under our defined benefit employee benefit plans.

There is a significant unfunded liability related to our defined benefit employee benefit plans.

Significant changes to the assets and/or the liabilities related to our defined benefit employee benefit obligations as a result of changes in actuarial estimates, asset performance or benefit changes, among others, could have a material impact on our financial position and/or results of operations.

In addition, legislation in the U.S. and various foreign jurisdictions could require us to fund a material portion of our significant unfunded obligations over the next several years, which could have a material adverse impact on our liquidity and financial flexibility.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe our current cash and cash equivalents as well as future cash from operations and availability under our senior secured revolving credit facility provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our public debt ratings affect our ability to raise capital and the cost of that capital. As of December 31, 2008, our corporate debt rating from Standard & Poor’s is BB- with a stable outlook and from Moody’s is Ba3 with a stable outlook. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt or equity markets on terms and in amounts that would be satisfactory to us.

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

We may incur additional indebtedness in the future under the revolving facility that is part of our senior secured credit facilities, through future debt issuance or through assumption of liabilities in connection with future acquisitions.

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

As a result of the Andrew acquisition, we have a larger and more complex international tax profile and a significantly greater level of net operating loss and other carryforwards. Variability in the mix and profitability of domestic and international activities, repatriation of earnings from foreign affiliates, identification and resolution of various tax uncertainties and the inability to realize net operating loss and other carryforwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future. A significant increase in our effective income tax rate could have a material adverse impact on our results of operations.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flows could be materially adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a recession and concern about a protracted economic slowdown. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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

•	To the extent that we repatriate foreign earnings to meet cash requirements, we may experience higher and more volatile effective income tax rates.

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

Litigation and Regulatory Risks

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

A jury has found that Andrew willfully infringed a third party’s patent in providing a mobile location system to a customer located in the Middle East, and the judge has reduced the jury verdict to $23.25 million in damages, plus interest, to that third party.

The Company is involved in a patent infringement lawsuit with TruePosition, Inc. related to Andrew’s sale of certain mobile location products. In September of 2007, a jury ruled in favor of TruePosition and awarded $45.3 million in damages. Management believed the verdict was in error and sought to have it reversed.

After the submission of motions on the Company’s attempts to set aside the verdict and TruePosition’s request for a permanent injunction and an enhancement of the damages awarded, up to trebling the amount, the trial court reduced the compensatory judgment amount from $45.3 million to $18.6 million plus interest, and while denying the request for trebling, enhanced the reduced damage amount by 25%, bringing the total judgment to $23.25 million. The court also granted TruePosition’s motion for a permanent injunction related to the products at issue and indicated that it will enter such an injunction. The parties are currently engaged in discovery related to the scope of the injunction, as well as an accounting to determine what, if any, additional amounts Andrew may be liable for related to one additional phase of the customer project at issue.

CommScope disagrees with the underlying verdict, the enhancement of damages and the entry of an injunction and continues to believe that the products at issue do not infringe TruePosition’s patent. CommScope expects to appeal the remaining portion of the underlying judgment, as well as the injunction which the court indicated it will enter.

As a result of the trial court ruling in the case, our estimate of the probable loss was reduced from $45.3 million to $28.4 million (including interest). The ultimate resolution of the TruePosition litigation may be materially different than our current estimate, which does not include legal fees we may incur in appeals or other proceedings. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential lost opportunities.

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

Our facilities are used primarily for manufacturing, distribution and administration. Facilities primarily used for manufacturing may also be used for distribution, engineering, research and development, storage, sales and customer service. Facilities primarily used for administration may also be used for research and development, sales and customer service. As of December 31, 2008, our principal facilities, grouped according to the facility’s primary use, were as follows:

Location	Square Feet Size	Principal Segments	Owned or Leased
Administrative Facilities:
Hickory, NC(1)	84,000	Corporate Headquarters	Owned
Richardson, TX	116,500	Enterprise	Leased
Westchester, IL	45,000	ACCG and WNS	Leased
Manufacturing and Distribution Facilities:
Omaha, NE(1)(2)	1,250,000	ACCG and Enterprise	Owned
Catawba, NC(1)	1,000,000	Broadband	Owned
Joliet, Illinois	690,000	ACCG	Leased
Claremont, NC(1)	587,500	Enterprise	Owned
Newton, NC(1)	455,000	ACCG	Owned
Statesville, NC(1)	315,000	Broadband	Owned
Suzhou, China(3)	298,000	Broadband	Owned
Suzhou, China(3)	290,000	ACCG	Owned
Reynosa, Mexico	279,000	ACCG	Owned
Goa, India(3)	236,000	ACCG	Owned
Sparks, NV	225,500	Broadband	Leased
Shenzhen, China	191,000	WNS	Leased
Sorocaba, Brazil	152,000	ACCG and Broadband	Owned
Brno, Czech Republic	150,000	ACCG	Leased
Campbellfield, Australia	133,000	ACCG	Leased
Lochgelly, United Kingdom	132,000	ACCG and Broadband	Owned
Bray, Ireland	130,000	Enterprise	Owned
McAllen, Texas	112,000	ACCG	Leased
Stratford, United Kingdom(6)	110,000	ACCG	Leased
Buchdorf, Germany	109,000	WNS	Owned
Norcross, Georgia(6)	102,000	ACCG	Leased
Richardson, TX(1)	100,000	ACCG	Owned
Vacant Facilities:
Jaguariuna, Brazil(4)	221,000	Broadband	Owned
Seneffe, Belgium(4)	134,000	Broadband	Owned
Orland Park, Illinois(1)(4)	591,000	ACCG	Owned
College Park, Georgia(5)	103,000	ACCG	Leased

(1)	Our interest in each of these properties is encumbered by a mortgage or deed of trust lien securing our senior secured credit facilities (see Note 8 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).
(2)	An office building, comprising approximately 200,000 square feet of this facility, is currently being marketed for sale.
(3)	The buildings in these facilities are owned while the land is held under long-term lease agreements.
(4)	As of December 31, 2008, this facility is no longer utilized and is being marketed for sale.
(5)	This facility was being marketed for sublease as of December 31, 2008.
(6)	We have announced plans to exit this facility.

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

The Company is involved in a patent infringement lawsuit with TruePosition, Inc. related to Andrew’s sale of certain mobile location products. In September of 2007, a jury ruled in favor of TruePosition and awarded $45.3 million in damages. Management believed the verdict was in error and sought to have it reversed.

After the submission of motions on the Company’s attempts to set aside the verdict and TruePosition’s request for a permanent injunction and an enhancement of the damages awarded, up to trebling the amount, the trial court reduced the compensatory judgment amount from $45.3 million to $18.6 million plus interest, and while denying the request for trebling, enhanced the reduced damage amount by 25%, bringing the total judgment to $23.25 million. The court also granted TruePosition’s motion for a permanent injunction related to the products at issue and indicated that it will enter such an injunction. The parties are currently engaged in discovery related to the scope of the injunction, as well as an accounting to determine what, if any, additional amounts Andrew may be liable for related to one additional phase of the customer project at issue.

CommScope disagrees with the underlying verdict, the enhancement of damages and the entry of an injunction and continues to believe that the products at issue do not infringe TruePosition’s patent. CommScope expects to appeal the remaining portion of the underlying judgment, as well as the injunction which the court indicated it will enter.

As a result of the trial court ruling in the case, our estimate of the probable loss was reduced from $45.3 million to $28.4 million (including interest). The ultimate resolution of the TruePosition litigation may be materially different than our current estimate, which does not include legal fees we may incur in appeals or other proceedings. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential lost opportunities.

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

No matters were submitted to a vote of our security holders during the three months ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol CTV. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

	Common Stock Price Range
	High	Low
2007
First Quarter	$43.79	$28.28
Second Quarter	$59.82	$41.90
Third Quarter	$63.51	$44.28
Fourth Quarter	$54.13	$37.21

2008
First Quarter	$49.90	$33.75
Second Quarter	$56.50	$34.85
Third Quarter	$54.65	$32.20
Fourth Quarter	$34.88	$7.35

As of February 23, 2009, the approximate number of registered stockholders of record of our common stock was 2,530.

We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Our senior secured credit facilities contain limits on our ability to pay cash dividends on our common stock.

During the three months ended December 31, 2008, certain holders of our 1% convertible senior subordinated debentures elected to convert their debentures to common stock. Accordingly, $31,000 of the debentures were converted into 1,425 shares of common stock. The conversion was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

Subsequent to December 31, 2008, we agreed with certain holders of our 1% convertible senior subordinated debentures to issue shares of our common stock in exchange for the debentures. The conversions were made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933. The following table summarizes the transactions by date, principal amount of debentures exchanged, and shares issued.

Trade Date	Principal Amount of Debentures	Shares Issued
February 4, 2009	$4,073,000	286,580
February 5, 2009	$4,350,000	307,549
February 6, 2009	$1,500,000	102,040
February 9, 2009	$1,904,000	132,652
February 10, 2009	$2,293,000	163,264
February 11, 2009	$2,952,000	214,284
February 12, 2009	$2,825,000	205,100
February 19, 2009	$3,454,000	253,807
February 20, 2009	$610,000	44,820

PERFORMANCE GRAPH

The following graph compares cumulative total return on $100 invested on December 31, 2003 in each of CommScope’s Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Standard & Poor’s MidCap 400 Communications Equipment Index (S&P 400 Communications Equipment) (formerly the Standard & Poor’s MidCap 400 Telecommunications Equipment Index). The return of the Standard & Poor’s indices is calculated assuming reinvestment of dividends. The Company has not paid any dividends. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

Company/Index	Base Period December 31, 2003	Indexed Returns Years Ending December 31,
		2004	2005	2006	2007	2008
CommScope, Inc.	100	115.74	123.27	186.65	301.35	95.16
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
S&P 400 Communications Equipment	100	92.83	87.49	97.43	105.78	59.26

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our historical selected financial data as of the dates and for the periods indicated. The data for each of the years presented are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. This financial data does not reflect financial information for Andrew Corporation for periods prior to the acquisition on December 27, 2007.

Five-Year Summary of Selected Financial Data

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007(1)	2006	2005	2004
Results of Operations:
Net sales	$4,016,561	$1,930,763	$1,623,946	$1,337,165	$1,152,696
Gross profit	1,058,204	589,087	444,085	344,475	254,815
Restructuring costs	37,600	1,002	12,578	38,558	14,243
Goodwill and other intangible asset impairments	397,093	—	—	—	—
Operating income (loss)	(89,531)	286,543	158,584	74,862	5,906
Net interest income (expense)	(130,049)	13,872	3,787	(3,251)	(6,999)
Gain on sale of OFS BrightWave, LLC	—	—	—	—	76,437
Gain on OFS BrightWave, LLC note receivable	—	—	18,625	—	—
Net income (loss)	(228,522)	204,841	130,133	49,978	75,755
Earnings (Loss) Per Share Information:
Weighted average number of shares outstanding:
Basic	69,539	61,313	58,524	54,828	57,353
Diluted	69,539	74,674	72,266	67,385	67,685
Earnings (loss) per share:
Basic	$(3.29)	$3.34	$2.22	$0.91	$1.32
Diluted	$(3.29)	$2.78	$1.84	$0.78	$1.15
Other Information:
Net cash provided by operating activities	$361,921	$239,925	$118,824	$86,255	$108,348
Depreciation and amortization	218,602	49,507	55,557	60,166	60,534
Additions to property, plant and equipment	57,824	27,892	31,552	19,943	13,211

	As of December 31,
	2008	2007(1)	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$412,111	$649,451	$276,042	$146,549	$99,631
Short-term investments	—	—	151,868	102,101	77,620
Goodwill and intangible assets	1,818,385	2,253,979	215,345	220,653	233,699
Property, plant and equipment, net	468,140	525,305	242,012	252,877	311,453
Total assets	4,062,760	5,106,571	1,302,473	1,102,181	1,030,579
Working capital	784,735	1,233,169	624,557	412,320	291,420
Long-term debt, including current maturities	2,041,784	2,595,819	284,100	297,300	310,300
Stockholders’ equity	1,008,358	1,280,008	739,104	522,025	449,463

(1)	CommScope acquired Andrew on December 27, 2007. CommScope’s 2007 Results of Operations do not include any Andrew results. The 2007 Balance Sheet Data reflects the preliminary estimate of the fair values of Andrew’s assets and liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

CommScope, Inc. is a world leader in infrastructure solutions for communication networks. Through our Andrew® brand, we are a global leader in radio frequency subsystem solutions for wireless networks. Through our SYSTIMAX® and Uniprise® brands, we are also a world leader in network infrastructure solutions, delivering a complete end-to-end physical layer solution, including cables and connectivity, enclosures, intelligent software and network design services, for business enterprise applications. We are also the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and fiber-to-the-node (FTTN) applications. Backed by strong research and development, CommScope combines technical expertise and proprietary technology with global manufacturing capability to provide customers with infrastructure solutions for evolving global communications networks in more than 130 countries around the world.

Net sales for 2008 increased by $2,085.8 million, or 108.0%, to $4,016.6 million as compared to 2007 due primarily to the acquisition of Andrew. Net sales for legacy Andrew product lines during 2008 were $2,233.9 million. Net sales of $11.3 million for the four day period from December 28, 2007 to December 31, 2007 are included in the Andrew sales for 2008. Operating income (loss) for 2008 decreased to $(89.5) million from $286.5 million in 2007, primarily due to a charge for goodwill and other intangible asset impairments of $397.1 million. Net income (loss) decreased to $(228.5) million for 2008 compared to $204.8 million for 2007, reflecting the reduction in operating income and the increase in interest expense as a result of the significant borrowings undertaken to finance the Andrew acquisition.

During the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the primary sources of revenue for our ACCG segment were product sales of primarily passive transmission devices for the wireless infrastructure market including base station antennas, coaxial cable and connectors, and microwave antennas and secure environmental enclosures for electronic devices and equipment used by wireline and wireless telecommunications providers. Demand for ACCG segment products depends primarily on capital spending by telecommunication providers to expand their distribution networks or to increase the capacity of their networks. The primary source of revenue from our Enterprise segment was sales of structured cabling solutions to large, multinational companies, primarily through a global network of distributors, system integrators and value-added resellers. The segment also includes coaxial cable for various video and data applications, other than cable television. Demand for Enterprise segment products depends primarily on information technology spending by enterprises, such as communications projects in new buildings or campuses, building expansions or upgrades of network systems within buildings, campuses or data centers. The primary source of revenue for our Broadband segment was product sales to cable television system operators. Demand for our Broadband segment products depends primarily on capital spending by cable television system operators for maintaining, constructing and rebuilding or upgrading their systems. The primary source of revenue for our WNS segment were sales of active electronic devices and services including power amplifiers, filters and tower mounted amplifiers, geolocation products, network optimization analysis systems, and engineering and consulting services as well as products that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways, airports and commercial buildings. Demand for WNS segment products depends primarily on capital spending by telecommunication providers to expand their distribution networks or increase the capacity of their networks.

Our future financial condition and performance will be largely dependent upon 1) global spending by wireless service providers and OEMs; 2) global spending by business enterprises on information technology; 3) investment by telecommunication companies in the communications infrastructure; 4) overall global business conditions; 5) our ability to maintain compliance with financial covenants; 6) ongoing integration of Andrew with the CommScope organization; 7) our ability to manage costs successfully among our global operations; and 8) the other factors set forth in Item 1A of this Form 10-K. Our profitability is also affected by the mix and volume of sales among our various product groups and between domestic and international customers and competitive pricing pressures. We have experienced significant increases and greater volatility in raw material prices during the past several years as a result of increased global demand, supply disruptions and other factors. We attempt to mitigate the risk of increases in raw material price volatility through effective requirements planning, working closely with key suppliers to obtain the best possible pricing and delivery terms and implementing price increases. Delays in implementing price increases, failure to achieve market acceptance of future price increases, or price reductions in response to a rapid decline in raw material costs could have a material adverse impact on the results of our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The following critical accounting estimates reflected in our financial statements are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events. It is reasonably possible that they may ultimately differ materially from actual results. See Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for a description of all of our significant accounting policies.

Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The majority of our revenue comes from product sales. Revenue from product sales is recognized when the risks and rewards of ownership have passed to the customer and revenue is measurable. Revenue is not recognized related to product sold to contract manufacturers that the Company anticipates repurchasing in order to complete the sale to the ultimate customer.

Some of our customer arrangements include sales of software and services. Revenue for software products is recognized pursuant to the provisions of SOP No. 97-2, “Software Revenue Recognition,” and related interpretations. The fair value of each revenue element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post-contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Other service revenue is typically recognized when the service is performed.

Revenue for certain of our products is derived from multiple-element contracts. The fair value of the revenue elements within these contracts is based on stand-alone pricing for each element in accordance with the guidance provided in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” and related interpretations.

Reserves for Sales Returns, Discounts, Allowances, Rebates and Distributor Price Protection Programs—We record estimated reductions to revenue for potential sales returns as well as customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel and other factors. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue. However, deteriorating market conditions could result in increased sales returns and allowances and potential distributor price protection incentives, resulting in future reductions to revenue.

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management’s evaluation of the ability of our customers to make payments, focusing on customer financial difficulties and age of receivable balances. An adverse change in financial condition of a significant customer or group of customers could have a material adverse impact on our consolidated results of operations.

Inventory Reserves—We maintain reserves to reduce the value of inventory based on the lower of cost or market principle, including allowances for excess and obsolete inventory. These reserves are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, shipment experience, forecasted demand and market conditions. If actual market conditions deteriorate from those anticipated by management, additional allowances for excess and obsolete inventory could be required.

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

Restructuring—During 2008, we recorded significant restructuring charges primarily related to employee severance and the direct costs of exiting leased facilities pursuant to Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

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

We establish deferred tax liabilities for the estimated tax cost associated with foreign earnings we expect to repatriate to the U.S. These liabilities are subject to adjustment if we change the amount of foreign earnings we expect to repatriate or the foreign jurisdiction from which such repatriation will come.

We also establish allowances for value added and similar tax recoverables when it is considered probable that those assets are not collectible. Changes in the probability of recovery or in the estimates of the amount recoverable are recognized in the period such determination is made and may be material to earnings.

Contingent Liabilities—We are subject to a number of contingent liabilities, including product warranty claims and legal proceedings, among others, that could have a material adverse effect on our operating results, liquidity or financial position. We consider whether a reasonable range of such contingent liabilities can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability. As additional information becomes available, we assess the potential liability and revise our estimates. It is possible that actual outcomes will differ from assumptions and material adjustments to the liabilities may be required.

Purchase Price Allocation—Recording the acquisition of Andrew or any other acquisition and the required purchase price allocation under generally accepted accounting principles requires considerable judgment. Tangible assets and liabilities are recorded at their estimated fair values based on observable market values or management judgment. Separable intangible assets are identified and valued. In the absence of market transactions, the valuation of such assets is generally estimated based on subjective discounted cash flow (DCF) methods. For amortizable intangible assets, a remaining useful life is selected, which requires estimates regarding the future periods that will benefit from the assets.

Impairment Reviews of Definite-Lived Intangible Assets and Other Long-Lived Assets—SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” is the authoritative standard on the accounting for the impairment of definite-lived intangible and other long-lived assets. In accordance with SFAS No. 144, management reviews definite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill analysis in that an intangible asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted cash flows are less than the carrying value, then we write down the carrying value to its estimated fair value.

During the three months ended December 31, 2008, as a result of reduced expectations of future cash flows from certain identified intangible assets acquired in the acquisition of Andrew, we determined the carrying value of these assets was not recoverable. A pretax impairment charge of $97 million was recognized primarily related to certain customer relationship intangible assets. The impairment charge equals the amount by which the carrying value exceeds the estimated fair value, which is determined using the estimated cash flows discounted at a rate commensurate with the risk involved. The discount rate used to estimate the fair value of the customer relationship intangible assets during the three months ended December 31, 2008 is 200 basis points higher than that used in the original valuation as a result of changes in market conditions subsequent to the acquisition date. While our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in estimating the cash flows attributable to our definite-lived intangible assets and in selecting the discount rate used to estimate the fair value of the assets.

Impairment Reviews of Goodwill and Indefinite-Lived Intangible Assets—Goodwill and other intangible assets with indefinite lives have been tested for impairment annually as of August 31 for reporting units within the Broadband and Enterprise segments and as of October 1 for reporting units within the ACCG and WNS segments. In addition, these assets are also tested for impairment on an interim basis when events or circumstances indicate there may be a potential impairment. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, or assumptions about and estimates of future cash flows expected from these assets. Changes in operating performance, market conditions and other factors may adversely impact estimates of expected future cash flows. Any impairment indicated by this analysis would be measured as the amount by which the carrying value exceeds fair value, estimated by management based on market prices, if available, or forecasted cash flows, discounted using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve significant management judgment and are subject to significant uncertainty. Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional impairments of goodwill and/or other intangible assets, which could result in charges that are material to our results of operations.

During the three months ended December 31, 2008, management determined that an indication of potential goodwill impairment existed due to the sustained decrease in the Company’s market capitalization below book value along with the consideration of certain 2009 budgeting activities that indicated lower operating results for certain reporting units than had previously been forecasted. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” our reporting units are generally determined to be one level below the operating segment level and are not aggregated. We use a DCF method for determining the estimated fair value of our reporting units. This method considers the future cash flow projections of the reporting unit and those projections are discounted at an appropriate risk-adjusted rate. Although our cash flow forecasts used in the DCF method are based on assumptions that are consistent with plans and estimates we are using to manage the underlying businesses, there is significant judgment in projecting the cash flows attributable to these businesses. We also consider our market capitalization as of the date we perform the analysis.

Based on the estimated fair values generated by our DCF models, all three reporting units within the ACCG segment that have goodwill assigned to them failed step one of the goodwill impairment test required under SFAS No. 142. Of the three reporting units within the WNS segment with goodwill balances, two reporting units failed step one. Neither the Broadband nor Enterprise segments failed step one. After performing step two of the goodwill impairment analysis as required under SFAS No. 142, we recorded goodwill impairment charges of $194 million and $103 million related to the WNS and ACCG segments, respectively.

The key assumptions in our DCF models are the discount rates, annual revenue growth rates and average annual operating income margins. The discount rates applied to the cash flows by reporting unit represent the weighted average cost of capital and ranged from 12.5% to 14.0%. The discount rates used generally increased approximately 200 basis points from those used in the Andrew purchase price allocation and 150 basis points from those used in the August 31 annual impairment test performed for the Broadband and Enterprise segments. The annual revenue growth rates used ranged from (0.8)% to 19.0% in the current models as compared to (1.8)% to 25.1% in the Andrew purchase price allocation and the Broadband and Enterprise segments’ annual impairment test. Finally, the average annual operating income margins used ranged from 2.8% to 15.2% as compared to a range of 8.0% to 21.7% in the Andrew purchase price allocation and Broadband and Enterprise segments’ annual impairment test.

The following table highlights the sensitivity of our goodwill and intangible asset impairment charge to changes in these assumptions, assuming all other assumptions remain constant.

	WNS Segment		ACCG Segment
	Incremental Intangible Impairment	Incremental Goodwill Impairment	Incremental Intangible Impairment	Incremental Goodwill Impairment
	(in millions)
Increase of 100 basis points in discount rate	$0.5	$12.1	$1.5	$104.8
Decrease of 100 basis points in operating income margin	0.4	17.0	9.1	63.9
Decrease of 100 basis points in annual revenue growth rate	0.4	8.0	0.9	92.2

An increase of 100 basis points in the discount rate would have resulted in a step one failure for one additional reporting unit within the WNS segment; however, this reporting unit would not have recognized an impairment charge under the step two analysis. Additional impairment charges may occur in the future due to changes in the estimated discount rates, projected operating margins or projected revenue growth rates, among other factors. The Broadband and Enterprise segments would not have recognized impairment charges under the above sensitivity analysis.

Pension and Other Postretirement Benefits—Our pension and other postretirement benefit costs and liabilities are developed from actuarial valuations. Critical assumptions inherent in these valuations include the discount rate, health care cost trend rate, rate of return on plan assets and mortality rates. Assumptions are subject to change each year based on changes in market conditions and in management’s assumptions about future events. Changes in these assumptions may have a material impact on future pension and other postretirement benefit costs and liabilities.

The discount rate enables management to state expected future cash flows as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. We estimate that a 100 basis point decrease in the discount rate would have increased benefit expense in 2008 by $1.9 million. A 100 basis point increase in the discount rate would have decreased benefit expense in 2008 by $3.6 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 WITH THE YEAR ENDED DECEMBER 31, 2007

	2008		2007		Dollar Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except per share amounts)
Net sales	$4,016.6	100.0%	$1,930.8	100.0%	$2,085.8	108.0%
Gross profit	1,058.2	26.3	589.1	30.5	469.1	79.6
SG&A expense	480.4	12.0	262.2	13.6	218.2	83.2
R&D expense	134.8	3.4	34.3	1.8	100.5	292.8
Amortization of purchased intangible assets	97.9	2.4	5.0	0.3	92.8	NM
Restructuring costs	37.6	0.9	1.0	0.1	36.6	NM
Goodwill and other intangible asset impairments	397.1	9.9	—	—	397.1	NM
Net income (loss)	(228.5)	(5.7)	204.8	10.6	(433.4)	NM
Earnings (loss) per diluted share	(3.29)		2.78

NM – Not meaningful

The results of operations of Andrew for the period from December 27, 2007 through December 31, 2007 are included in our consolidated results of operations for the year ended December 31, 2008 and excluded from our consolidated results of operations for the year ended December 31, 2007.

Net sales

The increase in consolidated net sales during 2008 over 2007 is attributable to the acquisition of Andrew. Net sales for legacy Andrew product lines during 2008 were $2,233.9 million and are included in the ACCG and WNS segments. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

Gross profit for 2008 increased by $469.1 million to $1,058.2 million primarily due to the acquisition of Andrew. Gross profit for 2008 was adversely affected by $59.7 million of purchase accounting adjustments, primarily related to the effect on cost of sales of the step-up of the acquired inventory to its estimated fair value less the costs to sell the inventory. Cost of sales for 2008 includes amortization of purchased intangibles of $15.5 million as compared to $3.3 million for 2007.

Our gross profit margin for 2008 was 26.3% compared to 30.5% for the prior year. The gross profit margin for 2008, excluding the impact of the purchase accounting adjustments and incremental amortization expense discussed above, was 28.1%. The adjusted gross profit margin for 2008 is lower than 2007 reflecting legacy Andrew products whose historical gross profit margins were lower than those of CommScope and a reduction in certain legacy CommScope product lines, particularly in the Broadband segment (see the section titled “Segment Results” below).

Selling, general and administrative expense

The increase in selling, general and administrative expense (SG&A) was primarily due to the acquisition of Andrew. Included in SG&A for 2008 is a benefit of $12.2 million related to the release of a liability resulting from the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew. Also included in 2008 are acquisition and integration related costs of $5.2 million. The reduction in SG&A expense as a percentage of net sales is a result of the higher sales levels and reflects cost savings synergies.

Research and development

Research and development (R&D) expense increased by $100.5 million to $134.8 million during 2008 primarily as a result of the Andrew acquisition. R&D expense as a percentage of net sales increased to 3.4% for 2008 as compared to 1.8% for 2007. This increase in R&D expense as a percentage of net sales reflects the higher level of R&D spending required to support the Andrew products, particularly those in the WNS segment. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

For the year ended December 31, 2007, legacy Andrew’s R&D expenditures were $111.9 million. A substantial amount of legacy Andrew’s recent R&D activities were focused on filter products and have been impacted by the restructuring in late 2007 of our relationship with Nokia Siemens Networks, a major filter products customer. Legacy Andrew’s R&D activities are undertaken for new product development and for product and manufacturing process improvement.

Restructuring costs

We recognized pretax restructuring costs of $37.6 million during 2008 compared with $1.0 million during 2007. The 2008 restructuring costs include $25.3 million of charges related to the closure of the Company’s legacy CommScope Belgian and Brazilian manufacturing facilities and a $2.8 million charge related to the closure of the Company’s legacy CommScope Australian manufacturing facility. The Belgian and Brazilian facilities have primarily supported the Broadband segment, while the Australian facility supported the Enterprise segment. The majority of the remainder of the 2008 restructuring costs resulted from workforce reductions at several facilities. The restructuring costs incurred during 2008 resulted from an effort to lower the overall manufacturing cost structure of the Company following the Andrew acquisition and in response to a slowdown in demand for most major product groups.

We have announced the consolidation of certain legacy Andrew cable and antenna production operations, which will result in the closure of locations in the Stratford, England area and changes at other facilities. The costs associated with this initiative ($22.7 million) are recognized as an adjustment to the purchase price allocation.

We expect to substantially complete these restructuring actions by late 2009. Additional restructuring initiatives related to the Andrew integration or cost reduction efforts are being evaluated and any resulting charges could be material.

As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally. We are attempting to sell or lease this unutilized space. As additional restructuring initiatives are implemented, additional excess real estate or equipment may be identified and impairment charges, which may be material, may be incurred.

Goodwill and other intangible asset impairments

During the three months ended December 31, 2008, we determined that an indication of potential goodwill impairment existed due to the sustained decrease in the Company’s market capitalization below book value along with the consideration of certain 2009 budgeting activities that indicated lower operating results for certain reporting units than had been previously forecasted. Completion of the goodwill impairment analysis resulted in a charge of $297 million. Also during the fourth quarter of 2008, we determined that the carrying value of certain identified intangible assets acquired in the acquisition of Andrew were not recoverable. A pretax impairment charge of $97 million was recognized primarily related to certain customer relationship intangible assets. Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional impairments of goodwill and/or other intangible assets, which could result in charges that are material to our results of operations.

Other income (expense), net

Net other expense for 2008 includes $11.7 million of foreign exchange losses. Also included in net other expense for 2008 is a $2.8 million charge related to the induced conversion of $50.5 million of our 1% senior subordinated convertible debentures, $1.5 million in fees paid to amend our senior secured credit facilities, and a $0.6 million charge related to impairment of our auction rate securities.

Net interest income (expense)

We incurred net interest expense of $130.0 million during 2008 compared to recognizing net interest income of $13.9 million for 2007. This change is the result of the significant borrowings undertaken and the cash, cash equivalents and short-term investments that were utilized to finance the Andrew acquisition. Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of long-term financing costs, was 5.45% as of December 31, 2008 compared to 6.23% as of December 31, 2007.

Interest expense for 2008 includes a $1.3 million charge related to ineffectiveness on the interest rate swap entered into to fix the interest rate on a portion of the debt incurred to finance the Andrew acquisition. Also included in interest expense for 2008 is a $2.8 million charge related to the write off of deferred financing fees related to the $250 million of principal prepayments during 2008 on our senior secured term loans.

Income taxes

Our effective income tax rate was 3.4% for 2008 compared to 31.5% for 2007. The loss before income taxes for 2008 includes $397.1 of goodwill and other intangible asset impairment charges for which we have recognized $37.5 million in tax benefits. The 2008 loss before income taxes also includes $28.1 million of charges primarily related to restructuring initiatives for which we do not expect to realize tax benefits. The merger of the legacy Andrew Brazilian entity into the legacy CommScope Brazilian entity resulted in the partial release of valuation allowances carried against the legacy CommScope Brazilian net operating loss carryforwards. This release provided a $5.0 million benefit to our tax provision for 2008. Also included in the income tax provision for 2008 is a benefit of $3.9 million related to the settlement of various U.S. and foreign income tax audits. The effective rate excluding these items was 20.4% for 2008. Our effective tax rate reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, partially offset by U.S. state income taxes and valuation allowances for losses in certain foreign jurisdictions for which we cannot record tax benefits. The effective tax rate (excluding the items noted above) decreased from 2007 primarily due to a shift in the geographic mix of earnings as a result of the Andrew acquisition.

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

	Actual				Pro Forma
	2008		2007		2007		Dollar Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
Net sales by segment:
ACCG	$1,860.5	46.3%	$407.6	21.1%	$1,812.3	43.7%	$48.2	2.7%
Enterprise	885.1	22.0	899.4	46.6	899.4	21.7	(14.3)	(1.6)
Broadband	590.9	14.7	625.3	32.4	625.3	15.0	(34.4)	(5.5)
WNS	690.9	17.2	—	—	814.4	19.6	(123.5)	(15.2)
Inter-segment eliminations	(10.8)	(0.2)	(1.5)	(0.1)	(1.5)	—	(9.3)	NM

Consolidated net sales	$4,016.6	100.0%	$1,930.8	100.0%	$4,149.9	100.0%	$(133.3)	(3.2)%

Total domestic sales	$1,903.9	47.4%	$1,301.4	67.4%	$2,120.2	51.1%	$(216.3)	(10.2)%
Total international sales	2,112.7	52.6	629.4	32.6	2,029.7	48.9	83.0	4.1

Consolidated net sales	$4,016.6	100.0%	$1,930.8	100.0%	$4,149.9	100.0%	$(133.3)	(3.2)%

Operating income (loss) by segment:
ACCG	$47.4	2.5%	$63.9	15.7%	$163.4	9.0%	$(116.0)	(71.0)%
Enterprise	152.1	17.2	151.4	16.8	151.4	16.8	0.7	0.5
Broadband	20.3	3.4	71.2	11.4	71.2	11.4	(50.9)	(71.5)
WNS	(309.3)	(44.8)	—	—	(255.6)	(31.4)	(53.7)	NM

Consolidated operating income (loss)	$(89.5)	(2.2)%	$286.5	14.8%	$130.4	3.1%	$(219.9)	NM

NM – Not meaningful

Antenna, Cable and Cabinet Group

Higher international sales of most product lines were offset by a decline in domestic sales in the ACCG segment for 2008 as compared to the pro forma net sales for 2007. For 2008, the ACCG segment experienced international growth in all major regions, with particular strength in the Asia Pacific region. Net sales in the ACCG segment benefited 2.0% from changes in foreign exchange rates in 2008. In 2008, higher sales of microwave antennas, base station antennas and cable products were offset by significantly lower domestic wireline sales as compared to the pro forma sales in 2007. Wireline sales declined primarily due to weaker demand for cabinet and apparatus products by major domestic telecommunication service providers.

We expect demand for our ACCG products to be positively affected by wireless capacity expansion in emerging markets and growth in mobile data services in developed markets. Uncertainty in the global economy may slow capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

Operating income for the ACCG segment for 2008 includes $122.6 million of goodwill and other intangible asset impairments, approximately $67.2 million of incremental intangible asset amortization expense resulting from the purchase price allocation from the Andrew acquisition and the negative impact of $31.7 million from the step-up of inventory to its estimated fair value as a result of the application of purchase accounting to the acquisition of Andrew. These increased costs were partially offset by a $3.6 million benefit related to the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew. Operating income for 2008 and pro forma operating income for 2007 include $2.3 million and $23.9 million, respectively, for acquisition-related costs. Excluding these special items, ACCG operating income increased in 2008 as compared to pro forma 2007 primarily due to improved performance of the segment’s wireless products, cost reductions and the benefit of the price increases for selected cable products. These improvements were somewhat offset by weaker wireline operating income in the current year periods due to declining sales.

Enterprise

The decline in Enterprise segment net sales in 2008 as compared to 2007 is due to lower domestic sales. This decline was somewhat offset by a modest increase in international net sales in all major regions, particularly in Europe, Middle East and Africa and Central and Latin America. In response to higher raw material costs in the first half of the year, price increases for certain cable products were announced in the second and third quarters of 2008. These price increases provided modest benefits to net sales during the second half of 2008.

We expect demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending. The deterioration of global economic conditions and a slowdown in commercial construction activity is expected to negatively affect demand for our products.

Enterprise segment operating income for 2008 includes a $3.1 million benefit related to the alignment of certain employee benefit policies between legacy CommScope and Andrew. Operating income was adversely affected by a $7.2 million increase in restructuring costs for 2008 compared to 2007. Excluding these special items, Enterprise segment operating income for 2008 is modestly higher than 2007 despite declining net sales primarily due to an ongoing shift in mix toward higher margin products, cost reduction efforts and the impact of price increases to offset the effect of increases in raw material costs.

Broadband

Broadband segment net sales declined in 2008 as compared to 2007 due to a decrease in domestic and European sales that was partially offset by stronger sales in Central and Latin America. The slowdown in purchasing by our domestic customers is largely attributable to the deterioration in general economic conditions, particularly the residential housing market. The increase in Central and Latin American sales reflects continued spending on new projects and system maintenance. Net sales for 2008 includes an incremental benefit of $3.1 million related to a business that was acquired in 2007.

We expect demand for Broadband products to continue to be influenced by the domestic slowdown in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue, though it may be influenced by the deterioration in global economic conditions and the tight credit markets.

The reduction in Broadband segment operating income for 2008 as compared to 2007 is due in part to an increase of $25.1 million in restructuring charges, primarily resulting from the closure of the Belgium and Brazil manufacturing facilities. Although Broadband segment operating income benefited modestly from price increases announced earlier in 2008, the impact of pricing was more than offset by the impact of higher raw material prices in the first half of 2008, lower production volume due to the decline in domestic sales, a shift in mix toward less profitable products and product warranty charges of $4.6 million in 2008 related to an isolated manufacturing defect. Broadband segment operating income for 2008 includes a $5.5 million benefit related to the alignment of certain employee benefit policies between legacy CommScope and Andrew. Continued volatility in raw material costs and a sustained slowdown in purchasing by cable system operators may limit the improvement in operating income. Further restructuring initiatives are expected in 2009 to align Broadband cost structures with lower sales volumes.

Wireless Network Solutions

WNS segment net sales decreased during 2008 compared to pro forma 2007 primarily due to the divestiture of the Satellite Communications (SatCom) product line on January 31, 2008. SatCom sales for 2008 were $16.0 million as compared to $102.6 million for pro forma 2007. The SatCom sales subsequent to the divestiture relate to manufacturing transition services. Excluding the impact of SatCom, WNS segment net sales decreased 5.2% during 2008 as compared to pro forma 2007, primarily due to lower sales of power amplifiers and filters as well as the impact of divesting other product lines. Net sales in the WNS segment benefited 1.8% from changes in foreign exchange rates in 2008.

We expect demand for our WNS products to be positively affected by the continuing expansion of wireless capacity in emerging markets and growth in mobile data services in developed markets. Uncertainty in the global economy may slow capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

Operating income for the WNS segment for 2008 includes charges of $274.5 million related to goodwill and other intangible asset impairments, approximately $23.5 million of incremental intangible asset amortization expense resulting from the purchase price allocation of the Andrew acquisition and the negative impact of $28.0 million from inventory-related purchase accounting adjustments resulting from the acquisition of Andrew. Operating income for 2008 and pro forma operating income for 2007 include $0.8 million and $60.4 million, respectively, for litigation charges and acquisition-related costs. WNS operating income for 2008 has been favorably affected by reduced SatCom losses as a result of the sale of the SatCom product line as well as the restructuring of our relationship with Nokia Siemens Networks for custom filter production.

2009 Outlook

CommScope expects very challenging business conditions during 2009. The company’s ability to forecast with normal levels of confidence has been negatively affected by global economic turmoil, uncertainties in credit markets, currency fluctuations and commodity cost volatility.

Continued volatility in the pricing of commodities and other of our raw materials could have a significant impact on our net sales and operating profitability. The volatility in these prices may reduce gross margin if we delay implementing price increases, are unable to achieve market acceptance of future price increases or implement price reductions in response to a rapid decline in these prices.

We have taken steps to reduce our operating costs in anticipation of weaker net sales in 2009 than in 2008. To the extent these market conditions continue to worsen, we may have to take further steps to reduce the level of our operating costs.

Over the long-term, we believe that we are well positioned to benefit from the growing need for greater bandwidth, strong growth in wireless data traffic, and growth opportunities in China, India and other emerging markets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 WITH THE YEAR ENDED DECEMBER 31, 2006

	2007		2006		Dollar Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except per share amounts)
Net sales	$1,930.8	100.0%	$1,623.9	100.0%	$306.9	18.9%
Gross profit	589.1	30.5	444.1	27.3	145.0	32.7
SG&A expense	267.2	13.8	240.0	14.8	27.2	11.3
R&D expense	34.3	1.8	32.9	2.0	1.4	4.3
Restructuring costs	1.0	0.1	12.6	0.8	(11.6)	(92.0)
Net gain on OFS BrightWave note receivable, net of tax	—	—	18.6	1.1	(18.6)	(100.0)
Net income	204.8	10.6	130.1	8.0	74.7	57.4
Diluted earnings per share	2.78		1.84

Our consolidated results of operations for the year ended December 31, 2007 do not include the results of operations of Andrew for the period from December 27, 2007 through December 31, 2007.

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

Selling, general and administrative expense

The increase in selling, general and administrative (SG&A) expense is largely attributable to higher marketing costs associated with the higher level of sales and spending to support and expand global sales initiatives. Also contributing to the increase in SG&A was a $3.8 million increase in equity-based compensation expense recognized in accordance with SFAS No. 123(R), “Share-Based Payment.” During 2007, we incurred $1.3 million in costs related to the acquisition of Andrew, which were included in SG&A. During 2006, we incurred $1.3 million in costs, also included in SG&A, related to an unsuccessful attempt to acquire Andrew. The reduction in SG&A expense as a percentage of net sales from 14.8% in 2006 to 13.8% in 2007 is a result of the higher sales volume in 2007.

Research and development

Research and development (R&D) expense increased by $1.4 million to $34.3 million during 2007 but decreased as a percentage of net sales from 2.0% in 2006 to 1.8% in 2007 as a result of higher net sales in 2007. The ongoing R&D activities generally relate to bringing new products to market and to modifying existing products to better serve our customers. R&D expenses are primarily incurred in the Enterprise and ACCG segments.

Restructuring Costs

We recognized $1.0 million of pretax restructuring charges during 2007, compared to $12.6 million recognized during 2006. The 2007 charges primarily related to equipment relocation costs associated with completing the global manufacturing initiatives that began in August 2005. The 2006 charges relate to equipment relocation and employee-related costs incurred as a result of the global manufacturing initiatives.

The objectives of the global manufacturing initiatives were to reduce costs by improving manufacturing efficiency and to enhance the Company’s long-term competitive position. Implementation of these initiatives includes shifting significant Enterprise and Broadband segment cable production capacity among our global facilities, consolidating operations at the CSMI Omaha facility into one building and closing a Broadband segment manufacturing facility in Scottsboro, Alabama in late 2006.

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

Segment Results

	2007		2006		Dollar Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
Net sales by segment:
Enterprise	$899.4	46.6%	$802.3	49.4%	$97.1	12.1%
Broadband	625.3	32.4	550.2	33.9	75.1	13.7
ACCG	407.6	21.1	273.1	16.8	134.5	49.2
Inter-segment eliminations	(1.5)	(0.1)	(1.7)	(0.1)	0.2	NM

Consolidated net sales	$1,930.8	100.0%	$1,623.9	100.0%	$306.9	18.9%

Total domestic sales	$1,301.4	67.4%	$1,100.6	67.8%	$200.8	18.2%
Total international sales	629.4	32.6	523.3	32.2	106.1	20.3

Consolidated net sales	$1,930.8	100.0%	$1,623.9	100.0%	$306.9	18.9%

Operating income by segment:
Enterprise	$151.4	16.8%	$95.9	12.0%	$55.5	57.9%
Broadband	71.2	11.4	34.3	6.2	36.9	107.5
ACCG	63.9	15.7	28.4	10.4	35.5	125.1

Consolidated operating income	$286.5	14.8%	$158.6	9.8%	$127.9	80.7%

NM – Not meaningful

Enterprise

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

Broadband

Higher sales in North America and Central and Latin America accounted for the majority of the increase in Broadband segment net sales in 2007 as compared to 2006. These increases reflect the impact of higher sales volumes as well as the impact of price increases implemented primarily in the first half of 2006 in response to higher raw materials costs. Domestic sales volume increases can be attributed to continued infrastructure needs of our large cable television system operator customers. Increases in international sales volumes, particularly in the Central and Latin America region, are a result of new projects and ongoing system maintenance. Domestic net sales for 2007 includes incremental sales of $17.3 million related to acquired businesses.

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

ACCG

The ACCG segment experienced substantial net sales growth in 2007 as compared to 2006 primarily due to the performance of the Integrated Cabinet Solutions (ICS) product group. The ICS business has rapidly expanded and reflects an increase in shipments related to DSL and FTTN deployments by telephone companies. Sales of wireless and other ACCG segment products were also significantly higher in 2007 as compared to the prior year. Although domestic sales account for the majority of the increase in net sales for the ACCG segment, sales in the Asia Pacific region were also strong in 2007 as compared to 2006.

The improvement in ACCG segment operating income in 2007 over 2006 is primarily due to the higher sales volume of ICS products and the impact of cost reductions realized as a result of the global manufacturing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources:

	2008	2007	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$412.1	$649.5	(237.4)	(36.6)%
Working capital, excluding cash and cash equivalents and current portion of long-term debt	747.1	831.4	(84.3)	(10.1)
Availability under revolving credit facility	203.3	376.8	(173.5)	(46.0)
Long-term debt, including current portion	2,041.8	2,595.8	(554.0)	(21.3)
Total capitalization(1)	3,050.1	3,875.8	(825.7)	(21.3)
Long-term debt as a percentage of total capitalization	66.9%	67.0%

(1)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

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

The decrease in cash and cash equivalents during 2008 was primarily driven by $273.1 million of principal payments on our senior secured term loans, $207.6 million disbursed in conjunction with exchanging all of the 3.25% convertible debentures assumed in the Andrew acquisition into merger consideration, the payment of $57.3 million as part of the merger consideration paid to former Andrew shareholders as their Andrew shares were presented and the payment of $50.1 million of restructuring costs. These decreases were partially offset by $361.9 million in net cash flow from operations.

The decrease in long-term debt was primarily the result of $273.1 million of principal payments on our senior secured term loans, the exchange of all of the 3.25% convertible debentures for merger consideration and the negotiated conversion of a portion of the 1% convertible debentures into shares of our common stock. The decline in total capitalization was primarily driven by the decrease in long-term debt and the net loss and other comprehensive net loss for the year.

Cash Flow Overview

	2008	2007	Dollar Change	% Change
	(dollars in millions)
Net cash provided by operating activities	$361.9	$239.9	$122.0	50.9%
Net cash used in investing activities	(107.4)	(1,952.8)	(1,845.4)	94.5
Net cash provided by (used in) financing activities	(472.6)	2,084.2	(2,556.8)	NM

NM – Not meaningful

Operating Activities

During 2008, operating activities generated $361.9 million in cash compared to $239.9 million during 2007. During 2008, depreciation and amortization of $218.6 million, a decrease of $80.0 million in inventories, a decrease of $59.1 million in accounts receivable and net income (net of the non-cash impairment charge and the related tax benefits) of $131.0 million were partially offset by a decrease in accounts payable and other accrued liabilities of $108.8 million. The decrease in accounts receivable is primarily attributable to the decline in net sales during the fourth quarter of 2008 as compared to the comparable prior year period, on a pro forma basis. The decrease in inventory reflects the sale during 2008 of the inventory that had been increased to its estimated fair value, less costs to sell, as a result of the application of purchase accounting rules and efforts to more efficiently manage working capital by reducing inventory levels. A primary driver in the reduction of accounts payable and other accrued liabilities is the $51.0 million of restructuring costs paid during 2008.

Investing Activities

Investment in property, plant and equipment during 2008 increased by $29.9 million over 2007 to $57.8 million largely due to capital expenditures made by the acquired Andrew business. We currently expect total capital expenditures of $60 million to $70 million in 2009. The expected capital spending during 2009 is primarily for expanding and upgrading production capability, cost reduction efforts, software capitalization and investments in information technology.

During 2008, we received proceeds of approximately $8.9 million from the sale of the SatCom product line and other less significant transactions. The proceeds from the sale of the SatCom product line were used to reduce the principal outstanding under our seven-year senior secured term loan.

During 2008, we paid an additional $61.4 million in connection with acquisitions. The majority ($57.3 million) of this cash outflow related to the payment of merger consideration to former Andrew shareholders. We also paid approximately $5.0 million and amended our cross currency swap of U.S. dollars for Euros to reduce the notional amount from $14 million to $7 million.

Financing Activities

We repaid $273.1 million of our senior secured term loans during 2008 ($13.4 million of scheduled principal payments; $9.7 million as a result of asset sales; $100.0 million in voluntary payments; and $150.0 million in connection with the amendment to our senior secured credit facilities). In connection with the exchange of all of our 3.25% convertible senior subordinated debentures for merger consideration, we paid $207.6 million in cash and issued 0.5 million shares of CommScope common stock, which is reflected as a non-cash transaction. In connection with the negotiated conversion of $50.5 million in face value of our 1% convertible senior subordinated debentures, we issued 2.5 million shares of CommScope common stock, which is reflected as a non-cash transaction. As of December 31, 2008, our availability under the $400 million revolving credit portion of the facilities was approximately $203.3 million due to $27.0 million of letters of credit issued under the revolving credit facility and a reduction of $169.7 million to maintain compliance with a leverage ratio under the terms of the senior secured credit facilities. We had no outstanding borrowings under the revolving credit facility as of December 31, 2008 and did not borrow under the revolving credit facility during 2008.

Management is evaluating our capital structure and may consider various alternatives, including but not limited to one or more of the following: reducing debt levels by making additional principal payments on our outstanding senior secured term loans, inducing additional conversions of some or all of our 1% convertible debentures, and raising additional capital.

Future Cash Needs

We expect that our primary future cash needs will be debt service (including the annual excess cash flow payment that is required during the first quarter of each year under our senior secured term loans), funding working capital requirements, capital expenditures, paying restructuring costs, disposition of new or pending litigation and funding pension and other postretirement benefit obligations. We paid $51.0 million of restructuring costs during 2008 and expect to pay the majority of the $37.7 million liability for restructuring initiatives by the end of 2009. We made contributions of $16.4 million to our pension and other postretirement benefit plans during 2008 and currently expect to make contributions of $13.3 million in 2009. As of December 31, 2008, we have a significant unfunded obligation related to pension and other postretirement benefits. We are not required to make a contribution to our U.S. pension plans under relief provided by the Worker, Retiree and Employer Recovery Act of 2008. To achieve funding levels required under the Pension Protection Act of 2006 and similar requirements outside the U.S., we may make additional contributions in 2009 and expect to make contributions in subsequent years and these contributions could be material. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.

Our 1% convertible senior subordinated debentures are subject to a repurchase right (at a price equal to 100% of the principal amount plus accrued and unpaid interest) at the option of the holders on March 20, 2009. On February 13, 2009, we notified holders of our debentures that we were exercising our right under the indenture governing the debentures to redeem all of the outstanding debentures on March 20, 2009 (the redemption date) at a price, in cash, equal to 100% of the principal amount plus accrued and unpaid interest. As of February 23, 2009, $175.6 million in aggregate principal amount of these debentures was outstanding. Our revolving credit facility, under our senior secured credit facilities, will be permanently reduced by an amount equal to 100% of the amount, if any, by which our cash redemptions or repurchases of the debentures exceeds $100 million. Accordingly, we may exchange shares of our common stock for debentures in advance of the redemption date in lieu of redeeming the debentures for cash if and as favorable opportunities arise. We believe we will have sufficient available cash to redeem all debentures that remain outstanding on the redemption date.

In connection with our senior secured credit facilities, we are required to comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which we must comply at all times. As of December 31, 2008, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of December 31, 2008 were 4.71 to 1.0 and 3.21 to 1.0, respectively. Beginning with the quarter ending September 30, 2009, the minimum interest coverage ratio increases to 4.50 to 1.0 and the maximum consolidated leverage ratio decreases to 3.25 to 1.0. Beginning with the quarter ending September 30, 2010, the minimum interest coverage ratio increases further to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases further to 2.50 to 1.0. The Company was in compliance with all of its covenants under the senior secured credit facilities as of December 31, 2008 and plans to remain in compliance throughout 2009.

If we are unable to comply with these covenants, we will be in default under our senior secured credit facilities, which could result in, among other things, the outstanding balance of our term loans becoming due and payable immediately, a material increase in the interest rate and further restrictions on our operational and financial flexibility.

We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs, including cash requirements related to restructuring initiatives or other costs related to the Andrew integration and any cash payments in connection with the redemption of our debentures. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2008 (in millions):

	Total Payments Due	Amount of Payments Due per Period
Contractual Obligations		2009	2010-2011	2012-2013	Thereafter
Long-term debt, including current maturities(a)	$2,041.8	$374.5	$39.9	$563.4	$1,064.0
Interest on long-term debt(a)(b)	355.9	99.1	145.8	79.8	31.2
Operating leases	161.6	30.6	41.9	28.6	60.5
Purchase obligations(c)	83.5	83.5	—	—	—
Pension and other postretirement benefit liabilities(d)	66.7	13.3	10.4	10.9	32.1
Foreign currency derivative(e)	4.0	4.0	—	—	—
Unrecognized tax benefits(f)	—	—	—	—	—

Total contractual obligations	$2,713.5	$605.0	$238.0	$682.7	$1,187.8

(a)	The mandatory excess cash flow payment due in March 2009 and our 1% convertible senior subordinated debentures are reported as due in less than one year. No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 8 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding the terms of our long-term debt agreements.
(b)	Interest on long-term debt includes the estimated impact of our interest rate swap based upon the forward rate curve in effect as of December 31, 2008. Interest on variable rate debt is estimated based upon rates in effect as of December 31, 2008.
(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected payments under the postretirement benefit plans through 2018 (see Note 11 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K). Although there is no contractual obligation to make pension contributions, expected 2009 contributions of $8.7 million have been reflected above.
(e)	Estimated payments are based on exchange rates in effect as of December 31, 2008.
(f)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $64.7 million has been excluded from the presentation. In less than one year, we believe it is reasonably possible that tax positions resulting in liabilities of $3.0 million to $5.0 million will be settled (see Note 12 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).

EFFECTS OF INFLATION AND CHANGING PRICES

We continually attempt to minimize any effect of inflation on earnings by controlling our operating costs and adjusting our selling prices. The principal raw materials purchased by us (copper, fabricated aluminum, steel, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as they are influenced by commodity markets. Prices for copper, fluoropolymers and certain other polymers derived from oil and natural gas have increased substantially and then decreased and become highly volatile over the last several years. As a result, we have increased our prices for certain products and may have to increase prices again in the future. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales volume or must implement price reductions in response to a rapid decline in raw material costs, these cost changes could have a material adverse impact on the results of our operations.

ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) modifies how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also requires that acquisition related expenses and restructuring costs be expensed. SFAS No. 141(R) will be implemented as of January 1, 2009 and will generally be effective, on a prospective basis, for transactions consummated on or after January 1, 2009. Provisions of SFAS No. 141(R) related to the accounting for certain income tax assets and liabilities will also be effective for acquisitions completed prior to the effective date. As the impact of adopting SFAS No. 141(R) is dependent on future acquisitions, the Company is currently unable to determine the impact of adopting this standard.

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, SFAS No. 157 will be applied to the Company’s non-financial assets and liabilities as of January 1, 2009. SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands required disclosure about an entity’s derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires the liability and equity components of convertible debt to be accounted for separately with interest expense recognized on the liability component at a non-convertible debt borrowing rate. This FSP is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all past periods presented. The Company does not expect this FSP to have an impact on its current or prior consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. We may utilize derivative financial instruments, among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The table below summarizes the combined interest and principal payments associated with the variable rate term loans and interest rate swap we entered into in connection with the Andrew acquisition (see Notes 8 and 9 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K). The principal payments presented below are based on the scheduled maturities in the credit agreement (including the estimated excess cash flow payment of $158.1 million that is expected to be paid in March 2009). The interest payments presented below assume the interest rate in effect as of December 31, 2008 and include the impact of the interest rate swap, which serves to fix a portion of the interest payments on our variable rate debt. The projected future payments on the interest rate swap reflected in the table below are based on the forward interest rate curve in effect as of the date of the table. Settlement of the fair value of this hedging instrument as of December 31, 2008 would have resulted in a loss of approximately $44.5 million, net of tax. The unrealized loss on this cash flow hedge is included in accumulated other comprehensive income (loss). The impact of a 100 basis point increase in interest rates on projected future interest payments related to the unhedged portions of the term loans is also included in the table below.

	For the year ended December 31,					There- after	Total	Fair Value
	2009	2010	2011	2012	2013
Principal and interest payments on variable rate term loans	$273.1	$100.0	$85.6	$246.9	$396.3	$1,095.3	$2,197.2	$1,333.6
Average interest rate	5.59%	5.08%	3.75%	2.86%	2.90%	2.94%
Interest rate swap payments	(38.0)	(24.7)	(7.2)	—	—	—	(69.9)	(70.6)
Impact of an increase in interest rates of 100 basis points	4.6	6.6	12.4	15.3	12.4	10.6	61.9

Foreign Currency Risk

Approximately 53% and 33% of our 2008 and 2007 net sales, respectively, were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. The foreign currencies to which we have the greatest exposure include the Euro, Chinese Yuan, Brazilian Real and the Indian Rupee. We continue to evaluate alternatives to help us reasonably manage the market risk related to foreign currency exposures.

As of December 31, 2008, we held a cross currency rate and forward foreign exchange swap agreement, which hedges a portion of our euro-denominated asset exposure. Under the swap agreement, we receive 4.0% interest in U.S. dollars and pay 4.5% interest in Euros. The notional amount of the agreement is $7 million, the expected cash payments in 2009 are $4.0 million and the fair value as of December 31, 2008 was $3.9 million. The agreement matures in December 2009.

We also use derivative instruments such as forward exchange contracts to manage the risk of foreign currency fluctuations. These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2008 or 2007.

Commodity Price Risk

Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as copper, fabricated aluminum, steel, plastics and other polymers, bimetals and optical fiber, are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. As of December 31, 2008, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks. However, in response to volatility in the commodity markets, we have entered into forward purchase commitments for certain metals to be used in the normal course of business. As of December 31, 2008, we were obligated to purchase approximately $83.5 million of metals under take-or-pay contracts through the end of 2009 that we expect to take and consume in the normal course of operations. Due to the decline in commodity prices during the last half of 2008, most of these commitments were above market prices as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CommScope, Inc.

We have audited the accompanying consolidated balance sheet of CommScope, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule, “Schedule II – Valuation and Qualifying Accounts,” listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommScope, Inc. at December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommScope, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CommScope, Inc.

We have audited the accompanying consolidated balance sheet of CommScope, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. Our audits also included the financial statement schedule listed in the Index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its equity-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment as of January 1, 2006 and the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

As discussed in Note 16 to the consolidated financial statements, the disclosures in the accompanying 2007 and 2006 financial statements have been retrospectively adjusted for a change in the composition of the Company’s reportable segments.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina February 28, 2008 (February 20, 2009 as to Note 16)

CommScope, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales	$4,016,561	$1,930,763	$1,623,946

Operating costs and expenses:
Cost of sales	2,958,357	1,341,676	1,179,861
Selling, general and administrative	480,402	262,203	234,880
Research and development	134,777	34,312	32,899
Amortization of purchased intangibles	97,863	5,027	5,144
Restructuring costs	37,600	1,002	12,578
Goodwill and other intangible asset impairments	397,093	—	—

Total operating costs and expenses	4,106,092	1,644,220	1,465,362

Operating income (loss)	(89,531)	286,543	158,584
Other income (expense), net	(16,865)	(1,356)	1,324
Interest expense	(148,860)	(8,791)	(8,050)
Interest income	18,811	22,663	11,837

Income (loss) before income taxes and gain on OFS BrightWave note receivable	(236,445)	299,059	163,695
Income tax benefit (expense) before income tax provision on gain on OFS BrightWave note receivable	7,923	(94,218)	(52,187)

Income (loss) before gain on OFS BrightWave note receivable	(228,522)	204,841	111,508
Gain on OFS BrightWave note receivable, net of tax of $11,175	—	—	18,625

Net income (loss)	$(228,522)	$204,841	$130,133

Earnings (loss) per share:
Basic	$(3.29)	$3.34	$2.22
Diluted	$(3.29)	$2.78	$1.84
Weighted average shares outstanding:
Basic	69,539	61,313	58,524
Diluted	69,539	74,674	72,266

See notes to consolidated financial statements.

CommScope, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$412,111	$649,451
Accounts receivable, less allowance for doubtful accounts of $19,307 and $22,154, respectively	695,820	793,366
Inventories, net	450,310	548,360
Prepaid expenses and other current assets	70,778	133,737
Deferred income taxes	81,024	106,476

Total current assets	1,710,043	2,231,390

Property, plant and equipment, net	468,140	525,305
Goodwill	997,257	1,211,214
Other intangibles, net	821,128	1,042,765
Other noncurrent assets	66,192	95,897

Total Assets	$4,062,760	$5,106,571

Liabilities and Stockholders’ Equity
Accounts payable	$244,273	$350,615
Other accrued liabilities	306,537	399,944
Current portion of long-term debt	374,498	247,662

Total current liabilities	925,308	998,221

Long-term debt	1,667,286	2,348,157
Deferred income taxes	150,357	268,647
Pension and postretirement benefit liabilities	164,075	108,275
Other noncurrent liabilities	147,376	103,263

Total Liabilities	3,054,402	3,826,563

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at December 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued shares, including treasury stock: 81,110,952 at December 31, 2008 and 77,070,029 at December 31, 2007; Issued and outstanding shares: 70,798,864 at December 31, 2008 and 66,870,029 at December 31, 2007	811	770
Additional paid-in capital	969,976	856,452
Retained earnings	317,085	545,607
Accumulated other comprehensive income (loss)	(132,411)	22,714
Treasury stock, at cost: 10,312,088 shares at December 31, 2008 and 10,200,000 shares at December 31, 2007	(147,103)	(145,535)

Total Stockholders’ Equity	1,008,358	1,280,008

Total Liabilities and Stockholders’ Equity	$4,062,760	$5,106,571

See notes to consolidated financial statements.

CommScope, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating Activities:
Net income (loss)	$(228,522)	$204,841	$130,133
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	218,602	49,507	55,557
Equity based compensation	18,879	10,233	4,909
Excess tax benefits from equity-based compensation	(6,234)	(16,688)	(18,141)
Goodwill and other intangible asset impairments	397,093	—	—
Gain on OFS BrightWave note receivable, pretax	—	—	(29,800)
Deferred income taxes	(108,007)	(11,476)	7,891
Changes in assets and liabilities:
Accounts receivable	59,099	(8,885)	(19,862)
Inventories	80,016	(5,564)	(23,960)
Prepaid expenses and other current assets	15,151	(10,665)	(4,505)
Accounts payable and other accrued liabilities	(108,793)	13,744	22,637
Other noncurrent liabilities	4,191	6,408	(4,283)
Other noncurrent assets	14,873	4,155	(2,255)
Other	5,573	4,315	503

Net cash provided by operating activities	361,921	239,925	118,824

Investing Activities:
Additions to property, plant and equipment	(57,824)	(27,892)	(31,552)
Proceeds from disposal of fixed assets	8,017	10,962	14,919
Proceeds from sale of product lines	8,869	—	—
Proceeds from OFS Brightwave note receivable	—	—	29,800
Cash paid for acquisitions	(61,410)	(2,081,977)	(13,810)
Net proceeds from (purchases of) short-term investments	—	146,068	(49,767)
Other	(5,012)	—	—

Net cash used in investing activities	(107,360)	(1,952,839)	(50,410)

Financing Activities:
Proceeds from issuance of long-term debt	—	2,100,000	—
Principal payments on long-term debt	(484,311)	(34,100)	(13,200)
Long-term financing costs	(5,799)	(33,845)	—
Proceeds from the issuance of shares under equity-based compensation plans	12,867	35,450	54,970
Excess tax benefits from equity-based compensation	6,234	16,688	18,141
Common shares repurchased under equity-based compensation plans	(1,568)	—	—

Net cash (used in) provided by financing activities	(472,577)	2,084,193	59,911

Effect of exchange rate changes on cash	(19,324)	2,130	1,168

Change in cash and cash equivalents	(237,340)	373,409	129,493
Cash and cash equivalents, beginning of year	649,451	276,042	146,549

Cash and cash equivalents, end of year	$412,111	$649,451	$276,042

See notes to consolidated financial statements.

CommScope, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

(In thousands, except share amounts)

	Year Ended December 31,
	2008	2007	2006
Number of common shares outstanding:
Balance at beginning of period	66,870,029	59,734,533	55,873,347
Issuance of shares under equity-based compensation plans	1,161,082	1,993,443	3,861,186
Issuance of shares for conversion of convertible debentures	2,879,841	—	—
Shares repurchased under equity-based compensation plans	(112,088)	—	—
Issuance of shares to Andrew Corporation shareholders	—	5,142,053	—

Balance at end of year	70,798,864	66,870,029	59,734,533

Common stock:
Balance at beginning of period	$770	$699	$661
Issuance of shares under equity-based compensation plans	12	20	38
Issuance of shares for conversion of convertible debentures	29	—	—
Issuance of shares to Andrew Corporation shareholders	—	51	—

Balance at end of year	$811	$770	$699

Additional paid-in capital:
Balance at beginning of period	$856,452	$532,344	$462,842
Issuance of shares under equity-based compensation plans	12,855	35,430	54,932
Tax benefit from shares issued under equity-based compensation plans, net of deficiencies	5,181	16,688	18,141
Equity-based compensation expense recognized	18,879	10,233	4,909
Issuance of shares for conversion of convertible debentures	76,609	—	—
Reclassification due to adoption of SFAS No. 123(R)	—	—	(8,980)
Issuance of shares to Andrew Corporation shareholders	—	254,994	—
Fair value of stock options issued to former Andrew Corporation option holders	—	6,763	—
Expiration of registration rights	—	—	500

Balance at end of year	$969,976	$856,452	$532,344

Deferred equity-based compensation:
Balance at beginning of year	$—	$—	$(8,980)
Reclassification due to adoption of SFAS No. 123(R)	—	—	8,980

Balance at end of year	$—	$—	$—

Retained earnings:
Balance at beginning of period	$545,607	$346,821	$216,688
Net income (loss)	(228,522)	204,841	130,133
Impact of adoption of FIN 48	—	(6,055)	—

Balance at end of year	$317,085	$545,607	$346,821

Accumulated other comprehensive income (loss):
Balance at beginning of period	$22,714	$4,775	$(3,651)
Other comprehensive income (loss), net of tax	(155,125)	17,939	5,373
Impact of adoption of SFAS No. 158, net of tax	—	—	3,053

Balance at end of year	$(132,411)	$22,714	$4,775

Treasury stock, at cost:
Balance at beginning of period	$(145,535)	$(145,535)	$(145,535)
Shares repurchased under equity-based compensation plans	(1,568)	—	—

Balance at end of period	$(147,103)	$(145,535)	$(145,535)

Total stockholders’ equity	$1,008,358	$1,280,008	$739,104

CommScope, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)—(Continued)

(In thousands, except share amounts)

	Year Ended December 31,
	2008	2007	2006
Comprehensive income (loss):
Net income (loss)	$(228,522)	$204,841	$130,133
Other comprehensive income (loss), net of tax:
Foreign currency gain (loss)	(71,655)	7,928	6,300
Loss on derivative financial instruments	(41,288)	(3,648)	(927)
Loss on available-for-sale investments	(825)	—	—
Defined benefit plans:
Change in unrecognized actuarial gain (loss)	(37,902)	13,095	—
Change in unrecognized net prior service credit (cost)	(3,675)	540	—
Change in unrecognized transition obligation	220	24	—

Total other comprehensive income (loss), net of tax	(155,125)	17,939	5,373

Total comprehensive income (loss)	$(383,647)	$222,780	$135,506

See notes to consolidated financial statements.

CommScope, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Unless Otherwise Noted)

1.    BACKGROUND AND DESCRIPTION OF THE BUSINESS

CommScope, Inc. and its wholly owned subsidiaries (CommScope or the Company) is a world leader in infrastructure solutions for communication networks. Through its Andrew® brand, the Company is a global leader in radio frequency subsystem solutions for wireless networks. Through its SYSTIMAX® and Uniprise® brands, CommScope is also a world leader in network infrastructure solutions for business enterprise applications. CommScope is also the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL) and Fiber-to-the-Node applications.

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

Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) basis for substantially all of the Company’s inventories. Costs such as idle facility expense, excessive spoilage and rehandling costs are recognized as expenses as incurred. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

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

Goodwill and Other Intangible Assets

Goodwill is assigned to reporting units, which are generally one level below the operating segment level, based on the difference between the purchase price as allocated to the reporting units and the fair value of the net assets acquired as allocated to the reporting units. Purchased intangible assets with finite lives are carried at their

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

estimated fair values at the time of acquisition less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 4). Amortization related to intangible assets utilized in the production of goods is included within cost of sales.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of these intangibles may no longer be recoverable. During the three months ended December 31, 2008, the Company’s management determined that an indication of potential goodwill impairment existed due to the sustained decrease in the Company’s market capitalization below book value along with the consideration of certain 2009 budgeting activities that indicated lower operating results for certain reporting units than had been previously forecasted. As a result of the goodwill impairment testing required by SFAS No. 142, the Company recorded goodwill impairment charges of $297 million in 2008. No impairment of goodwill or other intangible assets with indefinite lives was identified during 2007 or 2006.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at fair value. During the three months ended December 31, 2008, as a result of reduced expectations of future cash flows from certain identified intangible assets acquired in the acquisition of Andrew, the Company determined that these assets were impaired. A pretax impairment charge of $97 million was recognized primarily related to certain customer relationship intangible assets.

Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional impairments of goodwill and/or other intangible assets, which could result in charges that are material to the Company’s results of operations.

Income Taxes

Deferred income taxes reflect the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. The Company records a valuation allowance, when appropriate, to reduce deferred tax assets to an amount that is more likely than not to be realized.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” as of January 1, 2007 and recognized the impact of implementing FIN 48 as an adjustment to Retained Earnings. Under FIN 48, tax benefits that result from uncertain tax positions may be recognized only if they are considered more likely than not to be sustainable, based on their technical merits. The amount of benefit to be recognized is the largest amount of tax benefit that is at least 50% likely to be realized.

The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. taxes have been provided was $589.0 million as of December 31, 2008. In addition, the Company does not provide for U.S. taxes related to the foreign currency transaction gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future, and the foreign currency gains and losses are therefore recorded to accumulated other comprehensive income (loss).

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The majority of CommScope’s revenue comes from product sales. Revenue from product sales is recognized when the risks and rewards of ownership have passed to the customer and revenue is measurable. Revenue is not recognized related to product sold to contract manufacturers that the Company anticipates repurchasing in order to complete the sale to the ultimate customer.

Certain customer arrangements include sales of software and services. Revenue for software products is recognized pursuant to the provisions of SOP No. 97-2, “Software Revenue Recognition,” and related interpretations. The fair value of each revenue element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post-contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Other service revenue is typically recognized when the service is performed.

Revenue for certain of the Company’s products is derived from multiple-element contracts. The fair value of the revenue elements within these contracts is based on stand-alone pricing for each element in accordance with the guidance provided in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” and related interpretations.

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

Shipping and Handling Costs

CommScope includes shipping and handling costs billed to customers in net sales and includes the costs incurred to transport product to customers as cost of sales. Certain internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $7.8 million in 2008, $7.3 million in 2007 and $6.1 million in 2006.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $15.4 million in 2008, $3.8 million in 2007 and $3.3 million in 2006.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

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

The Company’s risk management strategy permits the reasonable and practical use of derivative hedging instruments such as forward contracts, options, cross currency swaps, certain interest rate swaps, caps and floors, and non-derivative hedging instruments such as foreign-currency-denominated loans. The Company recognizes all derivative financial instruments as assets or liabilities and measures them at fair value. All hedging instruments are designated and documented as a fair value hedge, a cash flow hedge or a net investment hedge at inception. For fair value hedges, the change in fair value of the derivative instrument is recognized currently in earnings. To the extent the fair value hedging relationship is effective, the change in fair value of the hedged item is recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in accumulated other comprehensive income (loss), net of tax, and is recognized in the consolidated statements of operations when the hedged item affects earnings. Any ineffectiveness of a cash flow hedge is recognized currently in earnings. For net investment hedges, the effective portion of the change in fair value of a derivative instrument, or the change in carrying amount of a non-derivative instrument, is recorded in accumulated other comprehensive income (loss), net of tax, and is recognized in the consolidated statements of operations only if there is a substantially complete liquidation of the investment in the foreign subsidiary. Any ineffectiveness of a net investment hedge is recognized currently in earnings. The effectiveness of designated hedging relationships is tested and documented on at least a quarterly basis.

At December 31, 2008 and 2007, the Company had a cross-currency swap designated as a hedge. In December 2007, the Company entered into an interest rate swap designated as a cash flow hedge to mitigate the cash flow effects of interest rate fluctuations on interest expense for a portion of its variable-rate debt instruments. See Note 9 for further disclosure related to the derivative instruments and hedging activities.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The Company also uses derivative instruments such as forward exchange contracts to manage the risk of foreign currency fluctuations. These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2008 or 2007.

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

Foreign Currency Translation

For the years ended December 31, 2008, 2007 and 2006, approximately 53%, 33% and 32%, respectively, of the Company’s net sales were to customers located outside the U.S. A portion of these sales were denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive income (loss).

Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of receivables or payables and short-term intercompany advances in a currency other than the subsidiary’s functional currency, are recorded currently in earnings and resulted in gains (losses) of $(11.7) million, $0.5 million, and $(0.1) million during 2008, 2007 and 2006, respectively. Foreign currency transaction gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive income (loss).

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is based on net income (loss) adjusted for after-tax interest and amortization of debt issuance costs related to convertible debt, if dilutive, divided by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options, restricted stock units, performance share units and convertible securities.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Below is a reconciliation of earnings and weighted average common shares and potential common shares outstanding for calculating diluted earnings (loss) per share:

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss) for basic earnings (loss) per share	$(228,522)	$204,841	$130,133
Effect of assumed conversion of 1% convertible senior subordinated debentures(a)	—	2,516	2,516

Income (loss) applicable to common shareholders for diluted earnings (loss) per share	$(228,522)	$207,357	$132,649

Denominator:
Weighted average number of common shares outstanding for basic earnings (loss) per share	69,539	61,313	58,524
Effect of dilutive securities:
Employee stock options(b)(c)	—	1,374	2,054
Restricted stock units and performance share units(b)	—	487	194
Convertible senior subordinated debentures(a)(b)	—	11,500	11,494

Weighted average number of common and potential common shares outstanding for diluted earnings (loss) per share	69,539	74,674	72,266

(a)	Incremental interest expense and shares associated with convertible senior subordinated debentures.
(b)	The calculation of diluted earnings (loss) per share for the year ended December 31, 2008 excludes the dilutive effect of 0.8 million stock options, 0.7 million restricted stock units and performance share units, and 9.7 million convertible senior subordinated debentures because they would have decreased the loss per share.
(c)	Options to purchase approximately 1.0 million and 0.6 million common shares were excluded from the computation of diluted earnings (loss) per share, for the years ended December 31, 2008 and 2006, respectively, because they would have been antidilutive. No options to purchase common shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2007. For additional information regarding employee stock options, see Note 13.

Equity-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method to account for its equity-based compensation arrangements. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS No. 123(R) did not materially affect the accounting for the equity-based compensation associated with the Company’s previously awarded phantom stock or performance units, which was already based on the market price of the stock at date of grant. Under the modified prospective transition method, new and previously granted but unvested equity awards are recognized as compensation expense in the consolidated statements of operations based on the estimated fair value of the award (net of estimated forfeitures) at the grant date, and prior period results are not restated. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The balance previously reflected as deferred equity compensation (a contra-equity account) was eliminated against additional paid-in capital (APIC) upon adoption of SFAS No. 123(R).

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

With the adoption of SFAS No. 123(R), the Company changed its method of expense attribution for equity-based compensation for future awards from recognition over the nominal vesting period to recognition over the requisite service period. Compensation expense for equity-based awards granted prior to January 1, 2006 continued to be recognized over the nominal vesting period. For the years ended December 31, 2008, 2007 and 2006, additional pretax compensation expense of $1.2 million, $1.2 million and $1.1 million, respectively, was recognized due to the continued use of the nominal vesting period for awards that were granted prior to January 1, 2006 to retirement-eligible employees.

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

SFAS No. 123(R) requires the benefit of tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash inflows. As a result of utilizing the simplified alternative provided under FSP FAS 123(R)-3, $6.2 million, $16.7 million and $18.1 million of tax benefits resulting from the exercise of stock options that were vested as of the adoption of SFAS No. 123(R) were classified as financing cash inflows for the years ended December 31, 2008, 2007 and 2006, respectively.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts; reserves for sales returns, discounts, allowances, rebates and distributor price protection programs; inventory excess and obsolescence reserves; product warranty reserves and other contingent liabilities; tax valuation allowances and liabilities for unrecognized tax benefits; purchase price allocations; impairment reviews for investments, fixed assets, goodwill and other intangibles; and pension and other postretirement benefit costs and liabilities. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

Concentrations of Risk

Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the reserves provided in the Company’s balance sheet. See Note 16 for further discussion of customer-related concentrations of risk.

The Company manages its exposures to credit risk associated with accounts receivable using such tools as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, as of December 31, 2008, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

The principal raw materials purchased by CommScope (copper, fabricated aluminum, steel, brass, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as these materials are linked to various commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) modifies how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) requires that acquisition related expenses and restructuring costs be expensed. SFAS No. 141(R) will be implemented as of January 1, 2009 and will generally be effective, on a prospective basis, for transactions consummated on or after January 1, 2009. Provisions of SFAS No. 141(R) related to the accounting for certain income tax assets and liabilities will also be effective for acquisitions completed prior to the effective date. As the impact of adopting SFAS No. 141(R) is dependent on future acquisitions, the Company is unable to determine the impact of adopting SFAS No. 141(R).

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, SFAS No. 157 will be applied to the Company’s non-financial assets and liabilities as of January 1, 2009. SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands required disclosure about an entity’s derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008.

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

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires the liability and equity components of convertible debt to be accounted for separately with interest expense recognized on the liability component at a non-convertible debt borrowing rate. This FSP is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all past periods presented. The Company does not expect this FSP to have an impact on its current or prior consolidated financial statements.

3.    ACQUISITIONS

Andrew Corporation

On December 27, 2007, CommScope completed its acquisition of Andrew. The total purchase price consisted of approximately $2.3 billion in cash and approximately 5.1 million shares of CommScope common stock, with a value of approximately $255 million. The cash portion of the purchase price was funded primarily through $2.1 billion of borrowings under new senior secured credit facilities (see Note 8). As of December 31, 2008, the following represents the Company’s estimate of the acquisition date fair values of each major asset and liability category of Andrew (in millions):

Estimated Fair Value
Cash and cash equivalents	$165.7
Accounts receivable	592.9
Inventories	388.2
Other current assets	185.4

Total current assets	1,332.2
Property, plant and equipment	310.0
Identifiable intangible assets	965.0
Goodwill	1,140.1
Other noncurrent assets	39.3

Total assets	$3,786.6

Accounts payable	$276.1
Other accrued liabilities	225.8
Current portion of long-term debt	234.2

Total current liabilities	736.1
Long-term debt	11.7
Noncurrent pension and other postretirement benefit liabilities	35.9
Noncurrent deferred tax liabilities	399.7
Other noncurrent liabilities	47.2

Total liabilities	$1,230.6

Net acquisition cost	$2,556.0

Revisions to the preliminary purchase price allocation from earlier allocations reflect new information received. Such information included the determination that certain foreign earnings will be repatriated to the U.S., judicial rulings in the TruePosition litigation, warranty exposure from certain products exhibiting performance issues, asset valuations related to assets that were either sold or subject to sales agreements, updated information in support of tangible and identifiable intangible asset valuations and restructuring plans that have been put into place.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The table below summarizes valuations of the intangible assets acquired that were determined by management to meet the criteria for recognition apart from goodwill.

	Estimated Fair Value	Weighted Average Amortization Period
	(in millions)	(in years)
Customer base	$549.0	7.1
Trade names and trademarks	334.7	23.0
Patents and technologies	81.3	6.6

Total amortizable intangible assets	$965.0	12.6

The identifiable intangible assets were determined by management to have finite lives. The useful lives for the customer base were based on management’s forecasts of customer turnover, sales levels with major customers and types of customers as of the acquisition date. The useful lives for the trade names and trademarks were estimated based on the periods that the trade names and trademarks have been in use and the absence of a definite plan to discontinue their use in the foreseeable future. The useful lives for the patents and technologies were based on review of historical lives of similar products, in conjunction with technology-specific factors and anticipated future trends in the industry as well as the remaining lives of the related patents.

The goodwill arising from the purchase price allocation is believed to be consistent with Andrew’s reputation in the marketplace (which is expected to lead to sales to new customers), synergies expected to be realized from the acquisition and the going concern value of the assembled Andrew business. The goodwill is not expected to be deductible for tax purposes.

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

The following table presents pro forma consolidated results of operations for CommScope for the years ended December 31, 2007 and 2006 as though the acquisition had been completed as of January 1, 2007 and 2006, respectively (in millions, except per share amounts):

	Unaudited
	2007	2006
Revenue	$4,149.9	$3,777.5
Net loss	(155.7)	(76.8)
Net loss per share	(2.34)	(1.21)

These pro forma results reflect pro forma adjustments for net interest expense, depreciation, amortization and related income taxes. No pro forma adjustment has been made to reverse asset impairments or to provide a tax benefit for Andrew’s actual net losses. The 2007 pro forma results include pretax impairment charges of approximately $161 million related to Andrew’s historical goodwill and long-lived assets, certain Andrew

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

investments and Andrew’s Satellite Communications business. The 2007 pro forma results also include a $45 million pretax charge related to the TruePosition litigation judgment (see Note 15). During 2007 and 2006, Andrew incurred pretax acquisition-related costs of $36 million and $13 million, respectively, that are included in the pro forma results above. The 2006 pro forma results also include the impact of recording a valuation allowance for deferred taxes of $83 million.

Net loss during 2008 includes certain charges (benefits) that relate directly or indirectly to the acquisition, as listed below on a pretax basis (in millions):

2008
Purchase accounting inventory adjustment	$59.7
Alignment of certain employee benefit policies	(12.2)

The Company has initiated changes to various employee benefits to align benefit structures in conjunction with the integration of Andrew and CommScope. As a result of changes implemented during the year ended December 31, 2008, the Company recognized a benefit of $12.2 million which is reflected as a reduction of selling, general and administrative expenses.

On January 31, 2008, the Company sold the Satellite Communications (SatCom) product line, acquired as part of the Andrew acquisition, to ASC Signal Corporation (ASC). The Company received $8.5 million in cash, $2.5 million in notes receivable due April 30, 2011, a 17.9% ownership interest in ASC and the potential for up to an additional $25.0 million of cash if certain financial targets are met over a three year period from the date of the divestiture. In addition, the Company expects to receive an additional note receivable for $2.5 million also due April 30, 2011, upon completion of certain inventory and manufacturing asset transfers. The SatCom product line had net sales of $16 million for 2008 and $103 million for 2007 (prior to the acquisition of Andrew). No gain or loss was recognized on the sale of SatCom.

On March 26, 2008, the Company entered into an agreement to divest its minority interest in Andes Industries, Inc. (Andes), which had been acquired as part of the Andrew acquisition. The agreement was approved by the United States Department of Justice on April 24, 2008 and the transaction was consummated on April 28, 2008. No gain or loss was recognized on the disposal of the Andes interest.

Signal Vision, Inc.

On May 1, 2007, CommScope acquired substantially all of the assets and assumed certain current liabilities of Signal Vision, Inc., a leading supplier of broadband radio frequency subscriber products, for approximately $19.0 million, of which $18.5 million was paid in cash and the balance is payable in 2009. The acquisition is included within the Broadband segment and resulted in net sales of $19.6 million and $16.5 million for the years ended December 31, 2008 and 2007, respectively.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The allocation of the purchase price, based on estimated fair values of the assets acquired and liabilities assumed, is as follows:

	Estimated Fair Value	Amortization Period
	(in millions)	(in years)
Inventory	$4.4
Accounts receivable	2.5
Machinery and equipment	0.1
Intangible assets:
Customer base	5.2	9.7
Trade name	0.7	3.7
Patents and technologies	0.4	10.0
Other	3.0	5.0
Goodwill	3.1
Less: Current liabilities assumed	(0.4)

Total purchase price	$19.0

The weighted average estimated useful life of the amortizable intangible assets acquired is 7.8 years.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill as of December 31 (in millions):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base	$480.1	$86.7	$393.4	$579.8	$6.7	$573.1
Trade names and trademarks	336.4	15.4	321.0	338.1	0.3	337.8
Patents and technologies	125.6	35.8	89.8	131.5	18.5	113.0
Other	5.4	1.9	3.5	6.5	1.0	5.5

Total amortizable intangible assets	947.5	139.8	807.7	1,055.9	26.5	1,029.4
Trademarks	13.4	—	13.4	13.4	—	13.4

Total other intangible assets	$960.9	$139.8	$821.1	$1,069.3	$26.5	$1,042.8

During 2008, as a result of reduced expectations of future cash flows from certain identified intangible assets acquired in the acquisition of Andrew, the Company determined that these assets were not recoverable and consequently recorded intangible asset impairment charges of $91.0 million for customer base intangible assets and $5.6 million for patents and technologies intangible assets. The fair value of the intangible assets was estimated using a discounted cash flow method. Of the intangible asset impairment charge, $76.8 million relates to the WNS segment and $19.8 million relates to the ACCG segment.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The Company’s finite-lived intangible assets are being amortized on a straight-line basis over the weighted-average amortization periods in the following table. The aggregate weighted-average amortization period is 12.9 years.

Weighted-Average Amortization Period
(in years)
Customer base	7.1
Trade names and trademarks	22.9
Patents and technologies	8.3
Other	6.3

Amortization expense for intangible assets was $113.3 million, $8.4 million and $12.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for the next five years is as follows (in millions):

2009	$97.7
2010	97.7
2011	97.6
2012	97.2
2013	92.4

During 2008, the Company’s management determined that an indication of potential goodwill impairment existed due to the sustained decrease in the Company’s market capitalization below book value along with the consideration of certain 2009 budgeting activities that indicated lower operating results for certain reporting units than were previously forecast. After completing the goodwill impairment testing, which included estimating the fair value of the reporting units using a discounted cash flow method, the Company recorded goodwill impairment charges of $194.5 million and $102.8 million related to the WNS and ACCG segments, respectively. The following table presents the allocation of the remaining goodwill balance to reportable segments as of December 31, 2008 (in millions):

Goodwill allocation:
ACCG	$708.6
Enterprise	20.9
Broadband	133.6
WNS	134.2

Total goodwill	$997.3

5.    OFS BRIGHTWAVE, LLC

From 2001 to 2004, CommScope held an equity interest in and a note receivable from OFS BrightWave, an optical fiber and fiber optic cable venture between CommScope and The Furukawa Electric Co., Ltd. (Furukawa). After the Company sold its interest in OFS BrightWave to Furukawa in 2004, CommScope determined that there was an other-than-temporary impairment in the $30 million note receivable and reduced the carrying value of the note to zero. On June 30, 2006, CommScope agreed to accept and received $29.8 million plus accrued interest in full satisfaction of the amount owed by OFS BrightWave and the note agreement was terminated. The recovery of the OFS BrightWave note receivable resulted in a 2006 pretax gain of $29.8 million ($18.6 million after-tax, or $0.26 per diluted share).

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

6.    RESTRUCTURING CHARGE AND EMPLOYEE TERMINATION BENEFITS

During the years ended December 31, 2008, 2007 and 2006, the Company recorded net restructuring charges of $37.6 million, $1.0 million and $12.6 million, respectively. The net restructuring charges for the year ended December 31, 2008 include $25.3 million of charges related to the closure of the Company’s legacy CommScope Belgian and Brazilian manufacturing facilities and a $2.8 million charge related to the closure of the Company’s legacy CommScope Australian manufacturing facility. The Belgian and Brazilian facilities primarily supported the Broadband segment while the Australian facility supported the Enterprise segment. The majority of the remainder of the 2008 restructuring costs resulted from workforce reductions at several facilities. The restructuring costs incurred during 2008 resulted from an effort to lower the overall manufacturing cost structure of the Company following the Andrew acquisition and in response to a slowdown in demand for most major product groups. The Company’s pretax restructuring charges recognized by segment during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
ACCG	$4,252	$87	$804
Enterprise	7,791	637	8,563
Broadband	25,432	278	3,211
WNS	125	—	—

Total	$37,600	$1,002	$12,578

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Lease Termination Costs	Asset Impairment Charges	Equipment Relocation Costs	Total
Balance as of January 1, 2006	$8,260	$—	$—	$—	$8,260
Additional charge (recovery) recorded	5,229	—	(518)	7,867	12,578
Cash paid	(11,979)	—	1,577	(7,867)	(18,269)
Foreign exchange and other non-cash items	—	—	(1,059)	—	(1,059)

Balance as of December 31, 2006	$1,510	$—	$—	$—	$1,510
Additional charge (recovery) recorded	(181)	—	104	1,079	1,002
Cash paid	(1,329)	—	—	(1,079)	(2,408)
Foreign exchange and other non-cash items	—	—	(104)	—	(104)
Acquisition of Andrew	32,506	2,189	—	—	34,695

Balance as of December 31, 2007	$32,506	$2,189	$—	$—	$34,695
Additional charge recorded	35,448	389	1,244	519	37,600
Revision of Andrew purchase price allocation	12,582	7,209	2,914	—	22,705
Cash paid	(47,722)	(2,721)	—	(519)	(50,962)
Foreign exchange and other non-cash items	(1,327)	(858)	(4,158)	—	(6,343)

Balance as of December 31, 2008	$31,487	$6,208	$—	$—	$37,695

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Employee-related costs include the expected severance costs and related benefits, accrued over the remaining period employees are required to work in order to receive severance benefits. Lease termination costs relate to the cost of vacating leased facilities, net of anticipated sub-rental income. Equipment relocation costs relate to the costs to uninstall, pack, ship and reinstall manufacturing equipment as well as the costs to prepare the receiving facility to accommodate the equipment. The Company expects to have substantially completed these restructuring actions by late 2009, though it is likely that there will be additional restructuring charges and such charges could be material.

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

7.    BALANCE SHEET DETAILS

Inventories

	As of December 31,
	2008	2007
Raw materials	$122,455	$137,606
Work in process	111,477	158,721
Finished goods	216,378	252,033

	$450,310	$548,360

Property, Plant and Equipment

	As of December 31,
	2008	2007
Land and land improvements	$50,991	$42,762
Buildings and improvements	199,892	181,179
Machinery and equipment	573,435	586,356
Construction in progress	11,004	12,023

	835,322	822,320
Accumulated depreciation	(367,182)	(297,015)

	$468,140	$525,305

Depreciation expense was $95.8 million, $38.8 million and $40.4 million during 2008, 2007 and 2006, respectively. No interest was capitalized during 2008, 2007 or 2006.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Other Current Accrued Liabilities

	As of December 31,
	2008	2007
Compensation and employee benefit liabilities	$108,709	$118,361
Purchase price payable	3,156	61,240
Litigation reserve	28,403	45,300
Warranty reserve	32,866	29,183
Restructuring reserve	37,695	34,695
Other	95,708	111,165

	$306,537	$399,944

8.    FINANCING

	As of December 31,
	2008	2007
Seven-year senior secured term loan	$1,226,133	$1,350,000
Six-year senior secured term loan	600,764	750,000
1% convertible senior subordinated debentures	199,519	250,000
3.25% convertible senior subordinated debentures	—	231,264
Other	15,368	14,555

	2,041,784	2,595,819
Less: Current portion	(374,498)	(247,662)

	$1,667,286	$2,348,157

Senior Secured Credit Facilities

In connection with its acquisition of Andrew, on December 27, 2007, the Company entered into senior secured credit facilities aggregating $2.5 billion. The Company amended the senior secured credit facilities on December 24, 2008, as described below. The senior secured credit facilities consist of a $1.35 billion term loan that matures on December 27, 2014 (the seven-year senior secured term loan), a $750 million term loan that matures on December 27, 2013 (the six-year senior secured term loan), and a $400 million revolving credit facility that matures on December 27, 2013. In connection with entering into and amending the senior secured credit facilities, the Company incurred costs of approximately $39.6 million, which were capitalized as other assets and are being amortized over the terms of the facilities. The senior secured credit facilities are secured by substantially all of the Company’s assets and are guaranteed by all of the Company’s active domestic subsidiaries. The seven-year senior secured term loan, as amended, is required to be repaid with $106.1 million as part of the estimated excess cash flow payment due in March 2009 and quarterly installments of $2.8 million with a final payment of all outstanding principal and interest at maturity on December 27, 2014. The six-year senior secured term loan, as amended, is required to be repaid with $52.0 million as part of the estimated excess cash flow payment due in March 2009 and quarterly installments of $10.6 million on December 31, 2011, $47.5 million from March 31, 2012 to December 31, 2012, and $87.1 million from March 31, 2013 to December 27, 2013. As of December 31, 2008, $1.83 billion was outstanding under the term loans and there were no outstanding borrowings under the revolving credit facility. However, availability under the revolving credit facility is reduced by outstanding letters of credit and a limitation based on the Company’s consolidated leverage ratio, as defined in the credit agreement. The Company’s availability under the revolving credit facility

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

was $203.3 million as of December 31, 2008. In addition, availability under the revolving credit facility will be automatically and permanently reduced by an amount equal to 100% of the amount, if any, by which the Company’s cash payments to repurchase or otherwise acquire its 1% convertible senior subordinated debentures exceed $100 million in the aggregate.

On September 30, 2008, the Company made a voluntary $100 million prepayment of the six-year senior secured term loan. On December 26, 2008, as required by the amendment to the senior secured credit facilities, the Company made a $150 million prepayment of the term loans. As a result of these prepayments, the Company wrote off $2.9 million in deferred financing fees to interest expense during 2008.

Outstanding principal under the seven-year senior secured term loan bears interest at a rate equal to, at the Company’s option, either (1) the base rate (which is the highest of the then current Federal Funds rate plus 0.5%, the prime rate most recently announced by Bank of America, N.A., the administrative agent under the senior credit facilities, and the one-month Eurodollar rate plus 1.0%) plus a margin of 1.50% or (2) the adjusted one, two, three or six-month London Interbank Offered Rate (LIBOR) plus a margin of 2.50%. Outstanding principal under the six-year senior secured term loan and the revolving credit facility bears interest at a rate equal to, at the Company’s option, either (1) the base rate plus a margin of 1.25%, or (2) the adjusted one, two, three or six-month LIBOR plus a margin of 2.25%. The undrawn portion of the revolving credit facility is subject to an unused line fee calculated at an annual rate of 0.50%. Pricing of the six-year senior secured term loan, the revolving credit facility and the unused line fee for the revolving credit facility are determined by reference to a pricing grid based on the Company’s consolidated leverage ratio for the four-quarter period then ended. Under the pricing grid, the applicable margins for the six-year senior secured term loan and the revolving credit facility range from 0.75% to 1.25% for base rate loans and from 1.75% to 2.25% for LIBOR loans, and the unused line fee for the revolving credit facility ranges from 0.375% to 0.50%. Outstanding letters of credit are subject to an annual fee equal to the applicable margin for LIBOR loans under the revolving credit facility as in effect from time to time, plus a fronting fee on the undrawn amount at an annual rate of 0.25%.

The senior secured credit facilities are subject to mandatory prepayment based upon specified percentages of the net cash proceeds of certain asset dispositions, casualty events, and debt and equity issuances, in each case subject to certain conditions. The senior secured credit facilities are also subject to a mandatory annual prepayment in an amount equal to 50% of excess cash flow, calculated based on earnings before interest, taxes, depreciation and amortization (EBITDA), changes in working capital and other adjustments based on cash flow, as set forth in senior secured credit facilities. The excess cash flow payment that is required to be paid in March 2009 is estimated at $158.1 million and is included in the current portion of long-term debt.

The senior secured credit facilities contain covenants that restrict, among other things, the Company’s ability to create liens, incur indebtedness and guarantees, make certain investments or acquisitions, merge or consolidate, dispose of assets, pay dividends, repurchase or redeem capital stock and subordinated indebtedness, change the nature of their business, enter into certain transactions with affiliates, make capital expenditures in excess of specified annual amounts, and make changes in accounting policies or practices except as required by generally accepted accounting principles. The Company is also required to comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which the Company must comply at all times. As of December 31, 2008, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of December 31, 2008 were 4.71 to 1.0 and 3.21 to 1.0, respectively. Beginning with the quarter ending September 30, 2009, the minimum interest coverage ratio increases to 4.50 to 1.0 and the maximum consolidated leverage ratio decreases to 3.25 to 1.0. Beginning with the quarter ending

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

September 30, 2010, the minimum interest coverage ratio increases further to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases further to 2.50 to 1.0. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of December 31, 2008.

Failure to comply with these covenants would cause an event of default under the senior secured credit facilities, which could result in, among other things, the outstanding balance of the senior secured term loans becoming due and payable immediately, a material increase in the interest rate and further restrictions on the Company’s operational and financial flexibility.

As noted above, the Company amended its senior secured credit facilities on December 24, 2008. Among other things, the amendment:

•

permits the Company to make, on or prior to March 23, 2009, cash payments of up to $200 million in the aggregate to acquire, prepay, redeem, purchase or convert its 1% convertible senior subordinated debentures;

•

provides that availability under the revolving credit facility will be permanently reduced by an amount equal to 100% of the amount, if any, by which the Company’s cash payments to repurchase or otherwise acquire its 1% convertible senior subordinated debentures exceed $100 million in the aggregate;

•

provides that future optional prepayments of term loans during any fiscal year will reduce the excess cash flow prepayment requirement for such fiscal year (1) by 75% of the amount of such optional prepayments, if the Company’s consolidated leverage ratio as of the last day of such fiscal year is greater than or equal to 2.50 to 1.00, and (2) by 100% of the amount of such optional prepayments, if the Company’s consolidated leverage ratio as of the last day of such fiscal year is less than 2.50 to 1.00; and

•	required the Company to make a prepayment of the term loans in the amount of $150 million on December 26, 2008.

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

The Company may redeem some or all of these debentures at any time on or after March 20, 2009 at a redemption price equal to 100% of the principal amount of the debentures, plus accrued interest. Additionally, holders of the debentures may require the Company to repurchase all or any portion of their debentures for cash on March 20, 2009, March 15, 2014 and March 15, 2019 at a price equal to 100% of the principal amount of debentures to be repurchased, plus accrued interest. These debentures are included in the current portion of long-term debt as of December 31, 2008 because they are expected to be converted, redeemed or repurchased in the first quarter of 2009. See Note 18 for developments after December 31, 2008.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

During the year ended December 31, 2008, the Company agreed with certain holders of the 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures to common stock. Accordingly, $50.48 million of the debentures were converted into 2,394,938 shares of common stock (2,320,919 related to the original conversion ratio and 74,019 related to the inducement). As a result of the inducement, the Company recorded a $2.8 million pretax charge in other expense in the Consolidated Statement of Operations.

These debentures are convertible into shares of CommScope common stock in the following circumstances: (1) if the closing price of CommScope common stock exceeds 120% of the conversion price then in effect for at least twenty trading days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, which condition was met for the quarter ended December 31, 2008 but was not met as of January 1, 2009; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of such period was less than 98% of the product of the closing sale price of CommScope common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures; (3) if the debentures have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

As of December 31, 2008, the conversion rate of these debentures was 45.977 shares per $1,000 principal amount of debentures, representing a conversion price of $21.75 per share. The conversion rate is subject to adjustment, without duplication, upon the occurrence of any of the following events, as more fully explained in the indenture governing the debentures: (1) payment or issuance of common stock as a dividend or distribution on the Company’s common stock; (2) the issuance to all holders of common stock of rights, warrants or options to purchase the Company’s common stock for a period expiring within 45 days of the record date for such distribution at a price less than the average of the closing sale prices for the 10 trading days preceding the declaration date for such distribution; (3) subdivisions, splits or combinations of the Company’s common stock; (4) distributions by the Company to all holders of the Company’s common stock of shares of the Company’s capital stock, evidences of indebtedness, property or assets, including rights, warrants, options and other securities but excluding dividends or distributions covered by clauses (1) or (2) above or any dividend or distribution paid exclusively in cash; provided that in the event that the Company distributes capital stock of, or similar equity interests in, a subsidiary or other business unit of the Company, then the conversion rate will be adjusted based on the market value of the securities so distributed relative to the market value of the Company’s common stock, in each case based on the average closing sales prices of those securities (where such closing prices are available) for the 10 trading days commencing on and including the fifth trading day after the date on which “ex-dividend trading” commences for such distribution on the New York Stock Exchange or such other principal national or regional exchange or market on which the securities are then listed or quoted or in the absence of such a quotation, a closing sale price determined by the Company on a basis it considers appropriate; (5) the payment of cash as a dividend or distribution on the Company’s common stock, excluding any dividend or distribution in connection with the Company’s liquidation, dissolution or winding up; or (6) the Company or any of its subsidiaries makes a payment in respect of a tender offer or exchange offer for the Company’s common stock to the extent that the cash and value of any other consideration included in the payment per share of the Company’s common stock exceeds the closing sale price per share of the Company’s common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to such tender or exchange offer.

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

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

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

3.25% Convertible Senior Subordinated Debentures

In connection with the acquisition of Andrew, the Company assumed the outstanding balance of Andrew’s 3.25% convertible debentures. As a result of the acquisition, the debentures became convertible into merger consideration of $986.15 of cash and 2.304159 shares of the Company’s common stock for each $1,000 in face value of the debentures. The $210.5 million outstanding face value of the debentures was recorded as $231.3 million on the Consolidated Balance Sheet as of December 31, 2007, reflecting the fair value of the merger consideration.

During the year ended December 31, 2008, holders of the 3.25% convertible senior subordinated debentures chose either to convert their debentures into the contractual merger consideration or to receive payment of principal plus accrued interest. As a result, $207.6 million of cash was paid and 484,903 shares of the Company’s common stock were issued.

Other Matters

Several of the Company’s foreign subsidiaries maintain credit agreements. The total availability under these foreign credit agreements was approximately $53 million, none of which was outstanding as of December 31, 2008.

The following table summarizes scheduled maturities of long-term debt (in millions).

	2009	2010	2011	2012	2013	Thereafter
Scheduled maturities of long-term debt	$374.5	$15.8	$24.1	$203.2	$360.2	$1,064.0

The weighted average effective interest rate on outstanding borrowings, including amortization of associated loan fees, under the above debt instruments was 5.45% and 6.23% at December 31, 2008 and 2007, respectively.

9.    DERIVATIVES AND HEDGING ACTIVITIES

In December 2007, the Company entered into an interest rate swap agreement to hedge against the variability of forecasted interest payments attributable to changes in interest rates on a portion of the term loans issued under the senior secured credit facilities. Through this swap, the Company fixed the following notional

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

amounts at 4.1275%: $1.5 billion from December 27, 2007 through December 31, 2008; $1.3 billion during 2009; $1.0 billion during 2010; and $400 million during 2011. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at December 31, 2008 and is expected to continue to be effective for the duration of the swap agreement. During the year ended December 31, 2008, interest expense of $1.3 million was recognized as a result of hedge ineffectiveness related to the interest rate swap. The fair value of the interest rate swap, reflected in other noncurrent liabilities, was $70.6 million and $4.5 million as of December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, the Company paid approximately $5.0 million and amended its cross currency swap to reduce the notional amount from $14 million to $7 million. This payment is included as an investing use of cash on the Consolidated Statement of Cash Flows. Prior to this amendment, a portion of the swap was designated and documented as a hedge of the Company’s net investment in its Belgian subsidiary to reduce the volatility in stockholders’ equity caused by changes in euro exchange rates. Subsequent to the amendment, the swap is designated as a hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. Pretax gains (losses) of $0.3 million, $(0.7) million and $(0.3) million on the portion designated as a fair value hedge are reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, respectively. The designations of the hedging instrument were effective as of December 31, 2008 and 2007, and are expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The fair value of the cross currency swap was $3.9 million and $8.7 million as of December 31, 2008 and 2007, respectively. The cross currency swap matures in December 2009 and was included in other accrued liabilities at December 31, 2008 and other noncurrent liabilities at December 31, 2007.

There were no reclassifications from accumulated other comprehensive income (loss) to earnings related to derivative and hedging activities during the years ended December 31, 2008, 2007 and 2006. Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
Accumulated net loss on derivative instruments, beginning of year	$(8,849)	$(5,201)	$(4,274)
Loss on cross currency swap designated as a net fair value hedge, net of taxes	(486)	(807)	(927)
Loss on interest rate swap designated as a cash flow hedge, net of taxes	(40,802)	(2,841)	—

Accumulated net loss on derivative instruments, end of year	$(50,137)	$(8,849)	$(5,201)

10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

As of January 1, 2008, the Company implemented SFAS No. 157, which defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands disclosure requirements. In February 2008, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis. As a result of the delay, SFAS No. 157 will be applied to the Company’s non-financial assets and liabilities as of January 1, 2009.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, a cross currency swap contract and an interest rate swap agreement (see Note 9). For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2008 and 2007 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s seven-year senior secured term loan and 1% convertible debentures (see Note 8) were based on quoted market prices. The fair value of the Company’s six-year senior secured term loan, which is not quoted in an active market, was based on the quoted market price of the seven-year term loan. The fair value of the 3.25% convertible debentures assumed in the Andrew acquisition was based on the value of merger consideration those noteholders were entitled to receive (see Note 8). The fair value of the Company’s cross currency swap contract was based on the net present value of the difference between the expected future U.S. dollar cash flows and the expected future euro cash flows. The fair value of the Company’s interest rate swap agreement was based on the net present value of the difference between the expected future fixed rate interest payments and variable rate interest payments. The fair value of the auction rate securities classified as other noncurrent assets was based on a broker quote.

The carrying amounts, estimated fair values and SFAS No. 157 input levels of the Company’s senior secured term loans, convertible debentures, cross currency swap, interest rate swap, and auction rate securities as of December 31, 2008 and 2007, are as follows:

	2008		2007		Valuation Inputs
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Seven-year senior secured term loan	$1,226,133	$895,077	$1,350,000	$1,289,000	Level 1
Six-year senior secured term loan	600,764	438,558	750,000	705,000	Level 2
1% convertible debentures	199,519	196,027	250,000	570,725	Level 1
3.25% convertible debentures	—	—	231,264	231,453	Level 1
Cross currency swap	3,944	3,944	8,712	8,712	Level 2
Interest rate swap	70,619	70,619	4,510	4,510	Level 2
Auction rate securities	3,258	3,258	5,214	5,214	Level 2

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented.

The provisions of SFAS No. 159 became effective for the Company as of January 1, 2008. This standard gives companies the irrevocable option to carry most financial assets or liabilities at fair value, with changes in fair value recorded in earnings. The Company did not elect to carry any of its financial assets or liabilities at fair value under the provisions of SFAS No. 159.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

11.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors defined contribution retirement savings plans that allow employees of certain subsidiaries to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service. The Company matches a percentage of the employee contributions up to certain limits. The Company contributed $14.7 million in 2008, $10.7 million in 2007 and $10.2 million in 2006 to these retirement savings plans.

The Company also maintains a noncontributory unfunded defined contribution pension plan (the Restated SERP) for certain active and retired key executives. The Company is not required to make any payments until the participant is eligible to receive retirement benefits. During 2008, 2007 and 2006, the Company recognized pretax costs of $1.8 million, $1.5 million and $1.2 million, respectively, representing additional accrued benefits and interest credited under the Restated SERP. Benefit payments to retirees were $0.2 million, $0.9 million and $0.3 million in 2008, 2007 and 2006, respectively. The accrued liability, included in other noncurrent liabilities, was approximately $10.9 million and $9.3 million as of December 31, 2008 and 2007, respectively.

Pension and Other Postretirement Benefit Plans

The Company sponsors defined benefit pension plans covering domestic represented employees and certain other domestic and foreign employees. Included in the defined benefit pension plans are both funded and unfunded plans and contributory and noncontributory plans. The Company also sponsors postretirement health care and life insurance benefit plans that provide benefits to certain domestic represented employees and certain full-time employees who retire from the Company. The health care plans contain various cost-sharing features such as participant contributions, deductibles, coinsurance and caps, with Medicare as the primary provider of health care benefits for eligible retirees. The accounting for the health care plans anticipates future cost-sharing changes to the written plan that are consistent with the Company’s expressed intent to maintain a consistent level of cost sharing with retirees. The Company recognizes the cost of providing and maintaining postretirement benefits during employees’ expected active service periods.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The following table summarizes information for the defined benefit pension and other postretirement benefit plans. The Company uses a December 31 measurement date for its plans.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$249,798	$128,924	$97,123	$92,311
Service cost	3,502	3,248	3,378	4,170
Interest cost	13,935	7,320	5,947	5,143
Plan participants’ contributions	235	204	867	348
Actuarial gain	(11,865)	(7,303)	(945)	(17,643)
Acquisition of Andrew	—	121,573	—	14,798
Benefits paid	(8,367)	(5,465)	(3,214)	(2,004)
Translation (gain) loss and other	(31,268)	1,297	1,008	—

Benefit obligation at end of year	$215,970	$249,798	$104,164	$97,123

Change in plan assets:
Fair value of plan assets at beginning of year	$226,025	$120,555	$9,710	$9,379
Employer and plan participant contributions	11,294	6,103	3,047	1,827
Return on plan assets	(58,515)	4,774	(1,613)	508
Acquisition of Andrew	—	98,930	—	—
Benefits paid	(8,367)	(5,465)	(3,214)	(2,004)
Translation (loss) gain and other	(24,805)	1,128	—	—

Fair value of plan assets at end of year	$145,632	$226,025	$7,930	$9,710

Funded status (benefit obligation in excess of fair value of plan assets)	$70,338	$23,773	$96,234	$87,413

As of December 31, 2008, the current and noncurrent portions of pension and other postretirement benefit liabilities were $2,497 and $164,075, respectively. As of December 31, 2007, the current and noncurrent portions of pension and other postretirement benefit liabilities were $2,911 and $108,275, respectively. Foreign plans represented 44% and 50%, respectively, of the pension benefit obligation and pension plans’ assets as of December 31, 2008 and 53% and 49%, respectively, of the pension benefit obligation and pension plans’ assets as of December 31, 2007.

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $195,510 and $210,952 as of December 31, 2008 and 2007, respectively. The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets.

	December 31, 2008	December 31, 2007
Projected benefit obligation	$132,391	$3,826
Accumulated benefit obligation	130,623	3,826
Fair value of plan assets	79,825	—

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The following table summarizes pretax amounts included in accumulated other comprehensive income (loss) for the years ended December 31, 2008 and 2007.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Unrecognized net actuarial (loss) gain	$(51,208)	$8,193	$10,544	$12,593
Unrecognized prior service credit (cost)	3,615	4,386	(713)	382
Unrecognized transition obligation	(103)	(323)	—	—

Total	$(47,696)	$12,256	$9,831	$12,975

Net periodic benefit cost and other amounts included in other comprehensive income (loss) for the defined benefit pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$3,502	$3,248	$3,286	$3,378	$4,170	$4,553
Interest cost	13,935	7,320	6,760	5,947	5,143	5,067
Recognized actuarial (gain) loss	—	—	57	(761)	(65)	567
Amortization of transition obligation	48	56	40	—	—	—
Amortization of prior service credit	(771)	(771)	(771)	(86)	(86)	(86)
Expected return on plan assets	(15,836)	(9,094)	(8,005)	(620)	(587)	(557)

Net periodic benefit cost	$878	$759	$1,367	$7,858	$8,575	$9,544

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	59,401	(3,039)		2,049	(17,499)
Change in unrecognized prior service credit	771	771		1,095	86
Change in unrecognized transition obligation	(220)	(24)		—	—

Total included in other comprehensive income (loss)	$59,952	$(2,292)		$3,144	$(17,413)

Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$60,830	$(1,533)		$11,002	$(8,838)

Amortization of amounts included in accumulated other comprehensive income (loss) as of December 31, 2008 is expected to increase (decrease) net periodic benefit cost during 2009 as follows:

	Pension Benefits	Other Postretirement Benefits	Total
Amortization of net actuarial loss (gain)	$1,990	$(689)	$1,301
Amortization of prior service (credit) cost	(771)	91	(680)
Amortization of transition obligation	18	—	18

Total	$1,237	$(598)	$639

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Assumptions

Significant weighted average assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Benefit obligations:
Discount rate	5.95%	5.90%	5.70%	6.20%	6.40%	5.80%
Rate of compensation increase	4.15%	4.25%	4.40%	4.50%	4.50%	4.50%
Net periodic benefit cost:
Discount rate	5.90%	5.70%	5.40%	6.40%	5.80%	5.50%
Rate of return on plan assets	7.30%	7.90%	7.80%	6.00%	6.30%	6.25%
Rate of compensation increase	4.25%	4.40%	4.40%	4.50%	4.50%	4.25%

	2008	2007
Health care cost trend rate assumed for next year	8.0%	8.3%
Ultimate rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2013

The Company considered the available yields on high-quality fixed-income investments with maturities corresponding to the Company’s expected benefit obligations to determine the discount rates at each measurement date.

A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of and for the year ended December 31, 2008 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic benefit cost	$1.6	$(1.3)
Effect on postretirement benefit obligation	15.4	(13.0)

Plan Assets

In developing the expected rate of return on plan assets, the Company considered the expected long-term rate of return of individual asset classes. Expected return on plan assets is based on the market related value of the assets. Substantially all of the pension assets and certain of the other postretirement assets are managed by an independent investment advisor with an objective of maximizing return, subject to assuming a prudent level of risk. The majority of such assets are currently invested with a target allocation of 70% equity securities and 30% fixed income instruments.

The Company’s weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Asset category:
Equity securities	60%	68%	30%	39%
Debt securities	30	28	70	61
Other	10	4	—	—

Total	100%	100%	100%	100%

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Expected Cash Flows

The Company expects to contribute a minimum of $8.7 million to the defined benefit pension plans and $4.6 million to the other postretirement benefit plans during 2009.

The following table summarizes projected benefit payments from pension and other postretirement benefit plans through 2018, including benefits attributable to estimated future service, and projected receipts from the Medicare Part D subsidy (in millions).

	Pension Benefits	Other Postretirement Benefits
		Without Medicare Subsidy	Medicare Subsidy
2009	$7.8	$4.7	$(0.1)
2010	8.7	5.0	(0.1)
2011	10.5	5.4	(0.1)
2012	10.2	5.6	(0.1)
2013	10.8	5.9	(0.2)
2014-2018	63.4	33.5	(1.4)

12.    INCOME TAXES

Income before income taxes, including the effect of the 2006 OFS Bright Wave transaction, includes the results from domestic and international operations as follows:

	Year Ended December 31,
	2008	2007	2006
U.S. companies	$(520,480)	$228,589	$167,703
Non-U.S. companies	284,035	70,470	25,792

Income before income taxes	$(236,445)	$299,059	$193,495

The components of the income tax provision (benefit), including the effect of the 2006 OFS BrightWave transaction, were as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$24,000	$87,381	$51,335
Foreign	73,751	8,141	3,268
State	2,333	10,172	868

Current income tax provision	100,084	105,694	55,471

Deferred:
Federal	(104,921)	(10,192)	9,608
Foreign	1,079	(233)	72
State	(4,165)	(1,051)	(1,789)

Deferred income tax provision (benefit)	(108,007)	(11,476)	7,891

Total income tax provision (benefit)	$(7,923)	$94,218	$63,362

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	2.9	1.5	1.7
Goodwill and other permanent items	(45.2)	(0.8)	(1.4)
Federal and state tax credits	1.4	(0.7)	(0.6)
Income tax uncertainties	(1.0)	1.2	1.1
Foreign dividends and Subpart F income	(8.5)	2.0	1.6
Foreign tax credits	8.9	(0.9)	(0.8)
Foreign tax rate differential	11.3	(5.8)	(2.9)
Change in valuation allowance	(1.4)	—	(1.0)

Effective income tax rate	3.4%	31.5%	32.7%

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	As of December 31,
	2008	2007
Deferred tax assets:
Accounts receivable, inventory and warranty reserves	$26,865	$43,609
Employee benefits	9,998	15,563
Postretirement benefits	63,010	42,642
Litigation reserves	10,679	17,035
Restructuring accruals	6,589	5,599
Foreign net operating loss carryforwards	46,071	47,652
Derivative hedging instruments	30,533	5,583
Federal net operating loss carryforwards	61,172	56,571
Federal tax credit carryforwards	88,692	66,990
Federal capital loss carryforwards	3,658	—
State net operating loss and tax credit carryforwards	24,091	19,342
Transaction costs	2,406	4,215
Equity-based compensation	7,597	5,130
Other	5,245	21,631

Total deferred tax assets	386,606	351,562
Valuation allowance	(75,362)	(74,146)

Total deferred tax assets, net of valuation allowance	311,244	277,416
Deferred tax liabilities:
Intangible assets	(289,253)	(375,958)
Property, plant and equipment	(41,138)	(41,789)
Inventory	—	(13,318)
Undistributed foreign earnings	(44,104)	—
Other	(6,082)	(8,522)

Total deferred tax liabilities	(380,577)	(439,587)

Net deferred tax asset (liability)	$(69,333)	$(162,171)

Deferred taxes as recorded on the balance sheet:
Current deferred tax asset	$81,024	$106,476
Noncurrent deferred tax asset (liability)	(150,357)	(268,647)

Net deferred tax asset (liability)	$(69,333)	$(162,171)

Deferred tax assets as of December 31, 2008 include $61.2 million of tax benefits associated with federal net operating loss carryforwards, all of which were acquired in connection with the Company’s acquisition of Andrew. These net operating loss carryforwards will expire between 2018 and 2028. Deferred tax assets as of December 31, 2008 also include $3.7 million of tax benefits associated with federal capital loss carryforwards which will expire in 2013. A full valuation allowance of $3.7 million has been established against this deferred tax asset because available evidence indicates that it is more likely than not that the Company will not generate capital gains necessary to realize these benefits prior to expiration.

During 2008, the Company realized $21.1 million of foreign tax credit carryforwards. The deferred tax asset for federal tax credit carryforwards as of December 31, 2008 includes foreign tax credit carryforwards of

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

$61.0 million, which will expire between 2009 and 2018, research tax credit carryforwards of $26.0 million, which will expire between 2009 and 2026, and alternative minimum tax credit carryforwards of $1.7 million with no expiration. A valuation allowance of $0.5 million has been established against the deferred tax asset for research tax credit carryforwards because the available evidence indicates that it is more likely than not that the Company will not realize a portion of these tax credit carryforwards prior to expiration.

The deferred tax asset for state net operating loss and tax credit carryforwards as of December 31, 2008 includes tax benefits (net of federal tax impact) of $20.8 million associated with state net operating loss carryforwards, which begin to expire in 2009, and tax benefits (net of federal tax impact) of $3.3 million associated with state tax credit carryforwards, which will expire between 2011 and 2028. A valuation allowance of $23.5 million has been established against this deferred tax asset because the available evidence indicates that it is more likely than not that the Company will not realize a portion of these net operating loss carryforwards prior to expiration.

Deferred tax assets as of December 31, 2008 include $46.1 million of tax benefits associated with foreign net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2009 and some are subject to local restrictions limiting their utilization. Valuation allowances related to these foreign net operating loss carryforwards and certain other foreign deferred tax assets of $44.6 million as of December 31, 2008 have been established because the available evidence indicates that it is more likely than not that the Company will not realize a portion of these net operating loss carryforwards and deferred tax assets prior to expiration.

In addition to the valuation allowances detailed above, the Company has also established a valuation allowance of $3.2 million against its deferred tax asset for certain transaction costs which the available evidence indicates that it is more likely than not that the Company will not realize these deferred tax benefits.

The Company adopted the provisions of FIN 48 as of January 1, 2007, resulting in a $4.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to opening retained earnings. In addition, the Company reduced a long-term deferred tax asset by $4.0 million with an offsetting reduction to opening retained earning of $1.9 million and an increase of $2.1 million to long-lived assets as a purchase accounting adjustment related to the 2004 acquisition of Connectivity Solutions. The activity within the liability for unrecognized tax benefits under FIN 48 during 2008 and 2007 was as follows:

	Year Ended December 31,
	2008	2007
Balance at beginning of year	$61,254	$11,350
Increases related to prior periods	1,570	3,061
Decreases related to prior periods	(2,733)	(310)
Increases related to current periods	2,110	1,637
Decreases related to settlement with taxing authorities	(4,911)	(2,249)
Decreases related to lapse in statute of limitations	(2,305)	(58)
Increase related to Andrew acquisition	9,731	47,823

Balance at end of year	$64,716	$61,254

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, the Company had accrued approximately $7.9 million for the payment of interest and penalties of which $1.6 million and $1.4 million was accrued through the income tax provision during the years ended December 31, 2008 and 2007, respectively.

In connection with the regular examination of the Company’s federal, state and foreign income tax returns for 2003 through 2006, the Company agreed to certain settlement positions with the IRS and various state and foreign tax authorities that reduced the amount of gross unrecognized tax benefits by $4.9 million during 2008.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The Company’s liability for unrecognized tax benefits of $64.7 million includes $49.9 million that, if recognized, would favorably affect the effective tax rate in future periods. The Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $3.0 million to $5.0 million in the next twelve months as a result of the completion and settlement of audits in various jurisdictions. The tax issues include non-U.S. transfer pricing adjustments and state taxes. In the opinion of management, the Company has adequate reserves with respect to these issues.

As of December 31, 2008, a deferred tax liability in the amount of $44.1 million had been established to reflect the U.S. tax and state tax cost associated with the planned repatriation of that portion of the Company’s undistributed foreign earnings that are not considered to be permanently reinvested in foreign operations. The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. income taxes have been provided was $589.0 million as of December 31, 2008 as these earnings are considered to be permanently reinvested in foreign operations. Although the Company does not currently intend to repatriate these earnings from foreign subsidiaries, foreign tax credits and other tax planning techniques may be available to reduce the resulting U.S. tax cost in the event of such repatriation.

The following table presents income tax expense (benefit) related to other comprehensive income (loss).

	Year Ended December 31,
	2008	2007	2006
Loss on derivative financial instruments	$(24,249)	$(2,142)	$(544)
Foreign currency gain (loss)	(236)	2,144	—
Loss on available-for-sale investments	(485)	—	—
Defined benefit plans	(21,739)	6,046	—

	$(46,709)	$6,048	$(544)

13.    EQUITY-BASED COMPENSATION PLANS

On May 5, 2006, the stockholders of the Company approved the 2006 Long Term Incentive Plan (the 2006 Plan), authorizing 2.3 million shares for issuance, of which no more than 1.5 million shares may be full value awards (stock, restricted stock, restricted stock units or performance awards, as defined). Awards under the 2006 Plan may include stock, stock options, restricted stock, restricted stock units, performance units, performance share units, performance-based restricted stock, stock appreciation rights and dividend equivalent rights for employees and non-employee directors of the Company. Approval of the 2006 Plan canceled all shares authorized but not issued under the Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (the 1997 Plan). Awards granted prior to May 5, 2006 remain subject to the provisions of the 1997 Plan. As of December 31, 2008, approximately 0.9 million shares were available for future grants under the 2006 Plan, of which 0.5 million may be full value awards.

In connection with the acquisition of Andrew, the Company filed a Registration Statement on Form S-8 to register approximately 1.9 million shares of CommScope common stock to be issued under plans previously authorized by Andrew shareholders (the Andrew Plans). Of the approximately 1.9 million shares registered, no more than approximately 0.7 million may be full value awards. As of December 31, 2008, approximately 0.9 million shares were available for future grants under the Andrew Plans, of which 0.5 million may be full value awards.

As of December 31, 2008, $26.6 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a remaining weighted average period of 1.8 years. There were no significant capitalized equity-based compensation costs at December 31, 2008.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Stock Options

Stock options are awards that allow the recipient to purchase shares of the Company’s common stock at a fixed price. Stock options are granted at an exercise price equal to or greater than the Company’s stock price at the date of grant. These awards generally vest one-third per year over the three years following the grant date and have a contractual term of ten years.

The following tables summarize the Company’s stock option activity and information about stock options outstanding at December 31, 2008 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2007	3,585	$28.45
Granted	278	$41.22	$20.85
Exercised	(608)	$21.14
Expired or forfeited	(360)	$57.94	$4.94

Outstanding and expected to vest at December 31, 2008	2,895	$27.55		$2,572

Exercisable at December 31, 2008	2,566	$26.01		$2,572

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $16.8 million, $48.4 million and $52.3 million, respectively. Substantially all of the non-vested options at December 31, 2008 are expected to vest as they are primarily held by officers and directors. The exercise prices of outstanding options at December 31, 2008 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$7.43 to $15.50	420	4.4	$9.42	420	$9.42
$15.51 to $20.00	1,369	4.5	$17.45	1,369	$17.45
$20.01 to $45.00	680	6.2	$36.97	351	$34.58
$45.01 to $75.48	426	2.6	$62.85	426	$62.85

$7.43 to $75.48	2,895	4.6	$27.55	2,566	$26.01

The weighted average remaining contractual life of exercisable options at December 31, 2008 was 4.1 years.

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

are not intended to predict actual future events or the value that will ultimately be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted for the years ended December 31, 2008, 2007 and 2006:

	2008	2007(1)	2006
Valuation assumptions:
Expected option term (years)	7.0	1.5	5.0
Expected volatility	45.0%	44.6%	45.0%
Expected dividend yield	—	—	—
Risk-free interest rate	3.01%	3.39%	4.60%
Weighted average fair value per option	$20.85	$7.96	$13.66

(1)	All stock options granted in 2007 were part of the consideration for the Andrew acquisition.

On August 10, 2005, the Compensation Committee of the Company’s Board of Directors amended certain stock option agreements with employees to accelerate the vesting of certain outstanding unvested stock options. Unvested options to purchase 2.1 million shares with an average exercise price of $17.54 per share became exercisable as a result of the vesting acceleration. The intrinsic value of the stock options on the acceleration date was $2.6 million. The Company recognized no compensation expense associated with these options during the years ended December 31, 2008, 2007 and 2006 as a result of the accelerated vesting in 2005. Had these options not been accelerated, the Company would have recognized an additional $2.9 million and $6.5 million in pretax compensation expense for the years ended December 31, 2007 and 2006, respectively.

Performance Share Units

Performance Share Units issued under the 2006 Plan and the Andrew plans or Performance Units issued under the 1997 Plan (collectively PSUs) are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets. Such awards vest and shares are issued after three years if the performance targets are met. The fair value of each PSU is determined on the date of grant, based on the Company’s stock price and the likelihood that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probable achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the targets specified in the grants. For PSUs granted during 2008, the level of performance achieved was 71%, resulting in a decline in the number of PSUs outstanding as of December 31, 2008.

The following table summarizes the PSU activity for the year ended December 31, 2008 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2007	514	$24.29
Granted	329	$41.22
Vested and shares issued	(300)	$19.99
PSU adjustment related to 2008 performance	(91)	$41.22
Forfeited	(19)	$36.20

Outstanding and non-vested at December 31, 2008	433	$36.05

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Restricted Stock Units

Restricted Stock Unit Awards issued under the 2006 Plan and the Andrew plans or Phantom Stock Awards issued under the 1997 Plan (collectively RSUs) entitle the holder to shares of common stock after a three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

The following table summarizes the RSU activity for the year ended December 31, 2008 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2007	495	$25.43
Granted	475	$41.28
Vested and shares issued	(252)	$20.87
Forfeited	(55)	$35.35

Outstanding and non-vested at December 31, 2008	663	$37.67

14.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
Cash paid during the year for:
Income taxes, net of refunds	$31,765	$89,153	$47,362
Interest	$137,784	$4,707	$5,980
Noncash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$76,638	$—	$—
Assets acquired under capital lease	$5,112	$—	$—
Fair value of CommScope, Inc. common stock issued as partial consideration for Andrew acquisition	$—	$255,045	$—

15.    COMMITMENTS AND CONTINGENCIES

CommScope leases certain equipment and facilities under operating leases expiring at various dates through 2022. Rent expense was $35.7 million in 2008, $10.6 million in 2007 and $11.8 million in 2006. Future minimum rental payments required under operating leases and capital leases having a remaining term in excess of one year at December 31, 2008 are as follows:

	Operating Leases	Capital Leases
2009	$30,642	$3,025
2010	23,741	2,942
2011	18,103	499
2012	15,403	158
2013	13,217	—
Thereafter	60,469	—

Total minimum lease payments	161,575	6,624
Less: Amount representing interest	—	(362)

	$161,575	$6,262

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Product warranty reserves are reflected in other current accrued liabilities. The following table summarizes the activity for the years ended December 31, 2008, 2007 and 2006 related to the warranty reserves.

	2008	2007	2006
Reserve at beginning of year	$29,183	$2,090	$2,035
Provision for warranties	15,188	3,754	194
Allocation of Andrew purchase price	24,291	24,677	—
Payments	(35,796)	(1,338)	(139)

Reserve at end of year	$32,866	$29,183	$2,090

In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

Legal Proceedings

The Company is involved in a patent infringement lawsuit with TruePosition, Inc. related to Andrew’s sale of certain mobile location products. In September of 2007, a jury ruled in favor of TruePosition and awarded $45.3 million in damages. Management believed the verdict was in error and sought to have it reversed.

After the submission of motions on the Company’s attempts to set aside the verdict and TruePosition’s request for a permanent injunction and an enhancement of the damages awarded, up to trebling the amount, the trial court reduced the compensatory judgment amount from $45.3 million to $18.6 million plus interest, and while denying the request for trebling, enhanced the reduced damage amount by 25%, bringing the total judgment to $23.25 million. The court also granted TruePosition’s motion for a permanent injunction related to the products at issue and indicated that it will enter such an injunction. The parties are currently engaged in discovery related to the scope of the injunction, as well as an accounting to determine what, if any, additional amounts Andrew may be liable for related to one additional phase of the customer project at issue.

CommScope disagrees with the underlying verdict, the enhancement of damages and the entry of an injunction and continues to believe that the products at issue do not infringe TruePosition’s patent. CommScope expects to appeal the remaining portion of the underlying judgment, as well as the injunction which the court indicated it will enter.

As a result of the trial court ruling in the case, the Company’s estimate of the probable loss was reduced from $45.3 million to $28.4 million (including interest). The ultimate resolution of the TruePosition litigation may be materially different than the current estimate, which does not include legal fees we may incur in appeals or other proceedings. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, the Company is not currently able to assess the likelihood or magnitude of such potential lost opportunities.

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

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

CommScope is either a plaintiff or a defendant in other pending legal matters in the normal course of business. Management believes none of these other legal matters, other than that discussed above, will have a material adverse effect on our business or financial condition upon their final disposition.

16.    INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

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

The WNS segment consists of base station subsystems and core network products such as power amplifiers, filters, location-based systems, network optimization analysis systems and products and solutions that extend and enhance the coverage of wireless networks, such as RF repeaters and distributed antenna systems. Base station subsystems and RF products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated systems. The WNS segment is entirely composed of product lines that were part of legacy Andrew.

The following table provides summary financial information for the Company’s reportable segments as of December 31, 2008 and 2007 (in millions):

	As of December 31,
	2008	2007
Identifiable segment related assets:
ACCG	$2,188.8	$2,560.0
Enterprise	334.3	352.6
Broadband	373.1	389.3
WNS	673.5	1,048.7

Total identifiable segment related assets	3,569.7	4,350.6
Reconciliation to total assets:
Cash and cash equivalents	412.1	649.5
Deferred income taxes	81.0	106.5

Total assets	$4,062.8	$5,106.6

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The following tables provide summary financial information by reportable segment for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Year Ended December 31,
	2008	2007	2006
Net sales:
ACCG	$1,860.5	$407.6	$273.1
Enterprise	885.1	899.4	802.3
Broadband	590.9	625.3	550.2
WNS	690.9	—	—
Inter-segment eliminations	(10.8)	(1.5)	(1.7)

Consolidated net sales	$4,016.6	$1,930.8	$1,623.9

Operating income (loss):
ACCG	$47.4	$63.9	$28.4
Enterprise	152.1	151.4	95.9
Broadband	20.3	71.2	34.3
WNS	(309.3)	—	—

Consolidated operating income (loss)	$(89.5)	$286.5	$158.6

Depreciation and amortization:
ACCG	$119.0	$4.2	$5.2
Enterprise	23.0	26.5	30.2
Broadband	21.0	18.8	20.2
WNS	55.6	—	—

Consolidated depreciation and amortization	$218.6	$49.5	$55.6

Customer Information

Sales to Anixter International Inc. and its affiliates (Anixter) accounted for 11%, 25% and 29% of the Company’s total net sales during 2008, 2007 and 2006, respectively. These sales were primarily within the Enterprise segment. Sales to Alcatel-Lucent, which primarily relate to their role as an original equipment manufacturer for telecommunications companies, accounted for approximately 11% of the Company’s net sales during 2007. Sales to Alcatel-Lucent primarily originate within the ACCG segment. Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company’s total net sales for 2008, 2007 or 2006.

Accounts receivable from Anixter and Alcatel-Lucent represented approximately 11% and 10% of net accounts receivable as of December 31, 2008, respectively. Accounts receivable from Nokia Siemens Networks represented approximately 10% of net accounts receivable as of December 31, 2007. No other customer accounted for more than 10% of the Company’s net accounts receivable as of December 31, 2008 or 2007.

Sales to related parties were less than 2% of net sales in 2008 and 2007 and less than 1% of net sales in 2006. Trade accounts receivable from related parties were less than 1% of the Company’s total trade accounts receivable balance as of December 31, 2008 and less than 4% of trade accounts receivable as of December 31, 2007. Purchases from related parties were less than 1% of operating costs and expenses in 2008, 2007 and 2006. As of December 31, 2008 and 2007, less than 1% of the Company’s trade accounts payable were to related parties.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Geographic Information

Sales to customers located outside of the United States comprised 53%, 33% and 32% of total net sales in 2008, 2007 and 2006, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
United States	$1,903.8	$1,302.9	$1,100.6
Europe, Middle East and Africa	1,112.3	265.8	241.8
Asia/Pacific Rim	628.5	177.8	137.1
Central and Latin America	305.3	153.6	113.3
Canada	66.7	30.7	31.1

Consolidated net sales	$4,016.6	$1,930.8	$1,623.9

Long-lived assets, excluding intangibles, financial instruments and deferred taxes, consisted substantially of property, plant and equipment and were dispersed by geographic area as follows (in millions):

	As of December 31,
	2008	2007	2006
United States	$251.5	$262.3	$188.9
Europe, Middle East and Africa	77.6	92.9	20.8
Asia/Pacific Rim	108.8	134.2	20.9
Central and Latin America	30.2	35.9	11.4

Total long-lived assets, as defined above	$468.1	$525.3	$242.0

17.    QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008(a):
Net sales	$1,005,094	$1,087,377	$1,062,297	$861,793
Gross profit	216,444	310,642	296,473	234,645
Operating income (loss)(b)(c)	27,777	97,570	127,504	(342,382)
Net income (loss)	(11,049)	40,216	84,687	(342,376)
Basic earnings (loss) per share	(0.16)	0.57	1.20	(4.86)
Diluted earnings (loss) per share	(0.16)	0.50	1.05	(4.86)
Fiscal 2007:
Net sales	$435,452	$519,144	$513,608	$462,559
Gross profit	131,944	162,594	159,284	135,265
Operating income(c)	63,664	86,411	81,365	55,103
Net income	45,855	61,129	60,273	37,584
Basic earnings per share	0.76	1.00	0.98	0.61
Diluted earnings per share	0.63	0.83	0.81	0.51

(a)	Includes the results for Andrew, including the period from December 27, 2007 through December 31, 2008.
(b)	Operating loss for the fourth quarter of 2008 included goodwill and other intangible asset impairments of $397,093.
(c)	Operating income (loss) for each quarter in 2008 included pretax restructuring charges of, in chronological order, $132, $22,636, $2,356, and $12,476. Operating income for each quarter in 2007 included pretax restructuring charges of, in chronological order, $729, $169, $215, and $42.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

18.    SUBSEQUENT EVENTS

On February 13, 2009, the Company notified holders of its 1% convertible senior subordinated debentures that the Company was exercising its right under the indenture governing the debentures to redeem all of the outstanding debentures on March 20, 2009 (the redemption date) at a price, in cash, equal to 100% of the principal amount plus accrued and unpaid interest. During February 2009, the Company agreed with certain holders of the debentures to increase the conversion rate as an inducement for them to convert their debentures to common stock. Accordingly, $24.0 million of the debentures were converted into 1.71 million shares of common stock (1.10 million related to the original conversion ratio and 0.61 million related to the inducement). As a result of the inducements through February 23, 2009, the Company expects to record an $8.6 million pretax charge and $175.6 million in aggregate principal amount of debentures remained outstanding.

CommScope, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Additions		Deductions(2)	Balance at End of Period
		Charged to Costs and Expenses	Other(1)
Deducted from assets:
Allowance for doubtful accounts
Year ended December 31, 2008	$22,154	$2,034	$—	$4,881	$19,307
Year ended December 31, 2007	$13,461	$1,490	$7,743	$540	$22,154
Year ended December 31, 2006	$13,644	$2,444	$—	$2,627	$13,461

(1)	Andrew Corporation balance as of the December 27, 2007 acquisition date.
(2)	Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

CommScope management assessed the effectiveness of CommScope’s internal control over financial reporting as of December 31, 2008. In making this assessment, CommScope’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concludes that, as of December 31, 2008, CommScope’s internal control over financial reporting is effective based on the COSO internal control criteria.

CommScope’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of CommScope’s internal control over financial reporting.

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CommScope, Inc.

We have audited CommScope, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommScope, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CommScope, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CommScope, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 26, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is contained in Part I, Item 1 of this Form 10-K and the sections captioned “Management of the Company—Board of Directors of the Company,” “Management of the Company—Committees of the Board of Directors—Board Meetings,” and “Management of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” included in our 2009 Proxy Statement, which sections are incorporated herein by reference.

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

Information required by this Item is contained in the section captioned “Management of the Company—Executive Officer Compensation” in our 2009 Proxy Statement and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is presented below or contained in the sections captioned “Beneficial Ownership of Common Stock” and “Management of the Company – Executive Officer Compensation – Equity Compensation Plan Information as of Fiscal Year End” in our 2009 Proxy Statement, which sections are incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is contained in the sections captioned “Management of the Company—Certain Relationships and Related Party Transactions” and “Management of the Company—Independence of Board Members” in our 2009 Proxy Statement and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is contained in the section captioned “Proposal Three: Ratification of the Appointment of the Independent Registered Public Accounting Firm – Independent Registered Public Accounting Firms” in our 2009 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

1.	Financial Statements
The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations for the Years ended December 31, 2008, 2007 and 2006
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years ended December 31, 2008, 2007 and 2006
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

COMMSCOPE, INC.

Date: February 26, 2009	BY:	/S/ FRANK M. DRENDEL
Frank M. Drendel Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRANK M. DRENDEL Frank M. Drendel	Chairman of the Board and Chief Executive Officer	February 26, 2009

/S/ JEARLD L. LEONHARDT Jearld L. Leonhardt	Executive Vice President and Chief Financial Officer (Principal financial officer)	February 26, 2009

/S/ WILLIAM R. GOODEN William R. Gooden	Senior Vice President and Controller (Principal accounting officer)	February 26, 2009

/S/ BOYD L. GEORGE Boyd L. George	Director	February 26, 2009

/S/ GEORGE N. HUTTON, JR. George N. Hutton, Jr.	Director	February 26, 2009

/S/ KATSUHIKO OKUBO Katsuhiko Okubo	Director	February 26, 2009

/S/ RICHARD C. SMITH Richard C. Smith	Director	February 26, 2009

/S/ JUNE E. TRAVIS June E. Travis	Director	February 26, 2009

/S/ JAMES N. WHITSON James N. Whitson	Director	February 26, 2009

Index of Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of October 26, 2003, by and among CommScope, Inc. and SS Holdings, LLC and Avaya Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated February 12, 2004 (File No. 1-12929)).

2.2	Agreement and Plan of Merger, dated as of June 26, 2007, by and among CommScope, Inc., DJRoss, Inc. and Andrew Corporation (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated June 27, 2007 (File No. 1-12929)).

3.1	Amended and Restated Certificate of Incorporation of CommScope, Inc. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

3.1.1	Certificate of Elimination of Series A Junior Participating Preferred Stock of CommScope, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated January 21, 2009 (File No. 1-12929)).

3.2	Amended and Restated By-Laws of CommScope, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated January 21, 2009 (File No. 1-12929)).

4.1	Indenture, dated as of March 24, 2004, between CommScope, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 1-12929)).

10.1	Tax Sharing Agreement, dated as of July 25, 1997, among NextLevel Systems, Inc., CommScope, Inc. and General Semiconductor, Inc. (Incorporated herein by reference from the Company’s Quarterly Report on From 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

10.2+	Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (as amended and restated effective May 7, 2004) (Incorporated herein by reference from Appendix B to the Company’s definitive Proxy Statement filed with the Commission on March 24, 2004 (File No. 1-12929)).

10.2.1+	Form of Nonqualified Stock Option Agreement under Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (Incorporated herein by reference from the Company’s Quarterly Report on From 10-Q for the period ended September 30, 2004 (File No. 1-12929)).

10.2.2+	Form of CommScope, Inc. 1997 Long-Term Incentive Plan Employee Performance Unit Award Agreement (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated December 15, 2005 (File No. 1-12929)).

10.2.3+	Form of Director’s Nonqualified Stock Option Agreement under Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.3+	Form of Severance Protection Agreement between the Company and certain executive officers (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12929)).

10.3.1+	Form of Amendment to Severance Protection Agreement between the Company and certain executive officers (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12929)).

Exhibit No.	Description
10.4+	Employment Agreement between Frank Drendel, General Instrument Corporation and CommScope, Inc. of North Carolina, the Letter Agreement related thereto dated May 20, 1993 and Amendment to Employment Agreement dated July 25, 1997 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929)).

10.5+	CommScope, Inc. Annual Incentive Plan, as amended effective February 17, 2009.(1)

10.6+	CommScope, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective February 24, 2006 (Incorporated herein by reference from the Company’s Current Report on Form 8-K, dated March 1, 2006 (File No. 1-12929)).

10.7+	Form of Indemnification Agreement by and among CommScope, Inc., CommScope, Inc. of North Carolina, and their directors and officers (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated March 10, 2005 (File No. 1-12929)).

10.8+	Amended and Restated CommScope, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated February 28, 2007 (File No. 1-12929)).

10.8.1+	Form of CommScope, Inc. 2006 Long Term Incentive Plan Nonqualified Stock Option Agreement (Annual) and Employee Performance Share Unit Award Agreement (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated January 22, 2008 (File No. 1-12929)).

10.8.2+	Form of CommScope, Inc. 2006 Long Term Incentive Plan Director Share Award Agreement (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.8.3+	Form of CommScope, Inc. 2006 Long-Term Incentive Plan Director’s Nonqualified Stock Option Agreement (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.9+	Andrew Corporation Management Incentive Program, dated November 18, 1999, as amended May 12, 2003, May 14, 2004 and January 22, 2008 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.10+	Andrew Corporation Long-Term Incentive Plan, dated November 17, 2004, as amended January 22, 2008 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.11	Credit Agreement, dated as of December 27, 2007, by and among CommScope, Inc., Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders Party thereto, Bank of America Securities LLC, and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD. and Calyon New York Branch, as Co-Documentation Agents (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated December 28, 2007 (File No. 1-12929)).

10.11.1	Amendment No. 1 to the Credit Agreement, dated as of December 24, 2008, among CommScope, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated December 29, 2008 (File No. 1-12929)).

Exhibit No.	Description
10.12	Purchase and Sale Agreement, dated as of November 5, 2007, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation, as amended by Amendment No. 1 to Purchase and Sale Agreement, dated as of December 20, 2007, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated January 4, 2008 (File No. 1-12929)).

10.12.1	Amendment No. 2 to Purchase and Sale Agreement, dated as of December 28, 2007, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated January 4, 2008 (File No. 1-12929)).

10.12.2	Amendment No. 3 to Purchase and Sale Agreement, dated as of January 31, 2008, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated January 31, 2008 (File No. 1-12929)).

10.13	Agreement, dated as of March 26, 2008, by and among CommScope, Inc., Andrew Corporation, Andrew Corporation Mauritius, Andes Industries, Inc., PCT International, Inc., PCT Mauritius Holding Limited, Mr. Steven Youtsey and PCT Broadband Telecommunications (Yantai) Co., Ltd. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 26, 2008 (File No. 1-12929)).

21	Subsidiaries of the Registrant.(1)

23.1	Consent of Ernst & Young LLP.(1)

23.2	Consent of Deloitte & Touche LLP.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).(1)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).(1)

(1)	Filed with this Form 10-K.

+	Management Compensation.