Form 10-Q
period 2009-03-31
COMMSCOPE INC
filed 2009-04-28
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2009 there were 72,605,590 shares of Common Stock outstanding.

CommScope, Inc.

Form 10-Q

March 31, 2009

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited — In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$742,251	$1,005,094

Operating costs and expenses:
Cost of sales	573,526	782,461
Selling, general and administrative	101,205	134,207
Research and development	28,962	35,965
Amortization of purchased intangible assets	20,824	24,552
Restructuring costs	8,703	132

Total operating costs and expenses	733,220	977,317

Operating income	9,031	27,777
Other expense, net	(10,030)	(6,757)
Interest expense	(30,627)	(39,579)
Interest income	1,479	5,183

Loss before income taxes	(30,147)	(13,376)
Income tax benefit	9,625	2,327

Net loss	$(20,522)	$(11,049)

Loss per share:
Basic	$(0.29)	$(0.16)
Diluted	$(0.29)	$(0.16)

Weighted average shares outstanding:
Basic	71,800	67,430
Diluted	71,800	67,430

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited — In thousands, except share amounts)

	March 31, 2009	December 31, 2008
Assets

Cash and cash equivalents	$290,753	$412,111
Accounts receivable, less allowance for doubtful accounts of $18,444 and $19,307, respectively	632,325	695,820
Inventories	371,771	450,310
Prepaid expenses and other current assets	69,910	70,778
Deferred income taxes	51,948	81,024

Total current assets	1,416,707	1,710,043

Property, plant and equipment, net	448,962	468,140
Goodwill	997,185	997,257
Other intangibles, net	796,674	821,128
Other noncurrent assets	71,395	66,192

Total Assets	$3,730,923	$4,062,760

Liabilities and Stockholders’ Equity
Accounts payable	$226,155	$244,273
Other accrued liabilities	257,970	306,537
Current portion of long-term debt	12,053	374,498

Total current liabilities	496,178	925,308

Long-term debt	1,823,524	1,667,286
Deferred income taxes	101,363	150,357
Pension and other postretirement benefit liabilities	160,343	164,075
Other noncurrent liabilities	143,251	147,376

Total Liabilities	2,724,659	3,054,402

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at March 31, 2009 or December 31, 2008	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued and outstanding shares: 72,605,590 at March 31, 2009 and 70,798,864 at December 31, 2008	828	811
Additional paid-in capital	1,006,809	969,976
Retained earnings	296,563	317,085
Accumulated other comprehensive loss	(151,249)	(132,411)
Treasury stock, at cost: 10,232,004 shares at March 31, 2009 and 10,312,088 shares at December 31, 2008	(146,687)	(147,103)

Total Stockholders’ Equity	1,006,264	1,008,358

Total Liabilities and Stockholders’ Equity	$3,730,923	$4,062,760

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited — In thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net loss	$(20,522)	$(11,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,003	56,674
Equity-based compensation	3,547	4,596
Loss on conversion of debt securities	8,649	2,761
Changes in assets and liabilities:
Accounts receivable	54,130	46,344
Inventories	73,583	42,033
Prepaid expenses and other assets	(5,766)	16,304
Accounts payable and other liabilities	(79,848)	(78,921)
Other	1,588	1,412

Net cash provided by operating activities	85,364	80,154

Investing Activities:
Additions to property, plant and equipment	(13,825)	(11,820)
Proceeds from disposal of fixed assets	371	2,203
Proceeds from sale of product line	—	8,513
Cash paid for acquisitions	(84)	(58,371)

Net cash used in investing activities	(13,538)	(59,475)

Financing Activities:
Principal payments on long-term debt	(356,736)	(221,410)
Proceeds from the issuance of long-term debt	100,000	—
Net borrowings under revolving credit facility	75,000	—
Proceeds from the issuance of shares under equity-based compensation plans	17	1,040
Tax benefit from the issuance of shares under equity-based compensation plans	—	420
Long-term financing costs	(2,160)	(246)

Net cash used in financing activities	(183,879)	(220,196)

Effect of exchange rate changes on cash	(9,305)	9,317

Change in cash and cash equivalents	(121,358)	(190,200)
Cash and cash equivalents, beginning of period	412,111	649,451

Cash and cash equivalents, end of period	$290,753	$459,251

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Loss

(Unaudited — In thousands, except share amounts)

	Three Months Ended March 31,
	2009	2008
Number of common shares outstanding:
Balance at beginning of period	70,798,864	66,870,029
Equity-based compensation	92,634	56,422
Issuance of shares for conversion of convertible debentures	1,714,092	2,878,249

Balance at end of period	72,605,590	69,804,700

Common stock:
Balance at beginning of period	$811	$770
Issuance of shares for conversion of convertible debentures	17	29
Equity-based compensation	—	1

Balance at end of period	$828	$800

Additional paid-in capital:
Balance at beginning of period	$969,976	$856,452
Issuance of shares for conversion of convertible debentures	32,607	76,578
Equity-based compensation	4,226	5,635
Tax benefit from shares issued under equity-based compensation plans	—	420

Balance at end of period	$1,006,809	$939,085

Retained earnings:
Balance at beginning of period	$317,085	$545,607
Net loss	(20,522)	(11,049)

Balance at end of period	$296,563	$534,558

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(132,411)	$22,714
Other comprehensive income (loss), net of tax	(18,838)	706

Balance at end of period	$(151,249)	$23,420

Treasury stock, at cost:
Balance at beginning of period	$(147,103)	$(145,535)
Equity-based compensation	416	—

Balance at end of period	$(146,687)	$(145,535)

Total stockholders’ equity	$1,006,264	$1,352,328

	Three Months Ended March 31,
	2009	2008
Comprehensive loss:
Net loss	$(20,522)	$(11,049)
Other comprehensive income (loss), net of tax:
Foreign currency gain (loss)	(22,061)	30,965
Gain (loss) on derivative financial instruments	3,672	(30,037)
Amortization of unrecognized pension and other postretirement benefit amounts	113	(222)
Loss on available-for-sale investments	(562)	—

Total other comprehensive income (loss), net of tax	(18,838)	706

Total comprehensive loss	$(39,360)	$(10,343)

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited — In Thousands, Unless Otherwise Noted)

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations, cash flows, stockholders’ equity and comprehensive loss for the three months ended March 31, 2009 and 2008 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 Form 10-K). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2009, other than the implementation of Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, SFAS No. 157, Fair Value Measurements, as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets and FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The implementation of these new accounting standards did not have a material impact on the Company’s condensed consolidated financial statements. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2008 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2008 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Concentrations of Risk

No customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2009. Net sales to Anixter International Inc. and its affiliates (Anixter) and Alcatel-Lucent accounted for approximately 12% and 10%, respectively, of the Company’s total net sales during the three months ended March 31, 2008. Sales to Anixter primarily originate within the Enterprise segment. Net sales to Alcatel-Lucent, which primarily relate to their role as an original equipment manufacturer (OEM) for telecommunications companies, primarily originate within the Antenna, Cable and Cabinets Group segment. Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2008.

Accounts receivable from Alcatel-Lucent represented approximately 11% of net accounts receivable as of March 31, 2009. No other customer accounted for 10% or more of the Company’s net accounts receivable as of March 31, 2009.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities, for the three months ended March 31, 2009 and 2008.

	2009	2008
Product warranty accrual, beginning of period	$32,866	$29,183
Provision for warranty claims	4,955	3,873
Revision of Andrew preliminary purchase price allocation	—	9,375
Warranty claims paid	(7,400)	(8,553)

Product warranty accrual, end of period	$30,421	$33,878

Commitments and Contingencies

In 2007, a jury ruled in favor of TruePosition, Inc., finding that Andrew had willfully infringed a single TruePosition patent, and the jury awarded $45.3 million in damages to TruePosition (see Note 15 in the Notes to the Consolidated Financial Statements in the 2008 Form 10-K). On July 31, 2008, the court reduced the compensatory damages award to $18.6 million and awarded enhanced damages of $4.7 million for willful infringement. As part of certain post-trial proceedings related to an additional phase and other matters related to the project that underlies this action, the Company believes its liability for this additional phase and other matters is expected to be approximately $3.1 million, subject to the trial court’s final determination, which may or may not result in additional liability related to these issues. As a result, the liability as of March 31, 2009 was $32.4 million (including interest), which represents the Company’s best estimate of the probable liability to TruePosition. Subject to the outcome of possible additional legal actions taken by the Company and/or TruePosition, the ultimate resolution of the TruePosition litigation may be materially different than the Company’s current estimate, which does not include legal fees the Company may incur in appeals or other proceedings.

In addition to the TruePosition litigation described above, CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters, other than the TruePosition litigation, will have a material adverse effect on the Company’s financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company’s financial condition or results of operations.

As of March 31, 2009, the Company had commitments of approximately $54.1 million to purchase metals that are expected to be consumed during normal production over the balance of 2009. These commitments are at prices approximately 35% higher than market prices.

Loss Per Share

Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the applicable period.

Below is a summary of the amounts used in the basic and diluted loss per share computations for the three months ended March 31, 2009 and 2008:

	2009	2008
Net loss	$(20,522)	$(11,049)
Weighted average number of common shares outstanding	71,800	67,430
Basic and diluted loss per share	$(0.29)	$(0.16)

The calculation of diluted loss per share for the three months ended March 31, 2009 excludes the dilutive effect of 0.1 million stock options, 0.4 million restricted stock units and performance share units, and 8.9 million shares related to convertible senior subordinated debentures because they would have decreased the loss per share. The calculation of diluted loss per share for the three months ended March 31, 2008 excludes the dilutive effect of 1.1 million stock options, 0.6 million restricted stock units and performance share units, and 11.5 million shares related to convertible senior subordinated debentures because they would have decreased the loss per share. Options to purchase 2.5 million and 0.8 million shares were excluded from the computation of diluted loss per share for the three months ended March 31, 2009 and 2008, respectively, because they would have been antidilutive.

Accounting Standards Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (FASB) issued three FSPs related to fair value measurements. The first, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance on determining whether a market is inactive and whether transactions in that market are distressed. The second FSP issued, FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides guidance on how to assess whether an asset has experienced an other-than-temporary impairment and, if so, where the impairment should be recorded in the financial statements. The third FSP issued, FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, requires that disclosures currently required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be presented for interim periods as well as annual periods. These FSPs are first effective for interim periods ending after June 15, 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

2.	ACQUISITIONS

As a result of the acquisition of Andrew Corporation in December 2007, the net loss for the three months ended March 31, 2008 included pretax charges of $52.8 million related to purchase accounting inventory adjustments. Also during the first quarter of 2008, the Company sold the Satellite Communications (SatCom) product line acquired as part of the Andrew acquisition to ASC Signal Corporation (ASC). The Company received $8.5 million in cash, $2.5 million in notes receivable due April 30, 2011, a minority ownership interest in ASC and the potential for up to an additional $25.0 million of cash if certain financial targets are met over a three year period from the date of the divestiture. After transferring certain assets in the first quarter of 2009, the Company received an additional note receivable for $2.5 million also due April 30, 2011. No gain or loss was recognized on the sale of SatCom. The SatCom product line had net sales of $0.9 million and $8.6 million for the three months ended March 31, 2009 and 2008, respectively. The SatCom net sales subsequent to the divestiture relate to manufacturing transition services.

3.	BALANCE SHEET DATA

Inventories

	March 31, 2009	December 31, 2008
Raw materials	$98,146	$122,455
Work in process	94,807	111,477
Finished goods	178,818	216,378

	$371,771	$450,310

Other Current Accrued Liabilities

	March 31, 2009	December 31, 2008
Compensation and employee benefit liabilities	$54,529	$90,148
Deferred revenue	37,421	28,956
Litigation reserve	32,381	28,403
Warranty reserve	30,421	32,866
Restructuring reserve	19,979	37,695
Other	83,239	88,469

	$257,970	$306,537

As of December 31, 2008, a liability of $34.6 million for cash bonus programs was included in the compensation and employee benefit liabilities and paid during the first quarter of 2009. These programs have been suspended for 2009 by the Company’s Board of Directors and consequently no liability for discretionary bonuses is included in the comparable balance as of March 31, 2009.

4.	FINANCING

	March 31, 2009	December 31, 2008
Seven-year senior secured term loan	$1,104,827	$1,226,133
Six-year senior secured term loan	542,264	600,764
Borrowings outstanding under senior secured revolving credit facility	75,000	—
3.5% convertible senior subordinated debentures	100,000	—
1% convertible senior subordinated debentures	—	199,519
Other	13,486	15,368

	1,835,577	2,041,784
Less current portion	(12,053)	(374,498)

	$1,823,524	$1,667,286

See Note 8 in the Notes to Consolidated Financial Statements in the 2008 Form 10-K for information on the terms and conditions of the senior secured credit facilities. As of March 31, 2009, the Company had remaining availability of approximately $298.3 million under the senior secured revolving credit facility. The weighted average effective interest rate on outstanding borrowings under the above debt instruments, including the effect of the interest rate swap (see Note 6 below) and amortization of deferred financing fees, was 5.94% and 5.45% at March 31, 2009 and December 31, 2008, respectively.

In March 2009, the Company made the annual excess cash flow payment for 2008 as required under its senior secured credit facilities (see Note 8 in the Notes to Consolidated Financial Statements in the 2008 Form 10-K), reducing the seven-year senior secured term loan by $114.9 million and the six-year senior secured term loan by $56.7 million. No portion of the senior secured term loans was reflected as a current portion of long-term debt as of March 31, 2009 related to the excess cash flow payment that will be due in the first quarter of 2010. The amount that may be payable as an excess cash flow payment in 2010 cannot currently be estimated.

During the three months ended March 31, 2009, the Company also made voluntary repayments of $5.4 million on its senior secured term loans in addition to the scheduled maturity of $2.8 million. In connection with this voluntary repayment as well as the excess cash flow payment, the Company wrote off $2.1 million in deferred financing fees which are included in interest expense for the three months ended March 31, 2009.

During the three months ended March 31, 2009, the Company agreed with certain holders of its 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures into common stock. Accordingly, $24.0 million of the debentures were converted into 1.7 million shares of common stock (1.1 million related to the original conversion ratio and 0.6 million related to the inducement). As a result of the inducement, the Company recorded an $8.6 million pretax charge in other expense in the Condensed Consolidated Statement of Operations.

On March 19, 2009, the Company completed the private placement of $100 million aggregate principal amount of 3.5% convertible senior subordinated debentures due 2024, resulting in net proceeds to the Company of approximately $98 million. The net proceeds from this refinancing, together with borrowings under the Company’s senior secured revolving credit facility, were used to redeem the remaining balance of the Company’s 1% convertible senior subordinated debentures due 2024.

The 3.5% convertible senior subordinated debentures are immediately convertible by holders into shares of the Company’s common stock, par value $0.01 per share, at a rate of 99.354 shares per $1,000 principal amount, or an initial conversion price of approximately $10.065 per share. The Company may effectively induce conversion by terminating the holders’ right to convert in certain circumstances if the closing price of a share of common stock exceeds 150% of the conversion price then in effect for twenty trading days out of a thirty consecutive trading day period. Holders who convert before March 20, 2012 following the issuance of a notice of termination of conversion rights will receive, in addition to shares of common stock issued at the conversion rate then in effect, an interest make-whole payment, in cash and/or shares of common stock, at the Company’s option, equal to the present value of the unpaid interest through March 20, 2012. If a holder elects to convert its debentures in connection with certain fundamental corporate changes before March 20, 2012, the conversion rate for the debentures may be increased.

The Company is entitled to redeem the 3.5% convertible senior subordinated debentures on or after March 20, 2012, and holders may require the Company to repurchase all or a portion of their debentures on March 20, 2012, March 15, 2014 and March 15, 2019 and in the event of certain fundamental corporate changes. The Company’s existing senior secured credit facilities restrict the Company’s ability to repurchase the debentures for cash on March 20, 2012 and March 15, 2014 and in the event of certain fundamental corporate changes, unless the Company enters into an amendment to the existing senior secured credit facilities or obtains a waiver of such restriction.

5.	RESTRUCTURING CHARGES

During the three months ended March 31, 2009, the Company recorded net restructuring charges of $8.7 million, which were primarily related to facility closures and other workforce reductions. The restructuring costs incurred during the three months ended March 31, 2009 resulted from the ongoing acquisition related integration efforts and initiatives to lower the overall manufacturing, selling and administrative cost structure of the Company in response to a slowdown in demand for most major product groups. The Company’s pretax restructuring charges recognized by segment during the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
ACCG	$1,560	$—
Enterprise	1,223	(280)
Broadband	3,777	412
WNS	2,143	—

Total	$8,703	$132

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Lease Termination Costs	Equipment Relocation Costs	Total
Balance as of December 31, 2008	$31,487	$6,208	$—	$37,695
Additional charge recorded	5,468	2,779	456	8,703
Cash paid	(24,958)	(1,231)	(456)	(26,645)
Foreign exchange and other non-cash items	(219)	445	—	226

Balance as of March 31, 2009	$11,778	$8,201	$—	$19,979

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

The Company is exposed to a variety of risks related to its ongoing business operations. The primary risks that are mitigated by using derivative instruments are interest rate risk and foreign currency exchange rate risk. The Company holds an interest rate swap to manage the variability of forecasted interest payments attributable to changes in interest rates on a portion of the term loans issued under the senior secured credit facilities. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at March 31, 2009 and is expected to continue to be effective for the duration of the swap agreement, resulting in no material hedge ineffectiveness.

The Company uses a cross currency swap to hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. The designation of the cross currency swap as a fair value hedge was effective as of March 31, 2009 and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness.

The Company also uses derivative instruments such as forward exchange contracts to reduce the risk of certain foreign currency exchange rate fluctuations. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings. The balance sheet location and fair value of each of the Company’s derivatives are as follows:

		Fair Value of Asset (Liability) as of
	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	$(64,634)	$(70,619)
Cross currency swap	Other accrued liabilities	(3,437)	(3,944)

Total derivatives designated as hedging instruments		(68,071)	(74,563)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$854	$3,326
Foreign currency exchange contracts	Other accrued liabilities	(680)	(1,754)

Total derivatives not designated as hedging instruments		174	1,572

Total derivatives		$(67,897)	$(72,991)

The pretax impact of the interest rate swap on the Condensed Consolidated Financial Statements for the three months ended March 31, 2009 and 2008 is as follows:

Interest Rate Swap Designated as Cash Flow Hedge	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Net Loss (Ineffective Portion)	Gain (Loss) Recognized in Net Loss (Ineffective Portion)
Three months ended March 31, 2009	$5,828	Interest expense	$157
Three months ended March 31, 2008	(46,778)	Interest expense	(1,865)

Any gain (loss) on the cross currency swap is offset by the (loss) gain on the euro-denominated assets hedged by the swap. The following table summarizes the pretax impact of the cross currency swap on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008.

Cross Currency Swap Designated as Fair Value Hedge	Location of Gain (Loss)	Gain (Loss) Recognized in Net Loss
Three months ended March 31, 2009	Other income (expense), net	$445
Three months ended March 31, 2008	Other income (expense), net	(901)

The pretax impact of the foreign currency exchange contracts not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008 is as follows:

Foreign Currency Contracts Not Designated as Hedging Instruments	Location of Gain (Loss)	Gain (Loss) Recognized in Net Loss
Three months ended March 31, 2009	Other income (expense), net	$(3,553)
Three months ended March 31, 2008	Other income (expense), net	2,156

There were no reclassifications from accumulated other comprehensive income (loss) to earnings related to derivatives and hedging activities during the three months ended March 31, 2009 and 2008.

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) for the three months ended March 31, 2009 and 2008 consisted of the following:

	2009	2008
Accumulated net loss on derivative instruments, beginning of period	$(50,137)	$(8,849)
Gain (loss) on interest rate swap designated as a cash flow hedge, net of taxes	3,672	(29,470)
Loss on cross currency swap designated as a net investment hedge, net of taxes	—	(567)

Accumulated net loss on derivative instruments, end of period	$(46,465)	$(38,886)

During the three months ended March 31, 2009 and 2008, the income tax benefit (expense) related to the loss (gain) on the derivative financial instruments reported within other comprehensive income (loss) was $(2,156) and $17,641, respectively.

7.	FAIR VALUE MEASUREMENTS

The provisions of SFAS No. 157, Fair Value Measurements, establish a fair value hierarchy that is based on the valuation inputs used in the fair value measurements. Measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

As of January 1, 2009, the Company is required to apply SFAS No. 157 to assets and liabilities that are measured at fair value on a non-recurring basis. For the three months ended March 31, 2009, the Company did not make any non-recurring fair value measurements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 under the fair value hierarchy provisions of SFAS No. 157.

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets – Auction rate securities	$2,366	$2,366	$3,258	$3,258	Level 2
Liabilities:
Seven-year senior secured term loan	$1,104,827	$950,151	$1,226,133	$895,077	Level 2
Six-year senior secured term loan	542,264	447,368	600,764	438,558	Level 2
1% convertible debentures	—	—	199,519	196,027	Level 1
3.5% convertible debentures	100,000	124,000	—	—	Level 1
Cross currency swap	3,437	3,437	3,944	3,944	Level 2
Interest rate swap	64,634	64,634	70,619	70,619	Level 2

8.	EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$665	$861	$867	$842
Interest cost	3,143	3,612	1,586	1,509
Recognized actuarial (gain) loss	495	—	(172)	(124)
Amortization of prior service credits	(193)	(193)	23	(21)
Amortization of transition obligation	4	12	—	—
Expected return on plan assets	(2,715)	(4,100)	(131)	(126)

Net periodic benefit cost	$1,399	$192	$2,173	$2,080

The Company contributed $7.4 million to its pension plans during the three months ended March 31, 2009 and anticipates making additional contributions of up to $1.1 million to these plans during 2009. The Company contributed $1.2 million to its other postretirement benefit plans during the three months ended March 31, 2009 and anticipates making additional contributions of approximately $3.5 million to these plans during 2009.

9.	EQUITY-BASED COMPENSATION PLANS

As of March 31, 2009, $32.5 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 2.0 years. There were no significant capitalized equity-based compensation costs at March 31, 2009.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2009 (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2008	2,895	$27.55
Granted	419	$9.80	$4.74
Exercised	(2)	$11.87
Expired or forfeited	(53)	$33.07	$10.56

Outstanding at March 31, 2009	3,259	$25.18		$1,719

Expected to vest at March 31, 2009	640	$20.49		$632
Exercisable at March 31, 2009	2,605	$26.42		$1,065

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $6 and $1,339, respectively.

The exercise prices of outstanding options at March 31, 2009 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $11.36	765	7.2	$9.11	346	$8.28
11.37 to 18.00	864	3.6	$16.06	864	$16.06
18.01 to 40.00	945	5.2	$25.40	894	$25.12
40.01 to 75.48	685	5.0	$54.32	501	$59.14

$7.43 to $75.48	3,259	5.2	$25.18	2,605	$26.42

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31, 2009	March 31, 2008
Expected option term (in years)	5.0	7.0
Risk-free interest rate	1.7%	3.0%
Expected volatility	55.0%	45.0%
Expected dividend yield	0%	0%
Weighted-average exercise price (stock price at grant date)	$9.80	$41.22
Weighted-average fair value at grant date	$4.74	$20.85

Performance Share Units

The following table summarizes the performance share unit activity for the three months ended March 31, 2009 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2008	433	$36.05
Granted	218	$9.80
Vested and shares issued	(4)	$23.98
Forfeited	(4)	$36.82

Outstanding and non-vested at March 31, 2009	643	$27.23

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2009 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2008	663	$37.67
Granted	580	$9.81
Vested and shares issued	(8)	$23.98
Forfeited	(11)	$36.24

Outstanding and non-vested at March 31, 2009	1,224	$24.56

10.	SEGMENTS

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

The WNS segment consists of base station subsystems and core network products, such as power amplifiers, filters, location-based systems, network optimization analysis systems and products and solutions that extend and enhance the coverage of wireless networks, such as radio frequency (RF) repeaters and distributed antenna systems. Base station subsystems and RF products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated systems.

The following tables provide summary financial information by segment (in millions):

	As of March 31, 2009	As of December 31, 2008
Identifiable segment-related assets:
ACCG	$2,043.7	$2,188.8
Enterprise	310.3	334.3
Broadband	368.2	373.1
WNS	666.0	673.5

Total identifiable segment-related assets	3,388.2	3,569.7

Reconciliation to total assets:
Cash and cash equivalents	290.8	412.1
Deferred income tax asset	51.9	81.0

Total assets	$3,730.9	$4,062.8

The following table presents the allocation of goodwill to reportable segments (in millions):

	As of March 31, 2009	As of December 31, 2008
Goodwill allocation:
ACCG	$708.6	$708.6
Enterprise	20.9	20.9
Broadband	133.6	133.6
WNS	134.1	134.2

Total goodwill	$997.2	$997.3

The following table provides net sales and operating income (loss) by segment (in millions):

	Three Months Ended March 31,
	2009	2008
Net sales:
ACCG	$325.9	$479.0
Enterprise	144.0	211.5
Broadband	114.2	135.5
WNS	159.0	180.6
Inter-segment eliminations	(0.8)	(1.5)

Consolidated net sales	$742.3	$1,005.1

Operating income (loss):
ACCG	$(13.4)	$20.4
Enterprise	7.4	36.0
Broadband	8.6	3.3
WNS	6.4	(31.9)

Consolidated operating income	$9.0	$27.8

11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2009	2008
Cash paid during the period for:
Income taxes, net of refunds	$12,355	$12,153
Interest	26,130	39,772

Non-cash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$24,029	$76,607
Issuance of shares in lieu of cash for executive bonuses	1,078	—
Assets acquired under capital lease	—	4,530

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2009 and 2008 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies included in our 2008 Annual Report on Form 10-K.

Overview

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2008 Annual Report on Form 10-K other than the implementation of several new accounting standards that did not have a material impact on our financial statements. See Note 1 to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a list of the standards implemented for the three months ended March 31, 2009.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 WITH THE THREE MONTHS ENDED MARCH 31, 2008

	Three Months Ended March 31,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$742.3	100.0%	$1,005.1	100.0%	$(262.8)	(26.2)%
Gross profit	168.7	22.7	222.6	22.2	(53.9)	(24.2)
SG&A expense	101.2	13.6	134.2	13.4	(33.0)	(24.6)
R&D expense	29.0	3.9	36.0	3.6	(7.0)	(19.5)
Amortization of purchased intangible assets	20.8	2.8	24.6	2.4	(3.7)	(15.2)
Restructuring costs	8.7	1.2	0.1	0.0	8.6	NM
Net loss	(20.5)	(2.8)	(11.0)	(1.1)	(9.5)	NM
Loss per diluted share	(0.29)		(0.16)

NM – Not meaningful

Net sales

The decrease in net sales for the first quarter of 2009 as compared to the first quarter of 2008 is generally attributable to overall weakness in the global economy. Sales in all segments were negatively affected by the significant economic downturn and difficult business environment. Specific factors that contributed to the decline in net sales were decreased capital spending by telecommunication providers, a slowdown in commercial and residential construction and reductions in distributor and original equipment manufacturer (OEM) inventory levels. Net sales for the first quarter of 2008 included $11.3 million for the four-day period from December 28, 2007 through December 31, 2007 and are included in the ACCG and WNS segments. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The year-over-year decrease in gross profit of $53.9 million is primarily attributable to the decline in sales and the decline in production volume. The benefits from lower raw material costs were not fully realized due to the higher cost inventory that was still on hand at the beginning of the year. Gross profit for the first quarter of 2009 also includes a $3.1 million charge related to the TruePosition litigation. Gross profit for the three months ended March 31, 2008 was adversely affected by $52.8 million of purchase accounting adjustments related to inventory acquired in the Andrew acquisition. The gross profit margin for the prior year period excluding the impact of the purchase accounting adjustments was 27.4%.

As a result of conforming accounting policies between Andrew and CommScope, $6.2 million of distribution costs that were originally reflected as cost of sales have been reclassified to selling, general and administrative expense for the three months ended March 31, 2008.

The timing of an improvement in the overall economic environment remains uncertain. We expect continued volatility in the costs of certain raw materials, particularly copper, aluminum, plastics and other polymers. If raw material costs increase and we delay implementing price increases or are unable to achieve market acceptance of announced or future price increases, gross profit may be adversely affected. Price reductions in response to a significant decline in raw material costs may also have an adverse impact on gross profit.

Selling, general and administrative expense

The year-over-year decrease in selling, general and administrative (SG&A) expense of $33.0 million was primarily due to cost reduction efforts including workforce reductions, lower selling costs due to the lower net sales and the suspension of cash bonus programs. As a result of the Andrew acquisition, we incurred $2.9 million in acquisition and integration related costs during the three months ended March 31, 2008 that were included in SG&A. The increase in SG&A expense as a percentage of sales can be primarily attributed to the decreased level of net sales.

Research and development

Research and development (R&D) expense decreased by $7.0 million year over year primarily as a result of cost reduction efforts, including the suspension of cash bonus programs. R&D expense as a percentage of net sales increased to 3.9% for the three months ended March 31, 2009, compared to 3.6% for the three months ended March 31, 2008, due to the decrease in net sales. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangibles

With the acquisition of Andrew, we recorded intangible assets of $965 million. In the fourth quarter of 2008, we recognized an impairment charge of $97 million related to these intangible assets. As a result of this impairment, the amortization of purchased intangibles declined $3.7 million from $24.6 million in the first quarter of 2008 to $20.8 million in the first quarter of 2009. Of the total amortization expense for the three months ended March 31, 2009 and 2008, $3.6 million and $3.9 million, respectively, relates to patents and technologies and is included in cost of sales.

Restructuring Costs

We recognized pretax restructuring costs of $8.7 million and $0.1 million during the three months ended March 31, 2009 and 2008, respectively. The restructuring costs in the first quarter of 2009 resulted primarily from facility closures and other workforce reductions. The restructuring charges incurred in the first quarter of 2008 resulted from a $0.4 million charge related to restructuring actions at the Company’s Belgian subsidiary. This charge was partially offset by a $0.3 million gain realized on the sale of a parcel of real estate in Omaha that had been written down in a previous restructuring.

We anticipate that there will be additional restructuring charges recognized during 2009 as previously announced restructuring initiatives are completed. Additional restructuring initiatives may be determined to be necessary if business conditions do not improve.

As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally, which is carried at the lower of cost or estimated fair value. We are attempting to sell or lease this unutilized space. If additional restructuring initiatives are implemented, additional excess real estate or equipment may be identified and impairment charges, which may be material, may be incurred.

Other expense, net

Net other expense for the three months ended March 31, 2009 and 2008 includes a loss of $8.6 million and $2.8 million, respectively, on the induced conversion of our 1% convertible senior subordinated debentures. Foreign exchange losses of $1.4 million and $2.7 million are also included in net other expense for the three months ended March 31, 2009 and 2008, respectively.

Net interest expense

We incurred net interest expense of $29.1 million during the three months ended March 31, 2009 compared to $34.4 million for the three months ended March 31, 2008. This decrease is mainly the result of the reduction in outstanding debt and lower interest rates on the portion of the debt not hedged by the interest rate swap. The reduction in interest expense was partially offset by lower interest income that resulted from a lower investable balance and lower interest rates.

Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of deferred financing costs, was 5.94% as of March 31, 2009, 5.45% as of December 31, 2008 and 6.08% as of March 31, 2008.

Interest expense for the three months ended March 31, 2009 includes $2.1 million related to the write off of deferred financing costs in connection with accelerated debt payments in the first quarter. Also included in interest expense for the three months ended March 31, 2009 and 2008 is a $(0.2) million and $1.9 million (gain) loss, respectively, related to ineffectiveness on the interest rate swap entered into to fix the interest rate on a portion of the debt incurred to finance the Andrew acquisition. No material amount of additional ineffectiveness is expected over the remainder of the term of the interest rate swap.

Income taxes

Our effective income tax rate was 31.9% for the three months ended March 31, 2009 which reflects the provision of U.S. taxes on a portion of our current year foreign earnings in anticipation of repatriating cash for debt service, non-recognition of tax benefits in certain foreign jurisdictions where utilization of losses is limited and benefits from lower tax rates on the earnings of certain foreign subsidiaries. The effective tax rate for the three months ended March 31, 2008 was 17.4% which reflects the impact of purchase accounting adjustments, non-recognition of tax benefits in certain foreign jurisdictions where utilization of losses is limited and benefits from lower tax rates on the earnings of certain foreign subsidiaries.

Segment Results

	Three Months Ended March 31,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales by segment:
ACCG	$325.9	43.9%	$479.0	47.7%	$(153.1)	(32.0)%
Enterprise	144.0	19.4%	211.5	21.0%	(67.5)	(32.0)%
Broadband	114.2	15.4%	135.5	13.5%	(21.3)	(15.7)%
WNS	159.0	21.4%	180.6	18.0%	(21.6)	(12.0)%
Inter-segment eliminations	(0.8)	(0.1)%	(1.5)	(0.2)%	0.7	NM

Consolidated net sales	$742.3	100.0%	$1,005.1	100.0%	$(262.8)	(26.2)%

Total domestic sales	$359.0	48.4%	$504.4	50.2%	$(145.4)	(28.8)%
Total international sales	383.3	51.6%	500.7	49.8%	(117.4)	(23.4)%

Total worldwide sales	$742.3	100.0%	$1,005.1	100.0%	$(262.8)	(26.2)%

Operating income (loss) by segment:
ACCG	$(13.4)	(4.1)%	$20.4	4.3%	$(33.8)	(165.7)%
Enterprise	7.4	5.1%	36.0	17.0%	(28.6)	(79.4)%
Broadband	8.6	7.6%	3.3	2.5%	5.3	160.6%
WNS	6.4	4.0%	(31.9)	(17.7)%	38.3	NM

Consolidated operating income	$9.0	1.2%	$27.8	2.8%	$(18.8)	(67.6)%

NM – Not meaningful

Antenna, Cable and Cabinets Group Segment

The ACCG segment includes product offerings of primarily passive transmission devices for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas as well as secure environmental enclosures for electronic devices and equipment used by wireline and wireless providers.

The ACCG segment experienced a significant decline in sales in the Europe, Middle East and Africa (EMEA) region and the United States for the first quarter of 2009 as compared to the first quarter of 2008. These declines were marginally offset by growth in the Asia Pacific region. A significant portion of the decline in U.S. sales is attributable to lower wireline sales as carriers slowed spending on environmentally secure enclosures and reduced inventory levels. Reductions in inventories held by OEM customers also contributed to the decrease in ACCG net sales in the first quarter of 2009. Of the decrease in ACCG segment net sales for the first quarter of 2009 as compared to net sales for the comparable 2008 period, approximately 12% of the decrease is attributable to the negative impact of foreign exchange rate changes. Approximately $7.5 million was included in ACCG net sales for the three months ended March 31, 2008 for the four-day period from December 28, 2007 (the closing date for the Andrew acquisition) through December 31, 2007.

We expect demand for our ACCG products to be positively affected by wireless capacity expansion in emerging markets and growth in mobile data services in developed markets. Uncertainty in the global economy may continue to depress capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

The ACCG segment reported an operating loss of $13.4 million in the first quarter of 2009 as compared to operating income of $20.4 million in the first quarter of 2008 primarily as a result of lower sales and production volumes The benefits from lower raw material costs were not fully realized due to the higher cost inventory that was still on hand at the beginning of the year. Operating income for the first quarter of 2008 included the negative impact of $31.2 million from the step-up of inventory to its estimated fair value as a result of the acquisition of Andrew. Other factors that contributed to the decline in operating performance for ACCG in the first quarter of 2009 were higher warranty claims and restructuring charges. These higher expenses in the three months ended March 31, 2009 as compared to the comparable 2008 period were partially offset by a decrease in expense for cash bonuses as these bonus programs were suspended by our Board of Directors for 2009.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

Enterprise segment net sales decreased in all major geographic regions as the global economic recession caused a slowdown in information technology spending for the three months ended March 31, 2009 as compared to the first quarter of 2008. Distributors who sell our products to the end user also continued their efforts to lower their inventory levels throughout the first quarter of 2009, which also negatively affected our net sales.

We expect long-term demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending. The current global economic conditions, an ongoing slowdown in commercial construction activity and continued reductions in distributor inventories are expected to negatively affect demand for our products.

The decline in Enterprise segment operating income for the first quarter of 2009 as compared to the first quarter of 2008 is primarily attributable to lower sales volumes. The benefits from lower raw material costs were not fully realized due to the higher cost inventory that was still on hand at the beginning of the year. Operating income was negatively affected by a $1.5 million increase in restructuring costs for the first quarter of 2009 as compared to the first quarter of 2008. There were benefits from cost reductions in the first quarter of 2009 as compared to the comparable 2008 period, including the decrease in expense for cash bonuses as these bonus programs were suspended for 2009.

Broadband Segment

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using hybrid fiber coaxial architecture.

The decrease in net sales of Broadband products for the first quarter of 2009 primarily resulted from lower international net sales, particularly in EMEA and Central and Latin America. In addition, sales volumes to domestic cable system operators were lower in the first quarter of 2009 as compared to the first quarter of 2008. The slowdown in purchasing by these customers is largely attributable to the deterioration in general economic conditions, particularly the residential housing market.

We expect demand for Broadband products to continue to be influenced by the domestic slowdown in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue, though it may be influenced by the deterioration in global economic conditions and the tight credit markets.

The increase in Broadband segment operating income for the first quarter of 2009 largely reflects the impact of cost reductions resulting from restructuring initiatives. Operating income for the first quarter of 2008 included charges for a product warranty matter and expenses related to cash bonuses that were not included in the first quarter of 2009. These improvements in operating income were partially offset by an increase of $3.4 million in restructuring charges in the three months ended March 31, 2009 as compared to the same period in 2008.

Wireless Network Solutions Segment

The WNS segment consists of base station subsystems and core network products, such as power amplifiers, filters, location-based systems, network optimization analysis systems and products and solutions that extend and enhance the coverage of wireless networks, such as RF repeaters and distributed antenna systems. Base station subsystems and RF products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated systems.

WNS segment net sales decreased in the first quarter of 2009 compared to the March 2008 quarter primarily due to lower sales in EMEA and the U.S. as well as the divestiture of the Satellite Communications (SatCom) product line on January 31, 2008. SatCom sales in the first quarter of 2009 and 2008 were $0.9 million and $8.6 million, respectively. Although WNS segment sales declined in most major international regions, net sales in the Asia Pacific region increased in the first quarter of 2009 as compared to the same period in 2008 as a result of direct and indirect sales to wireless service providers, particularly in China. Excluding the impact of SatCom, WNS segment net sales decreased 8.1% in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to decreased sales of filters as well as the negative impact of foreign exchange rate changes. Approximately 33% of the decrease in WNS sales in the first quarter of 2009 as compared to the first quarter of 2008 resulted from the negative impact of foreign currency exchange rate changes. WNS net sales for the three months ended March 31, 2008 included approximately $3.8 million for the four-day period from December 28, 2007 through December 31, 2007.

We expect demand for our WNS products to be positively affected by the continuing expansion of wireless capacity in emerging markets as well as convergence and growth in mobile data services in developed markets. Current global economic conditions may slow capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

WNS segment operating income for the first quarter of 2009 increased $38.3 million as compared to the first quarter of 2008 due in part to the negative impact of $21.4 million of purchase accounting adjustments related to inventory included in the operating loss for the first quarter of 2008. Operating income for the first quarter of 2009 benefited from cost reductions, improved product mix, lower expenses related to the suspension of cash bonuses and recoveries of accounts receivable previously written off. WNS operating income for the first quarter of 2009 was also favorably affected by reduced SatCom losses as a result of the sale of the SatCom product line in the first quarter of 2008. These improvements were partially offset by a $3.1 million charge related to the TruePosition litigation and a $2.1 million increase in restructuring charges in the first quarter of 2009 as compared to the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	As of
	March 31, 2009	December 31, 2008	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$290.8	$412.1	$(121.3)	(29.4)%
Working capital, excluding cash and cash equivalents and current portion of long-term debt	641.8	747.1	(105.3)	(14.1)
Availability under revolving credit facility	298.3	203.3	95.0	46.7
Long-term debt, including current portion	1,835.6	2,041.8	(206.2)	(10.1)
Total capitalization (1)	2,841.8	3,050.1	(208.3)	(6.8)
Long-term debt as a percentage of total capitalization	64.6%	66.9%

(1)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

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

The decrease in cash and cash equivalents during the quarter ended March 31, 2009 was primarily driven by $179.8 million of principal payments on our senior secured term loans and $175.5 million disbursed to redeem the outstanding 1% convertible senior subordinated debentures. These decreases were partially offset by $85.4 million in net cash flow from operations, the issuance of $100 million of 3.5% convertible senior subordinated debentures and net borrowings of $75 million under our senior secured revolving credit facility.

The decrease in long-term debt was primarily the result of the principal payments made on our senior secured term loans and the conversion of $24.0 million of the 1% convertible senior subordinated debentures into common stock. The decline in total capitalization and long-term debt as a percentage of total capitalization was primarily driven by the reduction in long-term debt.

Cash Flow Overview

	Three months ended March 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Net cash provided by operating activities	$85.4	$80.2	$5.2	6.5%
Net cash used in investing activities	(13.5)	(59.5)	46.0	77.3
Net cash used in financing activities	(183.9)	(220.2)	36.3	16.5

Operating Activities

During the three months ended March 31, 2009, operating activities generated $85.4 million in cash compared to $80.2 million during the three months ended March 31, 2008. During the three months ended March 31, 2009, a net loss of $20.5 million was offset by depreciation and amortization of $50.0 million, reductions in net accounts receivable of $54.1 million and a reduction in net inventory of $73.6 million. These items were somewhat offset by a reduction of $79.8 million in accounts payable and other liabilities that included payments under annual bonus plans for 2008 and payments of restructuring costs.

We expect to continue to generate net cash from operations during 2009, primarily due to the impact of our cost reduction efforts on operating earnings and the reduction in the level of working capital excluding cash and cash equivalents and the current portion of long-term debt.

Investing Activities

Investment in property, plant and equipment during the first quarter of 2009 increased by $2.0 million year over year to $13.8 million. We currently expect total capital expenditures of $50 million to $60 million in 2009 compared to $57.8 million in 2008. The expected capital spending during 2009 is primarily for expanding and upgrading production capability in certain facilities, cost reduction efforts, software capitalization and investments in information technology.

During the three months ended March 31, 2009 and 2008, we paid $0.1 million and $58.4 million, respectively, in connection with acquisition activities, primarily the Andrew acquisition.

Financing Activities

We repaid $179.8 million of our senior secured term loans during the three months ended March 31, 2009, including $171.6 million for the annual excess cash flow payment for 2008. In connection with the negotiated conversion of $24.0 million in face value of our 1% convertible senior subordinated debentures, we issued 1.7 million shares of CommScope common stock, which is reflected as a non-cash transaction. We paid $175.5 million to redeem the remaining 1% convertible senior subordinated debentures. To finance the redemption of these debentures, we borrowed $75 million (net) under our senior secured revolving credit facility and issued $100 million of 3.5% convertible senior subordinated debentures. As of March 31, 2009, our remaining availability under the $400 million revolving credit portion of the facilities was approximately $298.3 million due to $75 million of borrowings and $26.7 million of letters of credit issued under the revolving credit facility.

On March 24, 2009, we filed a shelf registration statement for the issuance of common or preferred stock, senior or subordinated debt, convertible debt securities, warrants exercisable for any of the foregoing, or any combination thereof. This registration statement was automatically effective upon filing, pursuant to SEC rules, and no securities have been issued under this registration statement.

Future Cash Needs

We expect that our primary future cash needs will be debt service (including the annual excess cash flow payment that is required during the first quarter of each year under our senior secured term loans), funding working capital requirements, capital expenditures, paying restructuring costs, disposition of new or pending litigation and funding pension and other postretirement benefit obligations. We paid $26.6 million of restructuring costs during the three months ended March 31, 2009 and expect to pay the majority of the $20.0 million liability for restructuring costs recognized to date by the end of 2009. We made contributions of $8.6 million to our pension and other postretirement benefit plans during the three months ended March 31, 2009 and currently expect to make additional contributions of $4.6 million during the balance of 2009. As of March 31, 2009, we have a significant unfunded obligation related to pension and other postretirement benefits. We are not required to make a contribution to our U.S. pension plans under relief provided by the Worker, Retiree and Employer Recovery Act of 2008. To achieve funding levels required under the Pension Protection Act of 2006 and similar requirements outside the U.S., we may make additional contributions in 2009 and expect to make contributions in subsequent years and these contributions could be material. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.

In connection with our senior secured credit facilities, we are required to comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which we must comply at all times. As of March 31, 2009, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of March 31, 2009 were 4.44 to 1.0 and 3.27 to 1.0, respectively. Beginning with the quarter ending September 30, 2009, the minimum interest coverage ratio increases to 4.50 to 1.0 and the maximum consolidated leverage ratio decreases to 3.25 to 1.0. Beginning with the quarter ending September 30, 2010, the minimum interest coverage ratio increases further to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases further to 2.50 to 1.0. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of March 31, 2009.

If we are unable to comply with these covenants, we will be in default under our senior secured credit facilities, which could result in, among other things, the outstanding balance of our term loans becoming due and payable immediately, a material increase in the interest rate and further restrictions on our operational and financial flexibility.

We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, increase borrowings under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, outlook, revenues, earnings, margins and other financial items, restructuring plans, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal and external production capacity, competitive pricing and relative market position. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified by the use of certain terms and phrases including but not limited to “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plan,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, continued economic weakness and uncertainties, changes in cost and availability of key raw materials and our ability to recover these costs from our customers through pricing; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; the risk that our internal production capacity and that of our contract manufacturers may be insufficient to meet customer demand or quality standards for our products; the risk that customers might cancel orders placed or that orders currently placed may reduce orders in the future; continuing consolidation among our customers; competitive pricing and acceptance of our products; industry competition and the ability to retain customers through product innovation; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets; increased obligations under employee benefit plans; ability to achieve expected sales growth and earnings goals; ability to achieve expected benefits from prior or future acquisitions; costs of protecting or defending our intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws; variability in effective tax rate and ability to recover amounts recorded as value added tax receivables; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives; regulatory changes affecting us or the industries we serve; authoritative changes in generally accepted accounting principles by standard-setting bodies; political instability; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Part I – Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2008. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, our major market risk exposure relates to adverse fluctuations in interest rates, commodity prices and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to certain of these market risks. We believe our exposure associated with these market risks has not materially changed since December 31, 2008. Other than forward foreign currency exchange contracts that are short-term in nature and not subject to hedge accounting, we have not acquired any new derivative financial instruments since December 31, 2008 or terminated any derivative financial instruments that existed at that date.

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

Other than the conversion of one of our major subsidiaries to a new consolidation platform, as discussed below, there were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2009, we completed the conversion of the consolidation software used by one of our major subsidiaries to the consolidation platform used in other operations of the Company. This migration was not in response to any identified weakness or deficiency in our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in a patent infringement lawsuit with TruePosition, Inc. related to Andrew’s sale of certain mobile location products. In September of 2007, a jury ruled in favor of TruePosition and awarded $45.3 million in damages. Management believed the verdict was in error and sought to have it reversed.

After the submission of motions on the Company’s attempts to set aside the verdict and TruePosition’s request for a permanent injunction and an enhancement of the damages awarded, up to trebling the amount, the trial court reduced the compensatory judgment amount from $45.3 million to $18.6 million plus interest, and while denying the request for trebling, enhanced the reduced damage amount by 25%, bringing the total judgment to $23.25 million. The court also granted TruePosition’s motion for a permanent injunction related to the products at issue and indicated that it will enter such an injunction. The parties engaged in discovery related to the scope of the injunction and to determine what additional amounts Andrew may be liable for related to one additional phase of the customer project at issue. The Company believes its liability for this additional phase and other matters is expected to be approximately $3.1 million, subject to the trial court’s final determination, which may or may not result in additional liability related to these issues. In early April 2009, a hearing was held on these matters and the court’s ruling is anticipated in the near future. CommScope disagrees with the underlying verdict, the enhancement of damages and the entry of an injunction and continues to believe that the products at issue do not infringe TruePosition’s patent. CommScope expects to appeal the remaining portion of the underlying judgment, as well as the injunction which the court indicated it will enter.

As a result of the trial court ruling in the case and subsequent developments, our estimate of the probable loss as of March 31, 2009 was $32.4 million (including interest). The ultimate resolution of the TruePosition litigation may be materially different than our current estimate, which does not include legal fees we may incur in appeals or other proceedings. The litigation with TruePosition may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential lost opportunities.

In March 2008, TruePosition served Andrew with a complaint in a lawsuit filed in the Superior Court, New Castle County in Delaware. The suit alleges that Andrew breached certain patent license royalty obligations to TruePosition under a 2004 settlement agreement related to a prior lawsuit between the parties and alleges that Andrew owes TruePosition approximately $30 million. The Company believes it has valid defenses and will vigorously defend itself in this action.

We are either a plaintiff or a defendant in other pending legal matters in the normal course of business. Management believes none of these other legal matters, other than that discussed above, will have a material adverse effect on our business or financial condition upon their final disposition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, the Company agreed with certain holders of its 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures into common stock. Accordingly, $24.0 million of the debentures were converted into 1,714,091 shares of common stock (1,104,781 related to the original conversion ratio and 609,310 related to the inducement). The conversions were made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

On February 17, 2009, the Company issued an aggregate of 80,084 shares of common stock to Frank M. Drendel, the Company’s Chairman and Chief Executive Officer, and Jearld L. Leonhardt, the Company’s Executive Vice President and Chief Financial Officer. The shares were issued from treasury in lieu of cash payments of the executives’ Annual Incentive Plan awards in respect of fiscal year 2008. The number of shares issued to each executive was determined based upon his Annual Incentive Plan award in respect of fiscal year 2008 divided by the closing price of the Company’s common stock on February 17, 2009, rounded down to the nearest whole number of shares.

ITEM 6.	EXHIBITS

3.1	Certificate of Elimination of Series A Junior Participating Preferred Stock of CommScope, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated January 21, 2009 (File No. 1-12929)).

3.2	Amended and Restated By-Laws of CommScope, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated January 21, 2009 (File No. 1-12929)).

4.1	Indenture, dated March 19, 2009, by and between CommScope, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 20, 2009 (File No. 1-12929)).

4.2	Form of 3.50% Convertible Senior Subordinated Debentures due 2024, issued on March 19, 2009 by CommScope, Inc. (included in Exhibit 4.1) (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 20, 2009 (File No. 1-12929)).

10.1	Form of Amended and Restated Severance Protection Agreement (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 3, 2009 (File No. 1-12929)).

10.2	Form of Purchase Agreement related to the 3.50% Convertible Senior Subordinated Debentures due 2024 (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 20, 2009 (File No. 1-12929)).

10.3	CommScope, Inc. Annual Incentive Plan (as amended effective March 24, 2009) (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 25, 2009 (File No. 1-12929)).

10.4	Form of Nonqualified Stock Option Agreement under CommScope, Inc. 2006 Long Term Incentive Plan (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 25, 2009 (File No. 1-12929)).

10.5	Form of Employee Performance Share Unit Award Agreement under CommScope, Inc. 2006 Long Term Incentive Plan (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 25, 2009 (File No. 1-12929)).

10.6	Form of Employee Restricted Stock Unit Agreement under CommScope, Inc. 2006 Long Term Incentive Plan (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 25, 2009 (File No. 1-12929)).

10.7	CommScope, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective April 9, 2009.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).(1)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).(1)

(1)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE, INC.

April 28, 2009	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer signing both in his capacity as Executive Vice President on behalf of the Registrant and as Chief Financial Officer of the Registrant