Form 10-Q
period 2009-09-30
COMMSCOPE INC
filed 2009-10-27
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 22, 2009 there were 93,790,313 shares of Common Stock outstanding.

CommScope, Inc.

Form 10-Q

September 30, 2009

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited—In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$750,433	$1,062,297	$2,276,392	$3,154,768

Operating costs and expenses:
Cost of sales	505,647	760,510	1,633,748	2,314,730
Selling, general and administrative	103,197	114,082	303,353	384,880
Research and development	26,390	33,551	82,457	103,785
Amortization of purchased intangible assets	20,824	24,294	62,473	73,398
Restructuring costs	3,207	2,356	20,027	25,124

Total operating costs and expenses	659,265	934,793	2,102,058	2,901,917

Operating income	91,168	127,504	174,334	252,851
Other expense, net	(2,037)	(23)	(12,570)	(16,017)
Interest expense	(25,655)	(37,007)	(99,465)	(112,215)
Interest income	843	5,958	3,350	15,543

Income before income taxes	64,319	96,432	65,649	140,162
Income tax expense	(18,492)	(11,745)	(24,917)	(26,308)

Net income	$45,827	$84,687	$40,732	$113,854

Earnings per share:
Basic	$0.49	$1.20	$0.50	$1.64
Diluted	$0.45	$1.05	$0.47	$1.43

Weighted average shares outstanding:
Basic	93,661	70,287	82,117	69,230
Diluted	105,675	81,175	93,400	80,843

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited—In thousands, except share amounts)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$592,906	$412,111
Accounts receivable, less allowance for doubtful accounts of $18,157 and $19,307, respectively	617,163	695,820
Inventories, net	332,605	450,310
Prepaid expenses and other current assets	77,614	70,778
Deferred income taxes	70,243	81,024

Total Current Assets	1,690,531	1,710,043

Property, plant and equipment, net	427,721	468,140
Goodwill	994,692	997,257
Other intangibles, net	747,765	821,128
Other noncurrent assets	70,341	66,192

Total Assets	$3,931,050	$4,062,760

Liabilities and Stockholders’ Equity

Accounts payable	$212,399	$244,273
Other accrued liabilities	259,691	306,537
Current portion of long-term debt	9,723	374,498

Total Current Liabilities	481,813	925,308

Long-term debt	1,535,945	1,667,286
Deferred income taxes	142,736	150,357
Pension and postretirement benefit liabilities	161,251	164,075
Other noncurrent liabilities	127,568	147,376

Total Liabilities	2,449,313	3,054,402

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000;
Issued and outstanding shares: None at September 30, 2009 or December 31, 2008	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000;
Issued and outstanding shares: 93,763,464 at September 30, 2009 and 70,798,864 at December 31, 2008	1,040	811
Additional paid-in capital	1,353,841	969,976
Retained earnings	357,817	317,085
Accumulated other comprehensive income (loss)	(84,266)	(132,411)
Treasury stock, at cost: 10,232,336 shares at September 30, 2009 and 10,312,088 at December 31, 2008	(146,695)	(147,103)

Total Stockholders’ Equity	1,481,737	1,008,358

Total Liabilities and Stockholders’ Equity	$3,931,050	$4,062,760

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited—In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net income	$40,732	$113,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,554	164,921
Equity-based compensation	19,747	15,361
Non-cash interest expense on 3.50% convertible debentures	12,004	—
Loss on conversion of debt securities	8,649	2,761
Changes in assets and liabilities:
Accounts receivable	96,464	(51,684)
Inventories	127,454	64,067
Prepaid expenses and other assets	(6,520)	30,295
Accounts payable and other liabilities	(87,918)	(87,383)
Other	(2,738)	1,303

Net cash provided by operating activities	361,428	253,495

Investing Activities:
Additions to property, plant and equipment	(31,738)	(35,920)
Proceeds from disposal of property, plant and equipment	3,724	6,873
Proceeds from sale of product line	—	9,009
Cash paid for acquisitions	(694)	(60,976)
Other	4,062	(5,012)

Net cash used in investing activities	(24,646)	(86,026)

Financing Activities:
Principal payments on long-term debt	(760,858)	(329,603)
Proceeds from the issuance of long-term debt	388,125	—
Proceeds from the issuance of common stock	220,128	—
Proceeds from the issuance of shares under equity-based compensation plans	612	12,852
Tax benefit from the issuance of shares under equity-based compensation plans	240	6,227
Long-term financing costs	(12,590)	(246)
Other	(8)	589

Net cash used in financing activities	(164,351)	(310,181)

Effect of exchange rate changes on cash	8,364	(10,488)

Change in cash and cash equivalents	180,795	(153,200)
Cash and cash equivalents, beginning of period	412,111	649,451

Cash and cash equivalents, end of period	$592,906	$496,251

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited—In thousands, except share amounts)

	Nine Months Ended September 30,
	2009	2008
Number of common shares outstanding:
Balance at beginning of period	70,798,864	66,870,029
Issuance of shares for conversion of convertible debentures	12,092,790	2,878,249
Issuance of shares for stock offering	10,465,000	—
Equity-based compensation	146,926	618,822
Issuance of shares to employee benefit plan	259,884	—

Balance at end of period	93,763,464	70,367,100

Common stock:
Balance at beginning of period	$811	$770
Issuance of shares for conversion of convertible debentures	121	29
Issuance of shares for stock offering	104	—
Equity-based compensation	1	6
Issuance of shares to employee benefit plan	3	—

Balance at end of period	$1,040	$805

Additional paid-in capital:
Balance at beginning of period	$969,976	$856,452
Issuance of shares for conversion of convertible debentures	142,584	76,578
Issuance of shares for stock offering	220,024	—
Equity-based compensation	14,178	28,207
Issuance of shares to employee benefit plan	6,839	—
Tax benefit from shares issued under equity-based compensation plans	240	6,227

Balance at end of period	$1,353,841	$967,464

Retained earnings:
Balance at beginning of period	$317,085	$545,607
Net income	40,732	113,854

Balance at end of period	$357,817	$659,461

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(132,411)	$22,714
Other comprehensive income, net of tax	48,145	(49,080)

Balance at end of period	$(84,266)	$(26,366)

Treasury stock, at cost:
Balance at beginning of period	$(147,103)	$(145,535)
Equity-based compensation	408	—

Balance at end of period	$(146,695)	$(145,535)

Total stockholders’ equity	$1,481,737	$1,455,829

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Comprehensive income (loss):
Net income	$45,827	$84,687	$40,732	$113,854
Other comprehensive income, net of tax:
Foreign currency gain (loss)	20,055	(77,123)	35,735	(34,923)
Gain (loss) on derivative financial instruments	1,018	(7,601)	11,235	(12,907)
Amortization of unrecognized pension and other postretirement benefit amounts	119	(184)	350	(606)
Gain (loss) on available-for-sale investments	885	(644)	825	(644)

Total other comprehensive income (loss), net of tax	22,077	(85,552)	48,145	(49,080)

Total comprehensive income (loss)	$67,904	$(865)	$88,877	$64,774

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2009 and 2008 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 Form 10-K). There were no changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2009, other than the adoption of the following accounting standards:

•	Accounting Standards Codification (ASC) Topic 805 (formerly Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations)

•	ASC Topic 810-10-65 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements)

•

ASC Topic 820 (formerly SFAS No. 157, Fair Value Measurements, as it applies to non-financial assets and liabilities that are not required to be measured at fair value on a recurring (at least annual) basis)

•	ASC Topic 815-10-50 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133)

•	ASC Topic 350-30 (formerly FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets)

•	ASC Topic 470-20 (formerly FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement))

•

ASC Topic 820-10-65 (formerly FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly)

•	ASC Topic 320-10-65 (formerly FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments)

•	ASC Topic 825-10-65 (formerly FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments)

•	ASC Topic 855 (formerly SFAS No. 165, Subsequent Events)

•	ASC Topic 105 (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162)

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

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

Concentrations of Risk

No customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2009. Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 11% of the Company’s total net sales during both the three and nine months ended September 30, 2008. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2008.

Accounts receivable from Anixter represented approximately 11% of net accounts receivable as of September 30, 2009. No other customer accounted for 10% or more of the Company’s net accounts receivable as of September 30, 2009.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Product warranty accrual, beginning of period	$30,194	$36,242	$32,866	$29,183
Provision for warranty claims	925	2,981	10,414	12,350
Revision of Andrew purchase price allocation	—	2,101	—	16,263
Warranty claims paid	(4,165)	(9,323)	(16,326)	(25,795)

Product warranty accrual, end of period	$26,954	$32,001	$26,954	$32,001

Commitments and Contingencies

In 2007, a jury returned a verdict in favor of TruePosition, Inc., finding that Andrew Corporation had willfully infringed a single TruePosition patent, and the jury awarded $45.3 million in damages (see Note 15 in the Notes to the Consolidated Financial Statements in the 2008 Form 10-K). Subsequent rulings by the trial court reduced the damages awarded by the jury, provided for a 25% enhancement on the reduced damages, awarded certain of TruePosition’s legal costs and pre- and post-judgment interest, and, in the second quarter of 2009, awarded additional damages plus a 100% enhancement for an additional phase of the subject contract. The trial court also granted a permanent injunction against further infringing sales. CommScope disagrees with the underlying verdict, the damages awarded, the enhancement of damages and the entry of an injunction and continues to believe that the products at issue do not infringe TruePosition’s patent. CommScope has appealed the judgment, as well as the injunction the court entered. The recorded liability as of September 30, 2009 of $48.4 million represents the aggregate award by the trial court, including accrued interest, and is the Company’s best estimate of the probable liability in this case. Subject to the outcome of possible additional legal actions taken by the Company and/or TruePosition, the ultimate resolution of this litigation may be materially different than the Company’s current estimate, which does not include legal fees the Company may incur in appeals or other proceedings.

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

As of September 30, 2009, the Company had commitments of $35.8 million to purchase metals that are expected to be consumed during normal production by the first quarter of 2010. These commitments are at prices approximately equal to market prices as of September 30, 2009.

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

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

Below is a reconciliation of earnings and weighted average common shares and potential common shares outstanding for calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income for basic earnings per share	$45,827	$84,687	$40,732	$113,854
Effect of assumed conversion of convertible debt (a)	1,742	499	3,391	1,644

Income applicable to common shareholders for diluted earnings per share	$47,569	$85,186	$44,123	$115,498

Denominator:
Weighted average number of common shares outstanding for basic earnings per share	93,661	70,287	82,117	69,230
Effect of dilutive securities:
Employee stock options (b)	629	862	381	931
Restricted stock units and performance share units	930	851	683	745
Convertible debt (a)	10,455	9,175	10,219	9,937

Weighted average number of common and potential common shares outstanding for diluted earnings per share	105,675	81,175	93,400	80,843

(a)	Incremental interest expense, net of tax, and shares associated with convertible debt.
(b)	Options to purchase approximately 1.1 million common shares were excluded from the computation of diluted earnings per share for both the three and nine months ended September 30, 2009 because they would have been anti-dilutive. Options to purchase approximately 0.7 million and 0.8 million common shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, because they would have been anti-dilutive.

Income Taxes

The Company’s effective income tax rate was 28.8% and 38.0% for the three and nine months ended September 30, 2009, respectively, compared to 12.2% and 18.8% for the three and nine months ended September 30, 2008, respectively. The income tax provision for the three months ended September 30, 2009 includes benefits of $7.1 million primarily related to the completion of prior year U.S. and foreign income tax returns, the resolution of various income tax uncertainties and the settlement of various U.S. and foreign income tax audits. The income tax provision for the nine months ended September 30, 2009 includes net benefits of $4.7 million primarily related to the completion of prior year U.S. and foreign income tax returns, the resolution of certain income tax uncertainties and the settlement of various U.S. and foreign income tax audits, partially offset by the impact of non-deductible debt retirement costs.

Income before income taxes for the three and nine months ended September 30, 2008 includes $1.4 million and $26.9 million, respectively, of charges primarily related to restructuring initiatives, for which tax benefits have not been recognized. The merger of the legacy Andrew Brazilian entity into the legacy CommScope Brazilian entity resulted in the partial release of valuation allowances carried against the legacy CommScope Brazilian net operating loss carryforwards. This release provided a $5.0 million benefit to the tax provision for the three and nine months ended September 30, 2008. Also included in the income tax provision for the nine months ended September 30, 2008 is a benefit of $3.9 million related to the settlement of various U.S. and foreign income tax audits.

The effective tax rates excluding these items are higher for 2009 than the U.S. statutory rate and the comparable periods for 2008 primarily due to the provision of U.S. taxes on a substantial portion of current year foreign earnings in anticipation of repatriation. The Company’s effective tax rate for the three and nine months ended September 30, 2008 reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, partially offset by U.S. state income taxes and valuation allowances for losses in certain foreign jurisdictions for which tax benefits cannot be recognized.

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities. This update will be effective for the Company on January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009, the FASB ratified the final consensuses reached by the Emerging Issues Task Force regarding revenue arrangements with multiple deliverables and software revenue recognition. The consensus reached on arrangements with multiple deliverables addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The consensus reached on software revenue recognition will exclude products containing both software and non-software components that function together to deliver the product’s essential functionality from the scope of current revenue recognition guidance for software products. Although these consensuses are effective for the Company as of January 1, 2011, early adoption is permitted with expanded disclosures and retrospective adjustment to the beginning of the fiscal year of adoption. The Company is currently assessing the timing of adoption. The Company will adopt these standards on a prospective basis which will impact the timing of revenue recognition for all new agreements entered into or materially modified after January 1 of the year of adoption.

Subsequent Events

The Company has considered subsequent events through October 27, 2009 in preparing the financial statements and disclosures, which were issued on October 27, 2009.

2. ACQUISITIONS AND DIVESTITURES

As a result of the acquisition of Andrew Corporation in December 2007, the net income for the three and nine months ended September 30, 2008 included pretax charges of $1.8 million and $59.3 million, respectively, related to purchase accounting inventory adjustments for the step-up of the acquired inventory to its estimated fair value less costs to sell. Also during the first quarter of 2008, the Company sold the Satellite Communications (SatCom) product line acquired as part of the Andrew acquisition to ASC Signal Corporation (ASC Signal). The Company received $8.5 million in cash, $2.5 million in notes receivable due April 30, 2011, a minority ownership interest in ASC Signal and the potential for up to an additional $25.0 million of cash if certain financial targets are met over a three year period from the date of the divestiture. After transferring certain assets in the first quarter of 2009, the Company received an additional note receivable for $2.5 million also due April 30, 2011. No gain or loss was recognized on the sale of SatCom. The SatCom product line had net sales of $2.1 million and $13.7 million for the three and nine months ended September 30, 2008, respectively, as compared to net sales of zero and $0.8 million for the three and nine months ended September 30, 2009, respectively. The SatCom net sales subsequent to the divestiture relate to manufacturing transition services.

3. BALANCE SHEET DETAILS

Inventories

	September 30, 2009	December 31, 2008
Raw materials	$90,140	$122,455
Work in process	91,196	111,477
Finished goods	151,269	216,378

	$332,605	$450,310

Other Current Accrued Liabilities

	September 30, 2009	December 31, 2008
Compensation and employee benefit liabilities	$53,365	$90,148
Litigation reserve	48,360	28,403
Deferred revenue	39,466	28,956
Warranty reserve	26,954	32,866
Restructuring reserve	11,401	37,695
Other	80,145	88,469

	$259,691	$306,537

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

4. FINANCING

	September 30, 2009	December 31, 2008
Seven-year senior secured term loan due December 2014	$838,295	$1,226,133
Six-year senior secured term loan due December 2013	406,815	600,764
3.25% senior subordinated convertible notes due July 2015	287,500	—
1% convertible senior subordinated debentures due March 2024	—	199,519
Other	13,058	15,368

	1,545,668	2,041,784
Less current portion	(9,723)	(374,498)

	$1,535,945	$1,667,286

Senior Secured Credit Facilities

See Note 8 in the Notes to the Consolidated Financial Statements in the 2008 Form 10-K for information on the terms and conditions of the senior secured credit facilities.

On May 28, 2009, the Company repaid $265.3 million of the seven-year senior secured term loan and $134.7 million of the six-year senior secured term loan using a portion of the net proceeds from a common stock offering and the issuance of 3.25% senior subordinated convertible notes (see below for description). In connection with this $400 million repayment, the Company also amended its senior secured credit facilities with respect to financial covenants and other matters. The senior secured credit facilities require that the Company comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a leverage ratio, with which it must comply at all times. The May 2009 amendment to the senior secured credit facilities postponed the increase in the minimum interest coverage ratio to 4.50 to 1.0 and the decrease in the maximum leverage ratio to 3.25 to 1.0 from the quarter ending September 30, 2009 to the quarter ending September 30, 2010. The subsequent adjustment that increases the minimum interest coverage ratio to 5.00 to 1.0 and decreases the maximum leverage ratio to 2.50 to 1.0 that was previously scheduled for the quarter ending September 30, 2010 was also postponed by one year. In addition, the amendment increased the letter of credit sublimit from $85 million to $125 million; increased the limit on letters of credit for a term of more than one year from $15 million to $25 million; increased the annual limit on asset sales from $20 million to $45 million; eliminated the requirement that 75% of the proceeds from each asset sale be in the form of cash; and added a provision permitting up to $15 million of yearly asset sale proceeds to be in the form of non-cash proceeds. The Company incurred direct costs of $2.2 million in connection with this amendment that were capitalized in other noncurrent assets. As a result of the $400 million term loan repayment, the Company wrote off $5.4 million in deferred financing fees which are included in interest expense for the nine months ended September 30, 2009.

In March 2009, the Company made the annual excess cash flow payment for 2008 as required under the senior secured credit facilities (see Note 8 in the Notes to Consolidated Financial Statements in the 2008 Form 10-K), reducing the seven-year senior secured term loan by $114.9 million and the six-year senior secured term loan by $56.7 million. No portion of the senior secured term loans has been reflected as a current portion of long-term debt as of September 30, 2009 related to the excess cash flow payment that will be due in the first quarter of 2010. The amount that may be payable as an excess cash flow payment in 2010 cannot currently be reliably estimated.

During the nine months ended September 30, 2009, the Company also made mandatory payments of $2.0 million on its senior secured term loans using the proceeds from the sale of assets, in addition to voluntary repayments of $5.4 million, the scheduled maturity of $2.8 million, the excess cash flow payment and the $400 million repayment discussed above. In connection with the $5.4 million voluntary prepayment and the excess cash flow payment, the Company wrote off $2.1 million in deferred financing fees which are included in interest expense for the nine months ended September 30, 2009.

As of September 30, 2009, the Company had remaining availability of $351.9 million under the senior secured revolving credit facility. During the nine months ended September 30, 2009, the Company borrowed and subsequently repaid $85 million under the senior secured revolving credit facility.

As of September 30, 2009, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of September 30, 2009 were 4.64 to 1.0 and 3.05 to 1.0, respectively. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of September 30, 2009.

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

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

On May 29, 2009, the Company issued a conversion termination notice to the holders of $100 million aggregate principal amount of its 3.50% convertible senior subordinated debentures. In response to the conversion termination notice, all of the holders elected to convert their debentures and received, in addition to shares of common stock issued at the conversion rate, an interest make-whole payment in shares of common stock. The debentures were converted at a rate of 99.354 shares per $1,000 principal amount, resulting in the issuance of 9.935 million shares of common stock related to the original conversion ratio. The Company also issued 0.443 million shares for the interest make-whole payment. As a result of the interest make-whole payment, the Company recorded an $11.3 million charge that is included in interest expense for the nine months ended September 30, 2009. Also as a result of the conversion of these debentures into shares of common stock, the Company recorded the unamortized balance of deferred financing costs ($1.9 million) associated with the issuance of these debentures to additional paid in capital.

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

Other Matters

The following table summarizes scheduled maturities of long-term debt as of September 30, 2009 (in millions).

	Remainder of 2009	2010	2011	2012	2013	Thereafter
Scheduled maturities of long-term debt	$1.0	$11.9	$11.0	$72.3	$354.6	$1,094.9

The weighted average effective interest rate on outstanding borrowings under the above debt instruments, including the effect of the interest rate swap (see Note 6 below) and amortization of associated loan fees, was 6.44% and 5.45% at September 30, 2009 and December 31, 2008, respectively.

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

5. RESTRUCTURING COSTS

During the three and nine months ended September 30, 2009, the Company recorded net restructuring charges of $3.2 million and $20.0 million, respectively, which were primarily related to facility closures and workforce reductions. The restructuring costs incurred during the three and nine months ended September 30, 2009 resulted from the ongoing acquisition-related integration efforts and initiatives to lower the overall manufacturing, selling and administrative cost structure of the Company in response to the slowdown in demand that has been experienced in most major product groups. The Company’s pretax restructuring charges recognized by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
ACCG	$796	$—	$7,248	$—
Enterprise	571	939	3,048	1,549
Broadband	486	1,417	4,580	23,575
WNS	1,354	—	5,151	—

Total	$3,207	$2,356	$20,027	$25,124

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Lease Termination Costs	Equipment Relocation Costs	Total
Balance as of June 30, 2009	$7,827	$7,925	$—	$15,752
Additional charge recorded	1,915	1,064	228	3,207
Revision of Andrew purchase price allocation	(717)	(224)	—	(941)
Cash paid	(5,245)	(1,127)	(99)	(6,471)
Foreign exchange and other non-cash items	(83)	66	(129)	(146)

Balance as of September 30, 2009	$3,697	$7,704	$—	$11,401

Balance as of December 31, 2008	$31,487	$6,208	$—	$37,695
Additional charge recorded	14,455	4,774	798	20,027
Revision of Andrew purchase price allocation	(2,291)	(224)	—	(2,515)
Cash paid	(40,033)	(3,898)	(669)	(44,600)
Foreign exchange and other non-cash items	79	844	(129)	794

Balance as of September 30, 2009	$3,697	$7,704	$—	$11,401

Employee-related costs include the expected severance costs and related benefits, accrued over the remaining period employees are required to work in order to receive severance benefits. Lease termination costs relate to the cost of vacating leased facilities, net of anticipated sub-rental income. Equipment relocation costs relate to the costs to uninstall, pack, ship and reinstall manufacturing equipment as well as the costs to prepare the receiving facility to accommodate the equipment. The Company anticipates that there will be additional restructuring charges recognized during 2009 as previously announced restructuring initiatives are completed. Additional restructuring initiatives may be determined to be necessary if business conditions do not improve.

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

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to a variety of risks related to its ongoing business operations. The primary risks that are mitigated by using derivative instruments are interest rate risk and foreign currency exchange rate risk. The Company holds an interest rate swap to manage the variability of forecasted interest payments attributable to changes in interest rates on substantially all of the outstanding balance of the term loans issued under the senior secured credit facilities. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at September 30, 2009 and is expected to continue to be effective for the duration of the swap agreement, resulting in no material hedge ineffectiveness.

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

The Company uses a cross currency swap to hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets. The designation of the cross currency swap as a fair value hedge was effective as of September 30, 2009 and is expected to continue to be effective for the duration of the agreement, resulting in no anticipated hedge ineffectiveness. The agreement matures in December 2009.

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

		Fair Value of Asset (Liability) as of
	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	$(52,302)	$(70,619)
Cross currency swap	Other accrued liabilities	(4,423)	(3,944)

Total derivatives designated as hedging instruments		(56,725)	(74,563)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid expenses and other current assets	$526	$3,326
Foreign currency exchange contracts	Other accrued liabilities	(41)	(1,754)

Total derivatives not designated as hedging instruments		485	1,572

Total derivatives		$(56,240)	$(72,991)

As a result of principal payments made during the nine months ended September 30, 2009, the hedged debt was reduced to less than the notional amount of the interest rate swap. As a result, the Company amended its interest rate swap to reduce the notional amount for the period through December 31, 2009 by $60.5 million. In connection with this amendment, the Company reclassified $1.1 million of the loss from accumulated other comprehensive income to interest expense. The pretax impact of the interest rate swap on the Condensed Consolidated Financial Statements is as follows:

Interest Rate Swap Designated as Cash Flow Hedge	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Net Income (Loss) (Effective and Ineffective Portions)	Gain (Loss) Reclassified from Accumulated OCI to Net Income (Effective Portion)	Gain (Loss) Recognized in Net Income (Ineffective Portion)
Three months ended September 30, 2009	$1,616	Interest expense	$—	$152
Three months ended September 30, 2008	(12,065)	Interest expense	—	171
Nine months ended September 30, 2009	17,833	Interest expense	(1,125)	484
Nine months ended September 30, 2008	(19,715)	Interest expense	—	(1,493)

Any gain (loss) on the cross currency swap is offset by the (loss) gain on the euro-denominated assets hedged by the swap. The following table summarizes the pretax impact of the cross currency swap on the Condensed Consolidated Statements of Operations.

Cross Currency Swap Designated as Fair Value Hedge	Location of Gain (Loss)	Gain (Loss) Recognized in Net Income (Loss)
Three months ended September 30, 2009	Other income (expense), net	$(493)
Three months ended September 30, 2008	Other income (expense), net	1,025
Nine months ended September 30, 2009	Other income (expense), net	(667)
Nine months ended September 30, 2008	Other income (expense), net	141

The pretax impact of the foreign currency exchange contracts not designated as hedging instruments on the Condensed Consolidated Statements of Operations is as follows:

Foreign Currency Contracts Not Designated as Hedging Instruments	Location of Gain (Loss)	Gain (Loss) Recognized in Net Income (Loss)
Three months ended September 30, 2009	Other income (expense), net	$955
Three months ended September 30, 2008	Other income (expense), net	(4,208)
Nine months ended September 30, 2009	Other income (expense), net	(2,816)
Nine months ended September 30, 2008	Other income (expense), net	(1,825)

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Accumulated net loss on derivative instruments, beginning of period	$(39,920)	$(14,155)	$(50,137)	$(8,849)
Gain (loss) on interest rate swap designated as a cash flow hedge, net of taxes	1,018	(7,601)	11,235	(12,421)
Gain (loss) on cross currency swap designated as a net investment hedge, net of taxes	—	—	—	(486)

Accumulated net loss on derivative instruments, end of period	$(38,902)	$(21,756)	$(38,902)	$(21,756)

During the three months ended September 30, 2009 and 2008, the income tax expense (benefit) related to the gain or loss on the derivative financial instruments reported within other comprehensive income (loss) was $598 and $(4,464), respectively. During the nine months ended September 30, 2009 and 2008, the income tax expense (benefit) related to the gain or loss on the derivative financial instruments reported within other comprehensive income (loss) was $6,598 and $(7,580), respectively.

7. FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that is based on the valuation inputs used in the fair value measurements. Measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, auction rate securities, debt instruments, a cross currency swap contract and an interest rate swap agreement (see Note 6). For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2009 and December 31, 2008 were considered representative of their fair values due to their short terms to maturity. The fair value of the auction rate securities classified as other noncurrent assets was based on a broker quote. The fair values of the Company’s seven-year senior secured term loan, 1% convertible debentures and 3.25% convertible notes (see Note 4) were based on quoted market prices. The fair value of the Company’s six-year senior secured term loan, which is not quoted in an active market, was based on the quoted market price of the seven-year term loan. The fair value of the Company’s cross currency swap contract was based on the net present value of the difference between the expected future U.S. dollar cash flows and the expected future euro cash flows. The fair value of the Company’s interest rate swap agreement was based on the net present value of the difference between the expected future fixed rate interest payments and variable rate interest payments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis under the fair value hierarchy provisions.

	September 30, 2009		December 31, 2008		Valuation Inputs
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Auction rate securities	$—	$—	$3,258	$3,258	Level 2
Liabilities:
Seven-year senior secured term loan	$838,295	$817,866	$1,226,133	$895,077	Level 1
Six-year senior secured term loan	406,815	396,901	600,764	438,558	Level 2
1% convertible debentures	—	—	199,519	196,027	Level 1
3.25% convertible notes	287,500	376,803	—	—	Level 1
Cross currency swap	4,423	4,423	3,944	3,944	Level 2
Interest rate swap	52,302	52,302	70,619	70,619	Level 2

During the three months ended September 30, 2009, the Company received proceeds of $4.1 million from the sale of its auction rate securities. The sale resulted in a realized loss of $0.5 million that was included in other expense.

For the three and nine months ended September 30, 2009, the Company did not base the recorded value of any asset or liability on a non-recurring fair value measurement.

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

8. EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$677	$830	$867	$843
Interest cost	3,149	3,236	1,587	1,510
Recognized actuarial (gain) loss	503	—	(172)	(123)
Amortization of prior service credits	(193)	(193)	22	(23)
Amortization of transition obligation	4	13	—	—
Expected return on plan assets	(2,717)	(3,712)	(131)	(127)

Net periodic benefit cost	$1,423	$174	$2,173	$2,080

	Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$2,023	$2,563	$2,601	$2,527
Interest cost	9,573	10,468	4,761	4,528
Recognized actuarial (gain) loss	1,499	—	(517)	(371)
Amortization of prior service credits	(578)	(578)	69	(65)
Amortization of transition obligation	13	38	—	—
Expected return on plan assets	(8,260)	(11,918)	(394)	(379)

Net periodic benefit cost	$4,270	$573	$6,520	$6,240

The Company contributed approximately $6.4 million and $14.2 million to its pension plans during the three and nine months ended September 30, 2009, respectively, and anticipates making additional contributions of approximately $0.4 million to these plans during 2009. The Company contributed approximately $1.2 million and $3.5 million to its other postretirement benefit plans during the three and nine months ended September 30, 2009, respectively, and anticipates making additional contributions of approximately $1.2 million to these plans during 2009.

9. EQUITY-BASED COMPENSATION PLANS

As of September 30, 2009, $20.4 million of unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.5 years. There were no significant capitalized equity-based compensation costs at September 30, 2009.

Stock Options

The following table summarizes the stock option activity for the three and nine months ended September 30, 2009 (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at June 30, 2009	3,229	$25.21
Exercised	(25)	$12.21
Expired or forfeited	(7)	$51.65	$10.05

Outstanding at September 30, 2009	3,197	$25.25		$33,045

Expected to vest at September 30, 2009	632	$20.21		$8,204
Exercisable at September 30, 2009	2,554	$26.57		$24,616

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding and expected to vest at December 31, 2008	2,895	$27.55
Granted	419	$9.80	$4.74
Exercised	(48)	$13.04
Expired or forfeited	(69)	$35.97	$11.27

Outstanding at September 30, 2009	3,197	$25.25		$33,045

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

The total intrinsic value of options exercised during both the three and nine months ended September 30, 2009 was $0.4 million and $0.7 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $7.0 million and $16.8 million, respectively.

The exercise prices of outstanding options at September 30, 2009 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $16.00	1,099	6.0	$11.17	680	$12.01
16.01 to 29.93	1,051	3.9	$18.11	1,051	$18.11
29.94 to 42.00	644	5.6	$37.22	420	$36.20
42.01 to 75.48	403	2.0	$63.18	403	$63.18

$7.43 to $75.48	3,197	4.7	$25.25	2,554	$26.57

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
Expected option term (in years)	5.0	7.0
Risk-free interest rate	1.7%	3.0%
Expected volatility	55.0%	45.0%
Expected dividend yield	0%	0%
Exercise price (stock price at grant date)	$9.80	$41.22
Weighted-average fair value at grant date	$4.74	$20.85

Performance Share Units

The following table summarizes the performance share unit activity for the three and nine months ended September 30, 2009 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at June 30, 2009	641	$27.22
Granted	1	$26.18
Vested and shares issued	(1)	$31.23
Forfeited	(5)	$11.98

Outstanding and non-vested at September 30, 2009	636	$27.33

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2008	433	$36.05
Granted	220	$9.92
Vested and shares issued	(5)	$25.23
Forfeited	(12)	$24.69

Outstanding and non-vested at September 30, 2009	636	$27.33

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three and nine months ended September 30, 2009 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at June 30, 2009	1,204	$24.53
Granted	15	$25.63
Vested and shares issued	(8)	$44.76
Forfeited	(10)	$18.70

Outstanding and non-vested at September 30, 2009	1,201	$24.45

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2008	663	$37.67
Granted	597	$10.25
Vested and shares issued	(16)	$34.95
Forfeited	(43)	$27.41

Outstanding and non-vested at September 30, 2009	1,201	$24.45

Other

During the nine months ended September 30, 2009, the Company issued 259,884 shares of its common stock valued at $6.8 million as an employer contribution to the CommScope, Inc. Retirement Savings Plan. This issuance of shares is included as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

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

CommScope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Unaudited—In Thousands, Unless Otherwise Noted)

The following tables provide summary financial information by segment (in millions):

	September 30, 2009	December 31, 2008
Identifiable segment-related assets:
ACCG	$1,978.8	$2,188.8
Enterprise	329.0	334.3
Broadband	353.7	373.1
WNS	606.5	673.5

Total identifiable segment-related assets	3,268.0	3,569.7

Reconciliation to total assets:
Cash and cash equivalents	592.9	412.1
Deferred income tax asset	70.2	81.0

Total assets	$3,931.1	$4,062.8

The following table presents the allocation of goodwill to reportable segments (in millions):

	September 30, 2009	December 31, 2008
ACCG	$706.5	$708.6
Enterprise	20.9	20.9
Broadband	133.6	133.6
WNS	133.7	134.2

Total goodwill	$994.7	$997.3

The following table provides net sales and operating income (loss) by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales:
ACCG	$316.4	$495.0	$964.5	$1,474.2
Enterprise	177.6	236.5	485.9	691.0
Broadband	136.7	159.0	369.1	458.3
WNS	120.3	174.7	459.0	540.7
Inter-segment eliminations	(0.6)	(2.9)	(2.1)	(9.4)

Consolidated net sales	$750.4	$1,062.3	$2,276.4	$3,154.8

Operating income (loss):
ACCG	$23.0	$62.7	$24.2	$149.2
Enterprise	36.9	46.1	72.2	123.0
Broadband	32.3	13.9	68.7	8.5
WNS	(1.0)	4.8	9.2	(27.8)

Consolidated operating income	$91.2	$127.5	$174.3	$252.9

11. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2009	2008
Cash paid during the period for:
Income taxes, net of refunds	$52,403	$18,823
Interest	73,115	105,783

Non-cash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$124,029	$76,607
Issuance of shares in lieu of cash for executive bonuses	1,078	—
Assets acquired under capital lease	—	4,903

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008 is provided to increase the understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included in this document, as well as the audited consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2008 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2008 Annual Report on Form 10-K other than the adoption of several new accounting standards that did not have a material impact on our financial statements. See Note 1 to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a list of the standards implemented for the nine months ended September 30, 2009.

Goodwill

Goodwill and other intangible assets with indefinite lives are tested for impairment annually as of August 31 for the Broadband and Enterprise reporting units and as of October 1 for reporting units within the Antenna, Cable and Cabinets Group (ACCG) and Wireless Network Solutions (WNS) segments. In addition, these assets are tested for impairment on an interim basis when events occur or circumstances indicate the carrying value of these intangibles may no longer be recoverable. Goodwill is evaluated at the reporting unit level, which may be the same as a reportable segment or a level below a reportable segment. The goodwill balance as of September 30, 2009 is as follows (in millions):

Reportable Segment	Reporting Unit	Goodwill Balance
ACCG	Cable Products	$380.5
ACCG	Base Station Antennas	171.9
ACCG	Microwave Antennas	154.1
WNS	WNS Services	42.8
WNS	Power Amplifiers	26.9
WNS	Wireless Innovations Group	64.0
Broadband	Broadband	133.6
Enterprise	Enterprise	20.9

Total		$994.7

2008 Goodwill Impairment Charge

During the fourth quarter of 2008, we recorded a goodwill impairment charge of $297.3 million related to reporting units in the ACCG and WNS segments. The 2008 goodwill impairment charge by reporting unit was as follows (in millions):

Reportable Segment	Reporting Unit	2008 Goodwill Impairment Charge
ACCG	Cable Products	$37.1
ACCG	Base Station Antennas	47.1
ACCG	Microwave Antennas	18.6
WNS	WNS Services	106.0
WNS	Power Amplifiers	88.5

Total		$297.3

In performing the 2008 annual goodwill impairment testing for the ACCG and WNS segments, we used a discounted cash flow (DCF) valuation model. All of the 2008 goodwill impairment recorded for reporting units in the ACCG segment was the result of a 200 basis point increase in the discount rate as compared to the 10.5% discount rate used in the purchase price allocation performed one year earlier. Approximately 17% of the impairment charge recorded for reporting units in the WNS segment was the result of a 200 basis point increase in the discount rate as compared to the 12.0% discount rate used in the purchase price allocation performed one year earlier. The remainder of the impairment charge resulted from lower projected operating results than those used in the purchase price allocation. In developing our projected operating results as part of the 2008 impairment evaluation, we considered the global economic uncertainty and reduced our expected operating income for 2009. Projected operating results for future years were also impacted by the uncertainty that existed, though the timing of projected recoveries varied by reporting unit, based on management estimates.

Third Quarter 2009 Interim Goodwill Analysis

During the three months ended September 30, 2009, the Company’s management determined that an indication of potential goodwill impairment existed for the cable products reporting unit in the ACCG segment due to lower than planned results in the quarter and planning activities that projected lower operating results for this reporting unit for the remainder of 2009 and 2010 than had been previously forecasted. Accordingly, a “step one” impairment test was performed using a discounted cash flow valuation model. It was determined that the estimated fair value of the cable products reporting unit was approximately 3% higher than its carrying value, and thus no impairment existed as of September 30, 2009. The estimated fair value and carrying value of the cable products reporting unit increased approximately 3% and 1%, respectively, from the impairment test performed in June 2009 to the impairment test performed in September 2009.

Compared to the impairment analysis performed in June 2009, projected total revenues and revenue growth rates were lower in the September 2009 analysis for this reporting unit. The revenues used in the September 2009 analysis do not project a recovery to the levels projected in the June 2009 or the 2008 annual impairment test. Annual projected operating income margins ranged from 6.2% to 17.5% in the September 2009 analysis compared to 7.1% to 16.8% in the June 2009 analysis. The growth rates and operating income margins used in the September 2009 analysis are based on management’s current expectation of the future projections for the reporting unit. As a result of improving conditions in capital markets, we used a discount rate of 12.0% in the September 2009 analysis as compared to 12.5% used in the June 2009 and fourth quarter 2008 analyses. If the discount rate had remained 12.5% in the September 2009 analysis, the cable products unit would have failed the “step one” impairment test and a “step two” analysis would have been required.

The sensitivity of the estimated fair value and the excess (deficit) of estimated fair value as a percent of the carrying value of the cable products reporting unit as of September 30, 2009 to changes in the key assumptions, assuming all other assumptions remain constant, is as follows:

Change in Assumption	Decrease in Estimated Fair Value	Excess (Deficit) of Estimated Fair Value as a Percent of Carrying Value
Decrease of 0.5% in Compound Annual Revenue Growth Rate	3.3%	(0.4)%
Decrease of 0.5% in Annual Operating Income Margin	2.5%	0.4%
Increase of 0.5% in Discount Rate	4.0%	(1.1)%

Third Quarter 2009 Annual Goodwill Analysis

We used DCF models to perform our annual impairment analysis as of August 31, 2009 for the goodwill allocated to the Broadband and Enterprise reporting units. The fair values of the Broadband and Enterprise reporting units exceeded their carrying values by 45% and 253%, respectively. If the key assumptions used in our DCF models all deteriorated by 0.5%, the fair values of the Broadband and Enterprise segments would still exceed their carrying values by 29% and 209%, respectively.

While no impairment charges have resulted from the analyses performed in the three or nine months ended September 30, 2009, impairment charges may occur in the future in cable products or other reporting units due to changes in projected revenue growth rates, projected operating margins or estimated discount rates, among other factors. Historical or projected revenues or cash flows may not be indicative of actual future results.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

	Three Months Ended September 30,				Dollar Change	% Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except per share amounts)
Net sales	$750.4	100.0%	$1,062.3	100.0%	$(311.9)	(29.4)%
Gross profit	244.8	32.6	301.8	28.4	(57.0)	(18.9)
SG&A expense	103.2	13.8	114.1	10.7	(10.9)	(9.5)
R&D expense	26.4	3.5	33.6	3.2	(7.2)	(21.3)
Amortization of purchased intangible assets	20.8	2.8	24.3	2.3	(3.5)	(14.3)
Restructuring costs	3.2	0.4	2.4	0.2	0.8	36.1
Net income	45.8	6.1	84.7	8.0	(38.9)	(45.9)
Diluted earnings per share	0.45		1.05

	Nine Months Ended September 30,				Dollar Change	% Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except per share amounts)
Net sales	$2,276.4	100.0%	$3,154.8	100.0%	$(878.4)	(27.8)%
Gross profit	642.6	28.2	840.0	26.6	(197.4)	(23.5)
SG&A expense	303.4	13.3	384.9	12.2	(81.5)	(21.2)
R&D expense	82.5	3.6	103.8	3.3	(21.3)	(20.6)
Amortization of purchased intangible assets	62.5	2.7	73.4	2.3	(10.9)	(14.9)
Restructuring costs	20.0	0.9	25.1	0.8	(5.1)	(20.3)
Net income	40.7	1.8	113.9	3.6	(73.1)	(64.2)
Diluted earnings per share	0.47		1.43

Net sales

The decrease in net sales for the three and nine months ended September 30, 2009 as compared to the same prior year periods is generally attributable to overall weakness in the global economy. Net sales in all segments were negatively affected by the significant economic downturn and difficult business environment. Specific factors that contributed to the decline in net sales were decreased capital spending by telecommunication providers, a slowdown in commercial and residential construction and reductions in distributor inventory levels. Foreign exchange rates adversely affected sales by 1% and 2%, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Net sales of $11.3 million for the four-day period from December 28, 2007 to December 31, 2007 (the period after the closing date for the acquisition of Andrew Corporation) are included in sales for the nine months ended September 30, 2008 and are included in the ACCG and WNS segments. For further details by segment, see the section titled “Segment Results” below. We expect weakness in the global economy to continue to negatively affect 2009 sales volumes as compared to 2008 sales volumes.

Gross profit (net sales less cost of sales)

The year-over-year decrease in gross profit of $57.0 million and $197.4 million for the three and nine months ended September 30, 2009, respectively, is primarily attributable to the decline in net sales. Also contributing to the decline is the underabsorption of manufacturing overhead as production levels were lowered in response to weaker global demand. Cost reduction efforts, including facility closures, reductions in staffing and the suspension of certain discretionary bonuses helped to reduce certain manufacturing costs. Benefits from lower raw material costs were not fully realized due to the higher cost inventory that was still on hand at the beginning of the year. Gross profit for the nine months ended September 30, 2009 includes charges of $21.2 million related to the TruePosition litigation. Gross profit for the three and nine months ended September 30, 2008 was adversely affected by $1.8 million and $59.3 million, respectively, of purchase accounting adjustments related to inventory acquired in the Andrew acquisition.

As a result of conforming accounting policies between Andrew and CommScope, $5.3 million and $16.5 of distribution costs that were originally reflected as cost of sales have been reclassified to selling, general and administrative expense for the three and nine months ended September 30, 2008, respectively.

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

Selling, general and administrative expense

The year-over-year decrease in selling, general and administrative expense (SG&A) of $10.9 million and $81.5 million for the three and nine months ended September 30, 2009, respectively, was primarily due to cost reduction efforts including workforce reductions, lower selling costs due to the lower net sales and the suspension of discretionary bonus programs during 2009. Included in SG&A for the three and nine months ended September 30, 2008 was a benefit of $10.0 million related to the release of a liability resulting from the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew. Also included in SG&A for the three and nine months ended September 30, 2008 were acquisition and integration related costs of $0.4 million and $4.2 million, respectively. Although SG&A expense declined in 2009 as compared to 2008, SG&A expense as a percentage of sales increased for the quarter and the year-to-date period due to the decreased level of net sales.

Research and development

Research and development (R&D) expense decreased by $7.2 million and $21.3 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008 primarily as a result of cost reduction efforts, including the suspension of discretionary bonus programs during 2009. R&D expense as a percentage of net sales increased to 3.5% and 3.6% for the three and nine months ended September 30, 2009, respectively, as compared to 3.2% and 3.3% for the comparable 2008 three and nine month periods, respectively, due to the decrease in net sales. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangible assets

With the acquisition of Andrew, we recorded intangible assets of $965 million. In the fourth quarter of 2008, we recognized an impairment charge of $97 million related to certain of these intangible assets. As a result of this impairment, the amortization of purchased intangibles declined $3.5 million and $10.9 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Of the total amortization expense for the three and nine months ended September 30, 2009, $3.6 million and $10.8 million, respectively, relates to patents and technologies and is included in cost of sales. In the comparable prior year periods, amortization expense of $3.8 million and $11.6 million was included in cost of sales.

Restructuring Costs

We recognized pretax restructuring costs of $3.2 million and $20.0 million during the three and nine months ended September 30, 2009, respectively, compared with $2.4 million and $25.1 million during the comparable periods ended September 30, 2008, respectively. The restructuring costs in the three and nine months ended September 30, 2009 resulted primarily from facility closures and other workforce reductions in response to the decline in net sales. The restructuring charges incurred during the three and nine months ended September 30, 2008 resulted from an effort to lower the overall manufacturing cost structure of the Company following the Andrew acquisition.

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

Other expense, net

Foreign exchange losses of $1.6 million and $4.6 million are included in net other expense for the three and nine months ended September 30, 2009, respectively, compared to gains (losses) of $0.2 million and $(11.6) million for the comparable periods ended September 30, 2008, respectively. Realized losses of $0.5 million on the sale of auction rate securities are also included in net other expense for the three and nine months ended September 30, 2009. Net other expense for the nine months ended September 30, 2009 and 2008 includes losses of $8.6 million and $2.8 million, respectively, on the induced conversion of our 1% convertible senior subordinated debentures.

Net interest income (expense)

We incurred net interest expense of $24.8 million and $96.1 million during the three and nine months ended September 30, 2009, respectively, compared to net interest expense of $31.0 million and $96.7 million for the three and nine months ended September 30, 2008, respectively. During the nine months ended September 30, 2009, interest expense includes an $11.3 million charge for the interest make-whole payment related to the conversion of the 3.50% convertible debentures. Interest expense for the nine months ended September 30, 2009 also includes $7.5 million related to the write off of deferred financing costs in connection with accelerated debt payments. These increases in interest expense are partially offset by a reduction in interest expense resulting from lower outstanding debt balances in 2009 as compared to 2008. Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of deferred financing costs, was 6.44% as of September 30, 2009, 5.45% as of December 31, 2008 and 6.25% as of September 30, 2008.

Income taxes

Our effective income tax rate was 28.8% and 38.0% for the three and nine months ended September 30, 2009, respectively, compared to 12.2% and 18.8% for the three and nine months ended September 30, 2008, respectively. The income tax provision for the three and nine months ended September 30, 2009 includes benefits of $7.1 million primarily related to the completion of prior year U.S. and foreign income tax returns, the resolution of various income tax uncertainties and the settlement of various U.S. and foreign income tax audits. The income tax provision for the nine months ended September 30, 2009 includes net benefits of $4.7 million primarily related to the completion of prior year U.S. and foreign income tax returns, the resolution of certain income tax uncertainties and the settlement of various U.S. and foreign income tax audits, partially offset by the impact of non-deductible debt retirement costs. The effective rate excluding the impact of these items was 39.8% and 45.0% for the three and nine months ended September 30, 2009, respectively.

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

The adjusted tax rates for 2009 are higher than the U.S. statutory rate and the adjusted tax rates for the comparable periods for 2008 primarily due to the provision of U.S. taxes on a substantial portion of our current year foreign earnings in anticipation of repatriation. Our effective tax rate for the three and nine months ended September 30, 2008 reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%, partially offset by U.S. state income taxes and valuation allowances for losses in certain foreign jurisdictions for which tax benefits cannot be recognized.

Segment Results

	Three Months Ended September 30,				Dollar Change	% Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except per share amounts)
Net sales by segment:
ACCG	$316.4	42.2%	$495.0	46.6%	$(178.6)	(36.1)%
Enterprise	177.6	23.7%	236.5	22.3%	(58.9)	(24.9)%
Broadband	136.7	18.2%	159.0	15.0%	(22.3)	(14.0)%
WNS	120.3	16.0%	174.7	16.4%	(54.4)	(31.1)%
Inter-segment eliminations	(0.6)	(0.1)%	(2.9)	(0.3)%	2.3	NM

Consolidated net sales	$750.4	100.0%	$1,062.3	100.0%	$(311.9)	(29.4)%

Total domestic sales	$401.8	53.5%	$493.8	46.5%	$(92.0)	(18.6)%
Total international sales	348.6	46.5%	568.5	53.5%	(219.9)	(38.7)%

Total worldwide sales	$750.4	100.0%	$1,062.3	100.0%	$(311.9)	(29.4)%

Operating income (loss) by segment:
ACCG	$23.0	7.3%	$62.7	12.7%	$(39.7)	(63.3)%
Enterprise	36.9	20.7%	46.1	19.5%	(9.2)	(20.0)%
Broadband	32.3	23.7%	13.9	8.7%	18.4	132.4
WNS	(1.0)	(0.8)%	4.8	2.7%	(5.8)	(120.8)

Consolidated operating income	$91.2	12.1%	$127.5	12.0%	$(36.3)	(28.5)%

NM – Not meaningful

	Nine Months Ended September 30,				Dollar Change	% Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except per share amounts)
Net sales by segment:
ACCG	$964.5	42.4%	$1,474.2	46.7%	$(509.7)	(34.6)%
Enterprise	485.9	21.3%	691.0	21.9%	(205.1)	(29.7)%
Broadband	369.1	16.2%	458.3	14.5%	(89.2)	(19.5)%
WNS	459.0	20.2%	540.7	17.1%	(81.7)	(15.1)%
Inter-segment eliminations	(2.1)	(0.1)%	(9.4)	(0.2)%	7.3	NM

Consolidated net sales	$2,276.4	100.0%	$3,154.8	100.0%	$(878.4)	(27.8)%

Total domestic sales	$1,179.0	51.8%	$1,500.9	47.6%	$(321.9)	(21.4)%
Total international sales	1,097.4	48.2%	1,653.9	52.4%	(556.5)	(33.6)%

Total worldwide sales	$2,276.4	100.0%	$3,154.8	100.0%	$(878.4)	(27.8)%

Operating income (loss) by segment:
ACCG	$24.2	2.5%	$149.2	10.1%	$(125.0)	(83.8)%
Enterprise	72.2	14.8%	123.0	17.8%	(50.8)	(41.3)%
Broadband	68.7	18.6%	8.5	1.9%	60.2	708.2
WNS	9.2	2.0%	(27.8)	(5.1)%	37.0	NM

Consolidated operating income	$174.3	7.7%	$252.9	8.0%	$(78.6)	(31.1)%

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

The ACCG segment experienced a significant decline in sales in all major geographic regions with particular weakness in the Europe, Middle East and Africa (EMEA) region and the United States for the three and nine months ended September 30, 2009 as compared to the comparable 2008 periods. The majority of the decrease in ACCG net sales for the three and nine months ended September 30, 2009 is due to a decline in sales of cable and microwave antenna products. Foreign exchange rates adversely affected sales by 1% and 3%, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Approximately $7.5 million was included in ACCG net sales for the nine months ended September 30, 2008 for the four-day period from December 28, 2007 through December 31, 2007 (the period after the closing date for the Andrew acquisition).

We expect long-term demand for our ACCG products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services in developed markets. Uncertainty in the global economy may continue to depress capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

The decline in ACCG segment operating income for the three and nine months ended September 30, 2009 as compared to the comparable 2008 periods is primarily the result of lower sales. Also contributing to the decline is the underabsorption of manufacturing overhead as production levels were lowered in response to weaker global demand. Cost reduction efforts, including facility closures, reductions in staffing and the suspension of certain bonuses helped to reduce certain manufacturing costs. Benefits from lower raw material costs were not fully realized due to the higher cost inventory that was still on hand at the beginning of the year and unfavorable raw materials purchase commitments. Operating income for the nine months ended September 30, 2008 included the negative impact of $31.7 million from the step-up of inventory to its estimated fair value as a result of the acquisition of Andrew. ACCG segment operating income for the three and nine months ended September 30, 2008, included a benefit of $3.3 million related to the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew. Also contributing to the decline in operating performance for ACCG compared to the three and nine months ended September 30, 2008 were higher restructuring charges. For the three and nine months ended September 30, 2009, restructuring charges increased $0.8 million and $7.2 million, respectively, as compared to the same periods in 2008.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

Enterprise segment net sales decreased in all major geographic regions, particularly in EMEA and the United States, as the global economic recession caused a slowdown in information technology spending for the three and nine months ended September 30, 2009 as compared to the comparable 2008 periods. Distributors who sell our products to the end user continued their efforts to lower their inventory levels throughout 2009, which also negatively affected our net sales.

We expect long-term demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and affected by global information technology spending. The current global economic conditions and an ongoing slowdown in commercial construction activity are expected to continue to negatively affect demand for our products.

The decline in Enterprise segment operating income for the three and nine months ended September 30, 2009 as compared to the comparable 2008 periods is primarily attributable to lower sales volumes. Also contributing to the decline is the underabsorption of manufacturing overhead as production levels were lowered in response to weaker global demand. Cost reduction efforts, including plant closures, reductions in staffing and the suspension of certain bonuses helped to reduce certain manufacturing costs. Benefits from lower raw material costs were not fully realized due to the higher cost inventory that was still on hand at the beginning of the year. Operating income for the Enterprise segment included a benefit of $2.5 million for the three and nine months ended September 30, 2008 related to the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew.

Broadband Segment

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using hybrid fiber coaxial architecture.

The decrease in net sales of Broadband products for the three and nine months ended September 30, 2009 primarily resulted from lower international net sales, particularly in EMEA and Central and Latin America (CALA). Although sales to domestic cable system operators were lower in the three and nine months ended September 30, 2009 as compared to same periods in 2008, the government-mandated conversion from analog to digital television signals in June 2009 provided a benefit to sales of certain Broadband segment products. The slowdown in purchasing by these customers is largely attributable to the deterioration in general economic conditions, particularly the residential housing market.

We expect demand for Broadband products to continue to be influenced by the domestic slowdown in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue, though it may be influenced by the deterioration in global economic conditions and the tight credit markets.

The increase in Broadband segment operating income for the three and nine months ended September 30, 2009 reflects a reduction in restructuring charges, the impact of cost reductions resulting from restructuring initiatives, the benefit from the suspension of bonus programs in 2009, an increase in pricing for certain products during the second half of 2008, the benefits of lower costs for certain raw materials and lower warranty charges. Operating income for the three and nine months ended September 30, 2009 included restructuring charges of $0.5 million and $4.6 million, respectively, as compared to $1.4 million and $23.6 million for the three and nine months ended September 30, 2008. Warranty charges for the Broadband segment for the three and nine months ended September 30, 2009 were lower than the same periods in 2008 by $1.0 million and $5.0 million, respectively, reflecting the resolution of a warranty matter related to a defective product. Broadband segment operating income for the three and nine months ended September 30, 2008 included a $4.2 million benefit related to the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew.

Wireless Network Solutions Segment

The WNS segment consists of base station subsystems and core network products, such as power amplifiers, filters, location-based systems, network optimization analysis systems and products and solutions that extend and enhance the coverage of wireless networks, such as radio frequency repeaters and distributed antenna systems. Base station subsystems and radio frequency products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated systems.

WNS segment net sales decreased in all major geographic regions for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Foreign exchange rates adversely affected sales by 2% and 3%, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Also contributing to the decline in net sales from 2008 to 2009 is the divestiture in January 2008 of the SatCom product line, which had net sales of $2.1 million and $13.7 million, respectively, for the three and nine months ended September 30, 2008 as compared to zero and $0.8 million, respectively, in the same periods of 2009. Net sales of approximately $3.8 million were included in WNS net sales for the nine months ended September 30, 2008 for the four-day period from December 28, 2007 through December 31, 2007 (the period after the closing date for the Andrew acquisition).

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

WNS segment operating income decreased $5.8 million for the three months September 30, 2009 as compared to same period in 2008 primarily due to lower sales mainly as a result of the global economic slowdown. WNS segment operating income increased $37.0 million for the nine months September 30, 2009 as compared to same period in 2008 due in part to the negative impact of $27.6 million of purchase accounting adjustments related to inventory included in the operating loss for the nine months ended September 30, 2008. Operating income for the nine months ended September 30, 2009 benefited from cost reductions, improved product mix, lower expenses related to the suspension of discretionary bonuses and recoveries of accounts receivable that had been previously written off. Offsetting these improvements were charges related to the TruePosition litigation of $21.2 million during the nine months ended September 30, 2009. Restructuring charges increased by $1.3 million and $5.2 million in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	As of		Dollar Change	% Change
	September 30, 2009	December 31, 2008
	(dollars in millions)
Cash and cash equivalents	$592.9	$412.1	$180.8	43.9%
Working capital, excluding cash and cash equivalents and current portion of long-term debt	625.5	747.1	(121.6)	(16.3)
Availability under revolving credit facility	351.9	203.3	148.6	73.1
Long-term debt, including current portion	1,545.7	2,041.8	(496.1)	(24.3)
Total capitalization (1)	3,027.4	3,050.1	(22.7)	(0.7)
Long-term debt as a percentage of total capitalization	51.1%	66.9%

(1)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

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

Of the increase in cash and cash equivalents during the nine months ended September 30, 2009, $361.4 million was provided by operating activities, primarily resulting from income from operations and the reduction of working capital, excluding cash and cash equivalents and the current portion of long-term debt. Also contributing to the increase in cash and cash equivalents during the first half of 2009 was the issuance of $387.5 million of convertible debentures and notes and net proceeds of $220.1 million from the issuance of common stock. These increases were partially offset by principal payments of $581.8 million on our senior secured term loans and $175.5 million disbursed to redeem the outstanding 1% convertible senior subordinated debentures.

The decrease in long-term debt was primarily the result of the principal payments made on our senior secured term loans, redemption of the outstanding 1% convertible senior subordinated debentures and the conversion of $124.0 million of 1% and 3.5% convertible senior subordinated debentures into common stock. These decreases in long-term debt were partially offset by the issuance of $287.5 million of 3.25% senior subordinated convertible notes and $100.0 million of 3.5% convertible senior subordinated debentures. The decline in total capitalization was driven by the repayment of long-term debt, which was partially offset by the issuance of common stock.

Cash Flow Overview

	Nine Months Ended September 30,		Dollar Change	% Change
	2009	2008
	(dollars in millions)
Net cash provided by operating activities	$361.4	$253.5	$107.9	42.6%
Net cash used in investing activities	(24.6)	(86.0)	61.4	(71.4)
Net cash used in financing activities	(164.4)	(310.2)	145.8	(47.0)

Operating Activities

During the nine months ended September 30, 2009, operating activities generated $361.4 million in cash compared to $253.5 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, net income of $40.7 million, depreciation and amortization of $153.6 million, a reduction in net inventory of $127.5 million and a reduction in net accounts receivable of $96.5 million were partially offset by a reduction of $90.4 million in accounts payable and other liabilities that included payments under annual bonus plans for 2008 and payments of restructuring costs.

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

Investing Activities

Investment in property, plant and equipment during the nine months ended September 30, 2009 decreased by $4.2 million year over year to $31.7 million. We currently expect total capital expenditures of $45 million to $50 million in 2009 compared to $57.8 million in 2008. The expected capital spending during 2009 is primarily for expanding and upgrading production capability in certain facilities, cost reduction efforts, software capitalization and investments in information technology.

During the nine months ended September 30, 2009, we received proceeds of $4.1 million from the sale of our auction rate securities.

During the nine months ended September 30, 2008, we paid $61.0 million in connection with acquisition activities, primarily related to substantially completing the Andrew acquisition.

Financing Activities

During the nine months ended September 30, 2009, we completed two senior subordinated convertible debt issuances and a common stock offering of 10.5 million shares of CommScope common stock. In March 2009, we issued $100 million of 3.50% convertible senior subordinated debentures and in May 2009, we issued $287.5 million of 3.25% senior subordinated convertible notes. During the nine months ended September 30, 2009, we paid $175.5 million to redeem the remaining 1% convertible senior subordinated debentures. We also repaid $581.8 million of our senior secured term loans during the nine months ended September 30, 2009, including $171.6 million for the annual excess cash flow payment for 2008.

Also during the nine months ended September, 2009, we issued 1.7 million shares of CommScope common stock in connection with the negotiated conversion of $24.0 million in face value of our 1% convertible senior subordinated debentures. In June 2009, the 3.50% convertible senior subordinated debentures were converted into 10.4 million shares of CommScope common stock (9.935 million shares related to the original conversion ratio and 0.443 million shares for the interest make-whole payment). Both of these conversions are reflected as non-cash transactions.

As of September 30, 2009, our remaining availability under the $400 million revolving credit portion of the senior secured credit facilities was $351.9 million, reflecting letters of credit issued and compliance with the leverage ratio under the terms of the senior secured credit facilities.

Future Cash Needs

We expect that our primary future cash needs will be debt service (including the annual excess cash flow payment that is required during the first quarter of each year under our senior secured term loans), funding working capital requirements, capital expenditures, paying restructuring costs, disposition of new or pending litigation and funding pension and other postretirement benefit obligations. We made contributions of $17.7 million to our pension and other postretirement benefit plans during the nine months ended September 30, 2009 and currently expect to make additional contributions of $1.6 million during the balance of 2009. As of September 30, 2009, our Condensed Consolidated Balance Sheet reflects a significant unfunded obligation related to pension and other postretirement benefits. To achieve funding levels required under the Pension Protection Act of 2006 and similar requirements outside the U.S., we expect to make contributions in future years and these contributions could be material. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations. We may also pursue selected strategic acquisition opportunities.

In connection with our senior secured credit facilities, we are required to comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which we must comply at all times. As of September 30, 2009, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of September 30, 2009 were 4.64 to 1.0 and 3.05 to 1.0, respectively. Beginning with the quarter ending September 30, 2010, the minimum interest coverage ratio increases to 4.50 to 1.0 and the maximum consolidated leverage ratio decreases to 3.25 to 1.0. Beginning with the quarter ending September 30, 2011, the minimum interest coverage ratio increases further to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases further to 2.50 to 1.0. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of September 30, 2009.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2009 (in millions):

		Amount of Payments Due per Period
Contractual Obligations	Total Payments Due	Remainder of 2009	2010-2011	2012-2013	Thereafter
Long-term debt, including current maturities(a)	$1,545.7	$1.0	$22.9	$426.9	$1,094.9
Interest on long-term debt(a)(b)	277.2	22.8	139.9	78.1	36.4
Operating leases	138.6	8.0	44.4	27.9	58.3
Purchase obligations(c)	35.8	35.0	0.8	—	—
Pension and other postretirement benefit liabilities(d)	55.0	1.6	10.4	10.9	32.1
Foreign currency derivative(e)	4.5	4.5	—	—	—
Unrecognized tax benefits(f)	—	—	—	—	—

Total contractual obligations	$2,056.8	$72.9	$218.4	$543.8	$1,221.7

(a)	No prepayment (including the excess cash flow payment due in the first quarter of 2010) or redemption of any of our long-term debt balances has been assumed. Refer to Note 8 in the 2008 Form 10-K for information regarding the terms of our long-term debt agreements.
(b)	Interest on long-term debt includes the estimated impact of our interest rate swap. Interest on the variable rate portion of long-term debt is estimated based upon rates in effect as of September 30, 2009.
(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected payments under the postretirement benefit plans through 2018 (see Note 11 in the 2008 Form 10-K). Although there is no contractual obligation to make pension contributions, expected contributions of $0.4 million for the remainder of 2009 have been reflected above.
(e)	Estimated payments are based on foreign exchange rates in effect as of September 30, 2009.
(f)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $68.5 million has been excluded from the presentation. No payments are expected in the balance of 2009 that result from the settlement of liabilities arising from uncertain tax positions (see Note 12 in the 2008 Form 10-K).

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, continued global economic weakness and uncertainties and disruption in the credit and financial markets; changes in cost and availability of key raw materials and the potential effect on customer pricing; the challenges of achieving anticipated cost-reduction synergies; delays or challenges related to removing, transporting or reinstalling equipment; the ability to retain qualified employees; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; competitive pricing and acceptance of products; industry competition and the ability to retain customers through product innovation; concentration of sales among a limited number of customers or distributors; customer bankruptcy; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; the risk that customers might cancel orders placed or that orders currently placed may affect order levels in the future; continuing consolidation among customers; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions;

possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; significant international operations and the impact of variability in foreign exchange rates; ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; substantial indebtedness and maintaining compliance with debt covenants; capital structure changes; tax rate variability and ability to recover amounts recorded as value added tax receivables; changes in tax laws or regulations; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives; realignment of global manufacturing capacity; cost of protecting or defending intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws; fluctuations in interest rates; the ability to achieve expected sales growth and earnings goals; the outcome of pending litigations and proceedings; authoritative changes in generally accepted accounting principles by standard-setting bodies; political instability; and regulatory changes affecting us or the industries we serve. These and other factors are discussed in greater detail in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2008. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we do not intend, and are not undertaking any duty or obligation, to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. We may utilize derivative financial instruments, among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The table below summarizes the combined interest and principal payments associated with our variable rate term loans and the interest rate swap. The principal payments presented below are based on the current scheduled maturities. The interest payments presented below assume the interest rate in effect as of September 30, 2009 and include the impact of the interest rate swap, which serves to fix a portion of the interest payments on our variable rate debt. The projected future payments on the interest rate swap reflected in the table below are based on the forward interest rate curve in effect as of September 30, 2009. Settlement of the fair value of this hedging instrument as of September 30, 2009 would have resulted in a loss of approximately $33.0 million, net of tax. The unrealized loss on this cash flow hedge is included in accumulated other comprehensive income (loss). The impact of a 1% increase in interest rates on projected future interest payments related to the unhedged portions of the term loans is also included in the table below.

	For the balance of 2009	For the year ended December 31,				There- after	Total
		2010	2011	2012	2013
	(dollars in millions)
Principal and interest payments on variable rate term loans	$21.5	$84.2	$59.9	$104.7	$381.6	$829.8	$1,481.7
Average interest rate	6.5%	5.8%	3.9%	2.7%	2.7%	2.8%
Interest rate swap payments	12.2	32.9	7.6	—	—	—	52.7
Impact of a 1% increase in interest rates	0.2	2.5	8.4	12.0	9.8	8.1	41.0

We also have $287.5 million aggregate principal amount of fixed rate convertible notes outstanding. The fair value of these notes is subject to fluctuations as our stock price and interest rates change. The table below summarizes our expected interest and principal payments related to our fixed rate debt as well as the fair value of these instruments at September 30, 2009. We also assume in the table below that our 3.25% convertible notes will not be redeemed until their scheduled maturity in 2015, although the noteholders have an option to require us to repurchase them before their scheduled maturity under certain circumstances. The fair value of our 3.25% convertible notes is based on quoted market prices.

	For the balance of 2009	For the year ended December 31,				There- After	Total	Fair Value
		2010	2011	2012	2013
	(dollars in millions)
Principal and interest payments on fixed rate debt	$2.3	$9.3	$9.3	$9.3	$9.3	$301.7	$341.2	$376.8
Average interest rate	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%

Foreign Currency Risk

Approximately 47% and 48% of our net sales for the three and nine months ended September 30, 2009, respectively, were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to buy in their local currency. Conversely, significant increases in the value of currencies as compared to the U.S. dollar could adversely affect profitability as certain raw material or production costs may increase relative to a U.S. dollar-denominated sales price. The foreign currencies to which we have the greatest exposure include the euro, Chinese yuan, Brazilian real and the Indian rupee. We continue to evaluate alternatives to help us reasonably manage the market risk related to foreign currency exposures.

As of September 30, 2009, we held a cross currency rate and forward foreign exchange swap agreement, which hedges a portion of our euro-denominated asset exposure. Under the swap agreement, we receive 4.0% interest in U.S. dollars and pay 4.5% interest in Euros. The notional amount of the agreement is $7.0 million, the expected cash payments for the remainder of 2009 are $4.5 million and the fair value as of September 30, 2009 was $4.4 million. The agreement matures in December 2009.

We also use derivative instruments such as forward exchange contracts to manage the risk of certain foreign currency fluctuations. These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of September 30, 2009 or 2008.

Commodity Price Risk

Materials, such as copper tape, rods and wires, fabricated aluminum, steel, plastics and other polymers, bimetals and optical fiber, account for a large portion of our cost of sales. These materials are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. As of September 30, 2009, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks. However, in response to volatility in the commodity markets, we have entered into forward purchase commitments for certain metals to be used in the normal course of business. As of September 30, 2009, we were obligated to purchase $35.8 million of metals under take-or-pay contracts through the first quarter of 2010 that we expect to take and consume in the normal course of operations. Most of these commitments were at prices approximately equal to market prices as of September 30, 2009.

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

Other than the migration of one of our significant international subsidiaries to a different enterprise resource planning (ERP) system, as discussed below, there were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended September 30, 2009, we completed the migration of the ERP system used by a significant international subsidiary to an ERP system used in other operations of the Company. This migration was not in response to any identified weakness or deficiency in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in patent infringement litigation with TruePosition, Inc. related to Andrew’s sale of certain mobile location products. In September of 2007, a jury returned a verdict in favor of TruePosition and awarded $45.3 million in damages. Management believed the verdict was in error and sought to have it reversed.

The trial court has subsequently reduced the damages awarded by the jury, provided for a 25% enhancement on the reduced damages, awarded certain of TruePosition’s legal costs and pre- and post-judgment interest, and, in the second quarter of 2009, awarded additional damages plus a 100% enhancement for an additional phase of the subject contract. The aggregate award by the trial court, including accrued interest, was $48.4 million as of September 30, 2009. The trial court also granted a permanent injunction against further infringing sales. CommScope disagrees with the underlying verdict, the damages awarded, the enhancement of damages and the entry of an injunction and continues to believe that the products at issue do not infringe TruePosition’s patent. A notice of appeal was filed with the U.S. Court of Appeals for the Federal Circuit on July 9, 2009 challenging the judgment and the injunction entered by the trial court.

As a result of the trial court rulings in the case, our estimate of the probable loss as of September 30, 2009 was $48.4 million (including interest). The ultimate resolution of this litigation may be materially different than our current estimate, which does not include legal fees we may incur in appeals or other proceedings. This litigation may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential lost opportunities.

In September 2009, Andrew filed a complaint in the U.S. District Court for the District of Delaware seeking a declaratory judgment that its new multiple range estimation location (MREL) system for locating mobile devices does not infringe an existing U.S. patent held by TruePosition, Inc. The same patent was the subject of previous litigation between the two companies, including the judgment now under appeal, as described above. The parties have sought expedited treatment of this matter in order to obtain a prompt clarification of their respective rights.

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

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).(1)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).(1)

(1)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE, INC.

October 27, 2009	/S/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer signing both in his capacity as Executive Vice President on behalf of the Registrant and as Chief Financial Officer of the Registrant