Form 10-K
period 2009-12-31
COMMSCOPE INC
filed 2010-02-22
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-12929

CommScope, Inc.

(Exact name of registrant as specified in its charter)

Delaware		36-4135495
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1100 CommScope Place, SE Hickory, North Carolina	28602 (Zip Code)	(828) 324-2200 (Telephone number)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $2.43 billion as of June 30, 2009 (based on the $26.26 closing price on the New York Stock Exchange on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded.

As of February 11, 2010 there were 94,271,206 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are

incorporated by reference in Part III hereof.

i

PART I

Unless the context otherwise requires, references to “CommScope, Inc.,” “CommScope,” “we,” “us,” or “our” are to CommScope, Inc. and its direct and indirect subsidiaries on a consolidated basis.

This Form 10-K includes “Forward-Looking Statements” within the meaning of the Securities Exchange Act of 1934, as amended, the Private Securities Litigation Reform Act of 1995 and related laws. These forward-looking statements are identified by the use of certain terms and phrases including but not limited to “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Item 1A of this Form 10-K sets forth more detailed information about the factors that may cause our actual results to differ, perhaps materially, from the views stated in such forward-looking statements. We are not undertaking any duty or obligation to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

ITEM 1.	BUSINESS

General

CommScope, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a world leader in infrastructure solutions for communication networks. Through our Andrew SolutionsTM brand, we are a global leader in radio frequency subsystem solutions for wireless networks. Through our SYSTIMAX® and Uniprise® brands, we are also a world leader in network infrastructure solutions, delivering a complete end-to-end physical layer solution, including cables and connectivity, enclosures, intelligent software, in-building wireless and network design services, for business enterprise applications and data centers. We are also the premier manufacturer of coaxial cable for broadband cable television networks globally and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL), fiber-to-the-node (FTTN) and wireless applications. Backed by strong research and development, CommScope combines technical expertise and proprietary technology with global manufacturing capability to provide customers with infrastructure solutions for evolving global communications networks in more than 100 countries around the world.

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

For the year ended December 31, 2009, our revenues were $3.0 billion and our net income was $78 million, both of which reflect the global economic downturn experienced during 2009. Our operating performance is typically weaker during the first and fourth quarters and stronger during the second and third quarters. For further discussion of our current and prior year financial results, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

Our business strategy focuses on enhancing internal growth and operational efficiency from our existing businesses. We intend to enhance revenue by developing proprietary products and building upon our worldwide facilities and presence as well as our extensive global network of distributors, system integrators and value-added resellers. We consider opportunities for acquisitions, joint ventures or other investments that are a complementary strategic fit with our existing business. We also review our product portfolio and consider selectively divesting non-core or underperforming assets as necessary. Our industry-leading research and development teams continue to spearhead innovative developments in wireless infrastructure, cable and connectivity. We plan to build upon this legacy of innovation and our worldwide portfolio of approximately 3,200 patents and pending patent applications to provide leading-edge technology and new, high-performance infrastructure solutions to our customers.

Challenges

We continue to experience recessionary conditions in many of our key markets which have presented us with significant challenges. While we remain confident in the long-term opportunities ahead, we have significant near-term challenges, including:

•	creating profitable growth in a challenging business environment;

•	developing business plans and forecasts with reasonable levels of confidence in the current business environment;

•	generating cash flow to reduce our debt levels and sufficient earnings to maintain compliance with financial covenants;

•	maintaining excellent customer service while we strive to control costs; and

•	supporting our best and brightest employees while we aim to become leaner.

We intend to improve efficiency by increasing our operating focus, improving productivity and simplifying processes. We also intend to continue to emphasize innovation and superior customer service, which we believe has helped us maintain our market leadership in all of our major businesses.

Operating Segments

Our four reportable segments, which align with the manner in which the business is managed, are as follows: Antenna, Cable and Cabinet Group (ACCG); Enterprise; Broadband; and Wireless Network Solutions (WNS). Net revenues are distributed among the reportable segments as follows:

	Year Ended December 31,
	2009	2008	2007
ACCG	42.2%	46.3%	21.1%
Enterprise	21.8	22.0	46.5
Broadband	15.6	14.5	32.4
WNS	20.4	17.2	—

Total	100.0%	100.0%	100.0%

See Note 15 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional segment and geographic financial data relating to our business.

ACCG

We believe that we are a global leader in wireless network infrastructure. The Company provides a one-stop source for managing the entire lifecycle of a wireless network, including complete infrastructure solutions for traditional wireless networks, Third and Fourth generation wireless technologies, voice, data and video services, and specialized applications for microwave communications systems.

The ACCG segment includes product offerings of primarily passive transmission devices for the wireless infrastructure market including base station and microwave antennas and coaxial cable and connectors as well as secure environmental enclosures for electronic devices and equipment used by wireline and wireless providers. The ACCG segment is largely composed of product lines that were part of legacy Andrew.

Base station antennas are a critical component of wireless infrastructure. This equipment captures wireless signals from users’ handsets, delivers the radio frequency (RF) signal from the base station radio back to the handset and sends signals to operators’ base stations. The base station antenna transmits and receives this wireless signal with a series of passive radiating elements that are designed to maximize efficiency in the frequency bands available to wireless operators. We offer a diverse product line of base station antennas ranging in size from approximately two feet long to large, tower-mounted antennas in excess of twenty feet long. Most of the product line is available with remote electrical tilt capability and certain models allow for network tuning (directing signal most efficiently) from the network operations center. We also manufacture a full line of microwave antennas for applications such as fixed-line telecommunications networks, broadband wireless infrastructure and wireless cell site backhaul. Microwave antennas take the RF signal from a microwave radio and create a highly directional point-to-point link with a similar microwave antenna at another location in the network.

Cable products include coaxial cables, fiber optic cables, twisted pair cables, connectors, cable assemblies and accessories. Coaxial cable is principally used to carry RF signals between the base station and the antenna. Coaxial cables, fiber optic cables and twisted pair cables are used for various wireless applications, including Third and Fourth Generation Wireless, Personal Communications Systems (PCS), Long Term Evolution (LTE), Code Division Multiple Access (CDMA), WiMax, Global System for Mobile Communications (GSM), Universal Mobile Telecommunications Systems (UMTS), Cellular, Multichannel Multipoint Distribution Service, Local Multipoint Distribution Systems, land mobile radio, paging, automotive and in-building wireless applications. We sell our semi-flexible coaxial cables and elliptical waveguide cable products for wireless applications under the HELIAX® trademark, which is available in both corrugated copper and smoothwall aluminum. We believe that we distinguish ourselves from our competition by offering technically advanced and higher performance cable products. In addition to cable, we provide cable connectors, accessories and assemblies which are also marketed under the HELIAX® brand. Coaxial cable connectors attach to cable and facilitate transmission line attachment to antenna and radio equipment. We provide multiple connector families, including EZFit™ and Positive Stop™ connectors.

Our cabinet solutions product line connects and protects electronic communications equipment for wireline and wireless service providers and original equipment manufacturers (OEMs). We are a North American leader in developing and providing environmentally secure and climate controlled cabinets to integrate complex equipment for DSL and FTTN deployments by telecommunication service providers. During 2009, we began shipping our full line of radio battery auxiliary (RBA) cabinets as well as an environmentally-friendly fuel cell solution that provides back-up power for cell sites. These products are targeted to global service providers and OEMs.

Enterprise

Through our SYSTIMAX® and Uniprise® brands, we believe we are the leading global provider of structured cabling systems for business enterprise applications, including data centers. The Enterprise group offers a complete portfolio of network infrastructure solutions that help enterprise customers, regardless of size, industry or information technology budget, take advantage of business and technology opportunities. We provide voice, data, video and converged solutions that support mission-critical, high-bandwidth and emerging applications as well as high-quality and reliable solutions that support applications for everyday needs.

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

A structured cabling system is the transmission network inside a building or campus of buildings that connects voice and data communication devices, video and building automation devices, switching equipment and other information-management systems to one another as well as to outside communications networks. It includes all of the in-building and outside plant campus cabling and associated distribution components from the point where the building or campus cabling connects to outside communications networks. A structured cabling system consists of various components, including transmission media (cable), circuit administration hardware, connectors, jacks, plugs, adapters, transmission electronics, electrical protection devices, wireless access devices and support hardware. Cables are classified by their construction, data transmission capability and the environments in which they can be installed. Components are designed to allow easy implementation, moves, changes and maintenance as customer requirements change. A well-designed distribution system is independent of the equipment it serves and is capable of interconnecting many different devices, including servers, personal computers and peripheral equipment and analog and digital telephones.

Enterprises are faced with a growing need for higher bandwidth connectivity solutions as network traffic and the number of network devices increase. Applications such as storage area networks, streaming audio/video, multi-site collaboration, database downloads, grid computing and large file transfers create an increasing demand for bandwidth and higher-performance structured cabling systems. While the rate of technology adoption or application development is difficult to predict, we believe that demand for bandwidth will continue to increase. We also believe that enterprises will continue to develop consolidated data centers to enhance performance, lower costs and improve controls and that we are well-positioned to be a leading supplier of the connectivity infrastructure for such data centers.

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

We design, manufacture and market coaxial and fiber optic cable and supporting apparatus, most of which is used in the cable television industry. We are the world’s largest manufacturer of coaxial cable and a leading North American supplier of fiber optic cable for cable television and other video applications. Our coaxial and fiber optic cables are primarily used in HFC networks being deployed throughout the world. HFC networks utilize a combination of fiber optic and coaxial cable and are widely recognized as one of the most cost-effective ways to offer residential multi-channel video, voice and data services. Our broadband coaxial cables and zero water peak optical fiber cables provide sufficient bandwidth connectivity for services such as cable television, video on demand, high-speed Internet access, cable telephony and other interactive services. We are also a leading supplier to cable television of broadband radio frequency subscriber solutions through our Signal Vision® brand. The Broadband segment also offers fiber-to-the-home solutions under our BrightPath® brand and was one of the first to receive Rural Utilities Service approval from the U.S. Department of Agriculture.

Many other specialized markets or applications are served by multiple cable media such as coaxial, twisted pair, fiber optic or combinations of each. We also produce composite cables made of flexible coaxial and twisted copper pairs for full-service communications providers worldwide. We also provide a variety of cable-in-conduit products for telecommunication applications.

WNS

We believe that we are a leading global provider of integral components for wireless base stations as well as solutions that expand the coverage and capacity of wireless networks. The WNS segment consists of base station subsystems and core network products such as power amplifiers, filters, mobile location systems, network optimization systems and products and solutions that extend and enhance the coverage of wireless networks, such as RF repeaters and distributed antenna systems. Base station subsystems and RF products cover all of the major wireless standards and frequency bands and are sold individually or as part of integrated systems. The WNS segment is entirely composed of product lines that were part of legacy Andrew.

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

We are one of two major independent suppliers of network-based geolocation systems capable of providing wireless operators with the equipment and software necessary to locate wireless callers. We believe our network-based GeoLENs™ products are capable of meeting the accuracy and reliability requirements set by the U.S. Federal Communications Commission for E-911 networks and location-based services and can be used with many wireless interfaces, including CDMA, GSM and UMTS.

We provide a full line of RF repeaters and optical distribution systems, boosters, and passive components. They can be used as an efficient and low-cost alternative to base stations in areas where coverage is more critical than additional capacity. We also offer a wide array of coverage products consisting of both passive and active components that extend wireless network coverage into buildings and other areas where it may be difficult to otherwise provide wireless coverage.

Our wireless innovations solutions are used worldwide to extend and enhance the coverage and capacity of wireless networks. These solutions are sold directly to wireless service providers as well as to OEMs and third-party entities. Typical turnkey projects include coverage of highway tunnels, subway and railway systems, shopping centers, airports, stadiums, convention centers, office buildings and campuses.

On January 31, 2008, CommScope completed the sale of the Satellite Communications (SatCom) product line, acquired as part of the Andrew acquisition, to ASC Signal Corporation (ASC Signal). We received $8.5 million in cash, $5.0 million in notes receivable due April 30, 2011 and a minority ownership interest in ASC Signal. No gain or loss was recognized on the sale of SatCom. The SatCom product line had net sales of $0.8 million in 2009, $16 million in 2008, and $103 million in 2007 (prior to the acquisition of Andrew). The SatCom net sales subsequent to the divestiture relate to manufacturing transition services.

Manufacturing

We develop, design, fabricate, manufacture and assemble many of the products we sell. In addition, we utilize contract manufacturers for many of our product groups, including certain cabinets, power amplifiers and filter products. Our manufacturing facilities are located worldwide and each facility shares a company-wide commitment to quality and continuous improvement. We have worked to ensure that our manufacturing processes and systems and those used by our contract manufacturers are based on the quality model developed by the International Organization for Standardization (ISO) and that identical management guidelines are used at our different locations to produce interchangeable products of the highest quality. Quality assurance teams oversee design, international standards adherence, and verification and control of processes. All of our manufacturing facilities have received IS0 9000 certification, the most widely recognized standard for quality management. In addition, several of our facilities have the TL 9000 certification, which is a telecommunications-specific standard for quality management.

We utilize a significant number of worldwide facilities to meet our production demands, manage our overall production costs and improve service to customers. We continually evaluate and adjust operations in order to improve service, lower cost and improve the return on capital investments. During 2009, we continued to rationalize the production operations among our global manufacturing facilities. We expect to continue to evaluate our global facilities during 2010 and may make further changes, which could be significant.

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

Customers

We market our products directly to telecommunication service providers or to OEMs that sell equipment to the providers as well as through an extensive global network of distributors, system integrators and value-added resellers. Major customers include companies such as Anixter International and its affiliates (Anixter), Alcatel-Lucent, Ericsson, T-Mobile, Nokia Siemens, Comcast Corporation, AT&T, Verizon, Graybar, Time Warner Cable and other major wireless and wireline carriers and broadband service providers. We support our global sales organization with regional service centers in locations around the world.

ACCG segment products are primarily sold directly to telecommunication service providers or to OEMs that sell equipment to the service providers. Our customer service and engineering groups maintain close working relationships with these customers due to the significant amount of design and customization associated with some of these products. No ACCG customer accounted for 10% or more of our consolidated net sales during 2009.

The Enterprise segment has a dedicated sales team that generates customer demand for our products, which are sold to customers primarily through independent distributors, system integrators and value-added resellers. During 2009, sales of Enterprise products to our top three distributors, system integrators and value-added resellers represented 16% of our consolidated net sales. Selling products through distributors has associated risks, including, without limitation, that sales can be negatively affected on a short-term basis as a result of changes in inventory levels maintained by distributors. These inventory changes may be unrelated to the purchasing trends by the ultimate customer.

Broadband segment products are primarily sold directly to cable television system operators. Although we sell to a wide variety of customers dispersed across many different geographic areas, sales to our three largest domestic broadband customers represented 7% of our consolidated net sales during 2009.

WNS segment products are primarily sold directly to wireless service providers and OEMs. No WNS customer accounted for 10% or more of our consolidated net sales during 2009.

Sales to OEMs and wireless service providers primarily originate in our ACCG and WNS segments. Sales to our top three OEM customers represented 18% of our 2009 consolidated net sales and sales to our top three wireless service provider customers represented 12% of our consolidated net sales during 2009.

We employ a global manufacturing and distribution strategy to control production costs and improve service to customers. We support our international sales efforts with sales representatives based in Europe, Latin America, Asia and other regions throughout the world. Our net sales from international operations were $1.5 billion, $2.1 billion and $0.6 billion during 2009, 2008 and 2007, respectively. International sales and operations are subject to a number of risks including political and economic upheaval, international conflicts, restrictive actions by foreign governments, adverse foreign tax laws and unfavorable currency fluctuations, among others.

Changes in the relative value of currencies may impact our results of operations. We may attempt to limit our exposure to currency fluctuations by matching the currency of expected revenues and costs or engaging in foreign currency hedging transactions. For more information about our foreign currency exposure management, see Note 8 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Patents and Trademarks

We pursue an active policy of seeking intellectual property protection, namely patents and registered trademarks, for new products and designs. As of December 31, 2009, on a worldwide basis, we held approximately 3,200 patents and pending patent applications and more than 1,300 registered trademarks and pending trademark applications worldwide. We consider our patents and trademarks to be valuable assets, and while no single patent is material to our operations as a whole, we believe the CommScope®, Andrew®, SYSTIMAX® and HELIAX® trade names and related trademarks are critical assets to our business. We intend to rely on our intellectual property rights, including our proprietary knowledge, trade secrets and continuing technological innovation, to develop and maintain our competitive position. We will continue to protect certain key intellectual property rights.

Backlog and Seasonality

At December 31, 2009 and 2008, we had an order backlog of $372 million and $397 million, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Backlog includes only orders that are believed to be firm. In some cases, unfilled orders may be canceled prior to shipment of goods, but cancellations historically have not been material. However, our current order backlog may not be indicative of future demand.

Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, we can experience significant quarterly fluctuations in sales and income. Our operating performance is typically weaker during the first and fourth quarters and stronger during the second and third quarters. These variations are expected to continue in the future. Consequently, it may be more meaningful to focus on annual rather than interim results.

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

Product Groups	Representative Competitors
ACCG	RFS, Eupen Cable, Inc., Zhuhai Hansen Technology Co., Ltd., Emerson Electric Co., NK, Huber + Suhner, Amphenol Corporation, Powerwave Technologies and Kathrein
Enterprise	ADC Telecommunications, Inc., Belden, Inc., Corning Incorporated, General Cable Corp., Ortronics, Inc., Nexans SA, Panduit Corp. and Tyco Electronics Corporation
Broadband	Amphenol Corporation, Corning Incorporated, Prysmian, Belden, Inc., Draka Holding N.V., and Zhuhai Hansen Technology Co., Ltd.
WNS	Powerwave Technologies, RFS, Kathrein, TruePosition, Qualcomm, Agilent Technologies, Comarco Wireless Technologies, Ericsson TEMS, ADC Telecommunications, Inc., Comba Telecom Systems, Axell Wireless and Mobile Access

We compete primarily on the basis of product specifications, quality, price, engineering, customer service and delivery time. We believe that the wireless products and integrated cabinet solutions within our ACCG segment are able to compete effectively in these markets based on strong technological capabilities and customer relationships. We believe that our structured cabling systems have a strong competitive position in the Enterprise segment markets because of long-standing relationships with distributors, system integrators and value-added resellers, strong brand recognition and premium product features and reliability. We believe that we have a strong competitive position in the Broadband segment markets due to our position as a low-cost, high-volume cable producer and reputation as a high-quality provider of state-of-the-art cables with a strong orientation toward customer service. We believe the amplifier and filter products in our WNS segment are recognized for their leading-edge technology and efficiency. We believe the wireless innovations solutions within our WNS segment are unique for their comprehensive product portfolio and scale.

Raw Materials

Our products are manufactured or assembled from both standard components and parts that are unique to our specifications. Our internal manufacturing operations are largely process oriented and we use significant quantities of various raw materials, including copper, aluminum, steel, brass, plastics and other polymers, fluoropolymers, bimetals and optical fiber, among others. Fluorinated ethylene propylene is the primary raw material used throughout the industry for producing flame-retarding cables for local area network (LAN) applications in North America. We use significant volumes of copper, aluminum, steel and polymers in the manufacture of coaxial and twisted pair cables, antennas and cabinets. Other parts are produced using processes such as stamping, machining, molding and pressing from metals or plastics. Portions of the requirements for these materials are purchased under supply arrangements with some portion of the unit pricing indexed to commodity market prices for these metals. We may, from time to time, enter into forward purchase commitments for a specific commodity to mitigate our exposure to price changes for a portion of our anticipated purchases.

Our profitability may be materially affected by changes in the market price of our raw materials, most of which are linked to the commodity markets. Prices for copper, aluminum, fluoropolymers and certain other polymers derived from oil and natural gas have fluctuated substantially during the past several years and exhibited significantly greater than normal levels of volatility. As a result, we have adjusted our prices for certain ACCG, Enterprise and Broadband segment products and may have to adjust prices again in the future. Delays in implementing price increases, failure to achieve market acceptance of future price increases or price reductions in response to a rapid decline in raw material costs could have a material adverse impact on the results of our operations.

In addition, some of our products are assembled from specialized components and subassemblies manufactured by suppliers. We are dependent upon sole suppliers for certain key components for some of our products. If these sources were not able to provide these components in sufficient quantity and quality on a timely and cost-efficient basis, it could materially impact our results of operations until another qualified supplier is found. We believe that our supply contracts and our supplier contingency plans mitigate some of this risk.

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

Employees

As of December 31, 2009, we employed approximately 12,500 people. The majority of our employees are located in a number of countries outside of the United States.

As a matter of policy, we seek to maintain good relations with our employees at all locations. From a company-wide perspective, we believe that our relations with our employees and unions are satisfactory. Historically, periods of labor unrest or work stoppage have not had a material impact on our operations or results. Our Connectivity Solutions Manufacturing, Inc. subsidiary has collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW), Locals 1614 and 1974. These collective bargaining agreements govern the pay, benefits and working conditions for 426 production, maintenance and clerical employees represented by the two IBEW Locals. Agreements were ratified by IBEW Local 1974 (production and maintenance employees) that became effective as of January 1, 2009 and are scheduled to expire on November 1, 2012. Agreements with IBEW Local 1614 (clerical employees) are scheduled to expire on March 1, 2013.

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

New York Stock Exchange Annual CEO Certification

Our common stock is listed on the New York Stock Exchange. In accordance with New York Stock Exchange rules, on May 22, 2009, we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by CommScope of the New York Stock Exchange’s corporate governance listing standards.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of the Company as of February 15, 2010.

Name and Title	Age	Business Experience
Frank M. Drendel Chairman and Chief Executive Officer	65	Frank M. Drendel has been our Chairman and Chief Executive Officer since July 28, 1997 when we were spun-off (the Spin-off) from General Instrument Corporation (subsequently renamed General Semiconductor, Inc.) and became an independent company. Prior to that time,
Mr. Drendel served as a director of GI Delaware, a subsidiary of General Instrument Corporation, and its predecessors from 1987 to 1992. Mr. Drendel was a director of General Instrument Corporation from 1992 until the Spin-Off and NextLevel Systems, Inc. (which was renamed General Instrument Corporation) from the Spin-Off until January 5, 2000. Mr. Drendel served as President and Chairman of CommScope, Inc. of North Carolina (CommScope NC), our wholly owned subsidiary from 1986 to 1997, and has served as Chief Executive Officer of CommScope NC since 1976. From 1971 to 1976,
Mr. Drendel held various positions within CommScope NC.
Mr. Drendel was also a co-founder of one of our predecessors. Mr. Drendel is a director of the National Cable & Telecommunications Association, the principal trade association of the cable industry in the United States, and was inducted into the Cable Television Hall of Fame in 2002. Mr. Drendel served as a director of Sprint Nextel Corporation from August 2005 to May 2008 and as a director of Nextel Communications, Inc. from August 1997 to August 2005.

Marvin S. Edwards, Jr. President and Chief Operating Officer	61	Marvin S. Edwards has been our President and Chief Operating Officer since January 1, 2010. Mr. Edwards served as our Executive Vice President of Business Development and General Manager, Wireless Network Solutions since the closing of the Andrew acquisition. Prior to this role, he served as our Executive Vice President of Business Development and the Chairman of our wholly owned subsidiary, Connectivity Solutions Manufacturing, Inc., since April 2005.
Mr. Edwards also served as President and Chief Executive Officer of OFS Fitel, LLC and OFS BrightWave, LLC, a joint venture between CommScope and The Furukawa Electric Co. Mr. Edwards has also served in various capacities with Alcatel, including President of Alcatel North America Cable Systems and President of Radio Frequency Systems (RFS).

Name and Title	Age	Business Experience
Jearld L. Leonhardt Executive Vice President and Chief Financial Officer	61	Jearld L. Leonhardt has been our Executive Vice President and Chief Financial Officer since 1999. Mr. Leonhardt served as our Executive Vice President, Finance and Administration from the Spin-off until 1999. Prior to that time, he held various positions with CommScope NC since 1970.

Randall W. Crenshaw Executive Vice President and Chief Supply Officer	52	Randall W. Crenshaw has been our Executive Vice President and Chief Supply Officer since January 1, 2010. Prior to this role, Mr. Crenshaw was Executive Vice President and General Manager, Enterprise since February 2004. From 2000 to 2004, he served as Executive Vice President, Procurement, and General Manager, Network Products Group of CommScope. Prior to that time, he held various positions with CommScope since 1985.

Edward A. Hally Executive Vice President and Chief Commercial Officer	60	Edward A. Hally has been our Executive Vice President and Chief Commercial Officer since January 1, 2010. Prior to this role, Mr. Hally was Executive Vice President and General Manager, Antenna, Cable and Cabinets Group since the closing of the Andrew acquisition. He was previously Executive Vice President and General Manager of the Carrier segment of CommScope since November 2004. From 2002 to November 2004, he served as Executive Vice President and General Manager, Wireless Products of CommScope. From 2001 to 2002, he served as Senior Vice President and General Manager for Inktomi Corporation, a global provider of information-retrieval solutions. From 1996 to 2001, he was Corporate Vice President and General Manager for Motorola GSM System Products Division, based in the United Kingdom.

Philip M. Armstrong, Jr. Senior Vice President, Corporate Finance	48	Philip M. Armstrong Jr. has been our Senior Vice President, Corporate Finance since November 2009. Mr. Armstrong previously served as Vice President, Investor Relations and Corporate Communications since 2000. Prior to joining CommScope in 1997, he held various Treasury and Finance positions at Carolina Power and Light Co. (now Progress Energy).

Mark A. Olson Senior Vice President and Controller	51	Mark A. Olson has been our Senior Vice President and Controller since November 2009. Mr. Olson served as Vice President and Controller for Andrew LLC since the closing of the Andrew acquisition. Prior to the acquisition, he was Vice President, Corporate Controller and Chief Accounting Officer of Andrew. Mr. Olson joined Andrew in 1993 as Group Controller, was named Corporate Controller in 1998, Vice President and Corporate Controller in 2000 and Chief Accounting Officer in 2003. Prior to joining Andrew, he was employed by Nortel and Johnson & Johnson.

Robert C. Suffern Senior Vice President and Chief Technology Officer	49	Robert C. Suffern has been our Senior Vice President and Chief Technology Officer since January 1, 2010. Mr. Suffern has served as Senior Vice President and General Manager, Radio Frequency Power Amplifiers since the closing of the Andrew acquisition. Mr. Suffern joined Andrew in September 2005 as Vice President and General Manager of Radio Frequency Power Amplifiers. Prior to joining Andrew, he was Senior Vice President of Engineering and Operations at Flarion Technologies, Inc. where he was responsible for product development, product and program management, and manufacturing of

Name and Title	Age	Business Experience
		Flarion’s mobile broadband wireless products. Mr. Suffern had previously held research and development as well as business development management roles at 3Com Corporation and was Engineering Director at U.S. Robotics. He holds a number of patents, including several for digital signal processing systems and routing and switching techniques.

Frank B. Wyatt, II Senior Vice President, General Counsel and Secretary	47	Frank B. Wyatt, II has been Senior Vice President, General Counsel and Secretary of CommScope since 2000. Prior to joining CommScope as General Counsel and Secretary in 1996, Mr. Wyatt was an attorney in private practice with Bell, Seltzer, Park & Gibson, P.A. (now Alston & Bird LLP). Mr. Wyatt is also CommScope’s Corporate Compliance and Ethics Officer.

ITEM 1A.	RISK FACTORS

The Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws provide a “safe harbor” for forward-looking statements. This Form 10-K, our Annual Report to Stockholders, any Form 10-Q or Form 8-K of ours, or any other oral or written statements made by us or on our behalf, may include forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “anticipate,” “should,” “designed to,” “foreseeable future,” “believe,” “confident,” “think,” “scheduled,” “outlook,” “guidance” and similar expressions. This list of indicative terms and phrases is not intended to be all-inclusive. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We are not undertaking any duty or obligation to update any forward-looking statements to reflect developments or information obtained after the date of this Form 10-K.

Our actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to: (a) the general economic, political and competitive conditions in the markets where we operate; (b) changes in capital availability or costs, such as changes in interest rates, security ratings and market perceptions of the businesses in which we operate; (c) changes in the regulatory framework governing business generally, and the telecommunication services and equipment industry in particular, in the U.S. and other countries; (d) changes in authoritative generally accepted accounting principles or policies from such standard-setting bodies as the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission (SEC); (e) the impact of corporate governance, accounting and securities law reforms by the United States Congress, the SEC or the New York Stock Exchange; (f) natural and man-made catastrophes; and (g) the factors set forth below.

Business Risks

A substantial portion of our business is derived from a limited number of key customers or distributors.

We derived 25% of our 2009 consolidated net sales from our top three customers or distributors. Our largest distributor, Anixter International Inc and its affiliates, accounted for 11% of our 2009 consolidated net sales. The concentration of our net sales among these key customers or distributors subjects us to a variety of risks that could have a material adverse impact on our net sales and profitability, including, without limitation:

•	lower sales resulting from the loss of one or more of our key customers or distributors;

•	renegotiations of agreements with key customers or distributors resulting in materially less favorable terms;

•	financial difficulties experienced by one or more of our key customers or distributors resulting in reduced purchases of our products and/or uncollectible accounts receivable balances;

•	reductions in inventory levels held by distributors and original equipment manufacturers which may be unrelated to purchasing trends by the ultimate customer;

•	consolidations in the telecommunications or cable television industries resulting in delays in purchasing decisions or reduced purchases by the merged businesses;

•	new or proposed laws or regulations affecting the telecommunications or cable television industries resulting in reduced capital spending;

•

increases in the cost of borrowing or capital and/or reductions in the amount of debt or equity capital available to the telecommunications or cable television industries resulting in reduced capital spending; and

•	changes in the technology deployed by telecommunication customers resulting in lower sales of our products.

We face competitive pressures with respect to all of our major products.

In each of our major product groups, we compete with a substantial number of foreign and domestic companies, some of which have greater resources (financial or otherwise) or lower operating costs than we have. Existing competitors’ actions, such as price reductions or introduction of new innovative products, and the use of Internet auctions by customers or competitors may have a material adverse impact on our net sales and profitability. In addition, the rapid technological changes occurring in the telecommunications industry could lead to the entry of new competitors. We cannot assure you that we will continue to compete successfully with our existing competitors or with new competitors.

Our dependence on commodities subjects us to price fluctuations and potential availability constraints which could have a material adverse effect on our profitability.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets. The principal raw materials we purchase are rods, tapes, sheets, wires, tubes and hardware made of copper, steel, aluminum or brass; plastics and other polymers; and optical fiber. Fabricated copper, steel and aluminum are used in the production of coaxial and twisted pair cables and polymers are used to insulate and protect cables. Prices for copper, steel, aluminum, fluoropolymers and certain other polymers, derived from oil and natural gas, have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions and other factors. As a result, we have adjusted our prices for certain products and may have to adjust prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of future price increases could have a material adverse impact on our results of operations. In an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our results of operations.

We are dependent on a limited number of key suppliers for certain raw materials and components.

For certain of our raw material and component purchases, including certain polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, optical fiber, circuit boards and other electronic components, we are dependent on key suppliers.

Our key suppliers could experience production, operational or financial difficulties, or there may be global shortages of the raw materials or components we use, and our inability to find sources of supply on reasonable terms could materially adversely affect our ability to manufacture products in a cost-effective way.

If contract manufacturers that we rely on encounter production, quality, financial or other difficulties, we may experience difficulty in meeting customer demands.

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

Our future success depends on our ability to anticipate technological changes and develop, implement and market product innovations.

Many of our markets are characterized by advances in information processing and communications capabilities that require increased transmission speeds and greater capacity, or “bandwidth,” for carrying information. These advances require ongoing improvements in the capabilities of power amplifiers, filters, antennas, cabinets, cable and related products.

There are various complementary and competitive wireless technologies that could be a potential substitute for some of the communications products we sell. A significant technological breakthrough or significant decrease in the cost of deploying these wireless technologies could have a material adverse effect on our sales.

Fiber optic technology presents a potential substitute for some of the communications cable products we sell. A significant decrease in the cost of deploying fiber optic systems could make these systems superior on a price/performance basis to copper or aluminum systems and have a material adverse effect on our business.

The failure to successfully introduce new or enhanced products on a timely and cost-competitive basis or the inability to continue to market existing products on a cost-competitive basis could have a material adverse effect on our results of operations and financial condition. In addition, sales of new products may replace sales of some of our existing products, mitigating the benefits of new product introductions and possibly resulting in excess levels of inventory.

Our ability to reliably forecast quarterly revenue is dependent on accurately projecting the inflow of orders during the quarter.

The revenue recognized during a quarter is highly dependent on the volume of orders received during the quarter. If the level of orders received during a quarter is materially less than anticipated, our revenue could be materially lower than forecasted. Operating earnings and net income could therefore differ materially from our earnings guidance.

If our integrated global manufacturing operations suffer production or shipping delays, we may experience difficulty in meeting customer demands.

We internally produce, both domestically and internationally, a significant portion of certain components used in our finished products. Disruption of our ability to produce at or distribute from these facilities due to failure of our manufacturing infrastructure, fire, electrical outage, natural disaster, acts of terrorism, shipping interruptions or some other catastrophic event could materially adversely affect our ability to manufacture products at our other manufacturing facilities in a cost-effective and timely manner, which could have a material adverse effect on our business.

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

We rely on our enterprise resource planning (ERP) systems to support such critical business operations as processing sales orders and invoicing; inventory control; purchasing and supply chain management; human resources; and financial reporting. We have initiated a project to upgrade all of our ERP systems. If we are unable to effectively manage this upgrade or adequately maintain our existing systems to support our business requirements, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, or our ability to timely and accurately report such results.

If our products experience performance issues, our business will suffer.

Our business depends on delivering products of consistently high quality. To this end, our products are-tested for quality both by us and our customers. Nevertheless, many of our products are highly complex and testing procedures used by us and our customers are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products (including components and raw materials purchased from our suppliers and completed goods purchased for resale) may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, recall of some or all affected products, product redesigns or additional capital expenditures may be required to correct a defect. In addition, we generally offer warranties on most products, the terms and conditions of which depend upon the product subject to the warranty. In some cases, we indemnify our customers against damages or losses that might arise from certain claims relating to our products. Future claims may have a material adverse effect on our results of operations and financial position. Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as reputational damage.

We may not be able to attract and retain key employees.

Our business depends upon our continued ability to hire and retain key employees at our operations around the world. Competition for skilled personnel and highly qualified managers in the telecommunications industry is intense. Difficulties in obtaining or retaining employees with the necessary management, technical and financial skills needed to achieve our business objectives may have a material adverse effect on our business.

Our significant international operations expose us to economic, political and other risks.

We have significant international sales, manufacturing and distribution operations. We have major international manufacturing facilities in China, India, Brazil, Ireland, Mexico, the Czech Republic, the United Kingdom, and Germany. For the year ended December 31, 2009, international sales represented approximately 49% of our consolidated net sales.

Our international sales, manufacturing and distribution operations are subject to the risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rates; economic and political destabilization; restrictive actions by foreign governments; nationalizations; the laws and policies of the United States affecting trade, foreign investment and loans; foreign tax laws, including the ability to recover amounts paid as value-added taxes; potential restrictions on the repatriation of cash; reduced protection of intellectual property; longer customer payment cycles; compliance with local laws and regulations; armed conflict; terrorism; shipping interruptions; and major health concerns (such as infectious diseases).

In addition, foreign currency rates in many of the countries in which we operate have at times been extremely volatile and unpredictable. We may choose not to hedge or determine that we are unable to effectively hedge the risks associated with this volatility. In such cases, we may experience declines in revenue and adverse impacts on earnings and such changes could be material.

We may not fully realize anticipated benefits from past or future acquisitions or equity investments.

Although we expect to realize strategic, operational and financial benefits as a result of our past or future acquisitions and equity investments, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business, including, but not limited to:

•	successfully managing the operations, manufacturing facilities and technology;

•	integrating the sales organizations and maintaining and increasing the customer base;

•	retaining key employees, suppliers and distributors;

•	integrating management information, inventory, accounting and research and development activities; and

•	addressing operating losses related to individual facilities or product lines.

Difficulties may be encountered in the realignment of manufacturing capacity and capabilities among our global manufacturing facilities that could adversely affect our ability to meet customer demands for our products.

We periodically realign manufacturing capacity among our global facilities in order to reduce costs by improving manufacturing efficiency and to strengthen our long-term competitive position. The implementation of these initiatives may include significant shifts of production capacity among facilities.

There are significant risks inherent in the implementation of these initiatives, including, but not limited to, failing to ensure that: there is adequate inventory on hand or production capacity to meet customer demand while capacity is being shifted among facilities; there is no decrease in product quality as a result of shifting capacity; adequate raw material and other service providers are available to meet the needs at the new production locations; equipment can be successfully removed, transported and re-installed; and adequate supervisory, production and support personnel are available to accommodate the shifted production.

In the event that manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs as well as customer relations problems, which could have a material adverse effect on our results of operations.

We may need to undertake additional restructuring actions in the future.

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with implementation of initiatives to reduce costs and improve efficiency of our operations. As a result of changes in business conditions and other developments, we may need to initiate additional restructuring actions that could result in workforce reductions and restructuring charges, which could be material.

Financial Risks

Failure to maintain compliance with our debt covenants could result in an event of default, potentially resulting in materially adverse consequences to our business.

Under the terms of our senior secured credit facilities, we are subject to two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which we must comply at all times. As of December 31, 2009, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under our senior secured credit facilities were both 3.75 to 1.0. Beginning with the quarter ending September 30, 2010, the minimum interest coverage ratio increases to 4.50 to 1.0 and the maximum consolidated leverage ratio decreases to 3.25 to 1.0. Beginning with the quarter ending September 30, 2011, the minimum interest coverage ratio increases further to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases further to 2.50 to 1.0. If we are unable to comply with these covenants, we will be in default under our senior secured credit facilities, which could result in, among other things, the outstanding balance of our loans becoming immediately due and payable, a material increase in the interest rate and further restrictions on our operational and financial flexibility.

We have substantial indebtedness under commercial banking arrangements.

Our substantial indebtedness could have the following consequences:

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;

•

A substantial portion of our annual cash flow for the next several years must be dedicated to the payment of principal (including the mandatory annual excess cash flow payment) and interest on the indebtedness;

•

Over the term of our debt, the interest cost on a significant portion of our indebtedness is subject to changes in interest rates and our net earnings could be adversely affected by an increase in interest rates;

•	We are substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage;

•	We are subject to restrictive covenants that may negatively affect our operational or financial flexibility, including our ability to pursue future acquisitions;

•	We may be hindered in our ability to adjust rapidly to changing market conditions;

•	We are highly dependent on bank financing and may have difficulty in the future securing adequate bank financing with reasonable terms and conditions; and

•	Our high degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or in one or more of our businesses.

We may incur additional indebtedness in the future under the revolving facility that is part of our senior secured credit facilities, through future debt issuance or through assumption of liabilities in connection with future acquisitions. Additional borrowings could result in a higher level of interest expense, additional restrictive covenants and a reduction in financial flexibility, among other things. If we extinguish all or a significant portion of our existing debt, we may incur substantial charges related to such items as the write-off of unamortized deferred financing fees and the recognition of losses on our interest rate swap agreement.

We may need to recognize additional impairment charges related to goodwill, identified intangible assets and fixed assets.

We have substantial balances of goodwill and identified intangible assets. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.

There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our results of operations and financial position.

We have significant obligations under our defined benefit employee benefit plans.

There is a significant unfunded liability related to our defined benefit employee benefit plans.

Significant changes to the assets and/or the liabilities related to our defined benefit employee benefit obligations as a result of changes in actuarial estimates, asset performance, interest rates or benefit changes, among others, could have a material impact on our financial position and/or results of operations.

In addition, legislation in the U.S. and various foreign jurisdictions may require us to fund a material portion of our significant unfunded obligations over the next several years, which could have a material adverse impact on our liquidity and financial flexibility.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe our current cash, cash equivalents and short-term investments as well as future cash from operations and availability under our senior secured revolving credit facility provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our public debt ratings affect our ability to raise capital and the cost of that capital. As of December 31, 2009, our corporate debt rating from Standard & Poor’s is BB- with a stable outlook and from Moody’s is Ba3 with a stable outlook. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt or equity markets on terms and in amounts that would be satisfactory to us.

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

We maintain insurance covering our normal business operations, including property and casualty protection that we believe is adequate. We do not generally carry insurance covering wars, acts of terrorism, earthquakes or other similar catastrophic events. Because insurance has generally become more expensive, we may not be able to obtain adequate insurance coverage on financially reasonable terms in the future. A significant uninsured loss or a loss in excess of our insurance coverage could materially adversely affect our results of operations and financial condition.

We may experience significant variability in our quarterly or annual effective income tax rate.

We have a large and complex international tax profile and a significant level of net operating loss and other carryforwards in various jurisdictions. Variability in the mix and profitability of domestic and international activities, repatriation of earnings from foreign affiliates, identification and resolution of various tax uncertainties and the inability to realize net operating loss and other carryforwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future. A significant increase in our quarterly or annual effective income tax rate could have a material adverse impact on our results of operations.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flows could be materially adversely affected by continuation of the difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. These factors, combined with low levels of business and consumer confidence and increased unemployment, have precipitated a slow recovery from the global recession and concern about a return to recessionary conditions. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

As a result of the recent volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases, which could have a material adverse effect on our financial position, results of operations and cash flows.

•

Under difficult market conditions there can be no assurance that borrowings under our senior secured revolving credit facility would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all.

•

In order to respond to market conditions, we may need to seek waivers from various provisions in our senior secured credit facilities. There can be no assurance that we can obtain such waivers at a reasonable cost, if at all.

•

Market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to interest rate and currency fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly.

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

We may encounter difficulties and significant costs in protecting our intellectual property rights or obtaining rights to additional intellectual property to permit us to continue or expand our business. Other companies, including some of our largest competitors, hold intellectual property rights in our industry and the intellectual property rights of others could inhibit our ability to introduce new products unless we secure necessary licenses on commercially reasonable terms.

In addition, we have been required and may be required in the future to initiate litigation in order to enforce patents issued or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. We also have been and may in the future be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our results of operations and financial condition.

In certain markets, we may be required to address counterfeit versions of our products. We may incur significant costs in pursuing the originators of such counterfeit products and, if we are unsuccessful in eliminating them from the market, we may experience a reduction in the value of our products or a reduction in our net sales.

Changes to the regulatory environment in which we or our customers operate may negatively impact our business.

The telecommunications and cable television industries are subject to significant and changing federal and state regulation, both in the U.S. and other countries, and such changes could adversely impact demand for our products.

Regulatory changes of more general applicability could also have a material adverse effect on our business. For example, changes to the U.S. corporate tax system have been proposed that would lead to the taxation of foreign earnings at the time they are earned rather than when they are repatriated to the U.S. Implementation of such changes would have an adverse effect on our net income and would require us to make earlier cash tax payments.

Compliance with current and proposed domestic and foreign environmental laws, potential environmental liabilities and climate change may have a material adverse impact on our business and financial condition.

We are subject to various federal, state, local and foreign environmental laws and regulations governing, among other things, discharges to air and water, management of hazardous substances, handling and disposal of solid and hazardous waste, and investigation and remediation of hazardous substance contamination. Because of the nature of our business, we have incurred and will continue to incur costs relating to compliance with these environmental laws and regulations. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. However, new laws and regulations, including those regulating the types of substances allowable in certain of our products, new or different interpretations of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation or discharge requirements, could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition and results of operations. For example, the European Union has issued directives relating to hazardous substances contained in electrical and electronic equipment and the disposal of waste electrical and electronic equipment. If we are unable to comply with these and similar laws in other jurisdictions, it could have a material adverse effect on our financial condition and results of operations.

The physical effect of future climate change (such as increases in severe weather) may have an impact on our suppliers, customers, employees and facilities which we are unable to quantify, but which may be material.

Legislation has been proposed in the U.S. and other countries that would attempt to reduce the level of greenhouse gas emissions. Enactment of such legislation could increase the cost of raw materials, production processes and transportation of our products. If we are unable to increase prices or otherwise reduce costs, it could have a material adverse effect on our results of operations.

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

Allegations of health risks from the electromagnetic fields generated by base stations and mobile handsets, and potential lawsuits or negative publicity relating to them, regardless of merit, could have a material adverse effect on our operations by leading consumers to reduce their use of mobile phones, reducing demand for certain of our products, or by causing us to allocate resources to these issues.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are used primarily for manufacturing, distribution and administration. Facilities primarily used for manufacturing may also be used for distribution, engineering, research and development, storage, administration, sales and customer service. Facilities primarily used for administration may also be used for research and development, sales and customer service. As of December 31, 2009, our principal facilities, grouped according to the facility’s primary use, were as follows:

Location	Square Feet Size	Principal Segments	Owned or Leased
Administrative Facilities:
Hickory, NC(1)	84,000	Corporate Headquarters	Owned
Richardson, TX	116,500	Enterprise	Leased
Westchester, IL	45,000	Corporate	Leased

Manufacturing and Distribution Facilities:
Omaha, NE(1)(2)	1,250,000	ACCG and Enterprise	Owned
Catawba, NC(1)	1,000,000	Broadband	Owned
Joliet, IL	690,000	ACCG	Leased
Claremont, NC(1)	587,500	Enterprise	Owned
Newton, NC(1)	455,000	ACCG	Owned
Suzhou, China(3)	350,000	Broadband	Owned
Statesville, NC(1)	315,000	Broadband	Owned
Suzhou, China(3)	290,000	ACCG	Owned
Reynosa, Mexico	279,000	ACCG	Owned
Goa, India(3)	236,000	ACCG	Owned
McCarran, NV	120,000	Broadband	Leased
Shenzhen, China	191,000	WNS	Leased
Sorocaba, Brazil	152,000	ACCG and Broadband	Owned
Brno, Czech Republic	150,000	ACCG	Leased
Campbellfield, Australia	133,000	ACCG	Leased
Lochgelly, United Kingdom	132,000	ACCG and Broadband	Owned
Bray, Ireland	130,000	Enterprise	Owned
McAllen, TX	112,000	ACCG	Leased
Buchdorf, Germany	109,000	WNS	Owned
Richardson, TX(1)	100,000	ACCG	Owned

Vacant Facilities:
Jaguariuna, Brazil(4)	221,000	Broadband	Owned
Orland Park, IL(1)(4)	591,000	ACCG	Owned

(1)	Our interest in each of these properties is encumbered by a mortgage or deed of trust lien securing our senior secured credit facilities (see Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).
(2)	An office building, comprising approximately 200,000 square feet of this facility, is currently being marketed for sale.
(3)	The buildings in these facilities are owned while the land is held under long-term lease agreements.
(4)	As of December 31, 2009, this facility is no longer utilized and is being marketed for sale.

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

The Company is involved in patent infringement litigation with TruePosition, Inc. related to Andrew’s sale of certain mobile location products. After trial and various subsequent motions¸ the Company is subject to a judgment, including accrued interest, of $48.6 million as of December 31, 2009, and a permanent injunction against further infringing sales. CommScope disagrees with these determinations and continues to believe that the products at issue do not infringe TruePosition’s patent. The Company has appealed the judgment and the injunction entered by the trial court to the U.S. Court of Appeals for the Federal Circuit and is awaiting that court’s determination of the issues on appeal.

As a result of the trial court rulings in the case, a liability has been established as of December 31, 2009 for $48.6 million (including interest). The ultimate resolution of this litigation may be materially different than the liability currently recorded, which does not include legal fees we may incur in appeals or other proceedings. This litigation may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential lost opportunities.

In September 2009, Andrew filed a complaint in the U.S. District Court for the District of Delaware seeking a declaratory judgment that its new multiple range estimation location (MREL) system for locating mobile devices does not infringe an existing U.S. patent held by TruePosition. The same patent was the subject of previous litigation between the two companies, including the judgment now under appeal, as described above. The parties sought and were granted expedited treatment of this matter in order to obtain a prompt clarification of their respective rights. A trial is scheduled for March 2010.

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

No matters were submitted to a vote of our security holders during the three months ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol CTV. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange for the periods indicated.

	Common Stock Price Range
	High	Low
2008
First Quarter	$49.90	$33.75
Second Quarter	$56.50	$34.85
Third Quarter	$54.65	$32.20
Fourth Quarter	$34.88	$7.35

2009
First Quarter	$17.90	$6.89
Second Quarter	$27.84	$10.79
Third Quarter	$33.00	$22.64
Fourth Quarter	$31.15	$24.61

As of February 11, 2010, the approximate number of registered stockholders of record of our common stock was 2,610.

We have never declared or paid any cash dividends on our common stock. We do not currently intend to pay cash dividends in the foreseeable future, but intend to reinvest earnings in our business. Our senior secured credit facilities contain limits on our ability to pay cash dividends on our common stock.

PERFORMANCE GRAPH

The following graph compares cumulative total return on $100 invested on December 31, 2004 in each of CommScope’s Common Stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Standard & Poor’s MidCap 400 Communications Equipment Index (S&P 400 Communications Equipment) (formerly the Standard & Poor’s MidCap 400 Telecommunications Equipment Index). The return of the Standard & Poor’s indices is calculated assuming reinvestment of dividends. The Company has not paid any dividends. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

Company/Index	Base Period December 31, 2004	Indexed Returns For Years Ending December 31,
		2005	2006	2007	2008	2009
CommScope, Inc	100	106.51	161.27	260.37	82.22	140.37
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 400 Communications Equipment	100	94.25	104.95	113.95	63.84	117.21

ITEM 6.	SELECTED FINANCIAL DATA

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

Five-Year Summary of Selected Financial Data

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007(1)	2006	2005
Results of Operations:
Net sales	$3,024,859	$4,016,561	$1,930,763	$1,623,946	$1,337,165
Gross profit	865,404	1,079,622	589,087	444,085	344,475
Restructuring costs	20,645	37,600	1,002	12,578	38,558
Goodwill and other intangible asset impairments	—	397,093	—	—	—
Operating income (loss)	247,533	(89,531)	286,543	158,584	74,862
Net interest income (expense)	(120,752)	(130,049)	13,872	3,787	(3,251)
Gain on OFS BrightWave, LLC note receivable	—	—	—	18,625	—
Net income (loss)	77,799	(228,522)	204,841	130,133	49,978
Earnings (Loss) Per Share Information:
Weighted average number of shares outstanding:
Basic	85,091	69,539	61,313	58,524	54,828
Diluted	96,600	69,539	74,674	72,266	67,385
Earnings (loss) per share:
Basic	$0.91	$(3.29)	$3.34	$2.22	$0.91
Diluted	$0.86	$(3.29)	$2.78	$1.84	$0.78
Other Information:
Net cash provided by operating activities	$483,630	$361,921	$239,925	$118,824	$86,255
Depreciation and amortization	204,352	218,602	49,507	55,557	60,166
Additions to property, plant and equipment	40,861	57,824	27,892	31,552	19,943

	As of December 31,
	2009	2008	2007(1)	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$662,440	$412,111	$649,451	$276,042	$146,549
Short-term investments	40,465	—	—	151,868	102,101
Goodwill and intangible assets	1,716,427	1,818,385	2,253,979	215,345	220,653
Property, plant and equipment, net	412,388	468,140	525,305	242,012	252,877
Total assets	3,941,316	4,062,760	5,106,571	1,302,473	1,102,181
Working capital	1,155,830	784,735	1,233,169	624,557	412,320
Long-term debt, including current maturities	1,544,478	2,041,784	2,595,819	284,100	297,300
Stockholders’ equity	1,548,983	1,008,358	1,280,008	739,104	522,025

(1)	CommScope acquired Andrew on December 27, 2007. CommScope’s 2007 Results of Operations do not include any Andrew results. The 2007 Balance Sheet Data reflects the preliminary estimate of the fair values of Andrew’s assets and liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

CommScope, Inc. is a world leader in infrastructure solutions for communication networks. Through our Andrew® brand, we are a global leader in radio frequency subsystem solutions for wireless networks. Through our SYSTIMAX® and Uniprise® brands, we are also a world leader in network infrastructure solutions, delivering a complete end-to-end physical layer solution, including cables and connectivity, enclosures, intelligent software and network design services, for business enterprise applications. We are also the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL), fiber-to-the-node (FTTN) and wireless applications. Backed by strong research and development, CommScope combines technical expertise and proprietary technology with global manufacturing capability to provide customers with infrastructure solutions for evolving global communications networks in more than 100 countries around the world.

Net sales for 2009 decreased by $991.7 million, or 24.7%, to $3,024.9 million as compared to 2008 primarily due to overall weakness in the global economy and the resulting reduction in spending by telecommunications service providers. Operating income (loss) for 2009 increased to $247.5 million from $(89.5) million in 2008, primarily due to a 2008 charge of $397.1 million for goodwill and other intangible asset impairments. Net income (loss) increased to $77.8 million for 2009 compared to $(228.5) million for 2008, reflecting the increase in operating income and a reduction in interest expense.

During the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the primary sources of revenue for our ACCG segment were product sales of primarily passive transmission devices for the wireless infrastructure market including base station and microwave antennas, coaxial cable and connectors, and secure environmental enclosures for electronic devices and equipment used by wireline and wireless telecommunications providers. Demand for ACCG segment products depends primarily on capital spending by telecommunication providers to expand their distribution networks or to increase the capacity of their networks. The primary source of revenue from our Enterprise segment was sales of structured cabling solutions to large, multinational companies, primarily through a global network of distributors, system integrators and value-added resellers. The segment also includes coaxial cable for various video and data applications, other than cable television. Demand for Enterprise segment products depends primarily on information technology spending by enterprises, such as communications projects in new buildings or campuses, building expansions or upgrades of network systems within buildings, campuses or data centers. The primary source of revenue for our Broadband segment was product sales to cable television system operators. Demand for our Broadband segment products depends primarily on capital spending by cable television system operators for maintaining, constructing and rebuilding or upgrading their systems. The primary sources of revenue for our WNS segment were sales of active electronic devices and services including power amplifiers, filters and tower-mounted amplifiers, geolocation products, network optimization analysis systems, and engineering and consulting services as well as products that are used to extend and enhance the coverage of wireless networks in areas where signals are difficult to send or receive such as tunnels, subways, airports and commercial buildings. Demand for WNS segment products depends primarily on capital spending by telecommunication providers to expand their distribution networks or increase the capacity of their networks.

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

Some of our customer arrangements include sales of software and services. Revenue from software products is recognized based on the timing of customer acceptance of the specific revenue elements. These contracts typically contain post-contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Other service revenue is typically recognized when the service is performed.

Revenue for certain of our products is derived from multiple-element contracts. The fair value of the revenue elements within these contracts is based on stand-alone pricing for each element.

Reserves for Sales Returns, Discounts, Allowances, Rebates and Distributor Price Protection Programs—We record estimated reductions to revenue for anticipated sales returns as well as customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel and other factors.

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

Restructuring—During 2009, we recorded restructuring charges primarily related to employee severance and the direct costs of exiting leased facilities. Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

Tax Valuation Allowances, Liabilities for Unrecognized Tax Benefits and Other Tax Reserves—We establish an income tax valuation allowance when available evidence indicates that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider the amounts and timing of expected future deductions or carryforwards and sources of taxable income that may enable utilization. We maintain an existing valuation allowance until sufficient positive evidence exists to support its reversal. Changes in the amount or timing of expected future deductions or taxable income may have a material impact on the level of income tax valuation allowances. If we determine that we will not be able to realize all or part of a deferred tax asset in the future, an increase to an income tax valuation allowance would be charged to earnings in the period such determination was made.

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

We establish deferred tax liabilities for the estimated tax cost associated with foreign earnings that we do not consider permanently reinvested. These liabilities are subject to adjustment if we determine that foreign earnings previously considered to be permanently reinvested should no longer be so considered.

We also establish allowances related to value added and similar tax recoverables when it is considered probable that those assets are not recoverable. Changes in the probability of recovery or in the estimates of the amount recoverable are recognized in the period such determination is made and may be material to earnings.

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

Impairment Reviews of Definite-Lived Intangible Assets and Other Long-Lived Assets—Management reviews definite-lived intangible assets, investments and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from our goodwill analysis in that an intangible asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets being evaluated is less than the carrying value of the assets. If the forecasted cash flows are less than the carrying value, then we write down the carrying value to its estimated fair value. Changes in the estimates of forecasted cash flows may cause additional asset impairments, which could result in charges that are material to our results of operations.

Impairment Reviews of Goodwill and Indefinite-Lived Intangible Assets—Goodwill and other intangible assets with indefinite lives are tested for impairment annually as of August 31 for reporting units within the Broadband and Enterprise segments and as of October 1 for reporting units within the ACCG and WNS segments. In addition, these assets are also tested for impairment on an interim basis when events or circumstances indicate there may be a potential impairment. Management assesses potential impairment of the carrying values of these assets based on estimates of future cash flows expected to be derived from these assets, among other considerations. Changes in operating performance, market conditions and other factors may adversely impact estimates of expected future cash flows. Any impairment indicated by this analysis would be measured as the amount by which the carrying value exceeds estimated fair value based on forecasted cash flows, discounted at a rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve significant management judgment and are subject to significant uncertainty.

Goodwill is evaluated at the reporting unit level, which may be the same as a reportable segment or a level below a reportable segment. The goodwill balance as of December 31, 2009 is as follows (in millions):

Reportable Segment	Reporting Unit	Goodwill Balance
ACCG	Cable Products	$380.7
ACCG	Base Station Antennas	172.0
ACCG	Microwave Antennas	154.1
WNS	WNS Services	42.8
WNS	Power Amplifiers	26.9
WNS	Wireless Innovations Group	64.0
Broadband	Broadband	133.6
Enterprise	Enterprise	20.9

Total		$995.0

2008 Goodwill Impairment Charge

During the fourth quarter of 2008, we recorded a goodwill impairment charge of $297.3 million related to reporting units in the ACCG and WNS segments. The 2008 goodwill impairment charge was as follows (in millions):

Reportable Segment	Reporting Unit	2008 Goodwill Impairment Charge
ACCG	Cable Products	$37.1
ACCG	Base Station Antennas	47.1
ACCG	Microwave Antennas	18.6
WNS	WNS Services	106.0
WNS	Power Amplifiers	88.5

Total		$297.3

All of the 2008 goodwill impairment charge recorded for reporting units in the ACCG segment was the result of an increase in the discount rate to 12.5% compared to the 10.5% discount rate used in the purchase price allocation (December 27, 2007). Approximately 17% of the impairment charge recorded for reporting units in the WNS segment was the result of an increase in the discount rate to 14.0% compared to the 12.0% discount rate used in the purchase price allocation. The remainder of the impairment charge resulted from lower projected operating results than those used in the purchase price allocation. In developing projected operating results for use in the 2008 impairment evaluation, we considered the global economic uncertainty and reduced our expected operating income for 2009. Projected operating results for future years were also impacted by the uncertainty that existed, though the timing of projected recoveries varied by reporting unit, based on management estimates.

2009 Interim Goodwill Analysis

During 2009, the Company’s management determined that an indication of potential goodwill impairment existed for the cable products reporting unit in the ACCG segment due to lower than planned revenue and operating income. Accordingly, “step one” impairment tests were performed during the second and third quarters of 2009. Based on the tests no impairment was determined to exist.

2009 Annual Goodwill Analysis

During the third and fourth quarters of 2009, the annual tests of goodwill were performed for each of the reporting units with goodwill balances. The test was performed using a DCF valuation model. The significant assumptions in the DCF models are the annual revenue growth rate, the annual operating income margin, and the discount rate used to determine the present value of the cash flow projections. The revenue growth rate and operating income margin assumptions used in the models are the result of input provided by management of the reporting units. The discount rate was based on the estimated weighted average cost of capital of market participants in each of the industries in which our reporting units operate as of the test date.

A summary of the excess (deficit) of estimated fair value over (under) the carrying value of the reporting unit as a percent of the carrying value as of the annual impairment test dates and the effect of changes in the key assumptions, assuming all other assumptions remain constant, is as follows:

Reportable Segment	Reporting Unit	Excess (Deficit) of Estimated Fair Value Over (Under) the Carrying Value as a Percent of Carrying Value
		Actual Valuation	Decrease of 0.5% in Annual Revenue Growth Rate	Decrease of 0.5% in Annual Operating Income Margin	Increase of 0.5% in Discount Rate
ACCG	Cable Products	1.4%	(2.2)%	(1.1)%	(2.7)%
ACCG	Base Station Antennas	14.1%	9.5%	10.0%	8.8%
ACCG	Microwave Antennas	46.6%	40.6%	42.8%	40.2%
WNS	WNS Services	5.8%	0.7%	3.3%	0.6%
WNS	Power Amplifiers	27.4%	22.2%	20.4%	21.1%
WNS	Wireless Innovations Group	71.3%	63.1%	66.2%	62.7%
Broadband	Broadband	49.0%	43.7%	42.9%	42.9%
Enterprise	Enterprise	253.1%	236.5%	240.9%	235.7%

In response to changes in market conditions, the discount rates used in the 2009 annual test were 0.5% lower for the ACCG, Broadband and Enterprise reporting units and 1.0% lower for the WNS reporting units than the discount rates used in the 2008 test. Had the 2008 discount rates been used for the 2009 annual test, step two of the goodwill impairment test would have been required for the cable products and WNS services reporting units.

While no impairment charges resulted from the analyses performed in 2009, impairment charges may occur in the future in cable products, WNS services or other reporting units due to changes in projected revenue growth rates, projected operating margins or estimated discount rates, among other factors. Historical or projected revenues or cash flows may not be indicative of actual future results. Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional impairments of goodwill and/or other intangible assets, which could result in charges and any such charges could be material to our results of operations and financial position.

Pension and Other Postretirement Benefits—Our pension and other postretirement benefit costs and liabilities are developed from actuarial valuations. Critical assumptions inherent in these valuations include the discount rate, health care cost trend rate, rate of return on plan assets and mortality rates. Assumptions are subject to change each year based on changes in market conditions and in management’s assumptions about future events. Differences between estimated amounts and actual results as well as changes in the critical assumptions may have a material impact on future pension and other postretirement benefit costs and liabilities.

The discount rate enables management to state expected future cash flows as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and generally increases pension expense. We estimate that a 1% decrease in the discount rate would have increased benefit expense in 2009 by $4.6 million. An increase of 1% in the discount rate would have decreased benefit expense in 2009 by $3.8 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 WITH THE YEAR ENDED DECEMBER 31, 2008

	2009		2008		Dollar Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except per share amounts)
Net sales	$3,024.9	100.0%	$4,016.6	100.0%	$(991.7)	(24.7)%
Gross profit	865.4	28.6	1,079.6	26.9	(214.2)	(19.8)
SG&A expense	404.6	13.4	501.8	12.5	(97.3)	(19.4)
R&D expense	107.4	3.6	134.8	3.4	(27.3)	(20.3)
Amortization of purchased intangible assets	85.2	2.8	97.9	2.4	(12.6)	(12.9)
Restructuring costs	20.6	0.7	37.6	0.9	(17.0)	(45.1)
Goodwill and other intangible asset impairments	—	—	397.1	9.9	(397.1)	(100.0)
Net income (loss)	77.8	2.6	(228.5)	(5.7)	306.3	NM
Earnings (loss) per diluted share	0.86		(3.29)

NM – Not meaningful

The results of operations of Andrew for the period from December 27, 2007 through December 31, 2007 are included in our consolidated results of operations for the year ended December 31, 2008.

Net sales

The decrease in net sales during 2009 compared to 2008 is primarily attributable to overall weakness in the global economy. Net sales in all segments and all major geographic regions were negatively affected by the significant economic downturn and difficult business environment. Specific factors that contributed to the decline in net sales were decreased capital spending by telecommunication providers and business enterprises, a slowdown in commercial and residential construction and reductions in distributor and original equipment manufacturer (OEM) inventory levels. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

Gross profit for 2009 decreased by $214.2 million to $865.4 million primarily as a result of the decline in net sales. Also contributing to the decline is the underabsorption of manufacturing overhead as production levels were lowered in response to weaker global demand. Benefits from lower raw material costs were not fully realized due to the higher cost inventory and outstanding purchase commitments that were on hand at the beginning of the year. Gross profit for 2009 includes charges of $21.2 million related to the TruePosition litigation. Gross profit for 2008 was adversely affected by $59.7 million of purchase accounting adjustments, primarily related to the effect on cost of sales of the step-up of the acquired inventory to its estimated fair value less the costs to sell the inventory.

As a result of conforming accounting policies between Andrew and CommScope in 2009, $21.4 million of distribution costs that were originally reflected as cost of sales have been reclassified to selling, general and administrative expense for 2008.

Our gross profit margin for 2009 was 28.6% compared to 26.9% for the prior year. Excluding the charge related to TruePosition litigation, our gross profit margin for 2009 was 29.3%. The gross profit margin for 2008, excluding the impact of the purchase accounting adjustments discussed above, was 28.4%. The adjusted gross profit margin for 2009 is higher than 2008 due to cost reduction efforts, including facility closures, reductions in staffing and the suspension of certain discretionary bonuses.

The timing of a sustained improvement in the overall economic environment remains uncertain. We expect continued volatility in the costs of certain raw materials, particularly copper, aluminum, plastics and other polymers. If raw material costs increase and we delay implementing price increases or are unable to achieve market acceptance of announced or future price increases, gross profit may be adversely affected. Price reductions in response to a significant decline in raw material costs may also have an adverse impact on gross profit.

Selling, general and administrative expense

The decrease in selling, general and administrative expense (SG&A) was primarily due to cost reduction efforts including workforce reductions, lower selling costs due to lower net sales and the suspension of discretionary bonus programs during 2009. Included in SG&A for 2008 is a benefit of $12.2 million related to the release of a liability resulting from the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew. Also included in 2008 are acquisition and integration-related costs of $5.1 million. Although SG&A expense declined in 2009 as compared to 2008, SG&A expense as a percentage of sales increased due to the decreased level of net sales.

Research and development

Research and development (R&D) expense decreased by $27.3 million to $107.4 million during 2009 primarily as a result of cost reduction efforts, including the suspension of discretionary bonus programs during 2009. As a percentage of net sales, R&D expense increased to 3.6% for 2009 as compared to 3.4% for 2008. This increase in R&D expense as a percentage of net sales is due to the decrease in net sales. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Restructuring costs

We recognized pretax restructuring costs of $20.6 million during 2009 compared with $37.6 million during 2008. The 2009 restructuring costs resulted primarily from workforce reductions and facility closures in response to the decline in net sales. The restructuring charges incurred in 2008 resulted from an effort to lower the overall manufacturing cost structure of the Company following the Andrew acquisition.

We anticipate that there will be additional restructuring charges recognized during 2010 as previously announced restructuring initiatives are completed. In January 2010, we announced plans to reduce the workforce in our Omaha facility and to analyze options that include the possible closure of that facility. Additional restructuring initiatives are expected to be announced during 2010 and the resulting charges recognized could be material.

As a result of restructuring and consolidation actions, there is unutilized real estate at various domestic and international facilities, which is carried at the lower of cost or estimated fair value. We are attempting to sell or lease this unutilized space. As a result of additional restructuring initiatives, additional excess real estate or equipment may be identified and impairment charges, which may be material, may be incurred.

Goodwill and other intangible asset impairments

During the three months ended December 31, 2008, we determined that an indication of potential goodwill impairment existed due to the sustained decrease in the Company’s market capitalization to a level below book value along with the consideration of certain 2009 budgeting activities that indicated lower operating results for certain reporting units than had been previously forecasted. Completion of the goodwill impairment analysis resulted in a charge of $297.3 million. Also during the fourth quarter of 2008, we determined that the carrying value of certain identified intangible assets acquired in the acquisition of Andrew were not recoverable. A pretax impairment charge of $96.6 million was recognized primarily related to certain customer relationship intangible assets.

Other expense, net

Foreign exchange losses of $3.4 million are included in net other expense for 2009 compared to losses of $11.7 million for 2008. Losses of $0.5 million and $0.6 million on auction rate securities are also included in net other expense for 2009 and 2008, respectively. Net other expense for 2009 and 2008 includes losses of $8.6 million and $2.8 million, respectively, on the induced conversion of our 1% convertible senior subordinated debentures.

Net interest income (expense)

We incurred net interest expense of $120.8 million during 2009 compared to net interest expense of $130.0 for 2008. During 2009, interest expense includes an $11.3 million charge for the interest make-whole payment related to the conversion of the 3.50% convertible debentures and $7.5 million related to the write off of deferred financing costs in connection with accelerated term loan debt payments. These increases in interest expense are partially offset by a reduction in interest expense resulting from lower outstanding debt balances in 2009 as compared to 2008. Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of deferred financing costs, was 5.83% as of December 31, 2009 compared to 5.45% as of December 31, 2008.

Income taxes

Our effective income tax rate was 32.7% for 2009 compared to 3.4% for 2008. Income tax expense for 2009 includes net benefits of $7.7 million primarily related to the completion of prior year U.S. and foreign income tax returns and the filing of amended returns in various jurisdictions. These net benefits were substantially offset by the impact of non-deductible debt conversion costs. The effective rate excluding the impact of these items was 33.5% for 2009.

Income before income taxes for 2008 includes $397.1 of goodwill and other intangible asset impairment charges for which we have recognized $37.5 million in tax benefits. The 2008 loss before income taxes also includes $28.1 million of charges primarily related to restructuring initiatives for which we do not expect to realize tax benefits. The merger of the legacy Andrew Brazilian entity into the legacy CommScope Brazilian entity resulted in the partial release of valuation allowances carried against the legacy CommScope Brazilian net operating loss carryforwards. This release provided a $5.0 million benefit to our tax provision for 2008. Also included in the income tax provision for 2008 is a benefit of $3.9 million related to the settlement of various U.S. and foreign income tax audits. The effective rate excluding these items was 20.4% for 2008.

The adjusted tax rates for 2009 and 2008 are lower than the U.S. statutory rate, reflecting the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%. The adjusted tax rate for 2009 is higher than 2008 due primarily to the provision of U.S. taxes on a substantial portion of our current year foreign earnings in anticipation of repatriation.

Segment Results

	2009		2008		Dollar Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
Net sales by segment:
ACCG	$1,276.4	42.2%	$1,860.5	46.3%	$(584.1)	(31.4)%
Enterprise	660.6	21.8	885.1	22.0	(224.5)	(25.4)
Broadband	472.9	15.6	590.9	14.7	(118.0)	(20.0)
WNS	617.7	20.4	690.9	17.2	(73.2)	(10.6)
Inter-segment eliminations	(2.7)	—	(10.8)	(0.2)	8.1	NM

Consolidated net sales	$3,024.9	100.0%	$4,016.6	100.0%	$(991.7)	(24.7)%

Total domestic sales	$1,557.7	51.5%	$1,903.8	47.4%	$(346.1)	(18.2)%
Total international sales	1,467.2	48.5	2,112.8	52.6	(645.6)	(30.6)

Consolidated net sales	$3,024.9	100.0%	$4,016.6	100.0%	$(991.7)	(24.7)%

Operating income (loss) by segment:
ACCG	$37.9	3.0%	$47.4	2.5%	$(9.5)	(20.0)%
Enterprise	99.8	15.1	152.1	17.2	(52.3)	(34.4)
Broadband	81.3	17.2	20.3	3.4	61.0	300.5
WNS	28.5	4.6	(309.3)	(44.8)	337.8	NM

Consolidated operating income (loss)	$247.5	8.1%	$(89.5)	(2.2)%	$337.0	NM

NM – Not meaningful

Antenna, Cable and Cabinet Group Segment

The ACCG segment experienced a significant decline in sales in all major geographic regions with particular weakness in the Europe, Middle East and Africa (EMEA) region and the United States for 2009 as compared to 2008. The majority of the decrease in ACCG net sales for 2009 is due to a decline in sales of cable and microwave antenna products. Foreign exchange rates adversely affected sales by 2% for 2009 as compared to 2008.

We expect long-term demand for our ACCG products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services in developed markets. Uncertainty in the global economy may continue to depress capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

The decline in ACCG segment operating income for 2009 as compared to 2008 is primarily the result of lower sales. Also contributing to the decline is the underabsorption of manufacturing overhead as production levels were lowered in response to weaker global demand. Cost reduction efforts, including facility closures, reductions in staffing and the suspension of certain bonuses helped to reduce certain manufacturing costs. Benefits from lower raw material costs were not fully realized due to the higher cost inventory that was still on hand at the beginning of the year and unfavorable raw materials purchase commitments. Also contributing to the decline in operating performance for ACCG compared to 2008 were higher restructuring charges. For 2009, restructuring charges increased $3.4 million as compared to 2008. Operating income for 2008 included $122.6 million of goodwill and other intangible asset impairments and the negative impact of $31.7 million from the step-up of inventory to its estimated fair value as a result of the acquisition of Andrew. As a result of the intangible asset impairment, amortization expense decreased $3.4 million in 2009 as compared to 2008. This decrease was partially offset by $2.0 million of increased amortization expense in 2009 caused by shortening the estimated useful life of a trade name intangible asset.

Enterprise Segment

Enterprise segment net sales decreased in all major geographic regions, particularly in the United States and EMEA, as the global economic recession caused a slowdown in information technology spending for 2009 as compared to 2008. Distributors who sell our products to the end user continued their efforts to lower their inventory levels throughout 2009, which also negatively affected our net sales.

We expect long-term demand for Enterprise products to be driven by the ongoing need for bandwidth and high-performance structured cabling in the enterprise market and to be affected by global information technology spending. The current global economic conditions and an ongoing slowdown in commercial construction activity are expected to continue to negatively affect demand for our products.

The decline in Enterprise segment operating income for 2009 as compared to 2008 is primarily attributable to lower sales volumes. Also contributing to the decline is the underabsorption of manufacturing overhead as production levels were lowered in response to weaker global demand. Cost reduction efforts, including plant closures, reductions in staffing and the suspension of certain bonuses helped to reduce certain manufacturing costs. Benefits from lower raw material costs were not fully realized due to the higher cost inventory that was still on hand at the beginning of the year. For 2009, restructuring charges decreased $4.6 million as compared to 2008. Operating income for 2008 included a benefit of $3.1 million related to the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew.

Broadband Segment

The decrease in net sales of Broadband products for 2009 compared to 2008 primarily resulted from lower international net sales, particularly in EMEA and Central and Latin America (CALA). Net sales to domestic cable system operators were also lower in 2009 as compared to 2008. The slowdown in purchasing by Broadband segment customers is largely attributable to the deterioration in general economic conditions, particularly the residential housing market.

We expect demand for Broadband products to continue to be influenced by the domestic slowdown in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue, though it may be influenced by the deterioration in global economic conditions and the tight credit markets.

The increase in Broadband segment operating income for 2009 reflects a reduction in restructuring charges, the impact of cost reductions resulting from restructuring initiatives, the benefit from the suspension of certain bonuses in 2009, an increase in pricing for certain products implemented during the second half of 2008, the benefits of lower costs for certain raw materials and lower warranty charges. Operating income for 2009 included restructuring charges of $4.6 million as compared to $25.4 million for 2008. Warranty charges for the Broadband segment for 2009 were lower than 2008 by $5.5 million reflecting the resolution of a warranty matter related to a defective product. Broadband segment operating income for 2008 included a $5.5 million benefit related to the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew.

Wireless Network Solutions Segment

WNS segment 2009 net sales decreased in most major geographic regions, particularly in EMEA and CALA, as compared to 2008 net sales. These decreases were partially offset by slight improvement in the Asia Pacific region. The majority of the decrease in WNS net sales for 2009 is due to a decline in sales of filters and power amplifiers. Foreign exchange rates adversely affected sales by 2% for 2009 as compared to 2008. Also contributing to the decline in net sales from 2008 to 2009 is the divestiture in January 2008 of the SatCom product line, which had net sales of $16.0 million for 2008 as compared to $0.8 million for 2009. We expect demand for our WNS products to be positively affected by the continuing expansion of wireless capacity in emerging markets as well as convergence and growth in mobile data services in developed markets. Given that much of the demand for WNS products is driven by large customer projects, quarterly growth in net sales for this segment may be volatile. Current global economic conditions may slow capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

WNS segment operating income increased $337.8 million for 2009 as compared to 2008 primarily due to charges of $274.5 million related to goodwill and other intangible asset impairments included in the operating loss for 2008. As a result of the intangible asset impairment, amortization expense decreased $12.3 million in 2009 as compared to 2008. Also included in the 2008 operating loss is the negative impact of $28.0 million of purchase accounting adjustments related to inventory. Operating income for 2009 benefited from prior cost reduction efforts, improved product mix, lower expenses related to the suspension of certain bonuses and recoveries of accounts receivable that had been previously written off. Offsetting these improvements were charges related to the TruePosition litigation of $21.2 million during 2009. In addition, restructuring charges increased by $5.1 million in 2009 as compared to 2008.

2010 Outlook

CommScope expects gradual improvement in business conditions during 2010; however, the pace of improvement may vary considerably among major geographical regions. Our ability to forecast with normal levels of confidence continues to be negatively affected by economic uncertainty, volatile carrier spending, uncertainties in credit markets, currency fluctuations and commodity cost volatility.

Continued volatility in carrier spending as well as the pricing of commodities and other raw materials could have a significant impact on our net sales and operating profitability. The volatility in commodity prices may reduce gross profit margin if we delay implementing price increases, are unable to achieve market acceptance of future price increases or implement price reductions in response to a rapid decline in these prices.

During 2009, to help counter the negative effect of the unprecedented economic turmoil, the company implemented spending and budget cuts, headcount reductions, a salary freeze and the elimination of certain cash bonuses. During 2010, the Company anticipates returning to more normal business practices, which we expect will result in increased operating expenses.

We have recently reorganized the Company into three new organizations across the existing segments that have global responsibilities for the commercial, supply and technology areas of CommScope. We made these changes in order to improve service to customers, reduce cost and take advantage of what we believe will be significant, long-term global market opportunities. Due to these changes, we expect further restructuring initiatives in 2010, some of which could result in material charges.

We believe that we are well positioned to benefit from improving economic conditions, increased carrier spending and the expanding need for greater bandwidth in wireless, enterprise and broadband networks.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 WITH THE YEAR ENDED DECEMBER 31, 2007

	2008		2007		Dollar Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions, except per share amounts)
Net sales	$4,016.6	100.0%	$1,930.8	100.0%	$2,085.8	108.0%
Gross profit	1,079.6	26.9	589.1	30.5	490.5	83.3
SG&A expense	501.8	12.5	262.2	13.6	239.6	91.4
R&D expense	134.8	3.4	34.3	1.8	100.5	292.8
Amortization of purchased intangible assets	97.9	2.4	5.0	0.3	92.8	NM
Restructuring costs	37.6	0.9	1.0	0.1	36.6	NM
Goodwill and other intangible asset impairments	397.1	9.9	—	—	397.1	NM
Net income (loss)	(228.5)	(5.7)	204.8	10.6	(433.4)	NM
Earnings (loss) per diluted share	(3.29)		2.78

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

Gross profit (net sales less cost of sales)

Gross profit for 2008 increased by $490.5 million to $1,079.6 million primarily due to the acquisition of Andrew. Gross profit for 2008 was adversely affected by $59.7 million of purchase accounting adjustments, primarily related to the effect on cost of sales of the step-up of the acquired inventory to its estimated fair value less the costs to sell the inventory. Cost of sales for 2008 includes amortization of purchased intangibles of $15.5 million as compared to $3.3 million for 2007.

Our gross profit margin for 2008 was 26.9% compared to 30.5% for the prior year. The gross profit margin for 2008, excluding the impact of the purchase accounting adjustments and incremental amortization expense discussed above, was 28.7%. The adjusted gross profit margin for 2008 is lower than 2007 reflecting legacy Andrew products whose historical gross profit margins were lower than those of CommScope and a reduction in certain legacy CommScope product lines, particularly in the Broadband segment (see the section titled “Segment Results” below).

Selling, general and administrative expense

The increase in selling, general and administrative expense (SG&A) was primarily due to the acquisition of Andrew. Included in SG&A for 2008 is a benefit of $12.2 million related to the release of a liability resulting from the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew. Also included in 2008 are acquisition and integration related costs of $5.1 million. The reduction in SG&A expense as a percentage of net sales is a result of the higher sales levels and reflects cost savings synergies.

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

In 2008, we announced the consolidation of certain legacy Andrew cable and antenna production operations, which will result in the closure of locations in the Stratford, England area and changes at other facilities. The costs associated with this initiative ($22.7 million) are recognized as an adjustment to the purchase price allocation.

Goodwill and other intangible asset impairments

During the three months ended December 31, 2008, we determined that an indication of potential goodwill impairment existed due to the sustained decrease in the Company’s market capitalization to a level below book value along with the consideration of certain 2009 budgeting activities that indicated lower operating results for certain reporting units than had been previously forecasted. Completion of the goodwill impairment analysis resulted in a charge of $297.3 million. Also during the fourth quarter of 2008, we determined that the carrying value of certain identified intangible assets acquired in the acquisition of Andrew were not recoverable. A pretax impairment charge of $96.6 million was recognized primarily related to certain customer relationship intangible assets.

Other expense, net

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

	Actual				Pro Forma
	2008		2007		2007		Dollar Change	% Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(dollars in millions)
Net sales by segment:
ACCG	$1,860.5	46.3%	$407.6	21.1%	$1,812.3	43.7%	$48.2	2.7%
Enterprise	885.1	22.0	899.4	46.6	899.4	21.7	(14.3)	(1.6)
Broadband	590.9	14.7	625.3	32.4	625.3	15.0	(34.4)	(5.5)
WNS	690.9	17.2	—	—	814.4	19.6	(123.5)	(15.2)
Inter-segment eliminations	(10.8)	(0.2)	(1.5)	(0.1)	(1.5)	—	(9.3)	NM

Consolidated net sales	$4,016.6	100.0%	$1,930.8	100.0%	$4,149.9	100.0%	$(133.3)	(3.2)%

Total domestic sales	$1,903.8	47.4%	$1,301.4	67.4%	$2,120.2	51.1%	$(216.4)	(10.2)%
Total international sales	2,112.8	52.6	629.4	32.6	2,029.7	48.9	83.1	4.1

Consolidated net sales	$4,016.6	100.0%	$1,930.8	100.0%	$4,149.9	100.0%	$(133.3)	(3.2)%

Operating income (loss) by segment:
ACCG	$47.4	2.5%	$63.9	15.7%	$163.4	9.0%	$(116.0)	(71.0)%
Enterprise	152.1	17.2	151.4	16.8	151.4	16.8	0.7	0.5
Broadband	20.3	3.4	71.2	11.4	71.2	11.4	(50.9)	(71.5)
WNS	(309.3)	(44.8)	—	—	(255.6)	(31.4)	(53.7)	NM

Consolidated operating income (loss)	$(89.5)	(2.2)%	$286.5	14.8%	$130.4	3.1%	$(219.9)	NM

NM – Not meaningful

Antenna, Cable and Cabinet Group Segment

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

Operating income for the ACCG segment for 2008 includes $122.6 million of goodwill and other intangible asset impairments, approximately $67.2 million of incremental intangible asset amortization expense resulting from the purchase price allocation from the Andrew acquisition and the negative impact of $31.7 million from the step-up of inventory to its estimated fair value as a result of the application of purchase accounting to the acquisition of Andrew. These increased costs were partially offset by a $3.6 million benefit related to the alignment of certain employee benefit policies between legacy CommScope and legacy Andrew. Operating income for 2008 and pro forma operating income for 2007 include $3.3 million and $23.9 million, respectively, for acquisition-related costs. Excluding these special items, ACCG operating income increased in 2008 as compared to pro forma 2007 primarily due to improved performance of the segment’s wireless products, cost reductions and the benefit of the price increases for selected cable products. These improvements were somewhat offset by weaker wireline operating income in the current year periods due to declining sales.

Enterprise Segment

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

Broadband Segment

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

Wireless Network Solutions Segment

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

Operating income for the WNS segment for 2008 includes charges of $274.5 million related to goodwill and other intangible asset impairments, approximately $23.5 million of incremental intangible asset amortization expense resulting from the purchase price allocation of the Andrew acquisition and the negative impact of $28.0 million from inventory-related purchase accounting adjustments resulting from the acquisition of Andrew. Operating income for 2008 and pro forma operating income for 2007 include $1.5 million and $60.4 million, respectively, for litigation charges and acquisition-related costs. WNS operating income for 2008 has been favorably affected by reduced SatCom losses as a result of the sale of the SatCom product line as well as the restructuring of our relationship with Nokia Siemens Networks for custom filter production.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources:

	2009	2008	Dollar Change	% Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$702.9	$412.1	290.8	70.6%
Working capital, excluding cash, cash equivalents, short-term investments and current portion of long-term debt	593.7	747.1	(153.4)	(20.5)
Availability under revolving credit facility	358.8	203.3	155.5	76.5
Long-term debt, including current portion	1,544.5	2,041.8	(497.3)	(24.4)
Total capitalization(1)	3,093.5	3,050.1	43.3	1.4
Long-term debt as a percentage of total capitalization	49.9%	66.9%

(1)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

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

Of the increase in cash, cash equivalents and short-term investments during 2009, $483.6 million was provided by operating activities, primarily resulting from income from operations and the reduction of working capital, excluding cash, cash equivalents and short-term investments and the current portion of long-term debt. Also contributing to the increase in cash, cash equivalents and short-term investments during 2009 was the issuance of $387.5 million of convertible debentures and notes and net proceeds of $220.1 million from the issuance of common stock. These increases were partially offset by principal payments of $581.8 million on our senior secured term loans and $175.5 million disbursed to redeem the outstanding 1% convertible senior subordinated debentures.

The decrease in long-term debt was primarily the result of the principal payments made on our senior secured term loans and the conversion into common stock or redemption of the outstanding 1% convertible senior subordinated debentures. These decreases in long-term debt were partially offset by the issuance of $287.5 million of 3.25% senior subordinated convertible notes. Although our total capitalization was relatively unchanged from December 31, 2008 to December 31, 2009, long-term debt as a percentage of total capitalization declined primarily due to the repayment of long-term debt and the issuance of common stock.

Cash Flow Overview

	2009	2008	Dollar Change	% Change
	(dollars in millions)
Net cash provided by operating activities	$483.6	$361.9	$121.7	33.6%
Net cash used in investing activities	(72.0)	(107.4)	35.4	(33.0)
Net cash used in financing activities	(167.7)	(472.6)	304.8	(64.5)

Operating Activities

During 2009, operating activities generated $483.6 million in cash compared to $361.9 million during 2008. During 2009, net income of $77.8 million, depreciation and amortization of $204.4 million, a reduction in net inventory of $146.7 million and a reduction in net accounts receivable of $114.1 million were partially offset by a reduction of $98.5 million in accounts payable and other liabilities that included payments under annual bonus plans for 2008 and payments of restructuring costs. The decline in inventory is primarily attributable to tighter inventory management practices in response to the decline in sales. The decline in accounts receivable is primarily attributable to the decline in net sales in 2009 as compared to 2008.

Investing Activities

Investment in property, plant and equipment during 2009 decreased by $17.0 million year over year to $40.9 million as we limited capital spending to conserve cash in response to the uncertain global economic environment. The capital spending during 2009 was primarily for expanding and upgrading production capability in certain facilities, cost reduction efforts, software capitalization and investments in information technology. We expect capital expenditures of $50 million to $60 million in 2010.

During 2009, we purchased $40.5 million in short-term investments and received proceeds of $4.1 million from the sale of auction rate securities.

During 2009 and 2008, we paid $1.1 million and $61.4 million, respectively, in connection with acquisition activities. The payments were primarily related to the Andrew acquisition.

Financing Activities

During 2009, we completed two senior subordinated convertible debt issuances and a common stock offering of 10.5 million shares of CommScope common stock. In March 2009, we issued $100 million of 3.50% convertible senior subordinated debentures. In May 2009, we issued $287.5 million of 3.25% senior subordinated convertible notes and received net proceeds of $220.1 million from the common stock offering.

In February 2009, we issued 1.7 million shares of CommScope common stock in connection with the negotiated conversion of $24.0 million in face value of our 1% convertible senior subordinated debentures. In June 2009, the 3.50% convertible senior subordinated debentures were converted into 10.4 million shares of CommScope common stock (9.935 million shares related to the original conversion ratio and 0.443 million shares for the interest make-whole payment). Both of these conversions are reflected as non-cash transactions.

During 2009, we paid $175.5 million to redeem the remaining 1% convertible senior subordinated debentures. We also repaid $581.8 million of our senior secured term loans during 2009, including $171.6 million for the annual excess cash flow payment for 2008.

As of December 31, 2009, our remaining availability under the $400 million revolving credit portion of the senior secured credit facilities was $358.8 million, reflecting letters of credit issued and compliance with the leverage ratio under the terms of the senior secured credit facilities.

Future Cash Needs

We expect that our primary future cash needs will be debt service (including the annual excess cash flow payment that is required during the first quarter of each year under our senior secured term loans), funding working capital requirements, capital expenditures, paying restructuring costs, disposition of new or pending litigation and funding pension and other postretirement benefit obligations. We estimate that the required excess cash flow payment due in the first quarter of 2010 will be approximately $129 million. We may also make voluntary debt repayments during 2010. We made contributions of $17.1 million to our pension and other postretirement benefit plans during 2009 and currently expect to make additional contributions of at least $7.2 million during 2010. As of December 31, 2009, our Consolidated Balance Sheet reflects a significant unfunded obligation related to pension and other postretirement benefits. To achieve funding levels required under the Pension Protection Act of 2006 and similar requirements outside the U.S., we expect to make contributions in future years and these contributions could be material. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations. We may also pursue selected strategic acquisition opportunities, which may impact our future cash requirements.

In connection with our senior secured credit facilities, we are required to comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which we must comply at all times. As of December 31, 2009, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of December 31, 2009 were 5.05 to 1.0 and 3.04 to 1.0, respectively. Beginning with the quarter ending September 30, 2010, the minimum interest coverage ratio increases to 4.50 to 1.0 and the maximum consolidated leverage ratio decreases to 3.25 to 1.0. Beginning with the quarter ending September 30, 2011, the minimum interest coverage ratio increases further to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases further to 2.50 to 1.0. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of December 31, 2009.

If we are unable to comply with these covenants, we will be in default under our senior secured credit facilities, which could result in, among other things, the outstanding balance of our loans becoming due and payable immediately, a material increase in the interest rate and further restrictions on our operational and financial flexibility.

We believe that our existing cash, cash equivalents and short-term investments and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2009 (in millions):

	Total Payments Due	Amount of Payments Due per Period
Contractual Obligations		2010	2011-2012	2013-2014	Thereafter
Long-term debt, including current maturities(a)	$1,544.5	$140.8	$75.1	$1,040.1	$288.5
Interest on long-term debt(a)(b)	229.1	79.9	92.2	52.3	4.7
Operating leases	137.6	31.0	36.1	21.9	48.6
Purchase obligations(c)	19.7	19.7	—	—	—
Pension and other postretirement benefit liabilities(d)	56.9	7.2	9.3	10.2	30.2
Unrecognized tax benefits(e)	—	—	—	—	—

Total contractual obligations	$1,987.8	$278.6	$212.7	$1,124.5	$372.0

(a)	The mandatory excess cash flow payment due in March 2010 is reported as due in less than one year. No other prepayment or redemption of any of our long-term debt balances has been assumed. Refer to Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding the terms of our long-term debt agreements.
(b)	Interest on long-term debt includes the estimated impact of our interest rate swap based upon the forward rate curve in effect as of December 31, 2009. Interest on variable rate debt is estimated based upon rates in effect as of December 31, 2009.

(c)	Purchase obligations include minimum amounts owed under take-or-pay or requirements contracts. Amounts covered by open purchase orders are excluded as there is no contractual obligation until goods or services are received.
(d)	Amounts reflect expected payments under the postretirement benefit plans through 2019 (see Note 10 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K). Although there is no contractual obligation to make pension contributions, expected 2010 contributions of $3.0 million have been reflected above.
(e)	Due to the uncertainty in predicting the timing of tax payments related to our unrecognized tax benefits, $64.3 million has been excluded from the presentation. In less than one year, we believe it is reasonably possible that tax positions resulting in unrecognized tax benefits of $4.0 million to $6.0 million will be settled, mainly as a result of the completion of audits or the lapse of statutes of limitations in various jurisdictions, and payment of some or all of the unrecognized tax benefits may be required (see Note 11 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K).

EFFECTS OF INFLATION AND CHANGING PRICES

We continually attempt to minimize any effect of inflation on earnings by controlling our operating costs and adjusting our selling prices. The principal raw materials purchased by us (copper, aluminum, steel, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as they are influenced by commodity markets. Prices for copper, fluoropolymers and certain other polymers derived from oil and natural gas have become highly volatile over the last several years. As a result, we have increased our prices for certain products and may have to increase prices again in the future. To the extent that we are unable to pass on cost increases to customers without a significant decrease in sales volume or must implement price reductions in response to a rapid decline in raw material costs, these cost changes could have a material adverse impact on the results of our operations.

ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2009, the FASB issued authoritative guidance regarding the consolidation of variable interest entities. This update is effective and will be implemented on January 1, 2010. It is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009, the FASB ratified the final consensuses reached by the Emerging Issues Task Force regarding revenue arrangements with multiple deliverables and software revenue recognition. The consensus reached on arrangements with multiple deliverables addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The consensus reached on software revenue recognition will exclude products containing both software and non-software components that function together to deliver the product’s essential functionality from the scope of current revenue recognition guidance for software products. Although these consensuses are effective for the Company as of January 1, 2011, early adoption is permitted with expanded disclosures and application of the adjustments to the beginning of the fiscal year of adoption. The Company is currently assessing the timing of adoption. The Company expects to adopt these consensuses on a prospective basis which would impact the timing of revenue recognition for all new agreements entered into or materially modified after January 1 of the year of adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. We may utilize derivative financial instruments, among other methods, to hedge some of these exposures. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The table below summarizes the combined interest and principal payments associated with our variable rate debt (mainly the variable rate term loans) and interest rate swap (see Notes 7 and 8 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K). The principal payments presented below are based on scheduled maturities (including the estimated excess cash flow payment of $129.0 million that is expected to be paid in March 2010). The interest payments presented below assume the interest rate in effect as of December 31, 2009 and include the impact of the interest rate swap, which serves to fix a portion of the interest payments on our variable rate debt. The projected future payments on the interest rate swap reflected in the table below are based on the forward interest rate curve in effect as of the date of the table. Settlement of the fair value of this hedging instrument as of December 31, 2009 would have resulted in a loss of approximately $27.0 million, net of tax. Substantially all of the unrealized loss on this cash flow hedge is included in accumulated other comprehensive income (loss). The impact of a 1% increase in interest rates on projected future interest payments related to the unhedged portions of the term loans is also included in the table below.

	For the year ended December 31,					There- after	Total	Fair Value
	2010	2011	2012	2013	2014
Principal and interest payments on variable rate debt	$211.4	$55.2	$93.5	$341.7	$732.1	$0.8	$1,434.7	$1,215.1
Average interest rate	5.95%	4.05%	2.65%	2.69%	2.73%	2.97%
Interest rate swap payments	$35.3	$7.9	$—	$—	$—	$—	$43.2	$42.9
Impact of a 1% increase in interest rates	$1.9	$7.1	$10.8	$8.8	$3.6	$—	$32.2

We also have $287.5 million aggregate principal amount of fixed rate convertible notes outstanding. The fair value of these notes is subject to fluctuations as our stock price and interest rates change. The table below summarizes our expected interest and principal payments related to our fixed rate debt as well as the fair value of these instruments at December 31, 2009. We also assume in the table below that our 3.25% convertible notes will not be redeemed until their scheduled maturity in 2015, although the noteholders have an option to require us to repurchase them before their scheduled maturity under certain circumstances. The fair value of our 3.25% convertible notes is based on quoted market prices.

	For the year ended December 31,					There- after	Total	Fair Value
	2010	2011	2012	2013	2014
Principal and interest payments on fixed rate debt	$9.3	$9.3	$9.3	$9.3	$9.3	$292.4	$338.9	$342.1
Average interest rate	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%

Foreign Currency Risk

Approximately 49% and 53% of our 2009 and 2008 net sales, respectively, were to customers located outside the U.S. Significant changes in foreign currency exchange rates could adversely affect our international sales levels and the related collection of amounts due. In addition, a significant decline in the value of currencies used in certain regions of the world as compared to the U.S. dollar could adversely affect product sales in those regions because our products may become more expensive for those customers to pay for in their local currency. Conversely, significant increases in the value of currencies as compared to the U.S. dollar could adversely affect profitability as certain product costs increase relative to a U.S. dollar-denominated sales price. The foreign currencies to which we have the greatest exposure include the euro, Chinese yuan, the Indian rupee and the Brazilian real. We continue to evaluate alternatives to help us reasonably manage the market risk related to foreign currency exposures.

We also use derivative instruments such as forward exchange contracts to manage the risk of foreign currency fluctuations. These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2009 or 2008.

Commodity Price Risk

Materials, in their finished form, account for a large portion of our cost of sales. These materials, such as copper, aluminum, steel, plastics and other polymers, bimetals and optical fiber, are subject to changes in market price as they are influenced by commodity markets and supply and demand levels, among other factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. As of December 31, 2009, we evaluated our commodity pricing exposures and concluded that it was not currently practical to use derivative financial instruments to hedge our current commodity price risks. However, in response to volatility in the commodity markets, we have entered into forward purchase commitments for certain metals to be used in the normal course of business. As of December 31, 2009, we were obligated to purchase approximately $19.7 million of metals under take-or-pay contracts through the first quarter of 2010 that we expect to take and consume in the normal course of operations. Most of these commitments were at prices below market prices as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CommScope, Inc.

We have audited the accompanying consolidated balance sheets of CommScope, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule, “Schedule II – Valuation and Qualifying Accounts,” listed in the Index at Item 8 for each of the two years in the period ended December 31, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2009 and 2008 financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommScope, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommScope, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CommScope, Inc.

We have audited the consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2007 of CommScope, Inc. and subsidiaries (the “Company”). Our audit also included the financial statement schedule listed in the Index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina February 28, 2008

CommScope, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net sales	$3,024,859	$4,016,561	$1,930,763

Operating costs and expenses:
Cost of sales	2,159,455	2,936,939	1,341,676
Selling, general and administrative	404,562	501,820	262,203
Research and development	107,447	134,777	34,312
Amortization of purchased intangible assets	85,217	97,863	5,027
Restructuring costs	20,645	37,600	1,002
Goodwill and other intangible asset impairments	—	397,093	—

Total operating costs and expenses	2,777,326	4,106,092	1,644,220

Operating income (loss)	247,533	(89,531)	286,543
Other expense, net	(11,227)	(16,865)	(1,356)
Interest expense	(125,400)	(148,860)	(8,791)
Interest income	4,648	18,811	22,663

Income (loss) before income taxes	115,554	(236,445)	299,059
Income tax (expense) benefit	(37,755)	7,923	(94,218)

Net income (loss)	$77,799	$(228,522)	$204,841

Earnings (loss) per share:
Basic	$0.91	$(3.29)	$3.34
Diluted	$0.86	$(3.29)	$2.78
Weighted average shares outstanding:
Basic	85,091	69,539	61,313
Diluted	96,600	69,539	74,674

See notes to consolidated financial statements.

CommScope, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$662,440	$412,111
Short-term investments	40,465	—

Total cash, cash equivalents and short-term investments	702,905	412,111

Accounts receivable, less allowance for doubtful accounts of $16,572 and $19,307, respectively	598,959	695,820
Inventories, net	314,047	450,310
Prepaid expenses and other current assets	61,435	70,778
Deferred income taxes	67,610	81,024

Total current assets	1,744,956	1,710,043

Property, plant and equipment, net	412,388	468,140
Goodwill	995,037	997,257
Other intangibles, net	721,390	821,128
Other noncurrent assets	67,545	66,192

Total Assets	$3,941,316	$4,062,760

Liabilities and Stockholders’ Equity
Accounts payable	$200,869	$244,273
Other accrued liabilities	247,447	306,537
Current portion of long-term debt	140,810	374,498

Total current liabilities	589,126	925,308

Long-term debt	1,403,668	1,667,286
Deferred income taxes	143,132	150,357
Pension and postretirement benefit liabilities	134,770	164,075
Other noncurrent liabilities	121,637	147,376

Total Liabilities	2,392,333	3,054,402

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at December 31, 2009 and December 31, 2008	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued and outstanding shares: 94,217,797 at December 31, 2009 and 70,798,864 at December 31, 2008	1,046	811
Additional paid-in capital	1,361,156	969,976
Retained earnings	394,884	317,085
Accumulated other comprehensive loss	(58,434)	(132,411)
Treasury stock, at cost: 10,348,195 shares at December 31, 2009 and 10,312,088 shares at December 31, 2008	(149,669)	(147,103)

Total Stockholders’ Equity	1,548,983	1,008,358

Total Liabilities and Stockholders’ Equity	$3,941,316	$4,062,760

See notes to consolidated financial statements.

CommScope, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net income (loss)	$77,799	$(228,522)	$204,841
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	204,352	218,602	49,507
Equity-based compensation	27,506	18,879	10,233
Excess tax benefits from equity-based compensation	(401)	(6,234)	(16,688)
Non-cash interest expense on 3.50% convertible debentures	12,004	—	—
Loss on conversion of debt securities	8,649	2,761	—
Goodwill and other intangible asset impairments	—	397,093	—
Deferred income taxes	(16,774)	(108,007)	(11,476)
Changes in assets and liabilities:
Accounts receivable	114,139	59,099	(8,885)
Inventories	146,733	80,016	(5,564)
Prepaid expenses and other current assets	12,746	15,151	(10,665)
Accounts payable and other accrued liabilities	(98,456)	(108,793)	13,744
Other noncurrent liabilities	215	4,191	6,408
Other noncurrent assets	(1,739)	14,873	4,155
Other	(3,143)	2,812	4,315

Net cash provided by operating activities	483,630	361,921	239,925

Investing Activities:
Additions to property, plant and equipment	(40,861)	(57,824)	(27,892)
Proceeds from disposal of fixed assets	4,630	8,017	10,962
Proceeds from sale of product lines	—	8,869	—
Cash paid for acquisitions	(1,138)	(61,410)	(2,081,977)
Net proceeds from (purchases of) short-term investments	(40,465)	—	146,068
Other	5,883	(5,012)	—

Net cash used in investing activities	(71,951)	(107,360)	(1,952,839)

Financing Activities:
Proceeds from issuance of long-term debt	388,125	—	2,100,000
Principal payments on long-term debt	(761,905)	(484,311)	(34,100)
Net proceeds from the issuance of common stock	220,128	—	—
Long-term debt financing costs	(12,590)	(5,799)	(33,845)
Proceeds from the issuance of common shares under equity-based compensation plans	1,083	12,867	35,450
Excess tax benefits from equity-based compensation	401	6,234	16,688
Common shares repurchased under equity-based compensation plans	(2,982)	(1,568)	—

Net cash (used in) provided by financing activities	(167,740)	(472,577)	2,084,193

Effect of exchange rate changes on cash	6,390	(19,324)	2,130

Change in cash and cash equivalents	250,329	(237,340)	373,409
Cash and cash equivalents, beginning of year	412,111	649,451	276,042

Cash and cash equivalents, end of year	$662,440	$412,111	$649,451

See notes to consolidated financial statements.

CommScope, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

(In thousands, except share amounts)

	Year Ended December 31,
	2009	2008	2007
Number of common shares outstanding:
Balance at beginning of period	70,798,864	66,870,029	59,734,533
Issuance of shares for conversion of convertible debentures	12,092,790	2,879,841	—
Issuance of shares for stock offering	10,465,000	—	—
Issuance of shares under equity-based compensation plans	572,075	1,161,082	1,993,443
Shares repurchased under equity-based compensation plans	(115,859)	(112,088)	—
Issuance of shares to employee benefit plan	404,927	—	—
Issuance of shares to Andrew Corporation shareholders	—	—	5,142,053

Balance at end of period	94,217,797	70,798,864	66,870,029

Common stock:
Balance at beginning of period	$811	$770	$699
Issuance of shares for conversion of convertible debentures	121	29	—
Issuance of shares for stock offering	104	—	—
Equity-based compensation	6	12	20
Issuance of shares to employee benefit plan	4	—	—
Issuance of shares to Andrew Corporation shareholders	—	—	51

Balance at end of period	$1,046	$811	$770

Additional paid-in capital:
Balance at beginning of period	$969,976	$856,452	$532,344
Issuance of shares for conversion of convertible debentures	142,584	76,609	—
Issuance of shares for stock offering	220,024	—	—
Equity-based compensation	18,461	31,734	45,663
Issuance of shares to employee benefit plan	10,780	—	—
Tax (deficiency) benefit from shares issued under equity-based compensation plans	(669)	5,181	16,688
Issuance of shares to Andrew Corporation shareholders	—	—	254,994
Fair value of stock options issued to former Andrew Corporation option holders	—	—	6,763

Balance at end of period	$1,361,156	$969,976	$856,452

Retained earnings:
Balance at beginning of period	$317,085	$545,607	$346,821
Net income (loss)	77,799	(228,522)	204,841
Impact of adopting new accounting standard	—	—	(6,055)

Balance at end of period	$394,884	$317,085	$545,607

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(132,411)	$22,714	$4,775
Other comprehensive income (loss), net of tax	73,977	(155,125)	17,939

Balance at end of period	$(58,434)	$(132,411)	$22,714

Treasury stock, at cost:
Balance at beginning of period	$(147,103)	$(145,535)	$(145,535)
Net shares repurchased under equity-based compensation plans	(2,566)	(1,568)	—

Balance at end of period	$(149,669)	$(147,103)	$(145,535)

Total stockholders’ equity	$1,548,983	$1,008,358	$1,280,008

CommScope, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)—(Continued)

(In thousands, except share amounts)

	Year Ended December 31,
	2009	2008	2007
Comprehensive income (loss):
Net income (loss)	$77,799	$(228,522)	$204,841
Other comprehensive income (loss), net of tax:
Foreign currency gain (loss)	37,843	(71,655)	7,928
Gain (loss) on derivative financial instruments	17,438	(41,288)	(3,648)
Gain (loss) on available-for-sale investments	825	(825)	—
Defined benefit plans:
Change in unrecognized actuarial gain (loss)	15,478	(37,902)	13,095
Change in unrecognized net prior service credit (cost)	2,345	(3,675)	540
Change in unrecognized transition obligation	48	220	24

Total other comprehensive income (loss), net of tax	73,977	(155,125)	17,939

Total comprehensive income (loss)	$151,776	$(383,647)	$222,780

See notes to consolidated financial statements.

CommScope, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Unless Otherwise Noted)

1.    BACKGROUND AND DESCRIPTION OF THE BUSINESS

CommScope, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a world leader in infrastructure solutions for communication networks. Through its Andrew Solutions™ brand, the Company is a global leader in radio frequency subsystem solutions for wireless networks. Through its SYSTIMAX® and Uniprise® brands, CommScope is also a world leader in network infrastructure solutions for business enterprise applications. CommScope is also the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL), fiber-to-the-node and wireless applications.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include CommScope and its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents represent deposits in banks and cash invested temporarily in various instruments with a maturity of three months or less at the time of purchase.

Short-term Investments

Short-term investments consist of marketable debt securities maturing within one year. These investments are classified as held-to-maturity and are recorded at amortized cost.

Short-term investments are regularly reviewed for impairment, based on criteria that include the extent to which the carrying value exceeds the fair value, the duration of the market decline, the Company’s ability and intent to hold the investment to its expected recovery and the financial strength of the issuer of the security. As of December 31, 2009, there were no investment securities that were considered impaired.

Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) basis. Costs such as idle facility expense, excessive spoilage and rehandling costs are recognized as expenses as incurred. The Company maintains reserves to reduce the value of inventory to the lower of cost or market, including reserves for excess and obsolete inventory.

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

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Goodwill and Other Intangible Assets

Goodwill is assigned to reporting units, which are generally one level below the operating segment level, based on the difference between the purchase price as allocated to the reporting units and the estimated fair value of the identified net assets acquired as allocated to the reporting units. Purchased intangible assets with finite lives are carried at their estimated fair values at the time of acquisition less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets (see Note 4). Amortization related to intangible assets utilized in the production of goods is included within cost of sales.

Impairment of Long-Lived Assets

Goodwill and other intangible assets with indefinite lives are tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of these intangibles may no longer be recoverable.

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are carried at estimated fair value.

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

The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. taxes have been provided was $637.7 million as of December 31, 2009. In addition, the Company does not provide for U.S. taxes related to the foreign currency transaction gains and losses on its long-term intercompany loans with foreign subsidiaries. These loans are not expected to be repaid in the foreseeable future, and the foreign currency gains and losses are therefore recorded to accumulated other comprehensive income (loss).

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

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Certain customer arrangements include sales of software and services. Revenue for software products is recognized based on the timing of customer acceptance of the specific revenue elements. The fair value of each revenue element is determined based on vendor-specific objective evidence of fair value determined by stand-alone pricing of each element. These contracts typically contain post-contract support (PCS) services which are sold both as part of a bundled product offering and as a separate contract. Revenue for PCS services is recognized ratably over the term of the PCS contract. Other service revenue is typically recognized when the service is performed.

Revenue for certain of the Company’s products is derived from multiple-element contracts. The fair value of the revenue elements within these contracts is based on stand-alone pricing for each element.

Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances, returns and rebates. In addition, accruals are established for price protection programs with distributors at the time the related revenue is recognized. These estimates and reserves are determined based upon historical experience, contract terms, inventory levels in the distributor channel and other related factors. Adjustments are recorded when circumstances indicate revisions may be necessary.

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

Shipping and Handling Costs

CommScope includes shipping and handling costs billed to customers in net sales and includes the costs incurred to transport product to customers as cost of sales. Certain internal handling costs, which relate to activities to prepare goods for shipment, are recorded in selling, general and administrative expense and were approximately $24.7 million in 2009, $29.2 million in 2008 and $7.3 million in 2007.

As a result of conforming accounting policies between Andrew Corporation (Andrew) and CommScope following the acquisition of Andrew in December 2007, $21.4 million of distribution costs that were originally reflected as cost of sales have been reclassified to selling, general and administrative expense for 2008.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $8.5 million in 2009, $15.4 million in 2008 and $3.8 million in 2007.

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

In December 2007, the Company entered into an interest rate swap designated as a cash flow hedge to mitigate the cash flow effects of interest rate fluctuations on interest expense for a portion of its variable-rate debt instruments. At December 31, 2008, the Company had a cross-currency swap designated as a fair value hedge. The cross-currency swap agreement matured in December 2009. The Company also uses derivative instruments such as forward exchange contracts to manage the risk of foreign currency fluctuations. These instruments are not leveraged and are not held for trading or speculation. These contracts are not designated as hedges for accounting purposes and are marked to market each period through earnings and, as such, there were no unrecognized gains or losses as of December 31, 2009 or 2008. See Note 8 for further disclosure related to the derivative instruments and hedging activities.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The Company has elected and documented the use of the normal purchases and sales exception for normal purchase and sales contracts that meet the definition of a derivative financial instrument.

Foreign Currency Translation

For the years ended December 31, 2009, 2008 and 2007, approximately 49%, 53% and 33%, respectively, of the Company’s net sales were to customers located outside the U.S. A portion of these sales were denominated in currencies other than the U.S. dollar, particularly sales from the Company’s foreign subsidiaries. The financial position and results of operations of certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded to accumulated other comprehensive income (loss).

Aggregate foreign currency transaction gains and losses of the Company and its subsidiaries, such as those resulting from the settlement of receivables or payables and short-term intercompany advances in a currency other than the subsidiary’s functional currency, are recorded currently in earnings and resulted in gains (losses) of $(3.4) million, $(11.7) million, and $0.5 million during 2009, 2008 and 2007, respectively. Foreign currency transaction gains and losses related to long-term intercompany loans that are not expected to be settled in the foreseeable future are recorded to accumulated other comprehensive income (loss).

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

Below is a reconciliation of earnings and weighted average common shares and potential common shares outstanding for calculating diluted earnings (loss) per share:

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss) for basic earnings (loss) per share	$77,799	$(228,522)	$204,841
Effect of assumed conversion of convertible debt(a)	5,117	—	2,516

Income (loss) applicable to common shareholders for diluted earnings (loss) per share	$82,916	$(228,522)	$207,357

Denominator:
Weighted average number of common shares outstanding for basic earnings (loss) per share	85,091	69,539	61,313
Effect of dilutive securities:
Employee stock options(b)(c)	455	—	1,374
Restricted stock units and performance share units(b)	776	—	487
Convertible debt(a)(b)	10,278	—	11,500

Weighted average number of common and potential common shares outstanding for diluted earnings (loss) per share	96,600	69,539	74,674

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

(a)	Incremental interest expense (after tax) and shares associated with convertible debt.
(b)	The calculation of diluted earnings (loss) per share for the year ended December 31, 2008 excludes the dilutive effect of stock options (0.8 million shares), restricted stock units and performance share units (0.7 million shares), and convertible debt (9.7 million shares) because they would have decreased the loss per share.
(c)	Options to purchase approximately 1.1 million and 1.0 million common shares were excluded from the computation of diluted earnings (loss) per share, for the years ended December 31, 2009 and 2008, respectively, because they would have been antidilutive. No options to purchase common shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2007. For additional information regarding employee stock options, see Note 12.

Equity-Based Compensation

The estimated fair value of stock awards that are ultimately expected to vest is recognized as expense over the requisite service periods. The Company records deferred tax assets related to compensation expense for awards that are expected to result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it expects to receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and actual tax deductions reported on the Company’s income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statements of Operations as additional income tax expense (if the deferred tax asset exceeds the tax deduction and no excess additional paid-in capital exists from previous awards).

Tax benefits of $0.4 million, $6.2 million and $16.7 million resulting from the exercise of stock options that were vested as of the adoption of ASC Topic 718 (formerly SFAS No. 123(R), Share-Based Payment) were classified as financing cash inflows for the years ended December 31, 2009, 2008 and 2007, respectively.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and their underlying assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other objective sources. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts; reserves for sales returns, discounts, allowances, rebates and distributor price protection programs; inventory excess and obsolescence reserves; product warranty reserves and other contingent liabilities; tax valuation allowances and liabilities for unrecognized tax benefits; purchase price allocations; impairment reviews for investments, fixed assets, goodwill and other intangibles; and pension and other postretirement benefit costs and liabilities. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

Concentrations of Risk

Non-derivative financial instruments used by the Company in the normal course of business include letters of credit and commitments to extend credit, primarily accounts receivable. These financial instruments involve

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

risk, including the credit risk of nonperformance by the counterparties to those instruments, and the maximum potential loss may exceed the reserves provided in the Company’s balance sheet. See Note 15 for further discussion of customer-related concentrations of risk.

The Company manages its exposures to credit risk associated with accounts receivable using such tools as credit approvals, credit limits and monitoring procedures. CommScope estimates the allowance for doubtful accounts based on the actual payment history and individual circumstances of significant customers as well as the age of receivables. In management’s opinion, as of December 31, 2009, the Company did not have significant unreserved risk of credit loss due to the nonperformance of customers or other counterparties related to amounts receivable. However, an adverse change in financial condition of a significant customer or group of customers or in the telecommunications industry could materially affect the Company’s estimates related to doubtful accounts.

The principal raw materials purchased by CommScope (copper, aluminum, steel, brass, plastics and other polymers, bimetals and optical fiber) are subject to changes in market price as these materials are linked to various commodity markets. The Company attempts to mitigate these risks through effective requirements planning and by working closely with its key suppliers to obtain the best possible pricing and delivery terms.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued authoritative guidance regarding the consolidation of variable interest entities. This update will be effective for the Company on January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009, the FASB ratified the final consensuses reached by the Emerging Issues Task Force regarding revenue arrangements with multiple deliverables and software revenue recognition. The consensus reached on arrangements with multiple deliverables addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The consensus reached on software revenue recognition will exclude products containing both software and non-software components that function together to deliver the product’s essential functionality from the scope of current revenue recognition guidance for software products. Although these consensuses are effective for the Company as of January 1, 2011, early adoption is permitted with expanded disclosures and application of the adjustments to the beginning of the fiscal year of adoption. The Company is currently assessing the timing of adoption. The Company expects to adopt these consensuses on a prospective basis which would impact the timing of revenue recognition for all new agreements entered into or materially modified after January 1 of the year of adoption.

Subsequent Events

The Company has considered subsequent events through February 22, 2010 in preparing the financial statements and disclosures, which were issued on February 22, 2010.

3.    ACQUISITIONS AND DIVESTITURES

Andrew Corporation

On December 27, 2007, CommScope completed its acquisition of Andrew. The total purchase price consisted of approximately $2.3 billion in cash and approximately 5.1 million shares of CommScope common stock, with a value of approximately $255 million. The cash portion of the purchase price was funded primarily through $2.1 billion of borrowings under new senior secured credit facilities (see Note 7).

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

The following table presents pro forma consolidated results of operations for CommScope for the year ended December 31, 2007 as though the acquisition had been completed as of January 1, 2007 (in millions, except per share amount):

Unaudited
Revenue	$4,149.9
Net loss	(155.7)
Net loss per share	(2.34)

These pro forma results reflect pro forma adjustments for net interest expense, depreciation, amortization and related income taxes. No pro forma adjustment has been made to reverse asset impairments or to provide a tax benefit for Andrew’s actual net losses. The 2007 pro forma results include pretax impairment charges of approximately $161 million related to Andrew’s historical goodwill and long-lived assets, certain Andrew investments and Andrew’s Satellite Communications business. The 2007 pro forma results also include a $45 million pretax charge related to the TruePosition litigation judgment (see Note 14). During 2007, Andrew incurred pretax acquisition-related costs of $36 million that are included in the pro forma results above.

The 2008 net loss includes certain charges (benefits) that relate directly or indirectly to the acquisition, as listed below on a pretax basis (in millions):

2008
Purchase accounting inventory adjustment	$59.7
Alignment of certain employee benefit policies	(12.2)

As a result of changes made to various employee benefits to align benefit structures in conjunction with the integration of Andrew and CommScope during the year ended December 31, 2008, the Company recognized a benefit of $12.2 million which is reflected as a reduction of selling, general and administrative expenses.

On January 31, 2008, the Company sold the Satellite Communications (SatCom) product line, acquired as part of the Andrew acquisition, to ASC Signal Corporation (ASC Signal). The Company received $8.5 million in cash, $5.0 million in notes receivable due April 30, 2011 and a minority ownership interest in ASC Signal. No gain or loss was recognized on the sale of SatCom. The SatCom product line had net sales of $0.8 million in 2009, $16 million in 2008, and $103 million in 2007 (prior to the acquisition of Andrew). The SatCom net sales subsequent to the divestiture relate to manufacturing transition services.

On March 26, 2008, the Company entered into an agreement to divest its minority interest in Andes Industries, Inc. (Andes), which had been acquired as part of the Andrew acquisition. The agreement was approved by the United States Department of Justice on April 24, 2008 and the transaction was consummated on April 28, 2008. No gain or loss was recognized on the disposal of the Andes interest.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets other than goodwill as of December 31 (in millions):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base	$480.1	$153.0	$327.1	$480.1	$86.7	$393.4
Trade names and trademarks	336.4	32.3	304.1	336.4	15.4	321.0
Patents and technologies	125.6	51.4	74.2	125.6	35.8	89.8
Other	5.4	2.8	2.6	5.4	1.9	3.5

Total amortizable intangible assets	947.5	239.5	708.0	947.5	139.8	807.7
Trademarks	13.4	—	13.4	13.4	—	13.4

Total other intangible assets	$960.9	$239.5	$721.4	$960.9	$139.8	$821.1

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

Amortization expense for intangible assets was $99.7 million, $113.3 million and $8.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for the next five years is as follows (in millions):

2010	$97.5
2011	97.3
2012	96.3
2013	92.4
2014	87.7

During 2008, the Company’s management determined that an indication of potential goodwill impairment existed due to the sustained decrease in the Company’s market capitalization below book value along with the consideration of certain 2009 budgeting activities that indicated lower operating results for certain reporting units

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

than were previously forecast. After completing the goodwill impairment testing, which included estimating the fair value of the reporting units using a discounted cash flow method, the Company recorded goodwill impairment charges of $194.5 million and $102.8 million related to the WNS and ACCG segments, respectively.

The following table presents the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009 and 2008 (in millions):

	ACCG	Enterprise	Broadband	WNS	Total
Goodwill, gross, as of January 1, 2008	$760.9	$20.9	$133.5	$295.9	$1,211.2
Revision of Andrew purchase price allocation	50.5	—	—	32.8	83.3
Effect of changes in foreign exchange rates	—	—	0.1	—	0.1

Goodwill, gross, as of December 31, 2008	811.4	20.9	133.6	328.7	1,294.6
Revision of Andrew purchase price allocation	(1.9)	—	—	(0.4)	(2.3)

Goodwill, gross, as of December 31, 2009	809.5	20.9	133.6	328.3	1,292.3
Accumulated impairment charges as of December 31, 2008 and 2009	(102.8)	—	—	(194.5)	(297.3)

Goodwill, net, as of December 31, 2009	$706.7	$20.9	$133.6	$133.8	$995.0

5.    RESTRUCTURING COSTS AND EMPLOYEE TERMINATION BENEFITS

During the years ended December 31, 2009, 2008 and 2007, the Company recorded net restructuring charges of $20.6 million, $37.6 million and $1.0 million, respectively. The net restructuring charges for the year ended December 31, 2009 were primarily related to workforce reductions and facility closures. The restructuring costs incurred during 2009 resulted from the ongoing acquisition-related integration efforts and initiatives to lower the overall manufacturing, selling and administrative cost structure of the Company in response to the slowdown in demand that has been experienced in most major product groups.

The Company’s pretax restructuring charges recognized by segment during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
ACCG	$7,682	$4,252	$87
Enterprise	3,159	7,791	637
Broadband	4,628	25,432	278
WNS	5,176	125	—

Total	$20,645	$37,600	$1,002

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The activity within the liability (included in other accrued liabilities) for these restructuring initiatives was as follows:

	Employee- Related Costs	Lease Termination Costs	Asset Impairment Charges	Equipment Relocation Costs	Total
Balance as of January 1, 2007	$1,510	$—	$—	$—	$1,510
Additional charge (recovery) recorded	(181)	—	104	1,079	1,002
Cash paid	(1,329)	—	—	(1,079)	(2,408)
Acquisition of Andrew	32,506	2,189	—	—	34,695
Foreign exchange and other non-cash items	—	—	(104)	—	(104)

Balance as of December 31, 2007	32,506	2,189	—	—	34,695
Additional charge recorded	35,448	389	1,244	519	37,600
Revision of Andrew purchase price allocation	12,582	7,209	2,914	—	22,705
Cash paid	(47,722)	(2,721)	—	(519)	(50,962)
Foreign exchange and other non-cash items	(1,327)	(858)	(4,158)	—	(6,343)

Balance as of December 31, 2008	31,487	6,208	—	—	37,695
Additional charge recorded	15,009	4,774	—	862	20,645
Revision of Andrew purchase price allocation	(2,365)	(652)	—	—	(3,017)
Cash paid	(42,698)	(6,579)	—	(733)	(50,010)
Foreign exchange and other non-cash items	(90)	1,046	—	(129)	827

Balance as of December 31, 2009	$1,343	$4,797	$—	$—	$6,140

Employee-related costs include the expected severance costs and related benefits, accrued over the remaining period employees are required to work in order to receive severance benefits. Lease termination costs relate to the cost of vacating leased facilities, net of anticipated sub-rental income. Equipment relocation costs relate to the costs to uninstall, pack, ship and reinstall manufacturing equipment as well as the costs to prepare the receiving facility to accommodate the equipment. The Company anticipates that there will be additional restructuring charges through 2010 as previously announced restructuring initiatives are completed. Additional restructuring initiatives are expected to be announced during 2010 and the resulting charges recognized could be material.

As a result of restructuring and consolidation actions, there is unutilized real estate at various domestic and international facilities, which is recorded in property, plant and equipment on the consolidated balance sheets at the lower of cost or estimated fair value. The Company is attempting to sell or lease this unutilized space. As additional restructuring initiatives are implemented, additional excess property or equipment may be identified and impairment charges, which may be material, may be incurred.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

6.    BALANCE SHEET DETAILS

Short-term Investments

As of December 31, 2009, the Company’s short-term investments were held-to-maturity securities that mature within one year. See Note 9 for further discussion of the fair value of these securities.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency notes	$30,008	$—	$(55)	$29,953
Corporate debt obligations	10,457	—	(10)	10,447

	$40,465	$—	$(65)	$40,400

Inventories

	As of December 31,
	2009	2008
Raw materials	$85,443	$122,455
Work in process	84,488	111,477
Finished goods	144,116	216,378

	$314,047	$450,310

Property, Plant and Equipment

	As of December 31,
	2009	2008
Land and land improvements	$49,578	$50,991
Buildings and improvements	206,171	199,892
Machinery and equipment	591,904	573,435
Construction in progress	11,833	11,004

	859,486	835,322
Accumulated depreciation	(447,098)	(367,182)

	$412,388	$468,140

Depreciation expense was $90.8 million, $95.8 million and $38.8 million during 2009, 2008 and 2007, respectively. No interest was capitalized during 2009, 2008 or 2007.

Other Current Accrued Liabilities

	As of December 31,
	2009	2008
Compensation and employee benefit liabilities	$48,734	$90,148
Litigation reserve	48,558	28,403
Deferred revenue	36,538	28,956
Warranty reserve	27,625	32,866
Restructuring reserve	6,140	37,695
Other	79,852	88,469

	$247,447	$306,537

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

7.    FINANCING

	As of December 31,
	2009	2008
Seven-year senior secured term loan due December 2014	$838,295	$1,226,133
Six-year senior secured term loan due December 2013	406,815	600,764
3.25% convertible senior subordinated convertible notes due July 2015	287,500	—
1% convertible senior subordinated debentures due March 2024	—	199,519
Other	11,868	15,368

	1,544,478	2,041,784
Less: Current portion	(140,810)	(374,498)

	$1,403,668	$1,667,286

Senior Secured Credit Facilities

The senior secured credit facilities consist of a $1.35 billion term loan that matures on December 27, 2014 (the seven-year senior secured term loan), a $750 million term loan that matures on December 27, 2013 (the six-year senior secured term loan), and a $400 million revolving credit facility that matures on December 27, 2013. In connection with entering into and subsequently amending the senior secured credit facilities, the Company incurred costs of approximately $41.8 million, which were capitalized as other noncurrent assets and are being amortized over the terms of the facilities. The senior secured credit facilities are secured by substantially all of the Company’s assets and are guaranteed by all of the Company’s active domestic subsidiaries. As of December 31, 2009, $1.25 billion was outstanding under the term loans and there were no outstanding borrowings under the revolving credit facility. However, availability under the revolving credit facility is reduced by outstanding letters of credit and a limitation based on the Company’s consolidated leverage ratio, as defined in the credit agreement. The Company’s availability under the revolving credit facility was $358.8 million as of December 31, 2009. During 2009, the Company borrowed and subsequently repaid $85 million under the senior secured revolving credit facility.

The senior secured credit facilities are subject to mandatory prepayment based upon specified percentages of the net cash proceeds of certain asset dispositions, casualty events and debt and equity issuances, in each case subject to certain conditions. The senior secured credit facilities are also subject to a mandatory annual prepayment in an amount equal to 50% of excess cash flow, calculated based on earnings before interest, taxes, depreciation and amortization (EBITDA), changes in working capital and other adjustments based on cash flow, as set forth in the senior secured credit facilities. In March 2009, the Company made the annual excess cash flow payment for 2008 as required under the senior secured credit facilities, reducing the seven-year senior secured term loan by $114.9 million and the six-year senior secured term loan by $56.7 million. The excess cash flow payment that is required to be paid in March 2010 is estimated at $129.0 million and is included in the current portion of long-term debt.

The seven-year senior secured term loan, as amended, is required to be repaid with $86.9 million as part of the estimated excess cash flow payment due in March 2010 and quarterly installments of $0.5 million on March 31, 2010, $2.1 million from June 30, 2010 to December 31, 2010 and $1.9 million from March 31, 2011 to September 30, 2014, with a final payment of all outstanding principal and interest at maturity on December 27, 2014. The six-year senior secured term loan, as amended, is required to be repaid with $42.1 million as part of the estimated excess cash flow payment due in March 2010 and quarterly installments of $13.0 million on September 30, 2012, $42.1 million on December 31, 2012 and $77.4 million from March 31, 2013 to December 27, 2013.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

On May 28, 2009, the Company repaid $265.3 million of the seven-year senior secured term loan and $134.7 million of the six-year senior secured term loan using a portion of the net proceeds from a common stock offering and the issuance of 3.25% senior subordinated convertible notes (see below for description). As a result of this term loan repayment, the Company wrote off $5.4 million in deferred financing fees which are included in interest expense for the year ended December 31, 2009. In connection with this $400 million repayment, the Company also amended its senior secured credit facilities with respect to financial covenants and other matters.

The senior secured credit facilities contain covenants that restrict, among other things, the Company’s ability to create liens, incur indebtedness and guarantees, make certain investments or acquisitions, merge or consolidate, dispose of assets, pay dividends, repurchase or redeem capital stock and subordinated indebtedness, change the nature of their business, enter into certain transactions with affiliates, make capital expenditures in excess of specified annual amounts, and make changes in accounting policies or practices except as required under generally accepted accounting principles. The Company is also required to comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which the Company must comply at all times. The May 2009 amendment to the senior secured credit facilities postponed the increase in the minimum interest coverage ratio to 4.50 to 1.0 and the decrease in the maximum leverage ratio to 3.25 to 1.0 from the quarter ending September 30, 2009 to the quarter ending September 30, 2010. The subsequent adjustment that increases the minimum interest coverage ratio to 5.00 to 1.0 and decreases the maximum leverage ratio to 2.50 to 1.0 that was previously scheduled for the quarter ending September 30, 2010 was also postponed by one year. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of December 31, 2009 were 5.05 to 1.0 and 3.04 to 1.0, respectively. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of December 31, 2009. Failure to comply with these covenants would cause an event of default under the senior secured credit facilities, which could result in, among other things, the outstanding balance of term loans becoming immediately due and payable, a material increase in the interest rate and further restrictions on the Company’s operational and financial flexibility.

The May 2009 amendment also increased the letter of credit sublimit from $85 million to $125 million; increased the limit on letters of credit for a term of more than one year from $15 million to $25 million; increased the annual limit on asset sales from $20 million to $45 million; eliminated the requirement that 75% of the proceeds from each asset sale be in the form of cash; and added a provision permitting up to $15 million of yearly asset sale proceeds to be in the form of non-cash proceeds.

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

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Convertible Debt

3.25% Senior Subordinated Convertible Notes

On May 28, 2009, the Company issued $287.5 million aggregate principal amount of its 3.25% senior subordinated convertible notes due July 1, 2015. As described above, the net proceeds from these notes, together with a portion of the net proceeds from the concurrent common stock offering, were used to repay $400 million of the term loans under the senior secured credit facilities. In connection with the issuance of these notes, the Company incurred costs of $8.3 million, which were capitalized in other noncurrent assets and are being amortized over the life of the notes.

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

On May 29, 2009, the Company issued a conversion termination notice to the holders of $100 million aggregate principal amount of its 3.50% convertible senior subordinated debentures. In response to the conversion termination notice, all of the holders elected to convert their debentures and received, in addition to shares of common stock issued at the conversion rate, an interest make-whole payment in shares of common stock. The debentures were converted at a rate of 99.354 shares per $1,000 principal amount, resulting in the issuance of 9.935 million shares of common stock related to the original conversion ratio. The Company also issued 0.443 million shares for the interest make-whole payment. As a result of the interest make-whole payment, the Company recorded an $11.3 million charge that is included in interest expense for the year ended December 31, 2009. Also as a result of the conversion of these debentures into shares of common stock, the Company recorded the unamortized balance of deferred financing costs ($1.9 million) associated with the issuance of these debentures to additional paid in capital.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

1% Convertible Senior Subordinated Debentures

In March 2004, the Company issued $250 million aggregate principal amount of 1% convertible senior subordinated debentures due March 15, 2024. In connection with the issuance of the debentures, the Company incurred costs of approximately $6.9 million, which were capitalized as other noncurrent assets and were amortized over a period of five years, representing the period until the debenture holders could first require the Company to repurchase the debentures.

During the year ended December 31, 2008, the Company agreed with certain holders of the 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures to common stock. Accordingly, $50.48 million of the debentures were converted into 2.4 million shares of common stock (2.3 million related to the original conversion ratio and 0.1 million related to the inducement). As a result of the inducement, the Company recorded a $2.8 million pretax charge in other expense in the Consolidated Statement of Operations.

During the year ended December 31, 2009, the Company agreed with certain holders of its 1% convertible senior subordinated debentures to increase the conversion rate as an inducement for them to convert their debentures into common stock. Accordingly, $24.0 million of the debentures were converted into 1.7 million shares of common stock (1.1 million related to the original conversion ratio and 0.6 million related to the inducement). As a result of the inducement, the Company recorded an $8.6 million pretax charge in other expense in the Consolidated Statement of Operations. Also during the year ended December 31, 2009, the Company paid $175.5 million to redeem the remaining 1% convertible senior subordinated debentures.

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

During the year ended December 31, 2008, holders of the 3.25% convertible senior subordinated debentures chose either to convert their debentures into the contractual merger consideration or to receive payment of principal plus accrued interest. As a result, $207.6 million of cash was paid and 0.5 million shares of the Company’s common stock were issued.

Other Matters

The following table summarizes scheduled maturities of long-term debt (in millions).

	2010	2011	2012	2013	2014	Thereafter
Scheduled maturities of long-term debt	$140.8	$10.1	$65.0	$317.9	$722.2	$288.5

The weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of associated loan fees, under the above debt instruments was 5.83% and 5.45% at December 31, 2009 and 2008, respectively.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

8.    DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to a variety of risks related to its ongoing business operations. The primary risks that are mitigated by using derivative instruments are interest rate risk and foreign currency exchange rate risk. The Company holds an interest rate swap to manage the variability of forecasted interest payments attributable to changes in interest rates on the term loans issued under the senior secured credit facilities. Through this swap, as amended, the Company fixed the following notional amounts at 4.1275%: $1.5 billion from December 27, 2007 through December 31, 2008; $1.3 billion from January 1, 2009 through June 22, 2009; $1.2 billion from June 23, 2009 through December 31, 2009; $1.0 billion during 2010; and $400 million during 2011. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at December 31, 2009 and is expected to continue to be effective for the duration of the swap agreement, resulting in no material hedge ineffectiveness.

Prior to the agreement’s expiration in December 2009, the Company used a cross currency swap, which was designated as a fair value hedge, to hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets.

The Company also uses derivative instruments such as forward exchange contracts to reduce the risk of certain foreign currency exchange rate fluctuations. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting purposes and are marked to market each period through earnings. The balance sheet location and fair value of each of the Company’s derivatives are as follows:

	Balance Sheet Location	Fair Value of Asset (Liability) as of December 31,
		2009	2008
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	$(42,909)	$(70,619)
Cross currency swap	Other accrued liabilities	—	(3,944)

Total derivatives designated as hedging instruments		(42,909)	(74,563)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaid expenses and other current assets	133	3,326
Foreign currency exchange contracts	Other accrued liabilities	(248)	(1,754)

Total derivatives not designated as hedging instruments		(115)	1,572

Total derivatives		$(43,024)	$(72,991)

The pretax impact of the interest rate swap on the Consolidated Financial Statements is as follows:

Interest Rate Swap Designated as Cash Flow Hedge	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Net Income (Loss) (Effective and Ineffective Portions)	Gain (Loss) Reclassified from Accumulated OCI to Net Income (Effective Portion)	Gain (Loss) Recognized in Net Income (Ineffective Portion)
Year ended December 31, 2009	$(14,707)	Interest expense	$(42,447)	$30
Year ended December 31, 2008	(76,478)	Interest expense	(9,025)	(1,344)
Year ended December 31, 2007	(4,347)	Interest expense	163	—

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Included in the gain (loss) reclassified from accumulated OCI to net income for 2009 is a loss of $1.1 million related to settling a portion of the interest rate swap when it became probable that the original forecasted interest payments would not occur.

Any gain (loss) on the cross currency swap was offset by the (loss) gain on the euro-denominated assets hedged by the swap. The following table summarizes the pretax impact of the cross currency swap on the Consolidated Statements of Operations.

Cross Currency Swap Designated as Fair Value Hedge	Location of Gain (Loss)	Gain (Loss) Recognized in Net Income (Loss)
Year ended December 31, 2009	Other income (expense), net	$(971)
Year ended December 31, 2008	Other income (expense), net	213
Year ended December 31, 2007	Other income (expense), net	(733)

The pretax impact of the foreign currency exchange contracts not designated as hedging instruments on the Consolidated Statements of Operations is as follows:

Foreign Currency Contracts Not Designated as Hedging Instruments	Location of Gain (Loss)	Gain (Loss) Recognized in Net Income (Loss)
Year ended December 31, 2009	Other income (expense), net	$(2,793)
Year ended December 31, 2008	Other income (expense), net	(3,057)
Year ended December 31, 2007	Other income (expense), net	—

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	2009	2008	2007
Accumulated net loss on derivative instruments, beginning of year	$(50,137)	$(8,849)	$(5,201)
Gain (loss) on interest rate swap designated as a cash flow hedge, net of taxes	17,438	(40,802)	(2,841)
Loss on cross currency swap designated as a net investment hedge, net of taxes	—	(486)	(807)

Accumulated net loss on derivative instruments, end of year	$(32,699)	$(50,137)	$(8,849)

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, auction rate securities, trade payables, debt instruments, an interest rate swap agreement and a cross currency swap agreement (see Note 8). For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of December 31, 2009 and 2008 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s short-term investments, 3.25% convertible notes and 1% convertible debentures (see Note 7) were based on quoted

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

market prices. The fair values of the Company’s senior secured term loans were based on indicative quotes. The fair value of the Company’s interest rate swap agreement was based on the net present value of the difference between the expected future fixed rate interest payments and variable rate interest payments. The fair value of the auction rate securities classified as other noncurrent assets was based on a broker quote. The fair value of the Company’s cross currency swap contract was based on the net present value of the difference between the expected future U.S. dollar cash flows and the expected future euro cash flows.

The carrying amounts, estimated fair values and valuation input levels of the Company’s senior secured term loans, convertible debt, interest rate swap, short-term investments, cross currency swap, and auction rate securities as of December 31, 2009 and 2008, are as follows:

	2009		2008		Valuation Inputs
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Short-term investments	$40,465	$40,400	$—	$—	Level 1
Auction rate securities	—	—	3,258	3,258	Level 2
Liabilities:
Seven-year senior secured term loan	$838,295	$820,481	$1,226,133	$895,077	Level 2
Six-year senior secured term loan	406,815	394,611	600,764	438,558	Level 2
3.25% convertible notes	287,500	342,125	—	—	Level 1
Interest rate swap	42,909	42,909	70,619	70,619	Level 2
1% convertible debentures	—	—	199,519	196,027	Level 1
Cross currency swap	—	—	3,944	3,944	Level 2

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented.

10.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors defined contribution retirement savings plans that allow employees of certain subsidiaries to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with guidelines established by the plans and the Internal Revenue Service. The Company matches a percentage of the employee contributions up to certain limits. The Company contributed cash of $9.4 million in 2009, $14.7 million in 2008 and $10.7 million in 2007 to these retirement savings plans. During 2009, the Company also contributed 0.4 million shares of its common stock valued at $10.8 million to these retirement savings plans.

The Company also maintains a noncontributory unfunded defined contribution pension plan (the SERP) for certain active and retired key executives. The Company is not required to make any payments until the participant is eligible to receive retirement benefits. During 2009, as a result of an action by the Company’s Board of Directors, the Company did not recognize any interest or service costs related to the SERP. During 2008 and 2007, the Company recognized pretax costs of $1.8 million and $1.5 million, respectively, representing additional accrued benefits and interest credited under the SERP. Benefit payments to retirees were $0.2 million,

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

$0.2 million and $0.9 million in 2009, 2008 and 2007, respectively. The accrued liability, included in other noncurrent liabilities, was approximately $10.7 million and $10.9 million as of December 31, 2009 and 2008, respectively.

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

The following table summarizes information for the defined benefit pension and other postretirement benefit plans based on a December 31 measurement date.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$215,970	$249,798	$104,164	$97,123
Service cost	2,660	3,502	3,468	3,378
Interest cost	12,956	13,935	6,347	5,947
Plan participants’ contributions	193	235	641	867
Actuarial loss (gain)	12,476	(11,865)	(10,016)	(945)
Benefits paid	(10,334)	(8,367)	(2,739)	(3,214)
Translation loss (gain) and other	9,445	(31,268)	(4,368)	1,008

Benefit obligation at end of year	243,366	215,970	97,497	104,164

Change in plan assets:
Fair value of plan assets at beginning of year	145,632	226,025	7,930	9,710
Employer and plan participant contributions	15,435	11,294	2,541	3,047
Return on plan assets	36,357	(58,515)	1,152	(1,613)
Benefits paid	(10,334)	(8,367)	(2,739)	(3,214)
Translation gain (loss) and other	7,868	(24,805)	—	—

Fair value of plan assets at end of year	194,958	145,632	8,884	7,930

Funded status (benefit obligation in excess of fair value of plan assets)	$48,408	$70,338	$88,613	$96,234

As of December 31, 2009, the current and noncurrent portions of pension and other postretirement benefit liabilities were $2,251 and $134,770, respectively. As of December 31, 2008, the current and noncurrent portions of pension and other postretirement benefit liabilities were $2,497 and $164,075, respectively. Foreign plans represented 46% and 52% of the pension benefit obligation and pension plans’ assets, respectively, as of December 31, 2009 and 44% and 50% of the pension benefit obligation and pension plans’ assets, respectively, as of December 31, 2008.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $210,859 and $195,510 as of December 31, 2009 and 2008, respectively. The following table summarizes information for the Company’s pension plans with an accumulated benefit obligation in excess of plan assets.

	December 31, 2009	December 31, 2008
Projected benefit obligation	$143,038	$132,391
Accumulated benefit obligation	141,051	130,623
Fair value of plan assets	102,288	79,825

The following table summarizes pretax amounts included in accumulated other comprehensive income (loss) for the years ended December 31, 2009 and 2008:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Unrecognized net actuarial (loss) gain	$(37,454)	$(51,208)	$20,497	$10,544
Unrecognized prior service credit (cost)	2,844	3,615	3,781	(713)
Unrecognized transition obligation	(55)	(103)	—	—

Total	$(34,665)	$(47,696)	$24,278	$9,831

Pretax amounts for net periodic benefit cost and other amounts included in other comprehensive income (loss) for the defined benefit pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$2,660	$3,502	$3,248	$3,468	$3,378	$4,170
Interest cost	12,956	13,935	7,320	6,347	5,947	5,143
Recognized actuarial (gain) loss	2,001	—	—	(689)	(761)	(65)
Amortization of transition obligation	18	48	56	—	—	—
Amortization of prior service cost (credit)	(771)	(771)	(771)	91	(86)	(86)
Expected return on plan assets	(11,186)	(15,836)	(9,094)	(525)	(620)	(587)

Net periodic benefit cost	5,678	878	759	8,692	7,858	8,575

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Change in unrecognized net actuarial loss (gain)	(13,754)	59,401	(3,039)	(9,953)	2,049	(17,499)
Change in unrecognized prior service credit	771	771	771	(4,494)	1,095	86
Change in unrecognized transition obligation	(48)	(220)	(24)	—	—	—

Total included in other comprehensive income (loss)	(13,031)	59,952	(2,292)	(14,447)	3,144	(17,413)

Total recognized in net periodic benefit cost and included in other comprehensive income (loss)	$(7,353)	$60,830	$(1,533)	$(5,755)	$11,002	$(8,838)

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Amortization of amounts included in accumulated other comprehensive income (loss) as of December 31, 2009 is expected to increase (decrease) net periodic benefit cost during 2010 as follows:

	Pension Benefits	Other Postretirement Benefits	Total
Amortization of net actuarial loss (gain)	$584	$(1,318)	$(734)
Amortization of prior service (credit) cost	(771)	(568)	(1,339)
Amortization of transition obligation	12	—	12

Total	$(175)	$(1,886)	$(2,061)

Assumptions

Significant weighted average assumptions used in determining benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Benefit obligations:
Discount rate	5.90%	5.95%	5.90%	6.15%	6.20%	6.40%
Rate of compensation increase	4.45%	4.15%	4.25%	4.50%	4.50%	4.50%
Net periodic benefit cost:
Discount rate	5.95%	5.90%	5.70%	6.20%	6.40%	5.80%
Rate of return on plan assets	6.70%	7.30%	7.90%	6.00%	6.00%	6.30%
Rate of compensation increase	4.15%	4.25%	4.40%	4.50%	4.50%	4.50%

	2009	2008
Health care cost trend rate assumed for next year	7.8%	8.0%
Ultimate rate to which the cost trend rate is assumed to decline	4.6%	5.0%
Year that the rate reaches the ultimate trend rate	2026	2015

The Company considered the available yields on high-quality fixed-income investments with maturities corresponding to the Company’s expected benefit obligations to determine the discount rates at each measurement date.

A one-percentage-point change in assumed health care cost trend rates would have had the following effects as of and for the year ended December 31, 2009 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components of net periodic benefit cost	$1.7	$(1.3)
Effect on postretirement benefit obligation	13.5	(10.7)

Plan Assets

In developing the expected rate of return on plan assets, the Company considered the expected long-term rate of return on individual asset classes. Expected return on plan assets is based on the market related value of the assets. Substantially all of the pension assets and certain of the other postretirement assets are managed by an

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

independent investment advisor with an objective of maximizing return, subject to assuming a prudent level of risk. The majority of such assets are currently invested with a target allocation of 50% to 60% in equity securities and 40% to 50% in fixed income instruments.

Fair value measurements using quoted prices in active markets for identical assets fall within Level 1 of the hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3. Mutual funds classified as Level 1 are valued at net asset value, which is based on the fair value of the funds’ underlying securities. Certain mutual funds are classified as Level 2 because a portion of the funds’ underlying assets are valued using significant other observable inputs. Other assets are primarily composed of fixed income investments (including insurance products) and are valued based on the investment’s stated rate of return, which approximates market interest rates.

The estimated fair values and the valuation input levels of the Company’s plan assets as of December 31, 2009 are as follows:

	Pension Benefits		Other Postretirement Benefits
	Level 1 Fair Value	Level 2 Fair Value	Level 1 Fair Value	Level 2 Fair Value
Mutual funds:
U.S. equity	$41,327	$—	$2,624	$—
International equity	59,870	15,651	719	—
U.S. debt	25,697	—	1,181	—
International debt	50,871	—	138	—
Other	74	1,468	—	4,222

Total	$177,839	$17,119	$4,662	$4,222

Expected Cash Flows

The Company expects to contribute a minimum of $3.0 million to the defined benefit pension plans and $4.2 million to the other postretirement benefit plans during 2010.

The following table summarizes projected benefit payments from pension and other postretirement benefit plans through 2019, including benefits attributable to estimated future service, and projected receipts from the Medicare Part D subsidy (in millions).

	Pension Benefits	Other Postretirement Benefits
		Without Medicare Subsidy	Medicare Subsidy
2010	$10.3	$4.3	$(0.1)
2011	10.7	4.7	(0.1)
2012	10.5	4.8	(0.1)
2013	11.0	5.1	(0.1)
2014	11.6	5.4	(0.2)
2015-2019	65.3	31.7	(1.5)

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

11.    INCOME TAXES

Income (loss) before income taxes includes the results from domestic and international operations as follows:

	Year Ended December 31,
	2009	2008	2007
U.S. companies	$(77,024)	$(520,480)	$228,589
Non-U.S. companies	192,578	284,035	70,470

Income (loss) before income taxes	$115,554	$(236,445)	$299,059

The components of the income tax expense (benefit) were as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$7,603	$24,000	$87,381
Foreign	44,414	73,751	8,141
State	2,512	2,333	10,172

Current income tax expense	54,529	100,084	105,694

Deferred:
Federal	(14,676)	(104,921)	(10,192)
Foreign	(3,589)	1,079	(233)
State	1,491	(4,165)	(1,051)

Deferred income tax expense (benefit)	(16,774)	(108,007)	(11,476)

Total income tax expense (benefit)	$37,755	$(7,923)	$94,218

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	1.1	2.9	1.5
Goodwill and other permanent items	0.4	(44.4)	(1.4)
Federal and state tax credits	(3.0)	1.4	(0.7)
Income tax uncertainties	2.0	(1.0)	1.2
Nondeductible debt conversion costs	6.1	(1.2)	—
Foreign dividends and Subpart F income, net of foreign tax credits	12.8	0.4	1.1
Foreign tax rate differential	(15.6)	11.3	(5.8)
Tax provision adjustments and revisions to prior years’ returns	(6.7)	0.4	0.6
Change in valuation allowance	0.6	(1.4)	—

Effective income tax rate	32.7%	3.4%	31.5%

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The components of deferred income tax assets and liabilities and the classification of deferred tax balances on the balance sheet were as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Accounts receivable, inventory and warranty reserves	$32,643	$26,865
Employee benefits	9,163	9,998
Postretirement benefits	49,876	63,010
Litigation reserves	20,058	10,679
Restructuring accruals	1,231	6,589
Foreign net operating loss carryforwards	37,016	46,071
Derivative hedging instruments	15,889	30,533
Federal net operating loss carryforwards	—	61,172
Federal tax credit carryforwards	89,234	88,692
Capital loss carryforwards	4,849	3,658
State net operating loss and tax credit carryforwards	24,078	24,091
Transaction costs	2,627	2,406
Equity-based compensation	11,462	7,597
Other	7,839	5,245

Total deferred tax assets	305,965	386,606
Valuation allowance	(65,169)	(75,362)

Total deferred tax assets, net of valuation allowance	240,796	311,244
Deferred tax liabilities:
Intangible assets	(255,605)	(289,253)
Property, plant and equipment	(40,780)	(41,138)
Undistributed foreign earnings	(12,582)	(44,104)
Other	(7,351)	(6,082)

Total deferred tax liabilities	(316,318)	(380,577)

Net deferred tax liability	$(75,522)	$(69,333)

Deferred taxes as recorded on the balance sheet:
Current deferred tax asset	$67,610	$81,024
Noncurrent deferred tax liability	(143,132)	(150,357)

Net deferred tax liability	$(75,522)	$(69,333)

Deferred tax assets as of December 31, 2009 include $4.8 million of tax benefits associated with capital loss carryforwards which will expire between 2013 and 2014. A full valuation allowance of $4.8 million has been established against this deferred tax asset because available evidence indicates that it is more likely than not that the Company will not generate capital gains necessary to realize these benefits prior to expiration.

During 2009, the Company utilized $1.8 million of foreign tax credit carryforwards. The deferred tax asset for federal tax credit carryforwards as of December 31, 2009 includes foreign tax credit carryforwards of $59.5 million, which will expire between 2010 and 2018, research tax credit carryforwards of $28.0 million, which will expire between 2010 and 2029, and alternative minimum tax credit carryforwards of $1.7 million with no expiration.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The deferred tax asset for state net operating loss and tax credit carryforwards as of December 31, 2009 includes tax benefits (net of federal tax impact) of $20.7 million associated with state net operating loss carryforwards, which begin to expire in 2010, and tax benefits (net of federal tax impact) of $2.9 million associated with state tax credit carryforwards, which will expire between 2011 and 2028 and $0.5 million with no expiration. A valuation allowance of $24.5 million has been established against these and other deferred tax assets because the available evidence indicates that it is more likely than not that the Company will not realize a portion of these deferred tax assets prior to expiration.

Deferred tax assets as of December 31, 2009 include $37.0 million of tax benefits associated with foreign net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2010 and some are subject to local restrictions limiting their utilization. Valuation allowances related to these foreign net operating loss carryforwards and certain other foreign deferred tax assets of $33.4 million as of December 31, 2009 have been established because the available evidence indicates that it is more likely than not that the Company will not realize a portion of these net operating loss carryforwards and deferred tax assets prior to expiration. A deferred tax asset related to foreign net operating loss carryforwards and a related valuation allowance both decreased by $11.2 million during 2009 due to the expiration of certain net operating loss carryforwards, which had no impact on income tax expense.

In addition to the valuation allowances detailed above, the Company has also established a valuation allowance of $2.5 million against its deferred tax asset for certain transaction costs which the available evidence indicates that it is more likely than not that the Company will not realize these deferred tax benefits.

The Company adopted the provisions of new accounting guidance for uncertainties in income taxes as of January 1, 2007, resulting in a $4.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to opening retained earnings. In addition, the Company reduced a long-term deferred tax asset by $4.0 million with an offsetting reduction to opening retained earnings of $1.9 million and an increase of $2.1 million to long-lived assets as a purchase accounting adjustment related to the 2004 acquisition of Connectivity Solutions. The activity within the liability for unrecognized tax benefits during 2009 and 2008 was as follows:

	Year Ended December 31,
	2009	2008
Balance at beginning of year	$64,716	$61,254
Increases related to prior periods	6,603	1,570
Decreases related to prior periods	(5,354)	(2,733)
Increases related to current periods	3,455	2,110
Decreases related to settlement with taxing authorities	(172)	(4,911)
Decreases related to lapse in statutes of limitations	(4,931)	(2,305)
Increase related to Andrew acquisition	—	9,731

Balance at end of year	$64,317	$64,716

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009 and 2008, the Company had accrued approximately $10.2 million and $7.9 million, respectively, for the payment of interest and penalties. During the years ended December 31, 2009, 2008 and 2007, interest and penalties accrued through income tax expense were $2.2 million, $1.6 million and $1.4 million, respectively.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The Internal Revenue Service has completed audits of income tax returns filed for years prior to 2007 and has commenced an examination of the Company’s 2007 U.S. income tax return. The examination is expected to be completed during 2010. The Company is generally no longer subject to state and local tax examinations for years prior to 2005 and in various foreign jurisdictions for years prior to 2004. The Company’s liability for unrecognized tax benefits of $64.3 million as of December 31, 2009 includes $54.0 million that, if recognized, would favorably affect the effective tax rate in future periods. The Company believes it is reasonably possible that the liability for unrecognized tax benefits related to state income taxes, transfer pricing and other foreign tax matters will decrease by $4.0 million to $6.0 million in the next twelve months as a result of the completion of audits or the lapse of statutes of limitations in various jurisdictions. Some or all of this expected decrease in the liability for unrecognized tax benefits may result in payments of cash. In the opinion of management, the Company has adequate reserves with respect to these issues.

As of December 31, 2009, a deferred tax liability in the amount of $12.6 million has been established to reflect the U.S. tax and state tax cost associated with the planned repatriation of that portion of the Company’s undistributed foreign earnings that are not considered to be permanently reinvested in foreign operations. The cumulative amount of undistributed earnings from foreign subsidiaries for which no U.S. income taxes have been provided was $637.7 million as of December 31, 2009 as these earnings are considered to be permanently reinvested in foreign operations. Although the Company does not currently intend to repatriate these earnings from foreign subsidiaries, foreign tax credits and other tax planning techniques may be available to reduce the resulting U.S. tax cost in the event of such repatriation.

The following table presents income tax expense (benefit) related to other comprehensive income (loss).

	Year Ended December 31,
	2009	2008	2007
Gain (loss) on derivative financial instruments	$10,242	$(24,249)	$(2,142)
Foreign currency gain (loss)	(1,050)	(236)	2,144
Gain (loss) on available-for-sale investments	485	(485)	—
Gain (loss) on defined benefit plans	9,607	(21,739)	6,046

	$19,284	$(46,709)	$6,048

12.    EQUITY-BASED COMPENSATION PLANS

On May 1, 2009, the stockholders of the Company approved an increase in the number of shares of common stock authorized for issuance under the 2006 Long Term Incentive Plan (the 2006 Plan), authorizing an additional 2.3 million shares for issuance, of which no more than 1.3 million shares may be full value awards (stock, restricted stock, restricted stock units or performance awards, as defined). Awards under the 2006 Plan may include stock, stock options, restricted stock, restricted stock units, performance units, performance share units, performance-based restricted stock, stock appreciation rights and dividend equivalent rights for employees and non-employee directors of the Company. As of December 31, 2009, approximately 2.6 million shares were available for future grants under the 2006 Plan, of which 1.6 million may be full value awards.

As of December 31, 2009, $16.3 million of unrecognized compensation costs related to non-vested awards are expected to be recognized over a remaining weighted average period of 1.4 years. There were no significant capitalized equity-based compensation costs at December 31, 2009.

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

The following tables summarize the Company’s stock option activity and information about stock options outstanding at December 31, 2009 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,895	$27.55
Granted	419	$9.80	$4.74
Exercised	(77)	$14.12
Expired or forfeited	(217)	$41.30	$15.83

Outstanding at December 31, 2009	3,020	$24.44		$25,459

Expected to vest at December 31, 2009	592	$19.42		$6,869
Exercisable at December 31, 2009	2,420	$25.72		$18,454

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $16.8 million and $48.4 million, respectively. The exercise prices of outstanding options at December 31, 2009 were in the following ranges:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$7.43 to $16.00	1,097	5.8	$11.17	679	$12.01
$16.01 to $26.53	1,009	3.7	$18.00	1,009	$18.00
$26.54 to $42.00	538	6.5	$36.76	356	$34.50
$42.01 to $75.48	376	1.8	$62.80	376	$62.80

$7.43 to $75.48	3,020	4.7	$24.44	2,420	$25.72

The weighted average remaining contractual life of exercisable options at December 31, 2009 was 3.7 years.

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value that will ultimately be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007(1)
Valuation assumptions:
Expected option term (years)	5.0	7.0	1.5
Expected volatility	55.0%	45.0%	44.6%
Expected dividend yield	—	—	—
Risk-free interest rate	1.70%	3.01%	3.39%
Weighted average fair value per option	$4.74	$20.85	$7.96

(1)	All stock options granted in 2007 were part of the consideration for the Andrew acquisition.

Performance Share Units

Performance Share Units (PSUs) are stock awards in which the number of shares ultimately received by the employee depends on Company performance against specified targets. Such awards vest and shares are issued after three years if the performance targets are met. The fair value of each PSU is determined on the date of grant, based on the Company’s stock price and the likelihood that performance targets will be achieved. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probable achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the targets specified in the grants. For PSUs granted during 2009, the level of performance achieved was 0%, resulting in a decline in the number of PSUs outstanding as of December 31, 2009.

The following table summarizes the PSU activity for the year ended December 31, 2009 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2008	433	$36.05
Granted	220	$9.92
Vested and shares issued	(203)	$30.31
PSU adjustment related to 2009 performance	(213)	$9.92
Forfeited	(18)	$29.09

Outstanding and non-vested at December 31, 2009	219	$41.22

Restricted Stock Units

Restricted Stock Unit Awards (RSUs) entitle the holder to shares of common stock after a three-year vesting period. The fair value of the awards is determined on the grant date based on the Company’s stock price.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

The following table summarizes the RSU activity for the year ended December 31, 2009 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2008	663	$37.67
Granted	597	$10.25
Vested and shares issued	(213)	$30.75
Forfeited	(53)	$26.06

Outstanding and non-vested at December 31, 2009	994	$23.31

Other

During the year ended December 31, 2009, the Company issued 0.4 million shares of its common stock valued at $10.8 million as employer contributions to the CommScope, Inc. Retirement Savings Plan. This issuance of shares is included as an adjustment to reconcile net income to net cash provided by operating activities on the Consolidated Statement of Cash Flows.

13.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
Cash paid during the year for:
Income taxes, net of refunds	$55,514	$31,765	$89,153
Interest	94,564	137,784	4,707
Noncash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$124,029	$76,638	$—
Issuance of shares in lieu of cash for certain executive bonuses	1,078	—	—
Assets acquired under capital lease	—	5,112	—
Fair value of CommScope, Inc. common stock issued as partial consideration for Andrew acquisition	—	—	255,045

14.    COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and facilities under operating leases expiring at various dates through 2022. Rent expense was $34.4 million in 2009, $35.7 million in 2008 and $10.6 million in 2007. Future minimum rental payments required under operating leases and capital leases having a remaining term in excess of one year at December 31, 2009 are as follows:

	Operating Leases	Capital Leases
2010	$30,946	$3,145
2011	21,113	515
2012	15,009	154
2013	12,729	—
2014	9,135	—
Thereafter	48,637	—

Total minimum lease payments	137,569	3,814
Less: Amount representing interest	—	(242)

	$137,569	$3,572

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Product warranty reserves are reflected in other current accrued liabilities. The following table summarizes the activity for the years ended December 31, 2009, 2008 and 2007 related to the warranty reserves.

	2009	2008	2007
Reserve at beginning of year	$32,866	$29,183	$2,090
Provision for warranties	13,040	15,188	3,754
Allocation of Andrew purchase price	—	24,291	24,677
Payments	(18,281)	(35,796)	(1,338)

Reserve at end of year	$27,625	$32,866	$29,183

In addition, the Company is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

As of December 31, 2009, the Company was obligated to purchase approximately $19.7 million of metals under take-or-pay contracts through the first quarter of 2010 that are expected to be taken and consumed in the normal course of operations. Most of these commitments were at prices below market prices as of December 31, 2009.

Legal Proceedings

As a result of a 2007 jury verdict in favor of TruePosition, Inc. and subsequent post-trial proceedings, Andrew LLC is subject to a civil judgment in the amount of $48.6 million (including accrued interest) for patent infringement. The Company has recorded a liability for this amount as of December 31, 2009. The trial court also granted a permanent injunction against further infringing sales. CommScope disagrees with these determinations and continues to believe that the products at issue do not infringe TruePosition’s patent. CommScope’s appeal is currently pending before the United States Court of Appeals for the Federal Circuit. Subject to the outcome of this and possible additional legal actions taken by the Company and/or TruePosition, the ultimate resolution of this litigation may be materially different than the Company’s current estimate, which does not include legal fees the Company may incur in further appeals or other proceedings.

In addition to the TruePosition litigation described above, CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters, other than the TruePosition litigation, will have a material adverse effect on the Company’s financial statements upon final disposition.

15.    INDUSTRY SEGMENTS, MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND GEOGRAPHIC INFORMATION

Segment Information

As a result of the acquisition of Andrew, management reorganized its internal reporting structure, which consequently affected the Company’s reportable segments. The Company’s four reportable segments, which align with the manner in which the business is managed, are as follows: Antenna, Cable and Cabinets Group (ACCG); Enterprise; Broadband; and Wireless Network Solutions (WNS).

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

The following tables provide summary financial information by reportable segment (in millions):

	As of December 31,
	2009	2008
Identifiable segment related assets:
ACCG	$1,906.0	$2,188.8
Enterprise	312.9	334.3
Broadband	334.2	373.1
WNS	617.7	673.5

Total identifiable segment related assets	3,170.8	3,569.7
Reconciliation to total assets:
Cash, cash equivalents and short-term investments	702.9	412.1
Deferred income taxes	67.6	81.0

Total assets	$3,941.3	$4,062.8

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

	Year Ended December 31,
	2009	2008	2007
Net sales:
ACCG	$1,276.4	$1,860.5	$407.6
Enterprise	660.6	885.1	899.4
Broadband	472.9	590.9	625.3
WNS	617.7	690.9	—
Inter-segment eliminations	(2.7)	(10.8)	(1.5)

Consolidated net sales	$3,024.9	$4,016.6	$1,930.8

Operating income (loss):
ACCG	$37.9	$47.4	$63.9
Enterprise	99.8	152.1	151.4
Broadband	81.3	20.3	71.2
WNS	28.5	(309.3)	—

Consolidated operating income (loss)	$247.5	$(89.5)	$286.5

Depreciation and amortization:
ACCG	$118.1	$119.0	$4.2
Enterprise	24.0	23.0	26.5
Broadband	19.0	21.0	18.8
WNS	43.3	55.6	—

Consolidated depreciation and amortization	$204.4	$218.6	$49.5

Customer Information

Sales to Anixter International Inc. and its affiliates (Anixter) accounted for 11%, 11% and 25% of the Company’s total net sales during 2009, 2008 and 2007, respectively. These sales were primarily within the Enterprise segment. Sales to Alcatel-Lucent, which primarily relate to their role as an original equipment manufacturer for telecommunications companies, accounted for approximately 11% of the Company’s net sales during 2007. These sales to Alcatel-Lucent primarily originated within the ACCG segment. Other than Anixter and Alcatel-Lucent, no customer accounted for 10% or more of the Company’s total net sales for 2009, 2008 or 2007.

Accounts receivable from Anixter represented approximately 11% of net accounts receivable as of December 31, 2009. Accounts receivable from Anixter and Alcatel-Lucent represented approximately 11% and 10%, respectively, of net accounts receivable as of December 31, 2008. No other customer accounted for more than 10% of the Company’s net accounts receivable as of December 31, 2009 or 2008.

Sales to related parties were less than 1% of net sales in 2009 and less than 2% of net sales in 2008 and 2007. Accounts receivable from related parties were less than 1% of the Company’s net accounts receivable as of December 31, 2009 and 2008. Purchases from related parties were less than 1% of operating costs and expenses in 2009, 2008 and 2007. As of December 31, 2009 and 2008, none of the Company’s accounts payable were to related parties.

CommScope, Inc.

Notes to Consolidated Financial Statements—(Continued)

(In Thousands, Unless Otherwise Noted)

Geographic Information

Sales to customers located outside of the United States comprised 49%, 53% and 33% of total net sales in 2009, 2008 and 2007, respectively. Sales by geographic region, based on the destination of product shipments, were as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
United States	$1,557.7	$1,903.8	$1,302.9
Europe, Middle East and Africa	677.1	1,112.3	265.8
Asia Pacific	568.9	628.5	177.8
Central and Latin America	158.2	305.3	153.6
Canada	63.0	66.7	30.7

Consolidated net sales	$3,024.9	$4,016.6	$1,930.8

Long-lived assets, excluding intangibles, financial instruments and deferred taxes, consisted substantially of property, plant and equipment and were dispersed by geographic area as follows (in millions):

	As of December 31,
	2009	2008	2007
United States	$209.0	$251.5	$262.3
Europe, Middle East and Africa	62.8	77.6	92.9
Asia Pacific	106.8	108.8	134.2
Central and Latin America	33.8	30.2	35.9

Total long-lived assets, as defined above	$412.4	$468.1	$525.3

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2009:
Net sales	$742,251	$783,708	$750,433	$748,467
Gross profit	168,725	229,133	244,786	222,760
Operating income(b)	9,031	74,135	91,168	73,199
Net income (loss)	(20,522)	15,427	45,827	37,067
Basic earnings (loss) per share	(0.29)	0.19	0.49	0.39
Diluted earnings (loss) per share	(0.29)	0.18	0.45	0.37
2008(a):
Net sales	$1,005,094	$1,087,377	$1,062,297	$861,793
Gross profit	222,633	315,618	301,787	239,584
Operating income (loss)(b)(c)	27,777	97,570	127,504	(342,382)
Net income (loss)	(11,049)	40,216	84,687	(342,376)
Basic earnings (loss) per share	(0.16)	0.57	1.20	(4.86)
Diluted earnings (loss) per share	(0.16)	0.50	1.05	(4.86)

(a)	The results of operations of Andrew for the period from December 27, 2007 through December 31, 2007 are included in the consolidated results of operations for the first quarter of 2008.
(b)	Operating income for each quarter in 2009 included pretax restructuring charges of, in chronological order, $8,703, $8,117, $3,207, and $618. Operating income (loss) for each quarter in 2008 included pretax restructuring charges of, in chronological order, $132, $22,636, $2,356, and $12,476.
(c)	Operating loss for the fourth quarter of 2008 included goodwill and other intangible asset impairments of $397,093.

CommScope, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Period	Additions		Deductions(2)	Balance at End of Period
		Charged to Costs and Expenses	Other(1)
Deducted from assets:
Allowance for doubtful accounts
Year ended December 31, 2009(3)	$19,307	$(2,192)	$—	$543	$16,572
Year ended December 31, 2008	$22,154	$2,034	$—	$4,881	$19,307
Year ended December 31, 2007	$13,461	$1,490	$7,743	$540	$22,154

(1)	Andrew Corporation balance as of the December 27, 2007 acquisition date.
(2)	Uncollectible customer accounts written off, net of recoveries of previously written off customer accounts.
(3)	Excludes a $2.3 million recovery of an account related to a WNS segment customer that had previously been written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CommScope’s management assessed the effectiveness of CommScope’s internal control over financial reporting as of December 31, 2009. In making this assessment, CommScope’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concludes that, as of December 31, 2009, CommScope’s internal control over financial reporting is effective based on the COSO internal control criteria.

CommScope’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of CommScope’s internal control over financial reporting.

February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CommScope, Inc.

We have audited CommScope, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommScope, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CommScope, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CommScope, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009 and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 22, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is contained in Part I, Item 1 of this Form 10-K and the sections captioned “Management of the Company—Board of Directors of the Company,” “Management of the Company—Board Leadership Structure and Committees of the Board,” and “Management of the Company—Section 16(a) Beneficial Ownership Reporting Compliance” included in our 2010 Proxy Statement, which sections are incorporated herein by reference.

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

Information required by this Item is contained in the section captioned “Management of the Company—Executive Officer Compensation” in our 2010 Proxy Statement and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is presented below or contained in the section captioned “Beneficial Ownership of Common Stock” in our 2010 Proxy Statement, which section is incorporated by reference herein.

EQUITY COMPENSATION PLAN INFORMATION AS OF FISCAL YEAR END

The following table includes information with respect to equity compensation plans (including any individual compensation arrangements under which the Company’s equity securities are authorized for issuance to employees or non-employees) as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	4,232,722	(1)	$24.44	2,581,619	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,232,722		$24.44	2,581,619

(1)

Represents (i) shares of common stock to be issued upon exercise of outstanding options granted pursuant to the 1997 Long-Term Incentive Plan, 2006 Long-Term Incentive Plan (2006 LTIP), and the Andrew Corporation Management Incentive Program and the Andrew Corporation Long-Term Incentive Plan

(Andrew Plans); (ii) shares of common stock underlying performance share unit awards granted pursuant to the 2006 LTIP and Andrew Plans in respect of the 2008 performance year (reflecting 71% achieved level of performance); and (iii) shares of common stock underlying restricted stock units granted pursuant to the 2006 LTIP and Andrew Plans. Of the foregoing amounts, only the weighted-average exercise price of the shares of common stock to be issued upon exercise of outstanding options is taken into account in column (b).

(2)	Represents shares of common stock that may be issued pursuant to restricted stock units, options and performance share unit awards under the 2006 LTIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is contained in the sections captioned “Management of the Company—Certain Relationships and Related Party Transactions” and “Management of the Company—Independence of Board Members” in our 2010 Proxy Statement and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is contained in the section captioned “Proposal Two: Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our 2010 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

1.	FinancialStatements
The following consolidated financial statements of CommScope, Inc. are included under Part II, Item 8:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

2.	FinancialStatement Schedules
Schedule II—Valuation and Qualifying Accounts. Included under Part II, Item 8.
Certain schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	List of Exhibits. See Index of Exhibits included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMSCOPE, INC.

Date: February 22, 2010	BY:	/S/ FRANK M. DRENDEL
Frank M. Drendel Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRANK M. DRENDEL Frank M. Drendel	Chairman of the Board and Chief Executive Officer	February 22, 2010

/S/ JEARLD L. LEONHARDT Jearld L. Leonhardt	Executive Vice President and Chief Financial Officer (Principal financial officer)	February 22, 2010

/S/ MARK A. OLSON Mark A. Olson	Senior Vice President and Controller (Principal accounting officer)	February 22, 2010

/S/ BOYD L. GEORGE Boyd L. George	Director	February 22, 2010

/S/ GEORGE N. HUTTON, JR. George N. Hutton, Jr.	Director	February 22, 2010

/S/ KATSUHIKO OKUBO Katsuhiko Okubo	Director	February 22, 2010

/S/ RICHARD C. SMITH Richard C. Smith	Director	February 22, 2010

/S/ JUNE E. TRAVIS June E. Travis	Director	February 22, 2010

/S/ JAMES N. WHITSON James N. Whitson	Director	February 22, 2010

Index of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 26, 2007, by and among CommScope, Inc., DJRoss, Inc. and Andrew Corporation (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated June 27, 2007 (File No. 1-12929)).

3.1	Amended and Restated Certificate of Incorporation of CommScope, Inc. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 1-12929)).

3.1.1	Certificate of Elimination of Series A Junior Participating Preferred Stock of CommScope, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated January 21, 2009 (File No. 1-12929)).

3.2	Amended and Restated By-Laws of CommScope, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated January 21, 2009 (File No. 1-12929)).

4.1	Subordinated Indenture, dated as of May 28, 2009, between CommScope, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 28, 2009 (File No. 1-12929)).

4.2	First Supplemental Indenture, dated as of May 28, 2009, between CommScope, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 28, 2009 (File No. 1-12929)).

4.3	Form of 3.25% Senior Subordinated Convertible Notes due 2015 (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 28, 2009 (File No. 1-12929)).

10.1+	Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (as amended and restated effective May 7, 2004) (Incorporated herein by reference from Appendix B to the Company’s definitive Proxy Statement filed with the Commission on March 24, 2004 (File No. 1-12929)).

10.1.1+	Form of Nonqualified Stock Option Agreement under Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (Incorporated herein by reference from the Company’s Quarterly Report on From 10-Q for the period ended September 30, 2004 (File No. 1-12929)).

10.1.2+	Form of CommScope, Inc. 1997 Long-Term Incentive Plan Employee Performance Unit Award Agreement (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated December 15, 2005 (File No. 1-12929)).

10.1.3+	Form of Director’s Nonqualified Stock Option Agreement under Amended and Restated CommScope, Inc. 1997 Long-Term Incentive Plan (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.2+	Form of Amended and Restated Severance Protection Agreement between the Company and certain executive officers (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 3, 2009 (File No. 1-12929)).

10.3+	Employment Agreement between Frank Drendel, General Instrument Corporation and CommScope, Inc. of North Carolina, the Letter Agreement related thereto dated May 20, 1993 and Amendment to Employment Agreement dated July 25, 1997 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12929)).

Exhibit No.	Description
10.4+	CommScope, Inc. Annual Incentive Plan, as amended effective March 24, 2009 (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 25, 2009 (File No. 1-12929)).

10.5+	CommScope, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective April 9, 2009 (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 1-12929)).

10.6+	Form of Indemnification Agreement by and among CommScope, Inc., CommScope, Inc. of North Carolina, and their directors and officers (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated March 10, 2005 (File No. 1-12929)).

10.7+	Amended and Restated CommScope, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated February 28, 2007 (File No. 1-12929)).

10.7.1+	Form of CommScope, Inc. 2006 Long Term Incentive Plan Nonqualified Stock Option Agreement (Annual) and Employee Performance Share Unit Award Agreement (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated March 25, 2009 (File No. 1-12929)).

10.7.2+	Form of CommScope, Inc. 2006 Long Term Incentive Plan Director Share Award Agreement (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.7.3+	Form of CommScope, Inc. 2006 Long-Term Incentive Plan Director’s Nonqualified Stock Option Agreement (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.8+	Andrew Corporation Management Incentive Program, dated November 18, 1999, as amended May 12, 2003, May 14, 2004 and January 22, 2008 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.9+	Andrew Corporation Long-Term Incentive Plan, dated November 17, 2004, as amended January 22, 2008 (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12929)).

10.10	Credit Agreement, dated as of December 27, 2007, by and among CommScope, Inc., Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders Party thereto, Bank of America Securities LLC, and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, LTD. and Calyon New York Branch, as Co-Documentation Agents (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated December 28, 2007 (File No. 1-12929)).

10.10.1	Amendment No. 1 to the Credit Agreement, dated as of December 24, 2008, among CommScope, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated December 29, 2008 (File No. 1-12929)).

10.10.2	Amendment No. 2 to the Credit Agreement, dated as of May 20, 2009, among CommScope, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 28, 2009 (File No. 1-12929)).

Exhibit No.	Description
10.11	Purchase and Sale Agreement, dated as of November 5, 2007, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation, as amended by Amendment No. 1 to Purchase and Sale Agreement, dated as of December 20, 2007, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated January 4, 2008 (File No. 1-12929)).

10.11.1	Amendment No. 2 to Purchase and Sale Agreement, dated as of December 28, 2007, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated January 4, 2008 (File No. 1-12929)).

10.11.2	Amendment No. 3 to Purchase and Sale Agreement, dated as of January 31, 2008, by and among Andrew Corporation, Andrew Canada Inc., Andrew Limited, Andrew Holdings (Germany) GmbH and ASC Signal Corporation (Incorporated by reference herein from the Company’s Current Report on Form 8-K dated January 31, 2008 (File No. 1-12929)).

10.12	Agreement, dated as of March 26, 2008, by and among CommScope, Inc., Andrew Corporation, Andrew Corporation Mauritius, Andes Industries, Inc., PCT International, Inc., PCT Mauritius Holding Limited, Mr. Steven Youtsey and PCT Broadband Telecommunications (Yantai) Co., Ltd. (Incorporated herein by reference from the Company’s Current Report on Form 8-K dated March 26, 2008 (File No. 1-12929)).

21	Subsidiaries of the Registrant.(1)

23.1	Consent of Ernst & Young LLP.(1)

23.2	Consent of Deloitte & Touche LLP.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).(1)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).(1)

(1)	Filed with this Form 10-K.

+	Management Compensation.