Form 10-Q
period 2010-03-31
COMMSCOPE INC
filed 2010-04-29
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 23, 2010 there were 94,452,729 shares of Common Stock outstanding.

CommScope, Inc.

Form 10-Q

March 31, 2010

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited — In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Net sales	$721,606	$742,251

Operating costs and expenses:
Cost of sales	516,765	573,526
Selling, general and administrative	112,585	101,205
Research and development	29,808	28,962
Amortization of purchased intangible assets	20,764	20,824
Restructuring costs	47,852	8,703

Total operating costs and expenses	727,774	733,220

Operating (loss) income	(6,168)	9,031
Other income (expense), net	1,252	(10,030)
Interest expense	(24,530)	(30,627)
Interest income	1,477	1,479

Loss before income taxes	(27,969)	(30,147)
Income tax benefit	5,853	9,625

Net loss	$(22,116)	$(20,522)

Loss per share:
Basic	$(0.23)	$(0.29)
Diluted	$(0.23)	$(0.29)

Weighted average shares outstanding:
Basic	94,295	71,800
Diluted	94,295	71,800

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited — In thousands, except share amounts)

	March 31, 2010	December 31, 2009

Assets

Cash and cash equivalents	$561,604	$662,440
Short-term investments	60,294	40,465

Total cash, cash equivalents and short-term investments	621,898	702,905

Accounts receivable, less allowance for doubtful accounts of $17,239 and $16,572, respectively	608,686	598,959
Inventories, net	340,910	314,047
Prepaid expenses and other current assets	53,830	61,435
Deferred income taxes	80,830	67,610

Total current assets	1,706,154	1,744,956

Property, plant and equipment, net	381,668	412,388
Goodwill	995,023	995,037
Other intangibles, net	696,996	721,390
Other noncurrent assets	68,249	67,545

Total Assets	$3,848,090	$3,941,316

Liabilities and Stockholders’ Equity
Accounts payable	$236,219	$200,869
Other accrued liabilities	287,932	247,447
Current portion of long-term debt	11,874	140,810

Total current liabilities	536,025	589,126

Long-term debt	1,396,036	1,403,668
Deferred income taxes	123,081	143,132
Pension and other postretirement benefit liabilities	152,086	134,770
Other noncurrent liabilities	119,619	121,637

Total Liabilities	2,326,847	2,392,333

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at March 31, 2010 or December 31, 2009	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued and outstanding shares: 94,393,464 at March 31, 2010 and 94,217,797 at December 31, 2009	1,047	1,046
Additional paid-in capital	1,370,371	1,361,156
Retained earnings	372,768	394,884
Accumulated other comprehensive income (loss)	(73,214)	(58,434)
Treasury stock, at cost: 10,350,516 shares at March 31, 2010 and 10,348,195 shares at December 31, 2009	(149,729)	(149,669)

Total Stockholders’ Equity	1,521,243	1,548,983

Total Liabilities and Stockholders’ Equity	$3,848,090	$3,941,316

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited — In thousands)

	Three Months Ended March 31,
	2010	2009

Operating Activities:
Net loss	$(22,116)	$(20,522)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,205	50,003
Equity-based compensation	8,917	3,547
Deferred income taxes	(27,840)	(19,944)
Non-cash restructuring charges	15,274	—
Loss on conversion of debt securities	—	8,649
Changes in assets and liabilities:
Accounts receivable	(14,835)	54,130
Inventories	(28,607)	73,583
Prepaid expenses and other assets	5,482	(5,766)
Accounts payable and other liabilities	80,606	(59,904)
Other	(1,745)	1,588

Net cash provided by operating activities	63,341	85,364

Investing Activities:
Additions to property, plant and equipment	(8,752)	(13,825)
Proceeds from disposal of property, plant and equipment	6,619	371
Net purchases of short-term investments	(19,829)	—
Cash paid for acquisitions	—	(84)

Net cash used in investing activities	(21,962)	(13,538)

Financing Activities:
Principal payments on long-term debt	(136,158)	(356,736)
Proceeds from the issuance of long-term debt	—	100,000
Net borrowings under revolving credit facility	—	75,000
Long-term debt financing costs	—	(2,160)
Proceeds from the issuance of common shares under equity-based compensation plans	282	17
Excess tax benefits from equity-based compensation	50	—
Common shares repurchased under equity-based compensation plans	(60)	—

Net cash used in financing activities	(135,886)	(183,879)

Effect of exchange rate changes on cash	(6,329)	(9,305)

Change in cash and cash equivalents	(100,836)	(121,358)
Cash and cash equivalents, beginning of period	662,440	412,111

Cash and cash equivalents, end of period	$561,604	$290,753

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

(Unaudited — In thousands, except share amounts)

	Three Months Ended March 31,
	2010	2009
Number of common shares outstanding:
Balance at beginning of period	94,217,797	70,798,864
Issuance of shares under equity-based compensation plans	26,301	92,634
Shares repurchased under equity-based compensation plans	(2,321)	—
Issuance of shares to employee benefit plan	151,687	—
Issuance of shares for conversion of convertible debentures	—	1,714,092

Balance at end of period	94,393,464	72,605,590

Common stock:
Balance at beginning of period	$1,046	$811
Issuance of shares to employee benefit plan	1	—
Issuance of shares for conversion of convertible debentures	—	17

Balance at end of period	$1,047	$828

Additional paid-in capital:
Balance at beginning of period	$1,361,156	$969,976
Equity-based compensation	5,012	4,226
Issuance of shares to employee benefit plan	4,186	—
Tax benefit from shares issued under equity-based compensation plans	17	—
Issuance of shares for conversion of convertible debentures	—	32,607

Balance at end of period	$1,370,371	$1,006,809

Retained earnings:
Balance at beginning of period	$394,884	$317,085
Net loss	(22,116)	(20,522)

Balance at end of period	$372,768	$296,563

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(58,434)	$(132,411)
Other comprehensive income (loss), net of tax	(14,780)	(18,838)

Balance at end of period	$(73,214)	$(151,249)

Treasury stock, at cost:
Balance at beginning of period	$(149,669)	$(147,103)
Net shares (repurchased) issued under equity-based compensation plans	(60)	416

Balance at end of period	$(149,729)	$(146,687)

Total stockholders’ equity	$1,521,243	$1,006,264

	Three Months Ended March 31,
	2010	2009
Comprehensive income (loss):
Net loss	$(22,116)	$(20,522)
Other comprehensive income (loss), net of tax:
Foreign currency loss	(9,982)	(22,061)
Gain on derivative financial instruments	2,708	3,672
Amortization of unrecognized pension and other postretirement benefit amounts	(385)	113
Pension and other postretirement benefit activity	(7,121)	—
Loss on available-for-sale investments	—	(562)

Total other comprehensive income (loss), net of tax	(14,780)	(18,838)

Total comprehensive income (loss)	$(36,896)	$(39,360)

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited — In Thousands, Unless Otherwise Noted)

1. BACKGROUND AND BASIS OF PRESENTATION

Background

CommScope, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a world leader in infrastructure solutions for communication networks. Through its Andrew Solutions™ brand, the Company is a global leader in radio frequency subsystem solutions for wireless networks. Through its SYSTIMAX® and Uniprise® brands, CommScope is also a world leader in network infrastructure solutions, including cables and connectivity, enclosures, intelligent software and network design services for business enterprise applications. CommScope is also the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL), fiber-to-the-node and wireless applications.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2010 and 2009 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the 2009 Form 10-K). There were no changes in the Company’s significant accounting policies during the three months ended March 31, 2010, other than changing the annual impairment test date for goodwill and other indefinite-lived intangible assets (discussed below) and the adoption of new accounting guidance regarding the consolidation of variable interest entities (Accounting Standards Update 2009-17). The implementation of these changes did not have an impact on the Company’s condensed consolidated financial statements. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2009 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2009 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Goodwill and Other Intangible Assets

Since the Company adopted the specific provisions of ASC 350, Intangibles — Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), effective January 1, 2002, the annual goodwill and indefinite-lived intangible asset impairment tests of the January 1, 2002 goodwill and indefinite-lived intangible asset balances has been performed as of August 31 of each year, while the goodwill related to the Andrew acquisition has been tested as of October 1. As a result of the significance of the Andrew acquisition on December 27, 2007, and the impact of the acquisition to the recorded goodwill balance, management reassessed and, as of March 31, 2010, changed its annual impairment testing date from August 31 to October 1 for the entire goodwill and indefinite-lived intangible asset balances. The Company’s management believes this change in testing date is preferable to allow additional time to plan and execute its review of the completeness and accuracy of the impairment testing process given the significant increase in goodwill as a result of the Andrew acquisition. The Company does not believe that this change in annual impairment testing dates will accelerate or delay an impairment charge or otherwise avoid an impairment charge. The Company will apply the new annual impairment testing date prospectively following the August 31 annual impairment test.

In addition to the annual impairment test, goodwill and other intangible assets with indefinite lives are tested on an interim basis if events have occurred or circumstances exist that indicate the carrying value of these intangible assets may no longer be recoverable.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 18% of the Company’s total net sales during the three months ended March 31, 2010. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2010. No customer accounted for 10% or more of the Company’s total net sales for the three months ended March 31, 2009.

Accounts receivable from Anixter and Alcatel-Lucent represented approximately 15% and 11%, respectively, of net accounts receivable as of March 31, 2010. Other than Anixter and Alcatel-Lucent, no other customer accounted for 10% or more of the Company’s net accounts receivable as of March 31, 2010.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities, for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Product warranty accrual, beginning of period	$27,625	$32,866
Provision for warranty claims	3,592	4,955
Warranty claims paid	(2,585)	(7,400)

Product warranty accrual, end of period	$28,632	$30,421

Commitments and Contingencies

As a result of a 2007 jury verdict in favor of TruePosition, Inc. and subsequent post-trial proceedings, Andrew LLC (a wholly owned subsidiary of CommScope) is subject to a civil judgment in the amount of $48.8 million (including accrued interest) for patent infringement. The Company has recorded a liability for this amount as of March 31, 2010. The trial court also granted a permanent injunction against further infringing sales. CommScope disagrees with these determinations and continues to believe that the products at issue do not infringe TruePosition’s patent. CommScope’s appeal is currently pending before the United States Court of Appeals for the Federal Circuit. Subject to the outcome of this and possible additional legal actions that may be taken by the Company and/or TruePosition, the ultimate resolution of this litigation may be materially different than the Company’s current estimate, which does not include legal fees the Company may incur in further appeals or other proceedings.

In March 2010, an arbitrator issued an interim decision regarding claims made by the Company against EMS Technologies, Inc. (EMS) related to warranty claims arising from a business Andrew had acquired from EMS. That decision awarded $11.4 million to the Company, subject to various positive and negative adjustments that may be made by the arbitrator. The Company estimates that the final award will be between $8.0 million and $14.8 million. Pending final resolution, the Company has not recognized any portion of the arbitrator’s award.

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

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

As of March 31, 2010, the Company had commitments of $41.6 million to purchase metals that are expected to be consumed in normal production during 2010. In the aggregate, these commitments are at prices slightly below market prices as of March 31, 2010.

Earnings (Loss) Per Share

Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the applicable period. Below is a summary of the amounts used in the basic and diluted loss per share computations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net loss for basic	$(22,116)	$(20,522)
Weighted average number of common shares outstanding	94,295	71,800
Basic and diluted loss per share	$(0.23)	$(0.29)

The calculation of diluted loss per share for the three months ended March 31, 2010 excludes the dilutive effect of stock options (0.6 million shares), restricted stock units and performance share units (0.8 million shares), and convertible debt (10.5 million shares) because they would have decreased the loss per share. The calculation of diluted loss per share for the three months ended March 31, 2009 excludes the dilutive effect of stock options (0.1 million shares), restricted stock units and performance share units (0.4 million shares), and convertible debt (8.9 million shares) because they would have decreased the loss per share. Out-of-the-money options to purchase 1.4 million and 2.5 million shares were excluded from the computation of diluted loss per share for the three months ended March 31, 2010 and 2009, respectively, because they would have been antidilutive.

Income taxes

The income tax benefit for the three months ended March 31, 2010 is net of a $2.3 million charge related to changes to the tax deductibility of prescription drug benefits to certain retirees (Medicare Part D) made as part of the health care reform legislation enacted in March 2010. The effective income tax rate of 20.9% for the three months ended March 31, 2010 also reflects the tax impact of earnings and losses in certain jurisdictions with no tax benefit recognized related to losses in certain other jurisdictions. The Company’s effective income tax rate for the three months ended March 31, 2009 was 31.9%, which reflected the benefits derived from significant operations outside the U.S. that are generally taxed at rates lower than the U.S. statutory rate of 35%.

Accounting Standards Not Yet Adopted

In September 2009, the FASB ratified the final consensuses reached by the Emerging Issues Task Force regarding revenue arrangements with multiple deliverables and software revenue recognition. The consensus reached on arrangements with multiple deliverables addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The consensus reached on software revenue recognition excludes products containing both software and non-software components that function together to deliver the product’s essential functionality from the scope of current revenue recognition guidance for software products. Although these consensuses are effective for the Company as of January 1, 2011, early adoption is permitted with expanded disclosures and application of the adjustments to the beginning of the fiscal year of adoption. The Company is currently assessing the timing of adoption. The Company expects to adopt these consensuses on a prospective basis which would impact the timing of revenue recognition for all agreements entered into or materially modified after January 1 of the year of adoption.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

2. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Short-term Investments

As of March 31, 2010 and December 31, 2009, the Company’s short-term investments were held-to-maturity securities that mature within one year. See Note 5 for discussion of the fair value of these securities.

As of March 31, 2010, the Company’s short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency notes	$30,006	$—	$(11)	$29,995
Corporate debt obligations	30,288	—	(12)	30,276

	$60,294	$—	$(23)	$60,271

As of December 31, 2009, the Company’s short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency notes	$30,008	$—	$(55)	$29,953
Corporate debt obligations	10,457	—	(10)	10,447

	$40,465	$—	$(65)	$40,400

Inventories

	March 31, 2010	December 31, 2009

Raw materials	$92,451	$85,443
Work in process	94,480	84,488
Finished goods	153,979	144,116

	$340,910	$314,047

Other Current Accrued Liabilities

	March 31, 2010	December 31, 2009
Compensation and employee benefit liabilities	$62,470	$48,734
Litigation reserve	48,752	48,558
Deferred revenue	46,512	36,538
Warranty reserve	28,632	27,625
Restructuring reserve	35,443	6,140
Other	66,123	79,852

	$287,932	$247,447

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

Cash Flow Information

	Three Months Ended March 31,
	2010	2009
Cash paid during the period for:
Income taxes, net of refunds	$14,305	$12,355
Interest	24,296	26,130

Non-cash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$—	$24,029
Issuance of shares in lieu of cash for executive bonuses	—	1,078

3. FINANCING

	March 31, 2010	December 31, 2009
Seven-year senior secured term loan due December 2014	$752,968	$838,295
Six-year senior secured term loan due December 2013	357,536	406,815
3.25% senior subordinated convertible notes due July 2015	287,500	287,500
Other	9,906	11,868

	1,407,910	1,544,478
Less: Current portion	(11,874)	(140,810)

	$1,396,036	$1,403,668

Senior Secured Credit Facilities

In March 2010, the Company made the annual excess cash flow payment for 2009 as required under its senior secured credit facilities (see Note 7 in the Notes to Consolidated Financial Statements in the 2009 Form 10-K), reducing the seven-year senior secured term loan by $80.5 million and the six-year senior secured term loan by $47.1 million. In connection with the excess cash flow payment, the Company wrote off $1.5 million in deferred financing fees, which are included in interest expense for the three months ended March 31, 2010. No portion of the senior secured term loans was reflected as a current portion of long-term debt as of March 31, 2010 related to the excess cash flow payment that will be due in the first quarter of 2011. The amount that may be payable as an excess cash flow payment in 2011 cannot currently be reliably estimated.

During the three months ended March 31, 2010, the Company also made mandatory payments of $6.5 million on its senior secured term loans reflecting the net proceeds from the sale of assets, in addition to a scheduled maturity of $0.5 million.

As of March 31, 2010, the Company had remaining availability of approximately $365.5 million under the senior secured revolving credit facility.

As of March 31, 2010, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of March 31, 2010 were 5.29 to 1.0 and 2.78 to 1.0, respectively. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of March 31, 2010.

Other Matters

The weighted average effective interest rate on outstanding borrowings under the above debt instruments, including the effect of the interest rate swap (see Note 4) and amortization of deferred financing fees, was 6.14% and 5.83% at March 31, 2010 and December 31, 2009, respectively.

See Note 7 in the Notes to Consolidated Financial Statements in the 2009 Form 10-K for additional information on the terms and conditions of the senior secured credit facilities and the 3.25% senior subordinated convertible notes.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

4. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to a variety of risks related to its ongoing business operations. The primary risks that are addressed by using derivative instruments are interest rate risk and foreign currency exchange rate risk. The Company holds an interest rate swap to manage the variability of forecasted interest payments attributable to changes in interest rates on a portion of the term loans issued under the senior secured credit facilities. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at March 31, 2010 and is expected to continue to be effective for the duration of the swap agreement, resulting in no material hedge ineffectiveness.

Prior to the agreement’s expiration in December 2009, the Company used a cross currency swap, which was designated as a fair value hedge, to hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets.

The Company also uses derivative instruments such as forward contracts to reduce the risk of certain foreign currency exchange rate fluctuations. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting and are marked to market each period through earnings. The balance sheet location and fair value of each of the Company’s derivatives are as follows:

		Fair Value of Asset (Liability)
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivative designated as hedging instrument:
Interest rate swap	Other noncurrent liabilities	$(38,723)	$(42,909)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	224	133
Foreign currency contracts	Other accrued liabilities	(23)	(248)

Total derivatives not designated as hedging instruments		201	(115)

Total derivatives		$(38,522)	$(43,024)

The pretax impact of the interest rate swap on the Condensed Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 is as follows:

Interest Rate Swap Designated as Cash Flow Hedge	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Net Loss (Effective and Ineffective Portions)	Gain (Loss) Reclassified from Accumulated OCI to Net Loss (Effective Portion)	Gain (Loss) Recognized in Net Loss (Ineffective Portion)
Three months ended March 31, 2010	$(5,347)	Interest expense	$(9,645)	$(112)
Three months ended March 31, 2009	(2,845)	Interest expense	(8,673)	157

Any gain (loss) on the cross currency swap was offset by the (loss) gain on the euro-denominated assets hedged by the swap. The following table summarizes the pretax impact of the cross currency swap on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.

Cross Currency Swap Designated as Fair Value Hedge	Location of Gain (Loss)	Gain (Loss) Recognized in Net Loss
Three months ended March 31, 2009	Other income (expense), net	$445

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

The pretax impact of the foreign currency forward contracts not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 is as follows:

Foreign Currency Forward Contracts Not Designated as Hedging Instruments	Location of Gain (Loss)	Gain (Loss) Recognized in Net Loss
Three months ended March 31, 2010	Other income (expense), net	$(79)
Three months ended March 31, 2009	Other income (expense), net	(3,553)

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2010	2009
Accumulated net loss on derivative instruments, beginning of period	$(32,699)	$(50,137)
Gain on interest rate swap designated as a cash flow hedge, net of taxes	2,708	3,672

Accumulated net loss on derivative instruments, end of period	$(29,991)	$(46,465)

During the three months ended March 31, 2010 and 2009, the income tax expense related to the gain on the derivative financial instruments reported within other comprehensive loss was $(1,590) and $(2,156), respectively.

5. FAIR VALUE MEASUREMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, debt instruments and an interest rate swap (see Note 4). For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of March 31, 2010 and December 31, 2009 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s short-term investments and 3.25% senior subordinated convertible notes (see Note 3) were based on quoted market prices. The fair values of the Company’s senior secured term loans were based on indicative quotes. The fair value of the Company’s interest rate swap agreement was based on the net present value of the difference between the expected future fixed rate interest payments and variable rate interest payments.

The carrying amounts, estimated fair values and valuation input levels of the Company’s short-term investments, senior secured term loans, convertible debt and interest rate swap as of March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Short-term investments	$60,294	$60,271	$40,465	$40,400	Level 1
Liabilities:
Seven-year senior secured term loan	752,968	749,203	838,295	820,481	Level 2
Six-year senior secured term loan	357,536	350,832	406,815	394,611	Level 2
3.25% senior subordinated convertible notes	287,500	349,485	287,500	342,125	Level 1
Interest rate swap	38,723	38,723	42,909	42,909	Level 2

As a result of restructuring actions announced in the three months ended March 31, 2010, the Company determined that the carrying value of certain property in Omaha, Nebraska was no longer recoverable. The carrying value of this property was reduced to its estimated fair value of $13.7 million, which was based upon a market approach that considered the selling prices of comparable properties (Level 3 valuation inputs).

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

The fair value estimates presented above are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented.

6. SEGMENTS

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

The following tables provide summary financial information by segment as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 (in millions):

	March 31, 2010	December 31, 2009
Identifiable segment-related assets:
ACCG	$1,835.1	$1,906.0
Enterprise	345.8	312.9
Broadband	344.4	334.2
WNS	620.1	617.7

Total identifiable segment-related assets	3,145.4	3,170.8

Reconciliation to total assets:
Cash, cash equivalents and short-term investments	621.9	702.9
Deferred income tax asset	80.8	67.6

Total assets	$3,848.1	$3,941.3

The following table presents goodwill by reportable segment as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Goodwill:
ACCG	$706.7	$706.7
Enterprise	20.9	20.9
Broadband	133.6	133.6
WNS	133.8	133.8

Total goodwill	$995.0	$995.0

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

The following table provides net sales and operating income (loss) by segment for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Net sales:
ACCG	$258.6	$325.9
Enterprise	197.9	144.0
Broadband	111.0	114.2
WNS	155.8	159.0
Inter-segment eliminations	(1.7)	(0.8)

Consolidated net sales	$721.6	$742.3

Operating income (loss):
ACCG	$(40.3)	$(13.4)
Enterprise	18.1	7.4
Broadband	13.3	8.6
WNS	2.7	6.4

Consolidated operating income (loss)	$(6.2)	$9.0

7. RESTRUCTURING COSTS

In early 2010, the Company initiated new restructuring actions (the 2010 Restructuring Initiatives). The objectives of the 2010 Restructuring Initiatives are to realign and lower the Company’s cost structure and improve capacity utilization. To achieve these objectives, the Company announced the closure of manufacturing facilities in Omaha, Nebraska and Newton, North Carolina, among other actions. Much of the production capacity from these facilities will be shifted to other existing facilities or contract manufacturers. These actions primarily affect the ACCG and Enterprise segments. During 2009 and 2008, the Company implemented restructuring actions to complete acquisition-related integration efforts and to lower the combined manufacturing, selling and administrative cost structure of the Company (the 2008 Integration Initiatives). During the three months ended March 31, 2010 and 2009, the Company’s pretax restructuring charges, by segment, related to both initiatives were as follows:

	Three Months Ended March 31,
	2010	2009

ACCG	$31,510	$1,560
Enterprise	15,744	1,223
Broadband	(32)	3,777
WNS	630	2,143

Total	$47,852	$8,703

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

2010 Restructuring Initiatives

During the three months ended March 31, 2010, the Company incurred $48.0 million in employee-related costs and asset impairments related to the 2010 Restructuring Initiatives. The activity within the liability established for these restructuring actions, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Asset Impairments	Total
Balance as of December 31, 2009	$—	$—	$—
Charge recorded	39,078	8,935	48,013
Cash paid	(1,672)	—	(1,672)
Other non-cash items	(6,347)	(8,935)	(15,282)

Balance as of March 31, 2010	$31,059	$—	$31,059

Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits. The costs recognized during the three months ended March 31, 2010 include a $6.3 million estimated net curtailment loss related to pension and other postretirement benefits.

Asset impairment charges recognized during the three months ended March 31, 2010 primarily relate to the planned plant closure in Omaha. The carrying value of the Omaha facility has been written down to its estimated fair value and depreciation will continue to be recognized. As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally, which is recorded in property, plant and equipment on the Condensed Consolidated Balance Sheets at the lower of cost or estimated fair value. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

The Company expects to incur equipment relocation costs during 2010 related to the costs to uninstall, pack, ship and reinstall manufacturing equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are expensed as incurred.

Additional pretax costs related to actions announced to date under the 2010 Restructuring Initiatives of $8 million to $13 million are expected to be recognized by the end of 2011. Cash payments of $8 million to $10 million are expected during the remainder of 2010 with an additional $34 million to $37 million expected to be paid in 2011 and beyond. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

2008 Integration Initiatives

The activity within the liability established for the 2008 Integration Initiatives, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Lease Termination Costs	Asset Impairments	Total
Balance as of December 31, 2009	$1,343	$4,797	$—	$6,140
Additional charge (recovery) recorded	(7)	21	(175)	(161)
Cash (paid) recovered	(700)	(940)	175	(1,465)
Foreign exchange and other non-cash items	(17)	(113)	—	(130)

Balance as of March 31, 2010	$619	$3,765	$—	$4,384

Since the inception of the 2008 Integration Initiatives, the Company has recognized restructuring charges of $58.1 million and established a restructuring liability as part of the Andrew purchase price allocation of $54.4 million. Cash payments of $102.4 million, including $1.5 million paid during the three months ended March 31, 2010, have been made since the inception of the 2008 Integration Initiatives. The Company does not expect to incur any additional charges related to the completion of the 2008 Integration Initiatives and expects to pay substantially all of the remaining liability during 2010.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

8. EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$670	$665	$749	$867
Interest cost	3,477	3,143	1,460	1,586
Recognized actuarial loss (gain)	9	495	(337)	(172)
Amortization of prior service cost (credits)	(156)	(193)	(136)	23
Amortization of transition obligation	3	4	—	—
Curtailment loss (gain)	7,383	—	(1,044)	—
Expected return on plan assets	(3,724)	(2,715)	(152)	(131)

Net periodic benefit cost	$7,662	$1,399	$540	$2,173

The net curtailment loss recorded during the three months ended March 31, 2010 is included in restructuring costs on the Condensed Consolidated Statements of Operations (see Note 7).

The Company contributed $1.9 million to its pension plans during the three months ended March 31, 2010 and anticipates making additional contributions of at least $4.0 million to these plans during 2010. The Company contributed $1.1 million to its other postretirement benefit plans during the three months ended March 31, 2010 and anticipates making additional contributions of approximately $3.2 million to these plans during 2010.

9. EQUITY-BASED COMPENSATION PLANS

As of March 31, 2010, $35.6 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.9 years. There were no significant capitalized equity-based compensation costs at March 31, 2010.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2010 (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,020	$24.44
Granted	690	$29.51	$14.58
Exercised	(20)	$14.32
Expired or forfeited	(129)	$69.33	$4.50

Outstanding at March 31, 2010	3,561	$23.85		$28,327

Exercisable at March 31, 2010	2,501	$23.23		$23,241
Expected to vest	1,024	$25.29		$4,978

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $247 and $6, respectively.

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

The exercise prices of outstanding options at March 31, 2010 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $16.00	1,083	5.6	$11.15	804	$11.62
16.01 to 28.02	1,003	3.4	$18.00	1,003	$18.00
28.03 to 41.00	953	8.4	$30.24	263	$32.16
41.01 to 71.81	522	5.2	$49.79	431	$51.58

$7.43 to $71.81	3,561	5.7	$23.85	2,501	$23.23

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Expected option term (in years)	5.0	5.0
Risk-free interest rate	2.5%	1.7%
Expected volatility	55.0%	55.0%
Expected dividend yield	0%	0%
Weighted average exercise price (stock price at grant date)	$29.51	$9.80
Weighted average fair value at grant date	$14.58	$4.74

Performance Share Units

The following table summarizes the performance share unit activity for the three months ended March 31, 2010 (in thousands, except per share amounts):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2009	219	$41.22
Granted	287	$29.51
Forfeited	(3)	$36.06

Outstanding and non-vested at March 31, 2010	503	$34.57

CommScope, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited — In Thousands, Unless Otherwise Noted)

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2010 (in thousands, except per share amounts):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2009	994	$23.31
Granted	307	$29.51
Vested and shares issued	(7)	$37.96
Forfeited	(15)	$22.07

Outstanding and non-vested at March 31, 2010	1,279	$24.74

Other

During the three months ended March 31, 2010, the Company issued 0.2 million shares of its common stock valued at $4.2 million as an employer contribution to the CommScope, Inc. Retirement Savings Plan. This issuance of shares is included in equity-based compensation as an adjustment to reconcile net loss to net cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2010 and 2009 is provided to increase the understanding of, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and accompanying notes included in this document as well as the audited Consolidated Financial Statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2009 Annual Report on Form 10-K.

Overview

CommScope, Inc., along with its direct and indirect subsidiaries (CommScope or the Company), is a world leader in infrastructure solutions for communication networks. Through its Andrew Solutions™ brand, the Company is a global leader in radio frequency subsystem solutions for wireless networks. Through its SYSTIMAX® and Uniprise® brands, CommScope is also a world leader in network infrastructure solutions, including cables and connectivity, enclosures, intelligent software and network design services for business enterprise applications. CommScope is also the premier manufacturer of coaxial cable for broadband cable television networks and one of the leading North American providers of environmentally secure cabinets for digital subscriber line (DSL), fiber-to-the-node and wireless applications.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2009 Annual Report on Form 10-K other than changing the annual impairment test date for goodwill and other indefinite-lived intangible assets and the implementation of new accounting guidance regarding the consolidation of variable interest entities. These changes did not have a material impact on our financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 WITH THE THREE MONTHS ENDED MARCH 31, 2009

	Three Months Ended March 31,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$721.6	100.0%	$742.3	100.0%	$(20.7)	(2.8)%
Gross profit	204.8	28.4	168.7	22.7	36.1	21.4
SG&A expense	112.6	15.6	101.2	13.6	11.4	11.2
R&D expense	29.8	4.1	29.0	3.9	0.8	2.9
Amortization of purchased intangible assets	20.8	2.9	20.8	2.8	(0.1)	(0.3)
Restructuring costs	47.9	6.6	8.7	1.2	39.1	NM
Net loss	(22.1)	(3.1)	(20.5)	(2.8)	(1.6)	NM
Loss per diluted share	(0.23)		(0.29)

NM — Not meaningful

Net sales

The decrease in net sales for the first quarter of 2010 as compared to the first quarter of 2009 is primarily attributable to lower capital spending by wireless service providers (both directly and through original equipment manufacturers). This decline was partially offset by an increase in sales of Enterprise segment products. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The year-over-year increase in gross profit of $36.1 million is primarily due to increased sales of Enterprise products that have higher margins, improved 2010 factory utilization and benefits from cost reduction initiatives implemented during 2009. These improvements in gross profit were partially offset by the reinstatement of cash incentive bonus programs that had been suspended for 2009. Gross profit for the first quarter of 2009 was negatively affected by higher cost inventory and outstanding purchase commitments that were on hand at the beginning of 2009. Gross profit for the first quarter of 2009 was also negatively affected by a $3.1 million charge related to the TruePosition litigation.

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

Selling, general and administrative expense

The year-over-year increase in selling, general and administrative expense (SG&A) of $11.4 million was primarily related to the reinstatement of cash incentive bonus programs in 2010 that had been suspended for 2009. In the first quarter of 2009, SG&A expense was reduced by recoveries of accounts receivable that had been previously written off. The increase in SG&A expense as a percentage of sales is the result of higher SG&A expense and the decreased level of net sales.

Research and development

Research and development (R&D) expense increased by $0.8 million year over year primarily as a result of the reinstatement of cash incentive bonus programs as described above. R&D expense as a percentage of net sales increased to 4.1% for the three months ended March 31, 2010, compared to 3.9% for the three months ended March 31, 2009, due to higher R&D expense as well as the decrease in net sales. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangibles

The amortization of purchased intangibles was essentially unchanged in the first quarter of 2010 as compared to the first quarter of 2009. There is additional amortization expense of $3.6 million included in cost of sales in both periods related to patents and technologies.

Restructuring Costs

We recognized pretax restructuring costs of $47.9 million and $8.7 million during the three months ended March 31, 2010 and 2009, respectively. The restructuring costs recognized in the first quarter of 2010 are primarily related to workforce reductions and asset impairments resulting from planned facility closures as part of restructuring initiatives that began in early 2010 (the 2010 Restructuring Initiatives). The restructuring costs recognized in the first quarter of 2009 included $5.5 million in employee-related costs, $2.8 million in lease termination costs and $0.5 million in equipment relocation costs resulting from integration and cost reduction actions initiated in 2008 (the 2008 Integration Initiatives).

The objectives of the 2010 Restructuring Initiatives are to realign and lower our cost structure and improve capacity utilization. To achieve these objectives, we have announced the closure of production facilities in Omaha, Nebraska and Newton, North Carolina, among other actions. Much of the capacity at those facilities will be shifted to other existing facilities or contract manufacturers. Charges incurred during the first quarter of 2010 for these restructuring actions included $39.1 million for employee-related costs (including a $6.3 million net curtailment loss related to pension and other postretirement benefits) and $8.9 million for asset impairment charges, primarily related to reducing the carrying value of the Omaha facility to its estimated fair value.

Additional pretax costs related to actions announced to date under the 2010 Restructuring Initiatives of $8 million to $13 million are expected to be recognized by the end of 2011. Cash payments related to these costs and the completion of the 2008 Integration Initiatives of $8 million to $10 million are expected during the remainder of 2010 with an additional $34 million to $37 million expected to be paid in 2011 and beyond. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Other income (expense), net

Foreign exchange gains (losses) of $0.8 million and $(1.4) million are included in net other income (expense) for the three months ended March 31, 2010 and 2009, respectively. Net other expense for the three months ended March 31, 2009 includes a loss of $8.6 million on the induced conversion of our 1% convertible senior subordinated debentures.

Net interest income (expense)

We incurred net interest expense of $23.1 million during the three months ended March 31, 2010 compared to $29.1 million for the three months ended March 31, 2009. This decrease is mainly the result of the reduction in outstanding debt. Interest expense for the three months ended March 31, 2010 and 2009 includes $1.5 million and $2.1 million, respectively, related to the write off of deferred financing costs in connection with accelerated debt payments.

Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of deferred financing costs, was 6.14% as of March 31, 2010, 5.83% as of December 31, 2009 and 5.94% as of March 31, 2009.

Income taxes

The income tax benefit for the three months ended March 31, 2010 is net of a $2.3 million charge related to changes to the tax deductibility of prescription drug benefits to certain retirees (Medicare Part D) made as part of the health care reform legislation enacted in March 2010. Excluding the impact of this item, the effective tax rate for the quarter was 29.2%, which reflects the tax impact of earnings and losses in certain jurisdictions with no tax benefit recognized related to losses in certain other jurisdictions. Our effective income tax rate for the three months ended March 31, 2009 was 31.9%. We generally expect that our effective income tax rate will reflect the benefits from significant operations outside the U.S., which are generally taxed at lower rates than the U.S. statutory rate.

Segment Results

	Three Months Ended March 31,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales by segment:
ACCG	$258.6	35.8%	$325.9	43.9%	$(67.3)	(20.7)%
Enterprise	197.9	27.4%	144.0	19.4%	53.9	37.4%
Broadband	111.0	15.4%	114.2	15.4%	(3.2)	(2.8)%
WNS	155.8	21.6%	159.0	21.4%	(3.2)	(2.0)%
Inter-segment eliminations	(1.7)	(0.2)%	(0.8)	(0.1)%	(0.9)	NM

Consolidated net sales	$721.6	100.0%	$742.3	100.0%	$(20.7)	(2.8)%

Total domestic sales	$381.7	52.9%	$359.0	48.4%	$22.7	6.3%
Total international sales	339.9	47.1%	383.3	51.6%	(43.4)	(11.3)%

Total worldwide sales	$721.6	100.0%	$742.3	100.0%	$(20.7)	(2.8)%

Operating income (loss) by segment:
ACCG	$(40.3)	(15.6)%	$(13.4)	(4.1)%	$(26.9)	NM
Enterprise	18.1	9.1%	7.4	5.1%	10.7	144.6%
Broadband	13.3	12.0%	8.6	7.6%	4.7	54.7%
WNS	2.7	1.7%	6.4	4.0%	(3.7)	(57.8)%

Consolidated operating income (loss)	$(6.2)	(0.9)%	$9.0	1.2%	$(15.2)	(168.9)%

NM — Not meaningful

Antenna, Cable and Cabinets Group Segment

The ACCG segment includes product offerings of primarily passive transmission devices for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas as well as secure environmental enclosures for electronic devices and equipment used by wireline and wireless providers.

The ACCG segment experienced a significant decline in sales in the Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA) regions for the first quarter of 2010 as compared to the first quarter of 2009. In addition to a continued slowdown in spending by wireless service providers, the pending auction of 3G licenses and new regulatory restrictions in India negatively affected sales of antennas and other products in the APAC region in the first quarter of 2010. Foreign exchange rates favorably affected ACCG segment sales by 3% for the first quarter of 2010 as compared to the first quarter of 2009.

Despite first quarter challenges, we expect demand for our ACCG products to be positively affected by wireless capacity expansion in emerging markets and growth in mobile data services in developed markets. Uncertainty in the global economy may continue to depress capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

The ACCG segment reported an operating loss of $40.3 million in the first quarter of 2010 as compared to an operating loss of $13.4 million in the first quarter of 2009 primarily as a result of a $30.0 million increase in restructuring charges and the reinstatement of cash incentive bonus programs in 2010 that had been suspended for 2009. These increased costs were partially offset by benefits from previous cost reduction efforts. In addition, ACCG segment operating income for the first quarter of 2009 was negatively affected by higher cost inventory and outstanding purchase commitments that were on hand at the beginning of 2009.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

Enterprise segment net sales increased in all major geographic regions for the three months ended March 31, 2010 as compared to the first quarter of 2009. In particular, U.S. sales of Enterprise segment products increased in the first quarter of 2010 as a result of increasing demand for data center capacity and improvements in government and corporate spending on information technology.

We expect long-term demand for Enterprise products to be driven by global information technology spending and the ongoing need for bandwidth, which creates demand for high-performance structured cabling solutions in the enterprise market. Uncertain global economic conditions, an ongoing slowdown in commercial construction activity and reduction in the levels of distributor inventories may negatively affect demand for our products.

The increase in Enterprise segment operating income for the first quarter of 2010 as compared to the first quarter of 2009 is primarily attributable to the increase in net sales. This improvement in operating income was partially offset by a $14.5 million increase in restructuring costs and the reinstatement of cash incentive bonus programs in 2010 that had been suspended for 2009.

Broadband Segment

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using hybrid fiber coaxial architecture.

The decrease in net sales of Broadband products for the first quarter of 2010 mainly resulted from lower domestic net sales primarily as a result of a reduction in prices on certain cable products. This decline was partially offset by an increase in net sales in Central and Latin America and EMEA.

We expect demand for Broadband products to continue to be influenced by ongoing maintenance requirements of cable networks, cable providers’ competition with telecommunication service providers and activity in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue, though it may be influenced by the deterioration in global economic conditions and the tight credit markets.

The increase in Broadband segment operating income for the first quarter of 2010 largely reflects the $3.8 million decrease in restructuring charges in the three months ended March 31, 2010 as compared to the same period in 2009 and the positive impact of previous cost reduction efforts. These improvements were partially offset by the reinstatement of cash incentive bonus programs in 2010 that had been suspended for 2009.

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

WNS segment net sales decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower sales in EMEA and the U.S. Foreign exchange rates favorably affected WNS segment sales by 3% for the first quarter of 2010 as compared to the first quarter of 2009.

We expect demand for our WNS products to be positively affected by the continuing expansion of wireless capacity in emerging markets as well as convergence and growth in mobile data services in developed markets. Given that much of the demand for WNS products is driven by large customer projects, quarterly changes in net sales for this segment may be volatile. Current global economic conditions may slow capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

WNS segment operating income for the first quarter of 2010 decreased $3.7 million as compared to the first quarter of 2009 due in part to the reinstatement of cash incentive bonus programs in 2010 that had been suspended for 2009. In the first quarter of 2009, WNS segment operating income was adversely affected by a $3.1 million charge related to the TruePosition litigation. The impact of the litigation charge was partially offset by recoveries of accounts receivable in the first quarter of 2009 that had been previously written off.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	March 31, 2010	December 31, 2009	Dollar Change	% Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$621.9	$702.9	$(81.0)	(11.5)%
Working capital, excluding cash, cash equivalents, short-term investments and current portion of long-term debt	560.1	593.7	(33.6)	(5.7)
Availability under revolving credit facility	365.5	358.8	6.7	1.9
Long-term debt, including current portion	1,407.9	1,544.5	(136.6)	(8.8)
Total capitalization (1)	2,929.2	3,093.5	(164.3)	(5.3)
Long-term debt as a percentage of total capitalization	48.1%	49.9%

(1)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

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

The decrease in cash, cash equivalents and short-term investments during the quarter ended March 31, 2010 was primarily driven by $134.6 million of principal payments on our senior secured term loans. These decreases were partially offset by $63.3 million in net cash flow from operations.

The decrease in long-term debt was primarily the result of the principal payments made on our senior secured term loans. The decline in total capitalization and long-term debt as a percentage of total capitalization was primarily driven by the reduction in long-term debt.

Cash Flow Overview

	Three Months Ended March 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Net cash provided by operating activities	$63.3	$85.4	$(22.0)	(25.8)%
Net cash used in investing activities	(22.0)	(13.5)	(8.4)	(62.2)
Net cash used in financing activities	(135.9)	(183.9)	48.0	26.1

Operating Activities

During the three months ended March 31, 2010, operating activities generated $63.3 million in cash compared to $85.4 million during the three months ended March 31, 2009. During the three months ended March 31, 2010, a net loss of $22.1 million was offset by depreciation and amortization of $48.2 million, increases in accounts payable and other liabilities of $80.6 million and non-cash restructuring charges of $15.3 million. These items were somewhat offset by increases in net inventory of $28.6 million and net accounts receivable of $14.8 million. In the first quarter of 2009, the Company took steps to reduce working capital levels in response to developing global economic difficulties. These efforts generated net cash flow that more than offset the $20.5 million net loss during that period.

We expect to continue to generate net cash from operations during 2010 although at levels below 2009 operating cash flow. A primary driver of the lower expected cash flows in 2010 is our expectation that the level of working capital excluding cash, cash equivalents, short-term investments and the current portion of long-term debt will increase during 2010 as our sales improve.

Investing Activities

Investment in property, plant and equipment during the first quarter of 2010 decreased by $5.1 million year over year to $8.8 million. We currently expect total capital expenditures of $50 million to $60 million in 2010 compared to $40.9 million in 2009. The expected capital spending during 2010 is primarily for investments in information technology, cost reduction efforts, software capitalization and capital expenditures to support the relocation of production capability in certain facilities.

During the three months ended March 31, 2010, we received proceeds from the sale of property, plant and equipment of $6.6 million, which included proceeds from the sale of a facility in Brazil that had been vacated in 2008.

Financing Activities

We repaid $134.6 million of our senior secured term loans during the three months ended March 31, 2010, including $127.6 million for the annual excess cash flow payment for 2009. As of March 31, 2010, our remaining availability under the $400 million revolving credit portion of the facilities was approximately $365.5 million, reflecting letters of credit issued under the revolving credit facility.

During the three months ended March 31, 2009, we repaid $179.8 million of our senior secured term loans, including $171.6 million for the annual excess cash flow payment for 2008. In connection with the negotiated conversion of $24.0 million in face value of our 1% convertible senior subordinated debentures, we issued 1.7 million shares of CommScope common stock, which is reflected as a non-cash transaction. Also during the first quarter of 2009, we paid $175.5 million to redeem the remaining 1% convertible senior subordinated debentures. To finance the redemption of these debentures, we borrowed $75 million (net) under our senior secured revolving credit facility and issued $100 million of 3.5% convertible senior subordinated debentures, which were converted into CommScope common stock later in 2009.

Future Cash Needs

We expect that our primary future cash needs will be debt service (including the annual excess cash flow payment that is required during the first quarter of each year under our senior secured term loans), funding working capital requirements, capital expenditures, paying certain restructuring costs, disposition of new or pending litigation and funding pension and other postretirement benefit obligations. We paid $3.1 million of restructuring costs during the three months ended March 31, 2010 and expect to pay $8 million to $10 million during the remainder of 2010 and $34 million to $37 million in 2011 and beyond related to announced restructuring actions. We made contributions of $3.0 million to our pension and other postretirement benefit plans during the three months ended March 31, 2010 and currently expect to make additional contributions of at least $7.2 million in the balance of 2010. As of March 31, 2010, we have a significant unfunded obligation related to pension and other postretirement benefits. We are not required to make a contribution to our U.S. pension plans during 2010. However, to achieve targeted funding levels under certain U.S. and international regulations, we may make additional contributions in 2010 and expect to make contributions in subsequent years and these contributions could be material. We expect that our noncurrent employee benefit liabilities will be funded through cash flow from future operations.

In connection with our senior secured credit facilities, we are required to comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which we must comply at all times. As of March 31, 2010, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of March 31, 2010 were 5.29 to 1.0 and 2.78 to 1.0, respectively. Beginning with the quarter ending September 30, 2010, the minimum interest coverage ratio increases to 4.50 to 1.0 and the maximum consolidated leverage ratio decreases to 3.25 to 1.0. Beginning with the quarter ending September 30, 2011, the minimum interest coverage ratio increases further to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases further to 2.50 to 1.0. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of March 31, 2010 and expects to remain in compliance.

If we are unable to comply with these covenants, we will be in default under our senior secured credit facilities, which could result in, among other things, the outstanding balance of our loans under the credit facilities becoming due and payable immediately, a material increase in the interest rate and further restrictions on our operational and financial flexibility.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, outlook, revenues, earnings, margins and other financial items, restructuring plans, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal and external production capacity and expansion, competitive pricing and relative market position. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified by the use of certain terms and phrases including but not limited to “expect,” “believe,” “intend,” “goal,” “estimate,” “project,” “plans,” “anticipate,” “designed to,” “confident,” “think,” “scheduled,” “outlook,” “guidance,” “foreseeable future” and similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, continued global economic weakness and uncertainties and disruption in the credit and financial markets; changes in cost and availability of key raw materials and the potential effect on customer pricing; delays or challenges related to removing, transporting or reinstalling equipment; the ability to retain qualified employees; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; competitive pricing and acceptance of products; industry competition and the ability to retain customers through product innovation; concentration of sales among a limited number of customers or distributors; customer bankruptcy; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; the risk that customers might cancel orders placed or that orders currently placed may affect order levels in the future; continuing consolidation among customers; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; significant international operations and the impact of variability in foreign exchange rates; ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; substantial indebtedness and maintaining compliance with debt covenants; capital structure changes; income tax rate variability and ability to recover amounts recorded as value added tax receivables; changes in tax laws or regulations; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives; realignment of global manufacturing capacity; cost of protecting or defending intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; fluctuations in interest rates; the ability to achieve expected sales growth and earnings goals; the outcome of pending and future litigations and proceedings; U.S. health care law changes; authoritative changes in generally accepted accounting principles by standard-setting bodies; political instability; regulatory changes affecting us or the industries we serve; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Part I — Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, our major market risk exposure relates to adverse fluctuations in interest rates, commodity prices and foreign currency exchange rates. We have established a risk management strategy that includes the reasonable use of derivative and nonderivative financial instruments primarily to manage our exposure to certain of these market risks. We believe our exposure associated with these market risks has not materially changed since December 31, 2009. Other than foreign currency forward contracts not designated as hedging instruments, we have not acquired any new derivative financial instruments since December 31, 2009 or terminated any derivative financial instruments that existed at that date.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in patent infringement litigation with TruePosition, Inc. related to Andrew’s sale of certain mobile location products. After trial and various subsequent motions¸ the Company is subject to a judgment, including accrued interest, of $48.8 million as of March 31, 2010, and a permanent injunction against further infringing sales. CommScope disagrees with these determinations and continues to believe that the products at issue do not infringe TruePosition’s patent. The Company has appealed the judgment and the injunction entered by the trial court to the U.S. Court of Appeals for the Federal Circuit and is awaiting that court’s determination of the issues on appeal.

As a result of the trial court rulings in the case, a liability has been established as of March 31, 2010 for $48.8 million (including interest). The ultimate resolution of this litigation may be materially different than the liability currently recorded, which does not include legal fees we may incur in appeals or other proceedings. This litigation may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential lost opportunities.

In September 2009, Andrew filed a complaint in the U.S. District Court for the District of Delaware seeking a declaratory judgment that its new multiple range estimation location (MREL) system for locating mobile devices does not infringe an existing U.S. patent held by TruePosition. The same patent was the subject of previous litigation between the two companies, including the judgment now under appeal, as described above. The parties sought and were granted expedited treatment of this matter in order to obtain a prompt clarification of their respective rights. In March 2010, prior to the scheduled trial on this matter, Andrew consented to TruePosition’s pending motion to dismiss the case for lack of subject matter jurisdiction. This was due to the Company’s decision to make improvements to the product before commercializing it and the related conclusion that proceeding to trial with the product as currently embodied would not result in a final determination of the parties’ rights regarding the patent at issue. The Company has not yet determined when or if it will refile its case to seek a determination of whether the revised product infringes TruePosition’s patent. The Company does not believe that any of these developments will have a material adverse effect on our business or financial condition.

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

ITEM 6.	EXHIBITS

18	Preferability Letter of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). (1)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K). (1)

(1)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE, INC.

April 29, 2010	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant