Form 10-Q
period 2010-06-30
COMMSCOPE INC
filed 2010-07-28
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 21, 2010 there were 94,718,484 shares of Common Stock outstanding.

CommScope, Inc.

Form 10-Q

June 30, 2010

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited — In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$838,134	$783,708	$1,559,740	$1,525,959

Operating costs and expenses:
Cost of sales	585,937	554,575	1,102,702	1,128,101
Selling, general and administrative	116,454	98,951	229,039	200,156
Research and development	30,046	27,105	59,854	56,067
Amortization of purchased intangible assets	20,764	20,825	41,528	41,649
Restructuring costs	3,572	8,117	51,424	16,820

Total operating costs and expenses	756,773	709,573	1,484,547	1,442,793

Operating income	81,361	74,135	75,193	83,166
Other income (expense), net	(1,179)	(503)	73	(10,533)
Interest expense	(22,500)	(43,183)	(47,030)	(73,810)
Interest income	1,324	1,028	2,801	2,507

Income before income taxes	59,006	31,477	31,037	1,330
Income tax expense	(14,763)	(16,050)	(8,910)	(6,425)

Net income (loss)	$44,243	$15,427	$22,127	$(5,095)

Earnings (loss) per share:
Basic	$0.47	$0.19	$0.23	$(0.07)
Diluted	$0.43	$0.18	$0.23	$(0.07)

Weighted average shares outstanding:
Basic	94,551	80,648	94,424	76,249
Diluted	106,504	93,209	95,864	76,249

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited — In thousands, except share amounts)

	June 30, 2010	December 31, 2009
Assets

Cash and cash equivalents	$478,174	$662,440
Short-term investments	99,157	40,465

Total cash, cash equivalents and short-term investments	577,331	702,905

Accounts receivable, less allowance for doubtful accounts of $12,724 and $16,572, respectively	672,115	598,959
Inventories, net	356,906	314,047
Prepaid expenses and other current assets	41,735	61,435
Deferred income taxes	102,650	67,610

Total current assets	1,750,737	1,744,956

Property, plant and equipment, net	364,518	412,388
Goodwill	995,002	995,037
Other intangibles, net	672,612	721,390
Other noncurrent assets	68,167	67,545

Total Assets	$3,851,036	$3,941,316

Liabilities and Stockholders’ Equity

Accounts payable	$246,228	$200,869
Other accrued liabilities	313,129	247,447
Current portion of long-term debt	3,393	140,810

Total current liabilities	562,750	589,126

Long-term debt	1,351,247	1,403,668
Deferred income taxes	107,113	143,132
Pension and postretirement benefit liabilities	147,198	134,770
Other noncurrent liabilities	119,910	121,637

Total Liabilities	2,288,218	2,392,333

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at June 30, 2010 or December 31, 2009	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued and outstanding shares: 94,679,232 at June 30, 2010 and 94,217,797 at December 31, 2009	1,050	1,046
Additional paid-in capital	1,382,396	1,361,156
Retained earnings	417,011	394,884
Accumulated other comprehensive income (loss)	(87,894)	(58,434)
Treasury stock, at cost: 10,351,056 shares at June 30, 2010 and 10,348,195 shares at December 31, 2009	(149,745)	(149,669)

Total Stockholders’ Equity	1,562,818	1,548,983

Total Liabilities and Stockholders’ Equity	$3,851,036	$3,941,316

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited — In thousands)

	Six Months Ended June 30,
	2010	2009

Operating Activities:
Net income (loss)	$22,127	$(5,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94,982	104,623
Equity-based compensation	18,229	10,173
Deferred income taxes	(66,537)	(16,039)
Non-cash restructuring charges	13,973	—
Non-cash interest expense on 3.50% convertible debentures	—	12,004
Loss on conversion of debt securities	—	8,649
Changes in assets and liabilities:
Accounts receivable	(89,784)	70,185
Inventories	(49,741)	130,050
Prepaid expenses and other assets	15,797	(5,225)
Accounts payable and other liabilities	132,652	(82,596)
Other	(185)	(2,889)

Net cash provided by operating activities	91,513	223,840

Investing Activities:
Additions to property, plant and equipment	(18,085)	(24,295)
Proceeds from disposal of property, plant and equipment	6,654	672
Net purchases of short-term investments	(58,692)	—
Cash paid for acquisitions	—	(142)

Net cash used in investing activities	(70,123)	(23,765)

Financing Activities:
Principal payments on long-term debt	(188,789)	(757,455)
Proceeds from the issuance of long-term debt	—	388,125
Proceeds from the issuance of common stock	—	220,128
Long-term debt financing costs	—	(12,588)
Proceeds from the issuance of common shares under equity-based compensation plans	2,223	298
Excess tax benefits from equity-based compensation	824	73
Common shares repurchased under equity-based compensation plans	(76)	—

Net cash used in financing activities	(185,818)	(161,419)

Effect of exchange rate changes on cash and cash equivalents	(19,838)	1,745

Change in cash and cash equivalents	(184,266)	40,401
Cash and cash equivalents, beginning of period	662,440	412,111

Cash and cash equivalents, end of period	$478,174	$452,512

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

(Unaudited — In thousands, except share amounts)

			Six Months Ended June 30,
			2010	2009

Number of common shares outstanding:
Balance at beginning of period			94,217,797	70,798,864
Issuance of shares under equity-based compensation plans			154,192	112,876
Shares repurchased under equity-based compensation plans			(2,861)	—
Issuance of shares to employee benefit plan			310,104	105,261
Issuance of shares for conversion of convertible debentures			—	12,092,790
Issuance of shares for stock offering			—	10,465,000

Balance at end of period			94,679,232	93,574,791

Common stock:
Balance at beginning of period			$1,046	$811
Equity-based compensation			1	1
Issuance of shares to employee benefit plan			3	1
Issuance of shares for conversion of convertible debentures			—	121
Issuance of shares for stock offering			—	104

Balance at end of period			$1,050	$1,038

Additional paid-in capital:
Balance at beginning of period			$1,361,156	$969,976
Equity-based compensation			11,786	8,507
Issuance of shares to employee benefit plan			8,662	2,624
Tax benefit from shares issued under equity-based compensation plans			792	73
Issuance of shares for conversion of convertible debentures			—	142,584
Issuance of shares for stock offering			—	220,024

Balance at end of period			$1,382,396	$1,343,788

Retained earnings:
Balance at beginning of period			$394,884	$317,085
Net income (loss)			22,127	(5,095)

Balance at end of period			$417,011	$311,990

Accumulated other comprehensive income (loss):
Balance at beginning of period			$(58,434)	$(132,411)
Other comprehensive income (loss), net of tax			(29,460)	26,067

Balance at end of period			$(87,894)	$(106,344)

Treasury stock, at cost:
Balance at beginning of period			$(149,669)	$(147,103)
Net shares (repurchased) issued under equity-based compensation plans			(76)	416

Balance at end of period			$(149,745)	$(146,687)

Total stockholders’ equity			$1,562,818	$1,403,785

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Comprehensive income (loss):
Net income (loss)	$44,243	$15,427	$22,127	$(5,095)
Other comprehensive income (loss), net of tax:
Foreign currency (loss) gain	(22,747)	37,741	(32,729)	15,679
Gain on derivative financial instruments	4,938	6,545	7,646	10,217
Pension and postretirement benefit activity	3,129	117	(4,377)	231
Gain (loss) on available-for-sale investments	—	502	—	(60)

Total other comprehensive income (loss), net of tax	(14,680)	44,905	(29,460)	26,067

Total comprehensive income (loss)	$29,563	$60,332	$(7,333)	$20,972

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2010 and 2009 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the 2009 Form 10-K). There were no changes in the Company’s significant accounting policies during the three or six months ended June 30, 2010, other than changing the annual impairment test date for goodwill and other indefinite-lived intangible assets (discussed below) and the adoption of new accounting guidance regarding the consolidation of variable interest entities (Accounting Standards Update 2009-17). These changes did not have an impact on the Company’s condensed consolidated financial statements. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2009 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2009 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Goodwill and Other Intangible Assets

Since the Company adopted the specific provisions of ASC 350, Intangibles — Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), effective January 1, 2002, the annual goodwill and indefinite-lived intangible asset impairment tests of the January 1, 2002 goodwill and indefinite-lived intangible asset balances have been performed as of August 31 of each year, while the goodwill related to the Andrew acquisition has been tested as of October 1. As a result of the significance of the Andrew acquisition on December 27, 2007, and the impact of the acquisition to the recorded goodwill balance, management reassessed and, as of March 31, 2010, changed its annual impairment testing date from August 31 to October 1 for the entire goodwill and indefinite-lived intangible asset balances. The Company’s management believes this change in testing date is preferable to allow additional time to plan and execute its review of the completeness and accuracy of the impairment testing process given the significant increase in goodwill as a result of the Andrew acquisition. The Company does not believe that this change in annual impairment testing dates will accelerate or delay an impairment charge or otherwise avoid an impairment charge. The Company will apply the new annual impairment testing date prospectively following the August 31, 2010 annual impairment test.

In addition to the annual impairment test, goodwill and other intangible assets with indefinite lives are tested on an interim basis if events have occurred or circumstances exist that indicate the carrying value of these intangible assets may no longer be recoverable. During the three months ended June 30, 2010, as a result of operating performance for two reporting units that was significantly below expectations, the Company determined there were indications of potential goodwill impairment. Therefore, “step one” impairment tests were performed. The estimated fair values of the reporting units, as determined by these tests, were in excess of their carrying values, which indicated that no goodwill impairment existed as of June 30, 2010.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 13% and 15% of the Company’s total net sales during the three and six months ended June 30, 2010, respectively. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no customer accounted for 10% or more of the Company’s total net sales for the three and six months ended June 30, 2010. No customer accounted for 10% or more of the Company’s total net sales for the three or six months ended June 30, 2009.

Accounts receivable from Anixter and Alcatel-Lucent each represented approximately 14% of net accounts receivable as of June 30, 2010. No other customer accounted for 10% or more of the Company’s net accounts receivable as of June 30, 2010.

Product Warranties

The Company recognizes a liability for the estimated claims that may be paid under its customer warranty agreements to remedy potential deficiencies in quality or performance of the Company’s products. These product warranties extend over periods ranging from one to twenty-five years from the date of sale, depending upon the product subject to the warranty. The Company records a provision for estimated future warranty claims as cost of sales based upon the historical relationship of warranty claims to sales and for specifically-identified warranty issues. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when events or changes in circumstances indicate that revisions may be necessary.

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product warranty accrual, beginning of period	$28,632	$30,421	$27,625	$32,866
Provision for warranty claims	2,710	4,534	6,302	9,489
Warranty claims paid	(1,990)	(4,761)	(4,575)	(12,161)

Product warranty accrual, end of period	$29,352	$30,194	$29,352	$30,194

Commitments and Contingencies

As a result of a 2007 jury verdict in favor of TruePosition, Inc. and subsequent post-trial proceedings, Andrew LLC (a wholly owned subsidiary of CommScope) is subject to a civil judgment in the amount of $48.9 million (including accrued interest) for patent infringement. The Company has recorded a liability for this amount as of June 30, 2010. The trial court also granted a permanent injunction against further infringing sales. CommScope disagrees with these determinations and continues to believe that the products at issue do not infringe TruePosition’s patent. CommScope’s appeal is currently pending before the United States Court of Appeals for the Federal Circuit. Subject to the outcome of this and possible additional legal actions that may be taken by the Company and/or TruePosition, the ultimate resolution of this litigation may be materially different than the Company’s current estimate, which does not include legal fees the Company may incur in further appeals or other proceedings.

On May 12, 2010, a putative class action lawsuit asserting claims under the Securities Exchange Act of 1934 (the 1934 Act), was filed in the United States District Court for the Western District of North Carolina against CommScope and certain current and former members of management. The lawsuit alleges violations of Sections 10(b) and 20(a) of the 1934 Act and SEC Rule 10b-5. In particular, the lawsuit alleges that during the putative class period, from April 29, 2008 to October 30, 2008, the Company made false and misleading statements and/or omissions about its financial condition, specifically by allegedly failing to disclose weakness in its current and future sales prospects in the Company’s cabinets and apparatus business. The lawsuit was brought on behalf of all those who purchased CommScope common stock during the putative class period, and seeks, among other relief, unspecified damages and interest. CommScope believes that the allegations in this action are without merit and intends to vigorously defend itself and the individual defendants in this action. The Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

In addition to the litigation described above, CommScope is either a plaintiff or a defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters, other than the litigation described above, will have a material adverse effect on the Company’s financial statements upon final disposition. In addition, CommScope is subject to various federal, state, local and foreign laws and regulations governing the use, discharge, disposal and remediation of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a materially adverse effect on the Company’s financial condition or results of operations.

As of June 30, 2010, the Company had commitments of $48.3 million to purchase metals that are expected to be consumed in normal production during 2010. In the aggregate, these commitments are at prices approximately 9% above market prices as of June 30, 2010.

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

Below is a reconciliation of earnings (loss) and weighted average common shares and potential common shares outstanding for calculating diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) for basic earnings (loss) per share	$44,243	$15,427	$22,127	$(5,095)
Effect of assumed conversion of convertible debt (a)	1,740	1,202	—	—

Income (loss) applicable to common shareholders for diluted earnings (loss) per share	$45,983	$16,629	$22,127	$(5,095)

Denominator:
Weighted average number of common shares outstanding for basic earnings (loss) per share	94,551	80,648	94,424	76,249
Effect of dilutive securities:
Employee stock options (b)(c)	630	480	633	—
Restricted stock units and performance share units (b)	868	810	807	—
Convertible debt (a)(b)	10,455	11,271	—	—

Weighted average number of common and potential common shares outstanding for diluted earnings (loss) per share	106,504	93,209	95,864	76,249

(a)	Incremental interest expense and shares associated with convertible debt.

(b)	The calculation of diluted earnings per share for the six months ended June 30, 2010 excludes the dilutive effect of convertible debt (10.5 million shares) because it would have increased the earnings per share. The calculation of diluted earnings (loss) per share for the six months ended June 30, 2009 excludes the dilutive effect of stock options (0.2 million shares), restricted stock units and performance share units (0.5 million shares), and convertible debt (10.1 million shares) because they would have decreased the loss per share.

(c)	Options to purchase approximately 1.5 million and 1.4 million common shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, because they would have been anti-dilutive. Options to purchase approximately 1.1 million and 1.6 million common shares were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2009, respectively, because they would have been anti-dilutive.

Income Taxes

The Company’s effective income tax rate was 25.0% and 28.7% for the three and six months ended June 30, 2010, respectively, compared to 51.0% and 483.1% for the three and six months ended June 30, 2009, respectively. Income tax expense for the three and six months ended June 30, 2010 includes a $2.6 million benefit resulting from adjustments to valuation allowances related to various matters and a $2.5 million benefit related to adjustments to the estimated tax impact of repatriation of foreign earnings. Partially offsetting these benefits for the six months ended June 30, 2010 is a charge of $2.3 million related to changes to the tax deductibility of prescription drug benefits to certain retirees (Medicare Part D) made as part of the health care reform legislation enacted in March 2010. Income before income taxes for the three and six months ended June 30, 2009 included non-deductible charges related to the conversion of convertible debentures of $11.3 million and $19.9 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2010 and 2009 reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%. These benefits are partially offset by a provision of U.S. taxes on a portion of current year non-U.S. earnings in anticipation of repatriation.

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

2.     SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Short-term Investments

As of June 30, 2010, the Company’s short-term investments were composed of $60.1 million of held-to-maturity securities that mature within one year and $39.1 million of available for sale securities that consist of corporate debt obligations. See Note 5 for discussion of the fair value of these securities.

As of June 30, 2010, the Company’s held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency notes	$30,003	$ 14	$ —	$30,017
Corporate debt obligations	30,104	—	(21)	30,083

	$60,107	$ 14	$ (21)	$60,100

As of December 31, 2009, the Company’s held-to-maturity short-term investments were composed of the following:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency notes	$30,008	$ —	$ (55)	$29,953
Corporate debt obligations	10,457	—	(10)	10,447

	$40,465	$ —	$ (65)	$40,400

Inventories

	June 30, 2010	December 31, 2009

Raw materials	$95,950	$85,443
Work in process	83,881	84,488
Finished goods	177,075	144,116

	$356,906	$314,047

Other Current Accrued Liabilities

	June 30, 2010	December 31, 2009
Compensation and employee benefit liabilities	$77,336	$48,734
Litigation reserve	48,949	48,558
Deferred revenue	36,575	36,538
Warranty reserve	29,352	27,625
Restructuring reserve	36,995	6,140
Other	83,922	79,852

	$313,129	$247,447

Cash Flow Information

	Six Months Ended June 30,
	2010	2009
Cash paid during the period for:
Income taxes, net of refunds	$42,015	$33,033
Interest	41,991	51,761

Non-cash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$—	$124,029
Issuance of shares in lieu of cash for executive bonuses	—	1,078

3.	FINANCING

	June 30, 2010	December 31, 2009
Seven-year senior secured term loan due December 2014	$701,042	$838,295
Six-year senior secured term loan due December 2013	357,536	406,815
3.25% senior subordinated convertible notes due July 2015	287,500	287,500
Other	8,562	11,868

	1,354,640	1,544,478
Less: Current portion	(3,393)	(140,810)

	$1,351,247	$1,403,668

Senior Secured Credit Facilities

During the six months ended June 30, 2010, the Company made the annual excess cash flow payment for 2009 as required under its senior secured credit facilities (see Note 7 in the Notes to Consolidated Financial Statements in the 2009 Form 10-K), a voluntary prepayment of $50.0 million, mandatory prepayments of $6.5 million reflecting the net proceeds from the sale of assets and scheduled repayments of $2.4 million on its senior secured term loans. In connection with the prepayments, the Company wrote off $0.6 million and $2.1 million in deferred financing fees, which are included in interest expense for the three and six months ended June 30, 2010, respectively.

No portion of the senior secured term loans was reflected as a current portion of long-term debt as of June 30, 2010 related to the excess cash flow payment that will be due in the first quarter of 2011. The amount that may be payable as an excess cash flow payment in 2011 cannot currently be reliably estimated.

As of June 30, 2010, the Company had remaining availability of approximately $366.1 million under the senior secured revolving credit facility, reflecting $33.9 million of letters of credit issued under the revolving credit facility.

As of June 30, 2010, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of June 30, 2010 were 5.37 to 1.0 and 2.82 to 1.0, respectively. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of June 30, 2010.

Other Matters

The weighted average effective interest rate on outstanding borrowings under the above debt instruments, including the effect of the interest rate swap (see Note 4) and amortization of deferred financing fees, was 6.27% and 5.83% at June 30, 2010 and December 31, 2009, respectively.

See Note 7 in the Notes to Consolidated Financial Statements in the 2009 Form 10-K for additional information on the terms and conditions of the senior secured credit facilities and the 3.25% senior subordinated convertible notes.

4.	DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to a variety of risks related to its ongoing business operations. The primary risks that are addressed by using derivative instruments are interest rate risk and foreign currency exchange rate risk. The Company holds an interest rate swap to manage the variability of forecasted interest payments attributable to changes in interest rates on a portion of the term loans issued under the senior secured credit facilities. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at June 30, 2010 and is expected to continue to be effective for the duration of the swap agreement, resulting in no material hedge ineffectiveness.

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

		Fair Value of Asset (Liability)

	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivative designated as hedging instrument:
Interest rate swap	Other noncurrent liabilities	$(30,811)	$(42,909)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	122	133
Foreign currency contracts	Other accrued liabilities	(5)	(248)

Total derivatives not designated as hedging instruments		117	(115)

Total derivatives		$(30,694)	$(43,024)

The pretax impact of the interest rate swap on the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 is as follows:

Interest Rate Swap Designated as Cash Flow Hedge	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Net Income (Loss) (Effective and Ineffective Portions)	Gain (Loss) Reclassified from Accumulated OCI to Net Income (Loss) (Effective Portion)	Gain (Loss) Recognized in Net Income (Loss) (Ineffective Portion)
Three months ended June 30, 2010	$(1,730)	Interest expense	$(9,568)	$74
Three months ended June 30, 2009	835	Interest expense	(9,554)	175
Six months ended June 30, 2010	(7,077)	Interest expense	(19,213)	(38)
Six months ended June 30, 2009	(2,010)	Interest expense	(18,228)	332

Any gain (loss) on the cross currency swap was offset by the (loss) gain on the euro-denominated assets hedged by the swap. The following table summarizes the pretax impact of the cross currency swap on the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009.

Cross Currency Swap Designated as Fair Value Hedge	Location of Gain (Loss)	Gain (Loss) Recognized in Net Loss
Three months ended June 30, 2009	Other income (expense), net	$(619)
Six months ended June 30, 2009	Other income (expense), net	(174)

The pretax impact of the foreign currency forward contracts not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 is as follows:

Foreign Currency Forward Contracts Not Designated as Hedging Instruments	Location of Gain (Loss)	Gain (Loss) Recognized in Net Loss
Three months ended June 30, 2010	Other income (expense), net	$(61)
Three months ended June 30, 2009	Other income (expense), net	(218)
Six months ended June 30, 2010	Other income (expense), net	(140)
Six months ended June 30, 2009	Other income (expense), net	(3,771)

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Accumulated net loss on derivative instruments, beginning of period	$(29,991)	$(46,465)	$(32,699)	$(50,137)
Gain on interest rate swap designated as a cash flow hedge, net of taxes	4,938	6,545	7,646	10,217

Accumulated net loss on derivative instruments, end of period	$(25,053)	$(39,920)	$(25,053)	$(39,920)

During the three months ended June 30, 2010 and 2009, the income tax expense related to the gain on the derivative financial instruments reported within other comprehensive income (loss) was $2,900 and $3,844, respectively. During the six months ended June 30, 2010 and 2009, the income tax expense related to the gain on the derivative financial instruments reported within other comprehensive income (loss) was $4,490 and $6,000, respectively.

5.	FAIR VALUE MEASUREMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, debt instruments and an interest rate swap (see Note 4). For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of June 30, 2010 and December 31, 2009 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s short-term investments and 3.25% senior subordinated convertible notes (see Note 3) were based on quoted market prices. The fair values of the Company’s senior secured term loans were based on indicative quotes. The fair value of the Company’s interest rate swap agreement was based on the net present value of the difference between the expected future fixed rate interest payments and variable rate interest payments.

The carrying amounts, estimated fair values and valuation input levels of the Company’s short-term investments, senior secured term loans, convertible debt and interest rate swap as of June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Held-to-maturity short-term investments	$60,107	$60,100	$40,465	$40,400	Level 1
Available for sale short-term investments	39,050	39,050	—	—	Level 1
Liabilities:
Seven-year senior secured term loan	701,042	680,887	838,295	820,481	Level 2
Six-year senior secured term loan	357,536	347,704	406,815	394,611	Level 2
3.25% senior subordinated convertible notes	287,500	312,110	287,500	342,125	Level 1
Interest rate swap	30,811	30,811	42,909	42,909	Level 2

As a result of restructuring actions announced during the six months ended June 30, 2010, the Company determined that the carrying value of certain property in Omaha, Nebraska was no longer recoverable. The carrying value of this property was reduced to its estimated fair value of $13.7 million, which was based upon a market approach that considered the selling prices of comparable properties (Level 3 valuation inputs).

The fair value estimates presented above are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented.

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

The following tables provide summary financial information by segment (in millions):

	June 30, 2010	December 31, 2009
Identifiable segment-related assets:
ACCG	$1,843.5	$1,906.0
Enterprise	361.1	312.9
Broadband	351.3	334.2
WNS	615.1	617.7

Total identifiable segment-related assets	3,171.0	3,170.8

Reconciliation to total assets:
Cash, cash equivalents and short-term investments	577.3	702.9
Deferred income tax asset	102.7	67.6

Total assets	$3,851.0	$3,941.3

The following table presents the allocation of goodwill to reportable segments (in millions):

	June 30,	December 31,
	2010	2009
Goodwill:
ACCG	$706.7	$706.7
Enterprise	20.9	20.9
Broadband	133.6	133.6
WNS	133.8	133.8

Total goodwill	$995.0	$995.0

The following table provides net sales and operating income (loss) by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
ACCG	$309.5	$322.2	$568.1	$648.1
Enterprise	220.7	164.3	418.6	308.3
Broadband	128.6	118.2	239.6	232.4
WNS	181.3	179.7	337.1	338.7
Inter-segment eliminations	(2.0)	(0.7)	(3.7)	(1.5)

Consolidated net sales	$838.1	$783.7	$1,559.7	$1,526.0

Operating income (loss):
ACCG	$17.2	$14.6	$(23.1)	$1.2
Enterprise	36.8	27.8	54.9	35.3
Broadband	10.7	27.9	24.0	36.5
WNS	16.7	3.8	19.4	10.2

Consolidated operating income	$81.4	$74.1	$75.2	$83.2

During the three months ended June 30, 2010, the Company received $8.6 million as a result of an arbitrator’s final award regarding claims made by the Company against EMS Technologies, Inc. (EMS) related to warranty claims arising from a business Andrew LLC had acquired from EMS. The award was recorded as a reduction of cost of sales in the ACCG segment.

7.	RESTRUCTURING COSTS

In early 2010, the Company initiated new restructuring actions (the 2010 Restructuring Initiatives). The objectives of the 2010 Restructuring Initiatives are to realign and lower the Company’s cost structure and improve capacity utilization. To achieve these objectives, the Company announced the closure of manufacturing facilities in Omaha, Nebraska and Newton, North Carolina, among other actions. Much of the production capacity from these facilities will be shifted to other existing facilities or contract manufacturers. These actions primarily affect the ACCG and Enterprise segments. During 2009 and 2008, the Company implemented restructuring actions to complete acquisition-related integration efforts and to lower the combined manufacturing, selling and administrative cost structure of the Company (the 2008 Integration Initiatives). During the three and six months ended June 30, 2010 and 2009, the Company’s pretax restructuring charges, by segment, related to both initiatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

ACCG	$1,515	$4,892	$33,025	$6,452
Enterprise	(69)	1,255	15,675	2,477
Broadband	565	316	533	4,094
WNS	1,561	1,654	2,191	3,797

Total	$3,572	$8,117	$51,424	$16,820

2010 Restructuring Initiatives

During the three months ended June 30, 2010, the Company incurred $3.6 million in employee-related costs associated with the 2010 Restructuring Initiatives. During the first half of 2010, the Company incurred $42.6 million and $8.9 million in employee-related costs and asset impairments, respectively, associated with the 2010 Restructuring Initiatives. The activity within the liability established for these restructuring actions, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Asset Impairments	Equipment Relocation Costs	Total
Balance as of March 31, 2010	$31,059	$—	$—	$31,059
Additional charge recorded	3,563	—	3	3,566
Cash paid	(2,173)	—	(3)	(2,176)
Foreign exchange and other non-cash items	1,274	—	—	1,274

Balance as of June 30, 2010	$33,723	$—	$—	$33,723

Balance as of December 31, 2009	$—	$—	$—	$—
Additional charge recorded	42,641	8,935	3	51,579
Cash paid	(3,845)	—	(3)	(3,848)
Foreign exchange and other non-cash items	(5,073)	(8,935)	—	(14,008)

Balance as of June 30, 2010	$33,723	$—	$—	$33,723

Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits. The costs recognized during the three and six months ended June 30, 2010 include a $1.3 million estimated net curtailment gain and a $5.0 million estimated net curtailment loss, respectively, related to pension and other postretirement benefits.

Asset impairment charges recognized during the six months ended June 30, 2010 primarily relate to the planned plant closure in Omaha. The carrying value of the Omaha facility has been written down to its estimated fair value and depreciation will continue to be recognized. As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally, which is recorded in property, plant and equipment on the Condensed Consolidated Balance Sheets at the lower of cost or estimated fair value. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

Equipment relocation costs incurred during 2010 relate to the costs to uninstall, pack, ship and reinstall manufacturing equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are expensed as incurred.

Additional pretax costs related to actions announced to date under the 2010 Restructuring Initiatives of $5 million to $8 million are expected to be recognized by the end of 2012. Cash payments of $6 million to $8 million are expected during the remainder of 2010 with an additional $32 million to $35 million expected to be paid in 2011 and beyond. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

2008 Integration Initiatives

The activity within the liability established for the 2008 Integration Initiatives, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Lease Termination Costs	Asset Impairments	Total
Balance as of March 31, 2010	$619	$3,765	$—	$4,384
Additional charge recorded	—	6	—	6
Cash paid	(422)	(653)	—	(1,075)
Foreign exchange	(4)	(39)	—	(43)

Balance as of June 30, 2010	$193	$3,079	$—	$3,272

Balance as of December 31, 2009	$1,343	$4,797	$—	$6,140
Additional charge (benefit) recorded	(7)	27	(175)	(155)
Cash (paid) recovered	(1,122)	(1,593)	175	(2,540)
Foreign exchange	(21)	(152)	—	(173)

Balance as of June 30, 2010	$193	$3,079	$—	$3,272

Since the inception of the 2008 Integration Initiatives, the Company has recognized restructuring charges of $58.1 million and established a restructuring liability as part of the Andrew purchase price allocation of $54.4 million. Cash payments of $103.5 million, including $1.1 million and $2.5 million paid during the three and six months ended June 30, 2010, respectively, have been made since the inception of the 2008 Integration Initiatives. The Company does not expect to incur any additional charges related to the completion of the 2008 Integration Initiatives and expects to pay substantially all of the remaining liability during 2010.

8.	EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$589	$681	$727	$867
Interest cost	3,501	3,282	1,526	1,586
Recognized actuarial loss (gain)	8	501	(142)	(172)
Amortization of prior service cost (credits)	—	(193)	(180)	23
Amortization of transition obligation	3	4	—	—
Net curtailment loss (gain)	(1,465)	—	164	—
Expected return on plan assets	(3,620)	(2,828)	(150)	(131)

Net periodic benefit cost	$(984)	$1,447	$1,945	$2,173

	Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$1,259	$1,347	$1,476	$1,734
Interest cost	6,978	6,424	2,986	3,173
Recognized actuarial (gain) loss	17	996	(479)	(345)
Amortization of prior service credits	(156)	(386)	(316)	46
Amortization of transition obligation	6	8	—	—
Net curtailment loss (gain)	5,918	—	(880)	—
Expected return on plan assets	(7,344)	(5,543)	(302)	(262)

Net periodic benefit cost	$6,678	$2,846	$2,485	$4,346

The net curtailment (gain) loss recorded during the three and six months ended June 30, 2010 is included in restructuring costs on the Condensed Consolidated Statements of Operations (see Note 7).

The Company contributed $0.3 million and $2.2 million to its pension plans during the three and six months ended June 30, 2010, respectively, and anticipates making additional contributions of at least $3.6 million to these plans during 2010. The Company contributed $1.1 million and $2.2 million to its other postretirement benefit plans during the three and six months ended June 30, 2010, respectively, and anticipates making additional contributions of approximately $2.1 million to these plans during 2010.

9. EQUITY-BASED COMPENSATION PLANS

As of June 30, 2010, $29.1 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.8 years. There were no significant capitalized equity-based compensation costs at June 30, 2010.

Stock Options

The following table summarizes the stock option activity for the three and six months ended June 30, 2010 (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at March 31, 2010	3,561	$23.85
Granted	—	$—	$—
Exercised	(126)	$15.36
Expired or forfeited	(7)	$66.80	$7.61

Outstanding at June 30, 2010	3,428	$24.08		$18,397

Exercisable at June 30, 2010	2,368	$23.52		$14,497
Expected to vest	1,033	$25.29		$3,841

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,020	$24.44
Granted	690	$29.51	$14.58
Exercised	(146)	$15.22
Expired or forfeited	(136)	$69.20	$4.65

Outstanding at June 30, 2010	3,428	$24.08		$18,397

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $2.1 million and $2.3 million, respectively. The total intrinsic value of options exercised during both the three and six months ended June 30, 2009 was $0.2 million.

The exercise prices of outstanding options at June 30, 2010 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $16.00	1,043	5.4	$11.14	764	$11.62
16.01 to 23.77	917	3.3	$18.08	917	$18.08
23.78 to 30.00	704	9.4	$29.51	14	$29.55
30.01 to 71.81	764	4.9	$43.94	673	$44.30

$7.43 to $71.81	3,428	5.6	$24.08	2,368	$23.52

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Expected option term (in years)	5.0	5.0
Risk-free interest rate	2.5%	1.7%
Expected volatility	55.0%	55.0%
Expected dividend yield	0%	0%
Weighted average exercise price (stock price at grant date)	$29.51	$9.80
Weighted average fair value at grant date	$14.58	$4.74

Performance Share Units

The following table summarizes the performance share unit activity for the three and six months ended June 30, 2010 (in thousands, except per share amounts):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at March 31, 2010	503	$34.57
Granted	1	$28.61
Forfeited	(2)	$36.29

Outstanding and non-vested at June 30, 2010	502	$34.78

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2009	219	$41.22
Granted	288	$29.51
Forfeited	(5)	$10.33

Outstanding and non-vested at June 30, 2010	502	$34.78

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three and six months ended June 30, 2010 (in thousands, except per share amounts):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at March 31, 2010	1,279	$24.74
Granted	11	$28.61
Vested and shares issued	(1)	$28.56
Forfeited	(26)	$21.86

Outstanding and non-vested at June 30, 2010	1,263	$24.83

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at December 31, 2009	994	$23.31
Granted	318	$29.48
Vested and shares issued	(8)	$36.33
Forfeited	(41)	$21.94

Outstanding and non-vested at June 30, 2010	1,263	$24.83

Other

During the six months ended June 30, 2010 and 2009, the Company issued 0.3 million shares and 0.1 million shares, respectively, of its common stock valued at $8.7 million and $2.6 million, respectively, as an employer contribution to the CommScope, Inc. Retirement Savings Plan. This issuance of shares is included in equity-based compensation as an adjustment to reconcile net income (loss) to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2010 and 2009 is provided to increase the understanding of, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and accompanying notes included in this document as well as the audited Consolidated Financial Statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2009 Annual Report on Form 10-K.

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

Goodwill

Goodwill and other intangible assets with indefinite lives are tested for impairment annually and on an interim basis when events occur or circumstances indicate the carrying value of these intangibles may no longer be recoverable. Beginning on October 1, 2010, all of the Company’s goodwill will be tested on a common annual testing date of October 1. Goodwill is evaluated at the reporting unit level, which may be the same as a reportable segment or a level below a reportable segment. The goodwill balance as of June 30, 2010 is as follows (in millions):

Reportable Segment	Reporting Unit	Goodwill Balance
ACCG	Cable Products	$380.6
ACCG	Base Station Antennas	172.0
ACCG	Microwave Antennas	154.1
WNS	WNS Services	42.8
WNS	Power Amplifiers	26.9
WNS	Wireless Innovations Group	64.1
Broadband	Broadband	133.6
Enterprise	Enterprise	20.9

Total		$995.0

During the three months ended June 30, 2010, the Company’s management determined that an indication of potential goodwill impairment existed for the base station antennas and microwave antennas reporting units in the ACCG segment due to operating results that were significantly less favorable than had been anticipated in the quarter and projections for the balance of the year of lower operating results for these reporting units than had been previously forecasted. Accordingly, “step one” impairment tests were performed using a discounted cash flow (DCF) valuation model. The results of the “step one” tests indicated that the estimated fair values of the base station antennas and microwave antennas reporting units were higher than their carrying values, and thus no goodwill impairment existed as of June 30, 2010.

The significant assumptions in the DCF models are the revenue growth rate, the operating income margin, and the discount rate used to determine the present value of the cash flow projections. The revenue growth rate and operating income margin assumptions used in the models are based on information provided by management of the reporting units and used in the operation of the businesses. The discount rate was based on the estimated weighted average cost of capital of market participants in each of the industries in which the reporting units operate. In the June 2010 impairment analysis and the previous analysis performed as of October 2009, we used a discount rate of 12.0% for both the base station antennas and microwave antennas reporting units.

The estimated fair value of the base station antennas reporting unit as of June 2010 was essentially unchanged from that determined in the impairment test performed in October 2009 while its carrying value was 5% lower than the value used in the previous test. Despite the current slowdown being experienced by the business, management’s long-term outlook remains favorable. Therefore, the compound annual revenue growth rate is somewhat higher in the June 2010 analysis than that used in the October 2009 analysis. Within approximately five years, revenues are projected to have grown to the same level as had been projected in the October 2009 analysis. Operating income margins are projected to improve as revenues increase over the next several years and beyond that period as the benefits of cost reduction initiatives are realized.

The estimated fair value and the carrying value of the microwave antennas reporting unit as of June 30, 2010 were each approximately 8% lower than those used in the impairment test performed in October 2009. Sales and operating income margins are projected to improve from current levels and within four to five years to be substantially to the levels that were projected in the October 2009 analysis.

In the October 2009 analysis, the excess of estimated fair value over the carrying value as a percent of carrying value for the base station antennas and microwave antennas reporting units was 14.1% and 46.6%, respectively. A summary of the excess of estimated fair value over the carrying value of the reporting unit as a percent of the carrying value for the June 2010 analysis and the effect of changes in the key assumptions, assuming all other assumptions remain constant, is as follows:

Excess of Estimated Fair Value Over the Carrying Value as a Percent of Carrying Value
Reportable Segment	Reporting Unit	June 2010 Valuation	Decrease of 0.5% in Annual Revenue Growth Rate	Decrease of 0.5% in Annual Operating Income Margin	Increase of 0.5% in Discount Rate
ACCG	Base Station Antennas	21.4%	16.1%	16.2%	15.2%
ACCG	Microwave Antennas	47.5%	40.1%	42.4%	40.5%

While no impairment charges resulted from the analyses performed in the second quarter of 2010, impairment charges may occur in the future in these or other reporting units due to changes in projected revenue growth rates, projected operating margins or estimated discount rates, among other factors. Historical or projected revenues or cash flows may not be indicative of actual future results. Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional potential impairments of goodwill and/or other intangible assets, which could result in charges and any such charges could be material to our results of operations and financial position.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change

	(dollars in millions, except per share amounts)
Net sales	$838.1	100.0%	$783.7	100.0%	$54.4	6.9%
Gross profit	252.2	30.1	229.1	29.2	23.1	10.1
SG&A expense	116.5	13.9	99.0	12.6	17.5	17.7
R&D expense	30.0	3.6	27.1	3.5	2.9	10.9
Amortization of purchased intangible assets	20.8	2.5	20.8	2.7	(0.1)	(0.3)
Restructuring costs	3.6	0.4	8.1	1.0	(4.5)	(56.0)
Net income	44.2	5.3	15.4	2.0	28.8	186.8
Diluted earnings per share	0.43		0.18

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change

	(dollars in millions, except per share amounts)
Net sales	$1,559.7	100.0%	$1,526.0	100.0%	$33.7	2.2%
Gross profit	457.0	29.3	397.9	26.1	59.2	14.9
SG&A expense	229.0	14.7	200.2	13.1	28.9	14.4
R&D expense	59.9	3.8	56.1	3.7	3.8	6.8
Amortization of purchased intangible assets	41.5	2.7	41.6	2.7	(0.1)	(0.3)
Restructuring costs	51.4	3.3	16.8	1.1	34.6	205.7
Net income (loss)	22.1	1.4	(5.1)	(0.3)	27.2	NM
Diluted earnings (loss) per share	0.23		(0.07)

NM – Not meaningful

Net sales

The increase in net sales for the three and six months ended June 30, 2010 as compared to the same prior year periods is primarily attributable to an increase in sales of Enterprise and Broadband segment products. This increase was partially offset by lower net sales in the ACCG segment as a result of reduced capital spending by wireless service providers in the Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA) regions (both directly and through original equipment manufacturers). For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The year-over-year increase in gross profit of $23.1 million and $59.2 million for the three and six months ended June 30, 2010, respectively, is largely due to litigation charges recorded in cost of sales in 2009 and an $8.6 million reduction of cost of sales recorded in 2010 as a result of receiving payment from EMS Technologies, Inc. (EMS) to settle a warranty claims dispute following the arbitrator’s final decision in the matter. The litigation charges recorded in the three and six months ended June 30, 2009 of $18.1 million and $21.2 million, respectively, related to the TruePosition litigation. Excluding the litigation and arbitration items, gross profit decreased $3.6 million for the three months ended June 30, 2010 and increased $29.4 million for the six months ended June 30, 2010 as compared to the year-ago periods.

Gross profit in both the three and six months ended June 30, 2010 benefitted from increased sales of Enterprise products that have higher margins than the company average. The comparison of gross profit for the first half of 2010 to the first half of 2009 also benefitted from the fact that gross profit for early 2009 was negatively affected by higher cost inventory and outstanding purchase commitments that were on hand at the beginning of 2009. The reinstatement for 2010 of cash incentive programs that had been suspended for 2009 also affected the comparability of gross profit.

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

Selling, general and administrative expense

The year-over-year increase in selling, general and administrative expense (SG&A) of $17.5 million and $28.9 million for the three and six months ended June 30, 2010, respectively, was primarily related to the reinstatement of cash incentive programs in 2010 that had been suspended for 2009 and higher selling costs in 2010 due to higher net sales. Bad debt expense was also higher in the three and six months ended June 30, 2010 than in the comparable prior year periods. The increase in SG&A expense as a percentage of sales is the result of higher SG&A expense.

The decrease in the allowance for doubtful accounts from December 31, 2009 to June 30, 2010 is primarily attributable to the write off of accounts receivable that had been fully reserved in the allowance for doubtful accounts and collections of accounts receivable previously reserved in the allowance for doubtful accounts.

Research and development

Research and development (R&D) expense increased by $2.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009 primarily as a result of the reinstatement of cash incentive programs as described above. R&D expense as a percentage of net sales increased to 3.6% and 3.8% for the three and six months ended June 30, 2010, respectively, as compared to 3.5% and 3.7% for the comparable 2009 three and six month periods, respectively, due to higher R&D expense. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangibles

The amortization of purchased intangibles was essentially unchanged for the three and six months ended June 30, 2010 as compared to the same periods in 2009. There is additional amortization expense of $3.6 million and $7.2 million included in cost of sales for the three and six months ended June 30, 2010, respectively, related to patents and technologies. The same additional amortization amounts were included in cost of sales for the three and six months ended June 30 2009.

Restructuring Costs

We recognized pretax restructuring costs of $3.6 million and $51.4 million during the three and six months ended June 30, 2010, respectively, compared with $8.1 million and $16.8 million during the comparable periods ended June 30, 2009, respectively. The restructuring costs recognized in the three and six months ended June 30, 2010 are primarily related to workforce reductions and asset impairments resulting from planned facility closures as part of restructuring initiatives that began in early 2010 (the 2010 Restructuring Initiatives). The restructuring costs recognized in the three and six months ended June 30, 2009 resulted from integration and cost reduction actions initiated in 2008 (the 2008 Integration Initiatives).

The objectives of the 2010 Restructuring Initiatives are to realign and lower our cost structure and improve capacity utilization. To achieve these objectives, we have announced the closure of production facilities in Omaha, Nebraska and Newton, North Carolina, among other actions. Much of the capacity at those facilities will be shifted to other existing facilities or contract manufacturers. Charges incurred during the three months ended June 30, 2010 for these restructuring actions included $3.6 million for employee-related costs, which was net of an estimated net curtailment gain of $1.3 million related to pension and other postretirement benefits. Charges incurred during the six months ended June 30, 2010 for these restructuring actions included $42.6 million for employee-related costs (including a $5.0 million estimated net curtailment loss related to pension and other postretirement benefits) and $8.9 million for asset impairment charges, primarily related to reducing the carrying value of the Omaha facility to its estimated fair value.

Additional pretax costs related to actions announced to date under the 2010 Restructuring Initiatives of $5 million to $8 million are expected to be recognized by the end of 2012. Cash payments related to these costs and the completion of the 2008 Integration Initiatives of $9 million to $11 million are expected during the remainder of 2010 with an additional $32 million to $35 million expected to be paid in 2011 and beyond. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Other expense, net

Foreign exchange gains (losses) of $(0.6) million and $0.1 million are included in net other expense for the three and six months ended June 30, 2010, respectively, compared to losses of $(1.6) million and $(3.0) million for the comparable periods ended June 30, 2009, respectively. Net other expense for the six months ended June 30, 2009 includes a loss of $8.6 million on the induced conversion of our 1% convertible senior subordinated debentures.

Net interest income (expense)

We incurred net interest expense of $21.2 million and $44.2 million during the three and six months ended June 30, 2010, respectively, compared to net interest expense of $42.2 million and $71.3 million for the three and six months ended June 30, 2009, respectively. This decrease is mainly the result of an $11.3 million charge included in interest expense for the three and six months ended June 30, 2009 for the interest make-whole payment related to the conversion of the 3.50% convertible debentures and lower levels of debt. Interest expense for the three and six months ended June 30, 2010 includes $0.6 million and $2.1 million, respectively, related to the write off of deferred financing costs in connection with accelerated debt payments compared to $5.4 million and $7.5 million for the three and six months ended June 30, 2009, respectively.

Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of deferred financing costs, was 6.27% as of June 30, 2010, 5.83% as of December 31, 2009 and 6.42% as of June 30, 2009.

Income taxes

The effective income tax rate was 25.0% and 28.7% for the three and six months ended June 30, 2010, respectively, compared to 51.0% and 483.1% for the three and six months ended June 30, 2009, respectively. Income tax expense for the three and six months ended June 30, 2010 includes a $2.6 million benefit resulting from adjustments to valuation allowances related to various matters and a $2.5 million benefit related to adjustments to the estimated tax impact of repatriation of foreign earnings. Partially offsetting these benefits for the six months ended June 30, 2010 is a charge of $2.3 million related to changes to the tax deductibility of prescription drug benefits to certain retirees (Medicare Part D) made as part of the health care reform legislation enacted in March 2010. Income before income taxes for the three and six months ended June 30, 2009 included non-deductible charges related to the conversion of convertible debentures of $11.3 million and $19.9 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2010 and 2009 reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%. These benefits are partially offset by a provision of U.S. taxes on a portion of current year non-U.S. earnings in anticipation of repatriation.

Segment Results

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change

	(dollars in millions)
Net sales by segment:
ACCG	$309.5	36.9%	$322.2	41.1%	$(12.7)	(3.9)%
Enterprise	220.7	26.3%	164.3	21.0%	56.4	34.3%
Broadband	128.6	15.4%	118.2	15.1%	10.4	8.8%
WNS	181.3	21.6%	179.7	22.9%	1.6	0.9%
Inter-segment eliminations	(2.0)	(0.2)%	(0.7)	(0.1)%	(1.3)	NM

Consolidated net sales	$838.1	100.0%	$783.7	100.0%	$54.4	6.9%

Total domestic net sales	$467.4	55.8%	$418.8	53.4%	$48.6	11.6%
Total international net sales	370.7	44.2%	364.9	46.6%	5.8	1.6%

Total worldwide net sales	$838.1	100.0%	$783.7	100.0%	$54.4	6.9%

Operating income by segment:
ACCG	$17.2	5.6%	$14.6	4.5%	$2.6	17.8%
Enterprise	36.8	16.7%	27.8	16.9%	9.0	32.4%
Broadband	10.7	8.3%	27.9	23.6%	(17.2)	(61.6)%
WNS	16.7	9.2%	3.8	2.1%	12.9	339.5%

Consolidated operating income	$81.4	9.7%	$74.1	9.5%	$7.3	9.9%

NM – Not meaningful

	Six Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change

	(dollars in millions)
Net sales by segment:
ACCG	$568.1	36.4%	$648.1	42.5%	$(80.0)	(12.3)%
Enterprise	418.6	26.8%	308.3	20.2%	110.3	35.8%
Broadband	239.6	15.4%	232.4	15.2%	7.2	3.1%
WNS	337.1	21.6%	338.7	22.2%	(1.6)	(0.5)%
Inter-segment eliminations	(3.7)	(0.2)%	(1.5)	(0.1)%	(2.2)	NM

Consolidated net sales	$1,559.7	100.0%	$1,526.0	100.0%	$33.7	2.2%

Total domestic net sales	$849.1	54.4%	$777.8	50.9%	$71.3	9.2%
Total international net sales	710.6	45.6%	748.2	49.1%	(37.6)	(5.0)%

Total worldwide net sales	$1,559.7	100.0%	$1,526.0	100.0%	$33.7	2.2%

Operating income (loss) by segment:
ACCG	$(23.1)	(4.1)%	$1.2	0.2%	$(24.3)	NM
Enterprise	54.9	13.1%	35.3	11.4%	19.6	55.5%
Broadband	24.0	10.0%	36.5	15.7%	(12.5)	(34.2)%
WNS	19.4	5.8%	10.2	3.0%	9.2	90.2%

Consolidated operating income	$75.2	4.8%	$83.2	5.5%	$(8.0)	(9.6)%

NM – Not meaningful

Antenna, Cable and Cabinets Group Segment

The ACCG segment includes product offerings of primarily passive transmission devices for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas as well as secure environmental enclosures for electronic devices and equipment used by wireline and wireless providers.

The ACCG segment experienced a significant decline in sales in the APAC and EMEA regions for the three and six months ended June 30, 2010 as compared to the prior year periods. In addition to a slowdown in spending by wireless service providers, regulatory restrictions in India that are limiting the importation of telecommunications equipment have had a significant negative effect on sales of base station and microwave antennas and other products in the APAC region during the three and six months ended June 30, 2010. While the timing of an easing on regulatory restrictions in India is uncertain, we expect an improvement in these sales in the second half of 2010. Foreign exchange rates favorably affected ACCG segment sales by 1% and 2% for the three and six months ended June 30, 2010, respectively, as compared to the prior year periods.

Despite challenges, we expect demand for our ACCG products to be positively affected by wireless capacity expansion in emerging markets and growth in mobile data services in developed markets. Uncertainty in the global economy may continue to depress capital spending by telecommunication providers and negatively impact both of these markets and consequently our net sales.

The increase in ACCG segment operating income for the three months ended June 30, 2010 was primarily the result of the receipt of $8.6 million to settle claims against EMS related to warranty claims arising from a previous business acquisition. The comparison of ACCG segment operating income for the second quarter of 2010 to the prior year period also benefited from a $3.4 million decrease in restructuring charges. For the six months ended June 30, 2010, the decrease in ACCG segment operating income mainly results from a $26.6 million increase in restructuring charges. Operating income in 2010 was also lower due to the reinstatement of cash incentive programs in 2010 that had been suspended for 2009.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

Enterprise segment net sales increased in all major geographic regions for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009. In particular, U.S. sales of Enterprise segment products increased during the three and six months ended June 30, 2010 as a result of increased demand related to data center projects and improvements in government and corporate spending on information technology. Foreign exchange rate changes had a negligible impact on Enterprise segment sales for both the three and six months ended June 30, 2010 as compared to the prior year periods.

We expect long-term demand for Enterprise products to be driven by global information technology spending and the ongoing need for bandwidth, which creates demand for high-performance structured cabling solutions in the enterprise market. Uncertain global economic conditions, an ongoing slowdown in commercial construction activity and reductions in the levels of distributor inventories may negatively affect demand for our products.

The increase in Enterprise segment operating income for the three and six months ended June 30, 2010 is primarily attributable to the increase in net sales. The improvement in operating income was partially offset by the reinstatement of cash incentive programs in 2010 that had been suspended for 2009. Restructuring costs recorded in the Enterprise segment were $1.3 million lower in the second quarter of 2010 than in the second quarter of 2009 and $13.2 million higher in the first half of 2010 than in the first half of 2009.

Broadband Segment

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using hybrid fiber coaxial architecture.

The increase in net sales of Broadband products for the three and six months ended June 30, 2010 mainly resulted from higher net sales in Central and Latin America partially offset by lower domestic net sales. The decline in domestic net sales is primarily the result of a reduction in prices on certain cable products. Foreign exchange rate changes had a negligible impact on Broadband segment sales for both the three and six months ended June 30, 2010 as compared to the prior year periods.

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

The decrease in Broadband segment operating income for the three and six months ended June 30, 2010 reflects the impact of price reductions on certain cable products, higher raw materials costs and the reinstatement of cash incentive programs in 2010 that had been suspended for 2009.

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

WNS segment net sales were essentially unchanged in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 as lower sales in APAC and EMEA were offset by higher domestic net sales. Foreign exchange rate changes had a negligible impact on WNS segment sales for the three and six months ended June 30, 2010 as compared to the prior year periods.

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

WNS segment operating income for the three and six months ended June 30, 2010 increased $12.9 million and $9.2 million, respectively, as compared to the same periods in 2009 mainly due to litigation charges of $18.1 million and $21.2 million that were recorded in the three and six months ended June 30, 2009, respectively. The improvement in operating income in 2010 was somewhat offset by the reinstatement of cash incentive programs in 2010 that had been suspended for 2009 and by recoveries of accounts receivable in the first half of 2009 that had been previously written off.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	As of
	June 30, 2010	December 31, 2009	Dollar Change	% Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$577.3	$702.9	$(125.6)	(17.9)%
Working capital, excluding cash, cash equivalents, short-term investments and current portion of long-term debt	614.0	593.7	20.3	3.4
Availability under revolving credit facility	366.1	358.8	7.3	2.0
Long-term debt, including current portion	1,354.6	1,544.5	(189.9)	(12.3)
Total capitalization (1)	2,917.5	3,093.5	(176.0)	(5.7)
Long-term debt as a percentage of total capitalization	46.4%	49.9%

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

The decrease in cash, cash equivalents and short-term investments during the six months ended June 30, 2010 was primarily driven by $186.5 million of principal payments on our senior secured term loans. These cash outlays were partially offset by $91.5 million in net cash flow from operations.

The decrease in long-term debt was primarily the result of the principal payments made on our senior secured term loans. The decline in total capitalization and long-term debt as a percentage of total capitalization was primarily driven by the reduction in long-term debt.

Cash Flow Overview

	Six Months Ended June 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Net cash provided by operating activities	$91.5	$223.8	$(132.3)	(59.1)%
Net cash used in investing activities	(70.1)	(23.8)	(46.4)	(195.1)
Net cash used in financing activities	(185.8)	(161.4)	24.4	(15.1)

Operating Activities

During the six months ended June 30, 2010, operating activities generated $91.5 million in cash compared to $223.8 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, net income of $22.1 million, depreciation and amortization of $95.0 million and increases in accounts payable and other liabilities of $132.7 million were somewhat offset by increases in net accounts receivable of $89.8 million and net inventory of $49.7 million. The increase in accounts receivable is primarily attributable to an increase in sales during the second quarter of 2010 over the fourth quarter of 2009. During the six months ended June 30, 2009, the Company took steps to reduce working capital levels, primarily through reducing inventory, in response to developing global economic difficulties. These efforts generated net cash flow that more than offset the $5.1 million net loss during that period.

We expect to continue to generate net cash from operations during the remainder of 2010 although at levels below 2009 operating cash flow. A primary driver of the lower expected cash flows in 2010 is our expectation that the level of working capital excluding cash, cash equivalents, short-term investments and the current portion of long-term debt will increase during 2010 based on our projected increase in net sales.

Investing Activities

Investment in property, plant and equipment during the six months ended June 30, 2010 decreased by $6.2 million year over year to $18.1 million. We currently expect total capital expenditures of $50 million to $60 million in 2010 compared to $40.9 million in 2009. The expected capital spending during 2010 is primarily for investments in information technology, cost reduction efforts, software capitalization and capital expenditures to support the relocation of production capability in certain facilities.

During the six months ended June 30, 2010, we purchased $58.7 million in short-term investments.

During the six months ended June 30, 2010, we received proceeds from the sale of property, plant and equipment of $6.6 million, which included proceeds from the sale of a facility in Brazil that had been vacated in 2008.

Financing Activities

We repaid $186.5 million of our senior secured term loans during the first half of 2010, including $127.6 million for the annual excess cash flow payment for 2009 and a voluntary prepayment of $50.0 million.

During the six months ended June 30, 2009, we completed two senior subordinated convertible debt issuances and a common stock offering of 10.5 million shares of CommScope common stock. In March 2009, we issued $100 million of 3.50% convertible senior subordinated debentures and in May 2009, we issued $287.5 million of 3.25% senior subordinated convertible notes. Also during the first half of 2009, we issued 1.7 million shares of CommScope common stock in connection with the negotiated conversion of $24.0 million in face value of our 1% convertible senior subordinated debentures. In June 2009, the 3.50% convertible senior subordinated debentures were converted into 10.4 million shares of CommScope common stock (9.935 million shares related to the original conversion ratio and 0.443 million shares for the interest make-whole payment). Both of these conversions were reflected as non-cash transactions.

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

Future Cash Needs

We expect that our primary future cash needs will be debt service (including the annual excess cash flow payment that is required during the first quarter of each year under our senior secured term loans), funding working capital requirements, capital expenditures, paying certain restructuring costs, disposition of new or pending litigation and funding pension and other postretirement benefit obligations. We paid $6.4 million of restructuring costs during the six months ended June 30, 2010 and expect to pay $9 million to $11 million during the remainder of 2010 and $32 million to $35 million in 2011 and beyond related to announced restructuring actions. We made contributions of $4.4 million to our pension and other postretirement benefit plans during the six months ended June 30, 2010 and currently expect to make additional contributions of at least $5.7 million in the balance of 2010. As of June 30, 2010, we have a significant unfunded obligation related to pension and other postretirement benefits. We are not required to make a contribution to our U.S. pension plans during 2010. However, to achieve targeted funding levels under certain U.S. and international regulations, we may make additional contributions in 2010 and expect to make contributions in subsequent years and these contributions could be material. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements.

In connection with our senior secured credit facilities, we are required to comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which we must comply at all times. As of June 30, 2010, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were both 3.75 to 1.0. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of June 30, 2010 were 5.37 to 1.0 and 2.82 to 1.0, respectively. Beginning with the quarter ending September 30, 2010, the minimum interest coverage ratio increases to 4.50 to 1.0 and the maximum consolidated leverage ratio decreases to 3.25 to 1.0. Beginning with the quarter ending September 30, 2011, the minimum interest coverage ratio increases further to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases further to 2.50 to 1.0. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of June 30, 2010. Management expects to remain in compliance with all of the Company’s covenants under the senior secured credit facilities for the foreseeable future and, to the extent necessary or advisable, intends to consider the repayment of debt, the refinancing of debt and/or operational improvements in order to maintain such compliance.

If we are unable to comply with these covenants, we will be in default under our senior secured credit facilities, which could result in, among other things, the outstanding balance of our loans under the credit facilities becoming due and payable immediately, a material increase in the interest rate and further restrictions on our operational and financial flexibility.

As of June 30, 2010, our remaining availability under the $400 million revolving credit portion of the facilities was approximately $366.1 million, reflecting $33.9 million of letters of credit issued under the revolving credit facility. Availability under the revolving credit facility as of June 30, 2010 was not limited by compliance with the consolidated leverage ratio defined in our senior secured credit agreement. If the tightening of the leverage ratio that is scheduled for September 30, 2010 were applied as of June 30, 2010, we would have remained in compliance; however, our remaining availability under the revolving credit facility would have been reduced from $366.1 million to $206.1 million.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q that are other than historical facts are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws and include but are not limited to those statements relating to our business position, plans, outlook, revenues, earnings, margins and other financial items, restructuring plans, sales and earnings expectations, expected demand, cost and availability of key raw materials, internal and external production capacity and expansion, competitive pricing and relative market position. While we believe such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. These forward-looking statements are identified by the use of certain terms and phrases, including, but not limited to, “expect,” “believe,” “intend,” “goal,” “estimate,” “project,” “plans,” “anticipate,” “designed to,” “confident,” “think,” “scheduled,” “outlook,” “guidance,” “foreseeable future” and similar expressions.

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, continued global economic weakness and uncertainties and disruption in the credit and financial markets; changes in cost and availability of key raw materials and components and the potential effect on customer pricing; realignment of global manufacturing capacity, including delays or challenges related to removing, transporting or reinstalling equipment; changes in laws or regulations affecting us or the industries we serve; the ability to retain qualified employees; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; competitive pricing and acceptance of products; industry competition and the ability to retain customers through product innovation; concentration of sales among a limited number of customers or distributors; continuing consolidation among customers; customer bankruptcy; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; the risk that customers might cancel orders placed or that orders currently placed may affect order levels in the future; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; significant international operations and the impact of variability in foreign exchange rates; ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; substantial indebtedness and maintaining compliance with debt covenants; capital structure changes; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives; cost of protecting or defending intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; fluctuations in interest rates; the ability to achieve expected sales growth and earnings goals; the outcome of pending and future litigations and proceedings; authoritative changes in generally accepted accounting principles by standard-setting bodies; political instability; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Part I — Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in patent infringement litigation with TruePosition, Inc. related to Andrew’s sale of certain mobile location products. After trial and various subsequent proceedings¸ the Company is subject to a judgment, including accrued interest, of $48.9 million as of June 30, 2010, and a permanent injunction against further infringing sales. CommScope disagrees with these determinations and continues to believe that the products at issue do not infringe TruePosition’s patent. The Company has appealed the judgment and the injunction entered by the trial court to the U.S. Court of Appeals for the Federal Circuit and is awaiting that court’s determination of the issues on appeal.

As a result of the trial court rulings in the case, a liability has been established as of June 30, 2010 for $48.9 million (including interest). The ultimate resolution of this litigation may be materially different than the liability currently recorded, which does not include legal fees we may incur in appeals or other proceedings. This litigation may result in the loss of future revenue opportunities, including opportunities to manufacture and sell products using uplink time difference of arrival (U-TDOA) technology; however, we are not currently able to assess the likelihood or magnitude of such potential lost opportunities.

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

On May 12, 2010, a putative class action lawsuit, asserting claims under the Securities Exchange Act of 1934 (the 1934 Act), was filed in the United States District Court for the Western District of North Carolina against CommScope and certain current and former officers. The lawsuit alleges violations of Sections 10(b) and 20(a) of the 1934 Act and SEC Rule 10b-5 promulgated thereunder. In particular, the lawsuit alleges that during the putative class period, from April 29, 2008 to October 30, 2008, the Company made false and misleading statements and/or omissions about its financial condition, specifically by allegedly failing to disclose weakness in its current and future sales prospects in the Company’s cabinets and apparatus business. The lawsuit was brought on behalf of all those who purchased CommScope common stock during the putative class period, and seeks, among other relief, unspecified damages and interest. CommScope believes that the allegations in this action are without merit and intends to vigorously defend itself and the individual defendants in this action. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

We are either a plaintiff or a defendant in other pending legal matters in the normal course of business. Management believes none of these other legal matters, other than those discussed above, will have a material adverse effect on our business or financial condition upon their final disposition.

ITEM 6.	EXHIBITS

10.1	CommScope, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective May 3, 2010.(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).(1)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K).(1)
101.INS	XBRL Instance Document.*
101.SCH	XBRL Extension Schema Document.*
101.CAL	XBRL Extension Calculation Linkbase Document.*
101.DEF	XBRL Extension Definition Linkbase Document.*
101.LAB	XBRL Extension Label Linkbase Document.*
101.PRE	XBRL Extension Presentation Linkbase Document.*

(1)	Filed with this Form 10-Q.

*	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMSCOPE, INC.

July 28, 2010	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant