Form 10-Q
period 2010-09-30
COMMSCOPE INC
filed 2010-10-27
CIK 1035884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 22, 2010 there were 94,996,744 shares of Common Stock outstanding.

CommScope, Inc.

Form 10-Q

September 30, 2010

CommScope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited — In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$821,867	$750,433	$2,381,607	$2,276,392

Operating costs and expenses:
Cost of sales	572,878	505,647	1,675,580	1,633,748
Selling, general and administrative	102,827	103,197	331,866	303,353
Research and development	29,572	26,390	89,426	82,457
Amortization of purchased intangible assets	20,764	20,824	62,292	62,473
Restructuring costs	3,925	3,207	55,349	20,027

Total operating costs and expenses	729,966	659,265	2,214,513	2,102,058

Operating income	91,901	91,168	167,094	174,334
Other expense, net	(1,434)	(2,037)	(1,361)	(12,570)
Interest expense	(21,582)	(25,655)	(68,612)	(99,465)
Interest income	1,345	843	4,146	3,350

Income before income taxes	70,230	64,319	101,267	65,649
Income tax expense	(19,676)	(18,492)	(28,586)	(24,917)

Net income	$50,554	$45,827	$72,681	$40,732

Earnings per share:
Basic	$0.53	$0.49	$0.77	$0.50
Diluted	$0.49	$0.45	$0.73	$0.47

Weighted average shares outstanding:
Basic	94,791	93,661	94,547	82,117
Diluted	106,635	105,675	106,425	93,400

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited — In thousands, except share amounts)

	September 30, 2010	December 31, 2009
Assets

Cash and cash equivalents	$545,888	$662,440
Short-term investments	125,404	40,465

Total cash, cash equivalents and short-term investments	671,292	702,905

Accounts receivable, less allowance for doubtful accounts of $13,258 and $16,572, respectively	651,345	598,959
Inventories, net	378,081	314,047
Prepaid expenses and other current assets	44,634	61,435
Deferred income taxes	92,747	67,610

Total current assets	1,838,099	1,744,956

Property, plant and equipment, net	355,232	412,388
Goodwill	995,025	995,037
Other intangibles, net	648,235	721,390
Other noncurrent assets	72,768	67,545

Total Assets	$3,909,359	$3,941,316

Liabilities and Stockholders’ Equity

Accounts payable	$234,821	$200,869
Other accrued liabilities	317,781	247,447
Current portion of long-term debt	3,053	140,810

Total current liabilities	555,655	589,126

Long-term debt	1,344,675	1,403,668
Deferred income taxes	102,268	143,132
Pension and postretirement benefit liabilities	124,690	134,770
Other noncurrent liabilities	110,339	121,637

Total Liabilities	2,237,627	2,392,333

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; Authorized shares: 20,000,000; Issued and outstanding shares: None at September 30, 2010 or December 31, 2009	—	—
Common stock, $.01 par value; Authorized shares: 300,000,000; Issued and outstanding shares: 94,906,135 at September 30, 2010 and 94,217,797 at December 31, 2009	1,053	1,046
Additional paid-in capital	1,391,013	1,361,156
Retained earnings	467,565	394,884
Accumulated other comprehensive income (loss)	(38,147)	(58,434)
Treasury stock, at cost: 10,351,408 shares at September 30, 2010 and 10,348,195 shares at December 31, 2009	(149,752)	(149,669)

Total Stockholders’ Equity	1,671,732	1,548,983

Total Liabilities and Stockholders’ Equity	$3,909,359	$3,941,316

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited — In thousands)

	Nine Months Ended September 30,
	2010	2009

Operating Activities:
Net income	$72,681	$40,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,981	153,554
Equity-based compensation	26,523	19,747
Deferred income taxes	(73,029)	(2,626)
Non-cash restructuring charges	13,973	—
Non-cash interest expense on 3.50% convertible debentures	—	12,004
Loss on conversion of debt securities	—	8,649
Changes in assets and liabilities:
Accounts receivable	(49,677)	96,464
Inventories	(62,159)	127,454
Prepaid expenses and other assets	14,785	(6,520)
Accounts payable and other liabilities	105,704	(85,292)
Other	(6,333)	(2,738)

Net cash provided by operating activities	183,449	361,428

Investing Activities:
Additions to property, plant and equipment	(25,984)	(31,738)
Proceeds from disposal of property, plant and equipment	12,979	3,724
Net purchases of short-term investments	(84,939)	—
Cash paid for acquisitions	—	(694)
Other	(4,000)	4,062

Net cash used in investing activities	(101,944)	(24,646)

Financing Activities:
Principal payments on long-term debt	(196,494)	(760,858)
Proceeds from the issuance of long-term debt	—	388,125
Proceeds from the issuance of common stock	—	220,128
Long-term debt financing costs	—	(12,590)
Proceeds from the issuance of common shares under equity-based compensation plans	2,520	612
Excess tax benefits from equity-based compensation	894	240
Common shares repurchased under equity-based compensation plans	(83)	—
Other	—	(8)

Net cash used in financing activities	(193,163)	(164,351)

Effect of exchange rate changes on cash and cash equivalents	(4,894)	8,364

Change in cash and cash equivalents	(116,552)	180,795
Cash and cash equivalents, beginning of period	662,440	412,111

Cash and cash equivalents, end of period	$545,888	$592,906

See notes to unaudited condensed consolidated financial statements.

CommScope, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(Unaudited — In thousands, except share amounts)

	Nine Months Ended September 30,
	2010	2009

Number of common shares outstanding:
Balance at beginning of period	94,217,797	70,798,864
Issuance of shares under equity-based compensation plans	188,376	147,258
Shares repurchased under equity-based compensation plans	(3,213)	(332)
Issuance of shares to employee benefit plan	503,175	259,884
Issuance of shares for conversion of convertible debentures	—	12,092,790
Issuance of shares for stock offering	—	10,465,000

Balance at end of period	94,906,135	93,763,464

Common stock:
Balance at beginning of period	$1,046	$811
Equity-based compensation	2	1
Issuance of shares to employee benefit plan	5	3
Issuance of shares for conversion of convertible debentures	—	121
Issuance of shares for stock offering	—	104

Balance at end of period	$1,053	$1,040

Additional paid-in capital:
Balance at beginning of period	$1,361,156	$969,976
Equity-based compensation	16,168	14,178
Issuance of shares to employee benefit plan	12,868	6,839
Tax benefit from shares issued under equity-based compensation plans	821	240
Issuance of shares for conversion of convertible debentures	—	142,584
Issuance of shares for stock offering	—	220,024

Balance at end of period	$1,391,013	$1,353,841

Retained earnings:
Balance at beginning of period	$394,884	$317,085
Net income	72,681	40,732

Balance at end of period	$467,565	$357,817

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(58,434)	$(132,411)
Other comprehensive income, net of tax	20,287	48,145

Balance at end of period	$(38,147)	$(84,266)

Treasury stock, at cost:
Balance at beginning of period	$(149,669)	$(147,103)
Net shares (repurchased) issued under equity-based compensation plans	(83)	408

Balance at end of period	$(149,752)	$(146,695)

Total stockholders’ equity	$1,671,732	$1,481,737

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Comprehensive income
Net income	$50,554	$45,827	$72,681	$40,732
Other comprehensive income, net of tax:
Foreign currency gain	35,056	20,055	2,327	35,735
Gain on derivative financial instruments	3,896	1,018	11,542	11,235
Pension and other postretirement benefit activity	10,795	119	6,418	350
Gain on available-for-sale investments	—	885	—	825

Total other comprehensive income, net of tax	49,747	22,077	20,287	48,145

Total comprehensive income	$100,301	$67,904	$92,968	$88,877

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2010 and 2009 are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements of CommScope have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the 2009 Form 10-K). There were no changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2010, other than changing the annual impairment test date for goodwill and other indefinite-lived intangible assets (discussed below) and the adoption of new accounting guidance regarding the consolidation of variable interest entities (Accounting Standards Update 2009-17). These changes did not have an impact on the Company’s condensed consolidated financial statements. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2009 Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2009 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Goodwill and Other Intangible Assets

Since the Company adopted the specific provisions of ASC 350, Intangibles — Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), effective January 1, 2002, the annual goodwill and indefinite-lived intangible asset impairment tests of the January 1, 2002 goodwill and indefinite-lived intangible asset balances have been performed as of August 31 of each year, while the goodwill related to the Andrew acquisition has been tested as of October 1. As a result of the significance of the Andrew acquisition on December 27, 2007, and the impact of the acquisition to the recorded goodwill balance, management reassessed and, as of March 31, 2010, established October 1 as its annual impairment testing date for the entire goodwill and indefinite-lived intangible asset balances. The Company’s management believes this change in testing date is preferable to allow additional time to plan, execute and review the goodwill impairment tests given the significant increase in goodwill as a result of the Andrew acquisition. The Company does not believe that this change in annual impairment testing dates will accelerate or delay an impairment charge or otherwise avoid an impairment charge. The Company performed the August 31, 2010 annual impairment test and determined no impairment existed for the reporting units tested. The Company will apply the new annual impairment testing date beginning October 1, 2010.

In addition to the annual impairment test, goodwill and other intangible assets with indefinite lives are tested on an interim basis if events have occurred or circumstances exist that indicate the carrying value of these intangible assets may no longer be recoverable. During the second quarter of 2010, the Company determined there were indications of potential goodwill impairment for two of its reporting units and “step one” impairment tests were performed. The estimated fair values of the reporting units, as determined by these tests, were in excess of their carrying values, which indicated that no goodwill impairment existed. As no indicator of potential goodwill impairment arose, no interim goodwill impairment tests were performed during the third quarter of 2010.

Concentrations of Risk

Net sales to Anixter International Inc. and its affiliates (Anixter) accounted for approximately 12% and 14% of the Company’s total net sales during the three and nine months ended September 30, 2010, respectively. Sales to Anixter primarily originate within the Enterprise segment. Other than Anixter, no customer accounted for 10% or more of the Company’s total net sales for the three and nine months ended September 30, 2010. No customer accounted for 10% or more of the Company’s total net sales for the three or nine months ended September 30, 2009.

Accounts receivable from Anixter represented approximately 14% of net accounts receivable as of September 30, 2010. No other customer accounted for 10% or more of the Company’s net accounts receivable as of September 30, 2010.

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

The following table summarizes the activity in the product warranty accrual, included in other accrued liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product warranty accrual, beginning of period	$29,352	$30,194	$27,625	$32,866
Provision for warranty claims	2,298	925	8,600	10,414
Warranty claims paid	(1,782)	(4,165)	(6,357)	(16,326)

Product warranty accrual, end of period	$29,868	$26,954	$29,868	$26,954

Commitments and Contingencies

As a result of a 2007 jury verdict in favor of TruePosition, Inc. and subsequent post-trial proceedings, Andrew LLC (a wholly owned subsidiary of CommScope) was subject to a civil judgment for patent infringement and a permanent injunction against further infringing sales. The Company appealed the judgment and the injunction entered by the trial court to the U.S. Court of Appeals for the Federal Circuit. On August 12, 2010, the Federal Circuit affirmed the trial court’s ruling. Andrew filed a petition for rehearing with the Federal Circuit which was denied on October 14, 2010. On October 19, 2010, the Company paid the judgment of $47.8 million, which was included in other accrued liabilities as of September 30, 2010.

On May 12, 2010, a putative class action lawsuit asserting claims under the Securities Exchange Act of 1934 (the 1934 Act), was filed in the United States District Court for the Western District of North Carolina against CommScope and certain current and former members of management. The lawsuit alleges violations of Sections 10(b) and 20(a) of the 1934 Act and SEC Rule 10b-5, related to allegedly false and misleading statements and/or omissions by the Company about its financial condition and future sales prospects in certain of the Company’s businesses during the putative class period of April 29, 2008 to October 30, 2008. The lawsuit was brought on behalf of all those who purchased CommScope common stock during the putative class period, and seeks, among other relief, unspecified damages and interest. CommScope believes that the allegations in this action are without merit and intends to vigorously defend itself and the individual defendants in this action. The Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

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

As of September 30, 2010, the Company had commitments of $40.8 million to purchase metals that are expected to be consumed in normal production by the first quarter of 2011. In the aggregate, these commitments are at prices approximately 10% below market prices as of September 30, 2010.

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

Below is a reconciliation of earnings and weighted average common shares and potential common shares outstanding for calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income for basic earnings per share	$50,554	$45,827	$72,681	$40,732
Effect of assumed conversion of convertible debt (a)	1,743	1,742	5,221	3,391

Income applicable to common shareholders for diluted earnings per share	$52,297	$47,569	$77,902	$44,123

Denominator:
Weighted average number of common shares outstanding for basic earnings per share	94,791	93,661	94,547	82,117
Effect of dilutive securities:
Employee stock options (b)	449	629	575	381
Restricted stock units and performance share units	940	930	848	683
Convertible debt (a)	10,455	10,455	10,455	10,219

Weighted average number of common and potential common shares outstanding for diluted earnings per share	106,635	105,675	106,425	93,400

(a)	Incremental interest expense and shares associated with convertible debt.
(b)	Options to purchase approximately 1.4 million common shares were excluded from the computation of diluted earnings per share for both the three and nine months ended September 30, 2010 because they would have been anti-dilutive. Options to purchase approximately 1.1 million common shares were excluded from the computation of diluted earnings per share for both the three and nine months ended September 30, 2009 because they would have been anti-dilutive.

Income Taxes

The Company’s effective income tax rate was 28.0% and 28.2% for the three and nine months ended September 30, 2010, respectively, compared to 28.8% and 38.0% for the three and nine months ended September 30, 2009, respectively. Income tax expense for the three and nine months ended September 30, 2010 includes expense (benefit) of $2.1 million and $(0.5) million, respectively, resulting from adjustments to valuation allowances related to various domestic matters. Also included in income tax expense for the nine months ended September 30, 2010 is a $2.5 million benefit related to adjustments to the estimated tax impact of repatriation of foreign earnings and a charge of $2.3 million related to changes to the tax deductibility of prescription drug benefits to certain retirees (Medicare Part D) made as part of the health care reform legislation enacted in March 2010.

Income tax expense for the three months ended September 30, 2009 includes net benefits of $7.1 million primarily related to the completion of prior year U.S. and foreign income tax returns, the resolution of various income tax uncertainties and the settlement of various U.S. and foreign income tax audits. Income tax expense for the nine months ended September 30, 2009 includes net benefits of $4.7 million primarily related to the completion of prior year U.S. and foreign income tax returns, the resolution of certain income tax uncertainties and the settlement of various U.S. and foreign income tax audits, partially offset by the impact of non-deductible debt retirement costs.

The Company’s effective tax rate for the three and nine months ended September 30, 2010 reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%. These benefits are partially offset by a provision of U.S. taxes on a portion of current year non-U.S. earnings in anticipation of repatriation. The effective tax rates for 2009 excluding the items described above are higher than the U.S. statutory rate primarily due to the provision of U.S. taxes on a substantial portion of 2009 foreign earnings and prior year earnings in anticipation of repatriation.

Accounting Standards Not Yet Adopted

In September 2009, the FASB ratified the final consensuses reached by the Emerging Issues Task Force regarding revenue arrangements with multiple deliverables and software revenue recognition. The consensus reached on arrangements with multiple deliverables addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The consensus reached on software revenue recognition excludes products containing both software and non-software components that function together to deliver the product’s essential functionality from the scope of current revenue recognition guidance for software products. Although these consensuses are effective for the Company as of January 1, 2011, early adoption is permitted with expanded disclosures and application of the adjustments to the beginning of the fiscal year of adoption. The Company plans to adopt these consensuses on January 1, 2011 on a prospective basis which would impact the timing of revenue recognition for all agreements entered into or materially modified after the date of adoption.

2.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Short-term Investments

As of September 30, 2010, the Company’s short-term investments were composed of $50.0 million of held-to-maturity securities that mature within one year and $75.4 million of available for sale securities that consist of government and corporate debt obligations. See Note 5 for discussion of the fair value of these securities.

As of September 30, 2010, the Company’s held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency notes	$30,001	$5	$—	$30,006
Corporate debt obligations	20,003	2	—	20,005

	$50,004	$7	$—	$50,011

As of December 31, 2009, the Company’s held-to-maturity short-term investments were composed of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency notes	$30,008	$—	$(55)	$29,953
Corporate debt obligations	10,457	—	(10)	10,447

	$40,465	$—	$(65)	$40,400

Inventories

	September 30, 2010	December 31, 2009
Raw materials	$91,610	$85,443
Work in process	96,275	84,488
Finished goods	190,196	144,116

	$378,081	$314,047

Other Current Accrued Liabilities

	September 30, 2010	December 31, 2009
Compensation and employee benefit liabilities	$87,030	$48,734
Litigation reserve	47,825	48,558
Deferred revenue	38,745	36,538
Warranty reserve	29,868	27,625
Restructuring reserve	36,207	6,140
Other	78,106	79,852

	$317,781	$247,447

Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
Cash paid during the period for:
Income taxes, net of refunds	$83,773	$52,403
Interest	64,321	73,115

Non-cash investing and financing activities:
Conversion of senior subordinated debentures to common stock	$—	$124,029
Issuance of shares in lieu of cash for executive bonuses	—	1,078

3.	FINANCING

	September 30, 2010	December 31, 2009
Seven-year senior secured term loan due December 2014	$697,631	$838,295
Six-year senior secured term loan due December 2013	354,702	406,815
3.25% senior subordinated convertible notes due July 2015	287,500	287,500
Other	7,895	11,868

	1,347,728	1,544,478
Less: Current portion	(3,053)	(140,810)

	$1,344,675	$1,403,668

Senior Secured Credit Facilities

During the nine months ended September 30, 2010, the Company made the annual excess cash flow payment of $127.6 million for 2009 as required under its senior secured credit facilities (see Note 7 in the Notes to Consolidated Financial Statements in the 2009 Form 10-K), a voluntary prepayment of $50.0 million, mandatory prepayments of $12.7 million reflecting the net proceeds from the sale of assets and scheduled repayments of $2.4 million on its senior secured term loans. In connection with the prepayments, the Company wrote off $2.1 million in deferred financing fees, which are included in interest expense for the nine months ended September 30, 2010.

No portion of the senior secured term loans was reflected as a current portion of long-term debt as of September 30, 2010 related to the excess cash flow payment that will be due in the first quarter of 2011. The amount that may be payable as an excess cash flow payment in 2011 cannot currently be reliably estimated.

As of September 30, 2010, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were 4.50 to 1.0 and 3.25 to 1.0, respectively. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of September 30, 2010 were 5.58 to 1.0 and 2.82 to 1.0, respectively. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of September 30, 2010.

As of September 30, 2010, the Company had remaining availability of approximately $204 million under the senior secured revolving credit facility, reflecting a limitation to remain in compliance with the consolidated leverage ratio defined in the Company’s senior secured credit agreement.

Other Matters

The weighted average effective interest rate on outstanding borrowings under the above debt instruments, including the effect of the interest rate swap (see Note 4) and amortization of deferred financing fees, was 6.26% and 5.83% at September 30, 2010 and December 31, 2009, respectively.

See Note 7 in the Notes to Consolidated Financial Statements in the 2009 Form 10-K for additional information on the terms and conditions of the senior secured credit facilities and the 3.25% senior subordinated convertible notes.

4.	DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to a variety of risks related to its ongoing business operations. The primary risks that are addressed by using derivative instruments are interest rate risk and foreign currency exchange rate risk. The Company holds an interest rate swap to manage the variability of forecasted interest payments attributable to changes in interest rates on a portion of the term loans issued under the senior secured credit facilities. The interest rate swap agreement was designated as a cash flow hedge at inception and such designation was substantially effective at September 30, 2010 and as of such date is expected to continue to be effective for the duration of the swap agreement, resulting in no material hedge ineffectiveness.

Prior to the agreement’s expiration in December 2009, the Company used a cross currency swap, which was designated as a fair value hedge, to hedge against fluctuations in the fair value of certain of the Company’s euro-denominated assets.

The Company also uses derivative instruments such as forward contracts to reduce the risk from fluctuations of certain foreign currency exchange rates. These instruments are not held for speculative or trading purposes. These contracts are not designated as hedges for hedge accounting purposes and are marked to market each period through earnings. The balance sheet location and fair value of each of the Company’s derivatives are as follows:

		Fair Value of Asset (Liability)
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivative designated as hedging instrument:
Interest rate swap	Other noncurrent liabilities	$(24,472)	$(42,909)

Derivatives not designated as hedging instruments:
Foreign currency contracts	Prepaid expenses and other current assets	397	133
Foreign currency contracts	Other accrued liabilities	(302)	(248)

Total derivatives not designated as hedging instruments		95	(115)

Total derivatives		$(24,377)	$(43,024)

The pretax impact of the interest rate swap on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 is as follows:

Interest Rate Swap Designated as Cash Flow Hedge	Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Net Income (Loss) (Effective and Ineffective Portions)	Gain (Loss) Reclassified from Accumulated OCI to Net Income (Loss) (Effective Portion)	Gain (Loss) Recognized in Net Income (Loss) (Ineffective Portion)
Three months ended September 30, 2010	$(2,784)	Interest expense	$(8,968)	$155
Three months ended September 30, 2009	(10,691)	Interest expense	(12,306)	152
Nine months ended September 30, 2010	(9,861)	Interest expense	(28,181)	117
Nine months ended September 30, 2009	(12,701)	Interest expense	(30,534)	484

Any gain (loss) on the cross currency swap was offset by the (loss) gain on the euro-denominated assets hedged by the swap. The following table summarizes the pretax impact of the cross currency swap on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009.

Cross Currency Swap Designated as Fair Value Hedge	Location of Gain (Loss)	Gain (Loss) Recognized in Net Loss
Three months ended September 30, 2009	Other income (expense), net	$(493)
Nine months ended September 30, 2009	Other income (expense), net	(667)

The pretax impact of the foreign currency forward contracts not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 is as follows:

Foreign Currency Forward Contracts Not Designated as Hedging Instruments	Location of Gain (Loss)	Gain (Loss) Recognized in Net Loss
Three months ended September 30, 2010	Other income (expense), net	$323
Three months ended September 30, 2009	Other income (expense), net	955
Nine months ended September 30, 2010	Other income (expense), net	183
Nine months ended September 30, 2009	Other income (expense), net	(2,816)

Activity in the accumulated net loss on derivative instruments included in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Accumulated net loss on derivative instruments, beginning of period	$(25,053)	$(39,920)	$(32,699)	$(50,137)
Gain on interest rate swap designated as a cash flow hedge, net of taxes	3,896	1,018	11,542	11,235

Accumulated net loss on derivative instruments, end of period	$(21,157)	$(38,902)	$(21,157)	$(38,902)

During the three months ended September 30, 2010 and 2009, the income tax expense related to the gain on the derivative financial instruments reported within other comprehensive income (loss) was $2,288 and $598, respectively. During the nine months ended September 30, 2010 and 2009, the income tax expense related to the gain on the derivative financial instruments reported within other comprehensive income (loss) was $6,778 and $6,598, respectively.

5.	FAIR VALUE MEASUREMENTS

Fair value measurements using quoted prices in active markets for identical assets and liabilities fall within Level 1 of the fair value hierarchy, measurements using significant other observable inputs fall within Level 2, and measurements using significant unobservable inputs fall within Level 3.

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and equity method investments, trade receivables, trade payables, debt instruments and an interest rate swap (see Note 4). For cash and cash equivalents, trade receivables and trade payables, the carrying amounts of these financial instruments as of September 30, 2010 and December 31, 2009 were considered representative of their fair values due to their short terms to maturity. The fair values of the Company’s short-term investments, equity method investment (included in other noncurrent assets) and 3.25% senior subordinated convertible notes (see Note 3) were based on quoted market prices. The fair values of the Company’s senior secured term loans were based on indicative quotes. The fair value of the Company’s interest rate swap agreement was based on the net present value of the difference between the expected future fixed rate interest payments and variable rate interest payments.

The carrying amounts, estimated fair values and valuation input levels of the Company’s short-term and equity method investments, senior secured term loans, convertible debt and interest rate swap as of September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Held-to-maturity short-term investments	$50,004	$50,011	$40,465	$40,400	Level 1
Available for sale short-term investments	75,400	75,400	—	—	Level 1
Equity method investment	4,000	4,314	—	—	Level 1
Liabilities:
Seven-year senior secured term loan	697,631	690,655	838,295	820,481	Level 2
Six-year senior secured term loan	354,702	350,268	406,815	394,611	Level 2
3.25% senior subordinated convertible notes	287,500	328,109	287,500	342,125	Level 1
Interest rate swap	24,472	24,472	42,909	42,909	Level 2

As a result of restructuring actions announced during the nine months ended September 30, 2010, the Company determined that the carrying value of certain property in Omaha, Nebraska was no longer recoverable. The carrying value of this property was reduced to its estimated fair value of $13.7 million, which was based upon a market approach that considered the selling prices of comparable properties (Level 3 valuation inputs).

The fair value estimates presented above are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented.

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

The following tables provide summary financial information by segment (in millions):

	September 30, 2010	December 31, 2009
Identifiable segment-related assets:
ACCG	$1,865.9	$1,906.0
Enterprise	346.8	312.9
Broadband	366.4	334.2
WNS	566.3	617.7

Total identifiable segment-related assets	3,145.4	3,170.8
Reconciliation to total assets:
Cash, cash equivalents and short-term investments	671.3	702.9
Deferred income tax asset	92.7	67.6

Total assets	$3,909.4	$3,941.3

The following table presents the allocation of goodwill to reportable segments (in millions):

	September 30, 2010	December 31, 2009
Goodwill:
ACCG	$706.7	$706.7
Enterprise	20.9	20.9
Broadband	133.6	133.6
WNS	133.8	133.8

Total goodwill	$995.0	$995.0

The following table provides net sales and operating income by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
ACCG	$332.9	$316.4	$901.0	$964.5
Enterprise	220.2	177.6	638.8	485.9
Broadband	132.4	136.7	372.0	369.1
WNS	137.6	120.3	474.7	459.0
Inter-segment eliminations	(1.2)	(0.6)	(4.9)	(2.1)

Consolidated net sales	$821.9	$750.4	$2,381.6	$2,276.4

Operating income (loss):
ACCG	$16.5	$23.0	$(6.6)	$24.2
Enterprise	49.7	36.9	104.6	72.2
Broadband	17.5	32.3	41.5	68.7
WNS	8.2	(1.0)	27.6	9.2

Consolidated operating income	$91.9	$91.2	$167.1	$174.3

During the nine months ended September 30, 2010, the Company received $8.6 million as a result of an arbitrator’s final award regarding claims made by the Company against EMS Technologies, Inc. (EMS) related to warranty claims arising from a business Andrew LLC had acquired from EMS. The award was recorded as a reduction of cost of sales in the ACCG segment.

7.	RESTRUCTURING COSTS

In early 2010, the Company initiated new restructuring actions (the 2010 Restructuring Initiatives). The objectives of the 2010 Restructuring Initiatives are to realign and lower the Company’s cost structure and improve capacity utilization. To achieve these objectives, the Company announced the closure of manufacturing facilities in Omaha, Nebraska and Newton, North Carolina, among other actions. Much of the production capacity from these facilities will be shifted to other existing facilities or contract manufacturers. These actions primarily affect the ACCG and Enterprise segments. During 2009 and 2008, the Company implemented restructuring actions to complete acquisition-related integration efforts and to lower the combined manufacturing, selling and administrative cost structure of the Company (the 2008 Integration Initiatives). During the three and nine months ended September 30, 2010 and 2009, the Company’s pretax restructuring charges, by segment, related to both initiatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
ACCG	$1,844	$796	$34,869	$7,248
Enterprise	564	571	16,239	3,048
Broadband	172	486	705	4,580
WNS	1,345	1,354	3,536	5,151

Total	$3,925	$3,207	$55,349	$20,027

2010 Restructuring Initiatives

During the three months ended September 30, 2010, the Company incurred $4.0 million in employee-related costs, lease termination costs and equipment relocation costs associated with the 2010 Restructuring Initiatives. During the nine months ended September 30, 2010, the Company incurred $55.5 million in employee-related costs, lease termination costs, asset impairments and equipment relocation costs associated with the 2010 Restructuring Initiatives. The activity within the liability established for these restructuring actions, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Lease Termination Costs	Asset Impairments	Equipment Relocation Costs	Total
Balance as of June 30, 2010	$33,723	$—	$—	$—	$33,723
Additional charge recorded	1,631	1,159	—	1,177	3,967
Cash paid	(3,237)	—	—	(1,177)	(4,414)
Foreign exchange	12	—	—	—	12

Balance as of September 30, 2010	$32,129	$1,159	$—	$—	$33,288

Balance as of December 31, 2009	$—	$—	$—	$—	$—
Additional charge recorded	44,272	1,159	8,935	1,180	55,546
Cash paid	(7,082)	—	—	(1,180)	(8,262)
Foreign exchange and other non-cash items	(5,061)	—	(8,935)	—	(13,996)

Balance as of September 30, 2010	$32,129	$1,159	$—	$—	$33,288

Employee-related costs include the expected severance costs and related benefits as well as one-time severance benefits that are accrued over the remaining period employees are required to work in order to receive such benefits. The costs recognized during the nine months ended September 30, 2010 include a $5.0 million estimated net curtailment loss related to pension and other postretirement benefits.

Lease termination costs relate to the cost of vacating leased facilities, net of anticipated sub-rental income.

Asset impairment charges recognized during the nine months ended September 30, 2010 primarily relate to the planned plant closure in Omaha. The carrying value of the Omaha facility has been written down to its estimated fair value and depreciation will continue to be recognized. As a result of restructuring and consolidation actions, there is unutilized real estate at various facilities in the U.S. and internationally, which is recorded in property, plant and equipment on the Condensed Consolidated Balance Sheets at the lower of cost or estimated fair value. The Company is attempting to sell or lease this unutilized space. Additional impairment charges may be incurred related to these or other excess assets.

Equipment relocation costs incurred during 2010 relate to the costs to uninstall, pack, ship and reinstall manufacturing equipment as well as the costs to prepare the receiving facility to accommodate the equipment. These costs are expensed as incurred.

Additional pretax costs related to actions announced to date under the 2010 Restructuring Initiatives of up to $2 million (net of projected curtailment gains of $2 million) are expected to be recognized by the end of 2011. Cash payments of $4 million to $5 million are expected during the remainder of 2010 with an additional $31 million to $33 million expected to be paid in 2011 and beyond. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

2008 Integration Initiatives

The activity within the liability established for the 2008 Integration Initiatives, which is included in other accrued liabilities, was as follows:

	Employee- Related Costs	Lease Termination Costs	Asset Impairments	Total
Balance as of June 30, 2010	$193	$3,079	$—	$3,272
Additional charge (benefit) recorded	(59)	17	—	(42)
Cash paid	(78)	(310)	—	(388)
Foreign exchange	—	77	—	77

Balance as of September 30, 2010	$56	$2,863	$—	$2,919

Balance as of December 31, 2009	$1,343	$4,797	$—	$6,140
Additional charge (benefit) recorded	(66)	44	(175)	(197)
Cash (paid) recovered	(1,200)	(1,903)	175	(2,928)
Foreign exchange	(21)	(75)	—	(96)

Balance as of September 30, 2010	$56	$2,863	$—	$2,919

Since the inception of the 2008 Integration Initiatives, the Company has recognized restructuring charges of $58.1 million and established a restructuring liability as part of the Andrew purchase price allocation of $54.4 million. Cash payments of $103.9 million, including $0.4 million and $2.9 million paid during the three and nine months ended September 30, 2010, respectively, have been made since the inception of the 2008 Integration Initiatives. The Company does not expect to incur any additional charges related to the completion of the 2008 Integration Initiatives and expects to pay substantially all of the remaining liability by the end of 2012.

8.	EMPLOYEE BENEFIT PLANS

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$579	$677	$727	$867
Interest cost	3,361	3,149	1,526	1,587
Recognized actuarial loss (gain)	8	503	(142)	(172)
Amortization of prior service cost (credits)	—	(193)	(180)	22
Amortization of transition obligation	3	4	—	—
Expected return on plan assets	(3,481)	(2,717)	(150)	(131)

Net periodic benefit cost	$470	$1,423	$1,781	$2,173

	Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$1,838	$2,023	$2,203	$2,601
Interest cost	10,339	9,573	4,512	4,761
Recognized actuarial (gain) loss	25	1,499	(621)	(517)
Amortization of prior service credits	(156)	(578)	(496)	69
Amortization of transition obligation	9	13	—	—
Net curtailment loss (gain)	5,918	—	(880)	—
Expected return on plan assets	(10,825)	(8,260)	(452)	(394)

Net periodic benefit cost	$7,148	$4,270	$4,266	$6,520

The net curtailment (gain) loss recorded during the nine months ended September 30, 2010 is included in restructuring costs on the Condensed Consolidated Statement of Operations (see Note 7).

During the three months ended September 30, 2010, the Company announced a plan change that reduced future benefits expected to be provided by certain of its other postretirement benefit plans. This plan change along with a decrease in the discount rate used to measure the accumulated postretirement benefit obligation resulted in a net $17.4 million reduction in the other postretirement benefit liability.

The Company contributed $8.3 million and $10.5 million to its pension plans during the three and nine months ended September 30, 2010, respectively, and anticipates making additional contributions of at least $3.5 million to these plans during 2010. The Company contributed $0.1 million and $2.2 million to its other postretirement benefit plans during the three and nine months ended September 30, 2010, respectively, and anticipates making additional contributions of approximately $0.8 million to these plans during 2010.

9.	EQUITY-BASED COMPENSATION PLANS

As of September 30, 2010, $20.5 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 1.6 years. There were no significant capitalized equity-based compensation costs at September 30, 2010.

Stock Options

The following table summarizes the stock option activity for the three and nine months ended September 30, 2010 (in thousands, except per share amounts):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at June 30, 2010	3,428	$24.08
Granted	—	$—	$—
Exercised	(20)	$14.77
Expired or forfeited	(52)	$31.75	$16.40

Outstanding at September 30, 2010	3,356	$24.01		$18,069

Exercisable at September 30, 2010	2,304	$23.39		$14,258
Expected to vest	1,032	$25.36		$3,773

Outstanding at December 31, 2009	3,020	$24.44
Granted	690	$29.51	$14.58
Exercised	(166)	$15.17
Expired or forfeited	(188)	$58.81	$7.91

Outstanding at September 30, 2010	3,356	$24.01		$18,069

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0.2 million and $2.5 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $0.4 million and $0.7 million, respectively.

The exercise prices of outstanding options at September 30, 2010 were in the following ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Shares (in thousands)	Weighted Average Exercise Price Per Share
$7.43 to $16.00	1,031	5.1	$11.15	758	$11.64
16.01 to 23.74	902	3.1	$18.10	902	$18.10
23.75 to 30.00	703	9.2	$29.51	14	$29.67
30.01 to 71.81	720	4.9	$44.47	630	$44.94

$7.43 to $71.81	3,356	5.4	$24.01	2,304	$23.39

The Company uses the Black-Scholes model to estimate the fair value of stock option awards. Key input assumptions used in the model to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate and the Company’s projected dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of CommScope stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following table presents the weighted average assumptions used to estimate the fair value of stock option awards granted during the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
Expected option term (in years)	5.0	5.0
Risk-free interest rate	2.5%	1.7%
Expected volatility	55.0%	55.0%
Expected dividend yield	0%	0%
Weighted average exercise price (stock price at grant date)	$29.51	$9.80
Weighted average fair value at grant date	$14.58	$4.74

Performance Share Units

The following table summarizes the performance share unit activity for the three and nine months ended September 30, 2010 (in thousands, except per share amounts):

	Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at June 30, 2010	502	$34.78
Granted	—	$—
Forfeited	(8)	$34.31

Outstanding and non-vested at September 30, 2010	494	$34.78

Outstanding and non-vested at December 31, 2009	219	$41.22
Granted	288	$29.51
Forfeited	(13)	$25.95

Outstanding and non-vested at September 30, 2010	494	$34.78

Restricted Stock Units

The following table summarizes the restricted stock unit activity for the three and nine months ended September 30, 2010 (in thousands, except per share amounts):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding and non-vested at June 30, 2010	1,263	$24.83
Granted	18	$20.39
Vested and shares issued	(14)	$25.60
Forfeited	(24)	$24.93

Outstanding and non-vested at September 30, 2010	1,243	$24.75

Outstanding and non-vested at December 31, 2009	994	$23.31
Granted	336	$28.99
Vested and shares issued	(22)	$29.47
Forfeited	(65)	$23.04

Outstanding and non-vested at September 30, 2010	1,243	$24.75

Other

During the nine months ended September 30, 2010 and 2009, the Company issued 0.5 million and 0.3 million shares of its common stock valued at $12.9 million and $6.8 million, respectively, as an employer contribution to the CommScope, Inc. Retirement Savings Plan. This issuance of shares is included in equity-based compensation as an adjustment to reconcile net income to net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

10.	SUBSEQUENT EVENT

On October 26, 2010, the Company’s board of directors unanimously approved a definitive merger agreement under which an affiliate of The Carlyle Group will acquire all of the Company’s outstanding common stock for $31.50 per share in cash. The Company’s senior secured credit agreement was amended on October 26, 2010 to allow the Company to enter into this merger agreement. Standard & Poor’s announced on October 25, 2010 that it placed the Company’s credit ratings (including its BB- corporate credit rating) on credit watch with negative implications as a result of the proposed transaction.

Completion of the transaction is subject to customary conditions to closing, including approval of CommScope’s stockholders and regulatory approvals. The transaction is expected to close by March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009 is provided to increase the understanding of, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and accompanying notes included in this document as well as the audited Consolidated Financial Statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations, including management’s discussion and analysis about the application of critical accounting policies, included in our 2009 Annual Report on Form 10-K.

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

On October 26, 2010, the Company’s board of directors unanimously approved a definitive merger agreement under which an affiliate of The Carlyle Group will acquire all of the Company’s outstanding common stock for $31.50 per share in cash. The Company’s senior secured credit agreement was amended on October 26, 2010 to allow the Company to enter into this merger agreement. Standard & Poor’s announced on October 25, 2010 that it placed the Company’s credit ratings (including its BB- corporate credit rating) on credit watch with negative implications as a result of the proposed transaction.

Completion of the transaction is subject to customary conditions to closing, including approval of CommScope’s stockholders and regulatory approvals. The transaction is expected to close by March 31, 2011.

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

Goodwill

Goodwill and other intangible assets with indefinite lives are tested for impairment annually and on an interim basis when events occur or circumstances indicate the carrying value of these intangibles may no longer be recoverable. Beginning on October 1, 2010, all of the Company’s goodwill will be tested on a common annual testing date of October 1. Goodwill is evaluated at the reporting unit level, which may be the same as a reportable segment or a level below a reportable segment. The goodwill balance held by the reporting units as of September 30, 2010 is as follows (in millions):

Reportable Segment	Reporting Unit	Goodwill Balance
ACCG	Cable Products	$380.6
ACCG	Base Station Antennas	172.0
ACCG	Microwave Antennas	154.1
WNS	WNS Services	42.8
WNS	Power Amplifiers	26.9
WNS	Wireless Innovations Group	64.1
Broadband	Broadband	133.6
Enterprise	Enterprise	20.9

Total		$995.0

During the three months ended September 30, 2010, we performed the August 31 annual goodwill impairment test for the Broadband and Enterprise reporting units and determined that no impairment existed. Also during the third quarter of 2010, management determined that it was not necessary to perform interim goodwill impairment tests for any of its remaining reporting units with goodwill balances.

During the second quarter of 2010, management determined that an indication of potential goodwill impairment existed for the base station antennas and microwave antennas reporting units and “step one” impairment tests were performed. The results of the “step one” tests indicated that the estimated fair values of these reporting units were higher than their carrying values, and thus no goodwill impairment existed.

While no impairment charges resulted from the analyses performed during 2010, impairment charges may occur in the future in these or other reporting units due to changes in projected revenue growth rates, projected operating margins or estimated discount rates, among other factors. Historical or projected revenues or cash flows may not be indicative of actual future results. Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional potential impairments of goodwill and/or other intangible assets, which could result in charges and any such charges could be material to our results of operations and financial position.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$821.9	100.0%	$750.4	100.0%	$71.4	9.5%
Gross profit	249.0	30.3	244.8	32.6	4.2	1.7
SG&A expense	102.8	12.5	103.2	13.8	(0.4)	(0.4)
R&D expense	29.6	3.6	26.4	3.5	3.2	12.1
Amortization of purchased intangible assets	20.8	2.5	20.8	2.8	0.0	0.0
Restructuring costs	3.9	0.5	3.2	0.4	0.7	22.4
Net income	50.6	6.2	45.8	6.1	4.7	10.3
Diluted earnings per share	0.49		0.45

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions, except per share amounts)
Net sales	$2,381.6	100.0%	$2,276.4	100.0%	$105.2	4.6%
Gross profit	706.0	29.6	642.6	28.2	63.4	9.9
SG&A expense	331.9	13.9	303.4	13.3	28.5	9.4
R&D expense	89.4	3.8	82.5	3.6	7.0	8.5
Amortization of purchased intangible assets	62.3	2.6	62.5	2.7	(0.2)	(0.3)
Restructuring costs	55.3	2.3	20.0	0.9	35.3	176.4
Net income	72.7	3.1	40.7	1.8	31.9	78.4
Diluted earnings per share	0.73		0.47

Net sales

The increase in net sales for the third quarter of 2010 as compared to the third quarter of 2009 is attributable to an increase in sales of Enterprise, WNS and ACCG segment products that was partially offset by lower net sales of Broadband segment products. Net sales of Enterprise and WNS segment products were higher in the nine months ended September 30, 2010 as compared to the prior year period while Broadband net sales were essentially flat. The 2010 year-to-date increase in Enterprise and WNS segment net sales was partially offset by lower net sales in the ACCG segment as a result of reduced capital spending by wireless service providers in the Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA) regions (both directly and through original equipment manufacturers). The Company has announced price increases for certain cable products that are expected to begin to favorably impact net sales in 2011. For further details by segment, see the section titled “Segment Results” below.

Gross profit (net sales less cost of sales)

The year-over-year increase in gross profit of $4.2 million for the three months ended September 30, 2010 is primarily attributable to the increase in net sales. This increase was partially offset by higher raw materials costs and price reductions on certain cable products. The $63.4 million increase in gross profit for the nine months ended September 30, 2010 is largely due to the increase in net sales, $21.2 million in litigation charges recorded in cost of sales in 2009 and an $8.6 million reduction of cost of sales recorded in 2010 as a result of receiving payment from EMS Technologies, Inc. (EMS) to settle a warranty claims dispute following the arbitrator’s final decision in the matter. The litigation charges recorded in the nine months ended September 30, 2009 related to the TruePosition litigation.

The timing of a sustained improvement in the overall economic environment in general and the markets we serve in particular remains uncertain. We expect continued volatility in the costs of certain raw materials, particularly copper, aluminum, plastics and other polymers. If raw material costs increase and we delay implementing price increases or are unable to achieve market acceptance of announced or future price increases, gross profit may be adversely affected. Price reductions in response to a significant decline in raw material costs may also have an adverse impact on gross profit.

Selling, general and administrative expense

Selling, general and administrative expense (SG&A) for the three and nine months ended September 30, 2010 included higher costs related to the reinstatement of cash incentive programs in 2010 that had been suspended for 2009, higher selling costs due to higher net sales and higher bad debt expense than the same prior year periods. These increased costs were partially offset by a $3.7 million gain on the sale of a distribution facility realized during the third quarter of 2010.

The decrease in the allowance for doubtful accounts from December 31, 2009 to September 30, 2010 is primarily attributable to the write off of accounts receivable that had been fully reserved in the allowance for doubtful accounts and collections of accounts receivable previously reserved in the allowance for doubtful accounts.

Research and development

Research and development (R&D) expense increased by $3.2 million and $7.0 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009 primarily as a result of the reinstatement of cash incentive programs as described above. R&D expense as a percentage of net sales increased to 3.6% and 3.8% for the three and nine months ended September 30, 2010, respectively, as compared to 3.5% and 3.6% for the comparable 2009 three and nine month periods, respectively, due to the 2010 increase in R&D expense. R&D activities generally relate to ensuring that our products are capable of meeting the developing technological needs of our customers, bringing new products to market and modifying existing products to better serve our customers.

Amortization of purchased intangibles

The amortization of purchased intangibles was essentially unchanged for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. There is additional amortization expense of $3.6 million and $10.9 million included in cost of sales for the three and nine months ended September 30, 2010, respectively, related to patents and technologies. The same additional amortization amounts were included in cost of sales for the three and nine months ended September 30, 2009.

Restructuring Costs

We recognized pretax restructuring costs of $3.9 million and $55.3 million during the three and nine months ended September 30, 2010, respectively, compared with $3.2 million and $20.0 million during the comparable periods ended September 30, 2009, respectively. The restructuring costs recognized in the three and nine months ended September 30, 2010 are primarily related to workforce reductions and asset impairments resulting from planned facility closures as part of restructuring initiatives that began in early 2010 (the 2010 Restructuring Initiatives). The restructuring costs recognized in the three and nine months ended September 30, 2009 resulted from integration and cost reduction actions initiated in 2008 (the 2008 Integration Initiatives).

The objectives of the 2010 Restructuring Initiatives are to realign and lower our cost structure and improve capacity utilization. To achieve these objectives, we have announced the closure of production facilities in Omaha, Nebraska and Newton, North Carolina, among other actions. Much of the capacity at those facilities will be shifted to other existing facilities or contract manufacturers. Charges incurred during the three months ended September 30, 2010 for these restructuring actions included $1.6 million for employee-related costs, lease termination costs of $1.2 million and equipment relocation costs of $1.2 million. Charges incurred during the nine months ended September 30, 2010 for these restructuring actions included $44.3 million for employee-related costs (including a $5.0 million estimated net curtailment loss related to pension and other postretirement benefits) and $8.9 million for asset impairment charges, primarily related to reducing the carrying value of the Omaha facility to its estimated fair value.

Additional pretax costs related to actions announced to date under the 2010 Restructuring Initiatives of up to $2 million (net of projected curtailment gains of $2 million) are expected to be recognized by the end of 2011. Cash payments related to these costs and the completion of the 2008 Integration Initiatives of $5 million to $6 million are expected during the remainder of 2010 with an additional $33 million to $35 million expected to be paid in 2011 and beyond. Additional restructuring actions may be identified and resulting charges and cash requirements could be material.

Other expense, net

Foreign exchange losses of $1.5 million and $1.4 million are included in net other expense for the three and nine months ended September 30, 2010, respectively, compared to losses of $1.6 million and $4.6 million for the comparable periods ended September 30, 2009, respectively. Realized losses of $0.5 million on the sale of auction rate securities are also included in net other expense for the three and nine months ended September 30, 2009. Net other expense for the nine months ended September 30, 2009 includes a loss of $8.6 million on the induced conversion of our 1% convertible senior subordinated debentures.

Net interest income (expense)

We incurred net interest expense of $20.2 million and $64.5 million during the three and nine months ended September 30, 2010, respectively, compared to net interest expense of $24.8 million and $96.1 million for the three and nine months ended September 30, 2009, respectively. Interest expense for the nine months ended September 30, 2009 included an $11.3 million charge for the interest make-whole payment related to the conversion of our 3.50% convertible debentures. Interest expense for the nine months ended September 30, 2010 and 2009 includes $2.1 million and $7.5 million, respectively, related to the write off of deferred financing costs in connection with accelerated debt payments. Interest expense for the three and nine months ended September 30, 2010 benefited from lower levels of debt as compared to the same periods in the prior year.

Our weighted average effective interest rate on outstanding borrowings, including the interest rate swap and amortization of deferred financing costs, was 6.26% as of September 30, 2010, 5.83% as of December 31, 2009 and 6.44% as of September 30, 2009.

Income taxes

The effective income tax rate was 28.0% and 28.2% for the three and nine months ended September 30, 2010, respectively, compared to 28.8% and 38.0% for the three and nine months ended September 30, 2009, respectively. Income tax expense for the three and nine months ended September 30, 2010 includes expense (benefit) of $2.1 million and $(0.5) million, respectively, resulting from adjustments to valuation allowances related to various domestic matters. Also included in income tax expense for the nine months ended September 30, 2010 is a $2.5 million benefit related to adjustments to the estimated tax impact of repatriation of foreign earnings and a charge of $2.3 million related to changes to the tax deductibility of prescription drug benefits to certain retirees (Medicare Part D) made as part of the health care reform legislation enacted in March 2010.

Income tax expense for the three months ended September 30, 2009 includes net benefits of $7.1 million primarily related to the completion of prior year U.S. and foreign income tax returns, the resolution of various income tax uncertainties and the settlement of various U.S. and foreign income tax audits. Income tax expense for the nine months ended September 30, 2009 includes net benefits of $4.7 million primarily related to the completion of prior year U.S. and foreign income tax returns, the resolution of certain income tax uncertainties and the settlement of various U.S. and foreign income tax audits, partially offset by the impact of non-deductible debt retirement costs.

Our effective income tax rate for the three and nine months ended September 30, 2010 reflects the benefits derived from significant operations outside the U.S., which are generally taxed at rates lower than the U.S. statutory rate of 35%. These benefits are partially offset by a provision of U.S. taxes on a portion of current year non-U.S. earnings in anticipation of repatriation. The effective income tax rates for 2009 excluding the items described above are higher than the U.S. statutory rate primarily due to the provision of U.S. taxes on a substantial portion of 2009 foreign earnings and prior year earnings in anticipation of repatriation.

Segment Results

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
ACCG	$332.9	40.5%	$316.4	42.2%	$16.5	5.2%
Enterprise	220.2	26.8%	177.6	23.7%	42.5	24.0%
Broadband	132.4	16.1%	136.7	18.2%	(4.3)	(3.1)%
WNS	137.6	16.7%	120.3	16.0%	17.3	14.4%
Inter-segment eliminations	(1.2)	(0.1)%	(0.6)	(0.1)%	(0.6)	NM

Consolidated net sales	$821.9	100.0%	$750.4	100.0%	$71.4	9.5%

Total domestic net sales	$445.7	54.2%	$401.8	53.5%	$43.8	10.9%
Total international net sales	376.2	45.8%	348.6	46.5%	27.6	7.9%

Total worldwide net sales	$821.9	100.0%	$750.4	100.0%	$71.4	9.5%

Operating income (loss) by segment:
ACCG	$16.5	5.0%	$23.0	7.3%	$(6.5)	(28.3)%
Enterprise	49.7	22.6%	36.9	20.7%	12.8	34.7%
Broadband	17.5	13.2%	32.3	23.7%	(14.8)	(45.8)%
WNS	8.2	6.0%	(1.0)	(0.8)%	9.2	NM

Consolidated operating income	$91.9	11.2%	$91.2	12.1%	$0.7	0.8%

NM – Not meaningful

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
	(dollars in millions)
Net sales by segment:
ACCG	$901.0	37.9%	$964.5	42.4%	$(63.5)	(6.6)%
Enterprise	638.8	26.8%	485.9	21.3%	152.9	31.5%
Broadband	372.0	15.6%	369.1	16.2%	2.9	0.8%
WNS	474.7	19.9%	459.0	20.2%	15.7	3.4%
Inter-segment eliminations	(4.9)	(0.2)%	(2.1)	(0.1)%	(2.8)	NM

Consolidated net sales	$2,381.6	100.0%	$2,276.4	100.0%	$105.2	4.6%

Total domestic net sales	$1,294.8	54.4%	$1,179.0	51.8%	$115.8	9.8%
Total international net sales	1,086.8	45.6%	1,097.4	48.2%	(10.6)	(1.0)%

Total worldwide net sales	$2,381.6	100.0%	$2,276.4	100.0%	$105.2	4.6%

Operating income (loss) by segment:
ACCG	$(6.6)	(0.7)%	$24.2	2.5%	$(30.8)	(127.3)%
Enterprise	104.6	16.4%	72.2	14.8%	32.4	44.9%
Broadband	41.5	11.2%	68.7	18.6%	(27.2)	(39.6)%
WNS	27.6	5.8%	9.2	2.0%	18.4	200.0%

Consolidated operating income	$167.1	7.0%	$174.3	7.7%	$(7.2)	(4.2)%

NM – Not meaningful

Antenna, Cable and Cabinets Group Segment

The ACCG segment includes product offerings of primarily passive transmission devices for the wireless infrastructure market including base station antennas, coaxial cable and connectors and microwave antennas as well as secure environmental enclosures for electronic devices and equipment used by wireline and wireless providers.

For both the three and nine months ended September 30, 2010, ACCG segment net sales were stronger in the U.S. and Central and Latin America (CALA) and weaker in the APAC and EMEA regions as compared to the same prior year periods. During the third quarter of 2010, higher U.S. and CALA sales were partially offset by lower APAC and EMEA sales. During the nine months ended September 30, 2010, the increased net sales in the U.S. and CALA were more than offset by a decline in sales in the APAC and EMEA regions. In addition to a slowdown in spending by wireless service providers, regulatory restrictions in India on the importation of telecommunications equipment have had a significant negative effect on sales of base station and microwave antennas and other products in the APAC region during the three and nine months ended September 30, 2010. Foreign exchange rates had a negligible impact on ACCG segment sales for the three and nine months ended September 30, 2010 as compared to the prior year periods.

Despite challenges, we expect demand for our ACCG products to be positively affected by wireless coverage and capacity expansion in emerging markets and growth in mobile data services in developed markets. Uncertainty in the global economy may continue to depress capital spending by telecommunication providers and negatively impact the markets we serve and consequently our net sales.

Although ACCG segment net sales were higher in the third quarter of 2010 than the third quarter of 2009, operating income for the segment was lower due to higher raw materials costs and slightly higher restructuring costs. The comparison of ACCG segment operating income for the nine months ended September 30, 2010 to the prior year period benefited from the receipt of $8.6 million to settle claims against EMS related to warranty claims arising from a previous business acquisition. This benefit was more than offset by a $27.6 million increase in restructuring charges. Operating income in 2010 was also lower due to the reinstatement of cash incentive programs in 2010 that had been suspended for 2009.

Enterprise Segment

The Enterprise segment consists mainly of structured cabling systems for business enterprise applications and connectivity solutions for wired and wireless networks within organizations. The segment also includes coaxial cable for various video and data applications that are not related to cable television.

Enterprise segment net sales increased in all major geographic regions for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009. In particular, U.S. sales of Enterprise segment products increased during the three and nine months ended September 30, 2010 as a result of increased demand related to data center projects and improvements in government and corporate spending on information technology. Foreign exchange rate changes had a negligible impact on Enterprise segment sales for both the three and nine months ended September 30, 2010 as compared to the prior year periods.

We expect long-term demand for Enterprise products to be driven by global information technology spending and the ongoing need for bandwidth, which creates demand for high-performance structured cabling solutions in the enterprise market. Uncertain global economic conditions, continued weakness in commercial construction activity and reductions in the levels of distributor inventories may negatively affect demand for our products.

The increase in Enterprise segment operating income for the three and nine months ended September 30, 2010 is primarily attributable to the increase in net sales. The improvement in operating income was partially offset by the reinstatement of cash incentive programs in 2010 that had been suspended for 2009. Restructuring costs recorded in the Enterprise segment were essentially unchanged in the third quarter of 2010 as compared to the third quarter of 2009 and $13.2 million higher in the first nine months of 2010 than in the first nine months of 2009.

Broadband Segment

The Broadband segment consists mainly of coaxial cable, fiber optic cable and conduit for cable television system operators. These products support multi-channel video, voice and high-speed data services for residential and commercial customers using hybrid fiber coaxial architecture.

For both the three and nine months ended September 30, 2010, Broadband segment net sales were stronger in the CALA region and weaker in the U.S. as compared to the same prior year periods. During the third quarter of 2010, higher CALA sales were more than offset by lower U.S. sales. During the nine months ended September 30, 2010, the increased net sales in CALA were substantially offset by the decline in U.S. sales. The decline in domestic net sales is primarily the result of a reduction in prices on certain cable products. Foreign exchange rate changes had a negligible impact on Broadband segment sales for both the three and nine months ended September 30, 2010 as compared to the prior year periods.

We expect demand for Broadband products to continue to be influenced by ongoing maintenance requirements of cable networks, cable providers’ competition with telecommunication service providers and activity in the residential construction market. Spending by our Broadband customers on maintaining and upgrading networks is expected to continue, though it may be influenced by the deterioration in global economic conditions and tight credit markets.

The decrease in Broadband segment operating income for the three and nine months ended September 30, 2010 reflects the impact of price reductions on certain cable products, higher raw materials costs and the reinstatement of cash incentive programs in 2010 that had been suspended for 2009.

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

Net sales of WNS segment products were higher in the APAC and EMEA regions for the third quarter of 2010 as compared to the third quarter of 2009. However, net sales in these regions were essentially flat for the nine months ended September 30, 2010 with higher U.S. sales primarily responsible for the increase in net sales for the 2010 year-to-date period. Foreign exchange rate changes had a negligible impact on WNS segment sales for the three and nine months ended September 30, 2010 as compared to the prior year periods.

We expect demand for our WNS products to be positively affected by the continuing expansion of wireless capacity in emerging markets as well as convergence and growth in mobile data services in developed markets. Given that much of the demand for WNS products is driven by large customer projects, quarterly changes in net sales for this segment may be volatile. Current global economic conditions may slow capital spending by telecommunication providers and negatively impact the markets we serve and consequently our net sales.

WNS segment operating income for the three months ended September 30, 2010 increased $9.2 million as compared to the same period in 2009 mainly as a result of higher net sales. The $18.4 million increase in WNS segment operating income for the nine months ended September 30, 2010 is primarily attributable to litigation charges of $21.2 million that were recorded in the nine months ended September 30, 2009. The improvement in operating income in 2010 was somewhat offset by the reinstatement of cash incentive programs in 2010 that had been suspended for 2009 and by recoveries of accounts receivable in the first nine months of 2009 that had been previously written off.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key measures of our liquidity and capital resources.

	As of
	September 30, 2010	December 31, 2009	Dollar Change	% Change
	(dollars in millions)
Cash, cash equivalents and short-term investments	$671.3	$702.9	$(31.6)	(4.5)%
Working capital, excluding cash, cash equivalents, short-term investments and current portion of long-term debt	614.2	593.7	20.5	3.4
Availability under revolving credit facility	204.2	358.8	(154.6)	(43.1)
Long-term debt, including current portion	1,347.7	1,544.5	(196.8)	(12.7)
Total capitalization (1)	3,019.5	3,093.5	(74.0)	(2.4)
Long-term debt as a percentage of total capitalization	44.6%	49.9%

(1)	Total capitalization includes long-term debt, including the current portion, and stockholders’ equity.

Our principal sources of liquidity, both on a short-term and long-term basis, are cash and cash equivalents, short-term investments, cash flows provided by operations and availability under credit facilities. The primary uses of liquidity include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable, other accrued liabilities and income taxes), debt service requirements, capital expenditures, payment of certain restructuring costs, disposition of new or pending litigation and funding of pension and other postretirement obligations.

The decrease in cash, cash equivalents and short-term investments during the nine months ended September 30, 2010 was primarily driven by $192.8 million of principal payments on our senior secured term loans. These cash outlays were substantially offset by $183.4 million in net cash flow from operations.

The decrease in long-term debt was primarily the result of the principal payments made on our senior secured term loans. The decline in total capitalization and long-term debt as a percentage of total capitalization was primarily driven by the reduction in long-term debt.

Cash Flow Overview

	Nine Months Ended September 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Net cash provided by operating activities	$183.4	$361.4	$(178.0)	(49.2)%
Net cash used in investing activities	(101.9)	(24.6)	(77.3)	(313.6)
Net cash used in financing activities	(193.2)	(164.4)	(28.8)	(17.5)

Operating Activities

During the nine months ended September 30, 2010, operating activities generated $183.4 million in cash compared to $361.4 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, net income of $72.7 million, depreciation and amortization of $141.0 million and increases in accounts payable and other liabilities of $105.7 million were somewhat offset by increases in net accounts receivable of $49.7 million and net inventory of $62.2 million as well as cash income tax payments that were $55.2 million higher than tax expense. The increase in accounts receivable is primarily attributable to an increase in sales during the third quarter of 2010 over the fourth quarter of 2009. During the nine months ended September 30, 2009, the Company took steps to reduce working capital levels, primarily through reducing inventory, in response to developing global economic difficulties. These efforts generated net cash flow during that period.

We expect to continue to generate net cash from operations during the remainder of 2010 although at levels below 2009 operating cash flow. A primary driver of the lower expected cash flows in 2010 is our expectation that the level of working capital excluding cash, cash equivalents, short-term investments and the current portion of long-term debt will be higher in 2010 than in 2009 based on our projected increase in net sales.

Investing Activities

Investment in property, plant and equipment during the nine months ended September 30, 2010 decreased by $5.8 million year over year to $26.0 million. We currently expect total capital expenditures of $35 million to $40 million in 2010 compared to $40.9 million in 2009. The expected capital spending during 2010 is primarily for investments in information technology (including internally developed software), capital expenditures to support the relocation of production capability in certain facilities and cost reduction efforts.

During the nine months ended September 30, 2010, we purchased $84.9 million in short-term investments.

During the nine months ended September 30, 2010, we received proceeds from the sale of property, plant and equipment of $13.0 million, which included proceeds from the sale of a facility in Brazil that had been vacated in 2008 and a distribution center in Singapore.

In the initial phase of a strategic alliance to develop fuel cell technology for use in the telecommunications industry, we invested $4.0 million in Hydrogenics Corporation during the nine months ended September 30, 2010. This investment is treated as an equity method investment.

Financing Activities

We repaid $192.8 million of our senior secured term loans during the nine months ended September 30, 2010, including $127.6 million for the annual excess cash flow payment for 2009 and a voluntary prepayment of $50.0 million. We did not borrow under our senior secured revolving credit facility during the nine months ended September 30, 2010. We borrowed and subsequently repaid $85 million under our revolving credit facility during the nine months ended September 30, 2009.

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

During the first nine months of 2009, we paid $175.5 million to redeem the remaining 1% convertible senior subordinated debentures. We also repaid $579.8 million of our senior secured term loans during the nine months ended September 30, 2009, including $171.6 million for the annual excess cash flow payment for 2008. The net proceeds from the issuance of the 3.25% convertible notes discussed above, together with a portion of the net proceeds from the common stock offering, were used to repay $400 million of the senior secured term loans.

Future Cash Needs

We expect that our primary future cash needs will be debt service (including the annual excess cash flow payment that is required during the first quarter of each year under our senior secured term loans), funding working capital requirements, capital expenditures, paying certain restructuring costs, disposition of new or pending litigation and funding pension and other postretirement benefit obligations. We paid $11.2 million of restructuring costs during the nine months ended September 30, 2010 and expect to pay $5 million to $6 million during the remainder of 2010 and $33 million to $35 million in 2011 and beyond related to announced restructuring actions. We made contributions of $12.7 million to our pension and other postretirement benefit plans during the nine months ended September 30, 2010 and currently expect to make additional contributions of at least $4.3 million in the balance of 2010. As of September 30, 2010, we have a significant unfunded obligation related to pension and other postretirement benefits. We expect to make contributions in future years and these contributions could be material. We expect that our noncurrent employee benefit liabilities will be funded from existing cash balances and cash flow from future operations. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements.

In connection with our senior secured credit facilities, we are required to comply with two primary financial covenants: an interest coverage ratio for the preceding twelve months, which is tested at the end of each fiscal quarter, and a consolidated leverage ratio, with which we must comply at all times. As of September 30, 2010, the minimum interest coverage ratio and the maximum consolidated leverage ratio permitted under the senior secured credit facilities were 4.50 to 1.0 and 3.25 to 1.0, respectively. The Company’s estimated interest coverage ratio and consolidated leverage ratio as of September 30, 2010 were 5.58 to 1.0 and 2.82 to 1.0, respectively. Beginning with the quarter ending September 30, 2011, the minimum interest coverage ratio increases to 5.00 to 1.0 and the maximum consolidated leverage ratio decreases to 2.50 to 1.0. Management believes the Company was in compliance with all of its covenants under the senior secured credit facilities as of September 30, 2010. Management expects to remain in compliance with all of the Company’s covenants under the senior secured credit facilities for the foreseeable future and, to the extent necessary or advisable, intends to consider the repayment of debt, the refinancing of debt and/or operational improvements in order to maintain such compliance.

If we are unable to comply with these covenants, we will be in default under our senior secured credit facilities, which could result in, among other things, the outstanding balance of our loans under the credit facilities becoming due and payable immediately, a material increase in the interest rate and further restrictions on our operational and financial flexibility.

As of September 30, 2010, our remaining availability under the $400 million revolving credit portion of the facilities was approximately $204 million, reflecting a limitation of $196 million to remain in compliance with the consolidated leverage ratio defined in our senior secured credit agreement. If availability had not been limited by such compliance, it would have been limited by $34 million of letters of credit issued under the revolving credit facility.

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

These statements are subject to various risks and uncertainties, many of which are outside our control, including, without limitation, continued global economic weakness and uncertainties and disruption in the credit and financial markets; changes in cost and availability of key raw materials and components and the potential effect on customer pricing; realignment of global manufacturing capacity, including delays or challenges related to removing, transporting or reinstalling equipment; changes in laws or regulations affecting us or the industries we serve; the ability to retain qualified employees; customer demand for our products and the ability to maintain existing business alliances with key customers or distributors; competitive pricing and acceptance of products; industry competition and the ability to retain customers through product innovation; concentration of sales among a limited number of customers or distributors; continuing consolidation among customers; customer bankruptcy; the risk that internal production capacity and that of contract manufacturers may be insufficient to meet customer demand or quality standards for our products; the risk that customers might cancel orders placed or that orders currently placed may affect order levels in the future; possible production disruption due to supplier or contract manufacturer bankruptcy, reorganization or restructuring; successful ongoing operation of our vertical integration activities; the possibility of further restructuring actions; possible future impairment charges for fixed or intangible assets, including goodwill; increased obligations under employee benefit plans; significant international operations and the impact of variability in foreign exchange rates; ability to fully realize anticipated benefits from prior or future acquisitions or equity investments; substantial indebtedness and maintaining compliance with debt covenants; capital structure changes; income tax rate variability and ability to recover amounts recorded as value-added tax receivables; product performance issues and associated warranty claims; ability to successfully implement major systems initiatives; cost of protecting or defending intellectual property; ability to obtain capital on commercially reasonable terms; adequacy and availability of insurance; costs and challenges of compliance with domestic and foreign environmental laws and the effects of climate change; fluctuations in interest rates; the ability to achieve expected sales growth and earnings goals; the outcome of pending and future litigations and proceedings; authoritative changes in generally accepted accounting principles by standard-setting bodies; political instability; and any statements of belief and any statements of assumptions underlying any of the foregoing. These and other factors are discussed in greater detail in Part I — Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A in this Form 10-Q. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. However, we are not undertaking any duty or obligation to update this information to reflect developments or information obtained after the date of this report.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has been involved in patent infringement litigation with TruePosition, Inc. related to the sale of certain mobile location products by its subsidiary, Andrew LLC. After trial and various subsequent proceedings, the Company was subject to a judgment and a permanent injunction against further infringing sales. The Company appealed the judgment and the injunction entered by the trial court to the U.S. Court of Appeals for the Federal Circuit. On August 12, 2010, the Federal Circuit affirmed the trial court’s ruling. Andrew filed a petition for rehearing with the Federal Circuit which was denied on October 14, 2010. On October 19, 2010, the Company paid the judgment of $47.8 million, which had been fully accrued prior to the third quarter of 2010.

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

On May 12, 2010, a putative class action lawsuit, asserting claims under the Securities Exchange Act of 1934 (the 1934 Act), was filed in the United States District Court for the Western District of North Carolina against CommScope and certain current and former officers. The lawsuit alleges violations of Sections 10(b) and 20(a) of the 1934 Act and SEC Rule 10b-5, related to allegedly false and misleading statements and/or omissions by the Company about its financial condition and future sales prospects in certain of the Company’s businesses during the putative class period of April 29, 2008 to October 30, 2008. The lawsuit was brought on behalf of all those who purchased CommScope common stock during the putative class period, and seeks, among other relief, unspecified damages and interest. CommScope believes that the allegations in this action are without merit and intends to vigorously defend itself and the individual defendants in this action. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

We are either a plaintiff or a defendant in other pending legal matters in the normal course of business. Management believes none of these other legal matters, other than those discussed above, will have a material adverse effect on our business or financial condition upon their final disposition.

ITEM 1A. RISK FACTORS

The discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 should be read in conjunction with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and the following update to our risk factors relating to the proposed merger with an affiliate of The Carlyle Group (Carlyle). These risks and uncertainties have the potential to have a material adverse impact on our business, financial condition and results of operations.

There are risks and uncertainties associated with the proposed merger with an affiliate of Carlyle.

On October 26, 2010, we entered into a merger agreement, which we refer to as the merger agreement, providing for the acquisition of the Company by Cedar I Holding Company, Inc., or Parent, an entity formed by an affiliate of TC Group, L.L.C. (d/b/a The Carlyle Group). Pursuant to the merger agreement, Cedar I Merger Sub, Inc., a wholly-owned subsidiary of Parent, will be merged (the “merger’) with and into the Company, with the Company being the surviving corporation. There are a number of risks and uncertainties relating to the merger. For example:

•	the merger may not be consummated or may not be consummated as currently anticipated;

•

there can be no assurance that Parent will obtain the necessary equity and debt financing contemplated by the commitment letters received in connection with the merger or that the financing will be sufficient to complete the merger and the transactions contemplated thereby;

•	there can be no assurance that approval of our stockholders and the requisite regulatory approvals will be obtained;

•	there can be no assurance other conditions to the closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger;

•

if the proposed merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated;

•

failure of the merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans;

•	under certain circumstances, if the merger agreement is terminated, we will be required to pay a termination fee;

•

pending the closing of the merger, the merger agreement restricts us from engaging in certain actions without Parent’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger;

•	any delay in completing, or the failure to complete, the merger could have a negative impact on our business, stock price and our relationships with our customers or suppliers; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

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

COMMSCOPE, INC.

October 27, 2010	/s/ JEARLD L. LEONHARDT
Date	Jearld L. Leonhardt
Executive Vice President and Chief Financial Officer
signing both in his capacity as Executive Vice
President on behalf of the Registrant and as
Chief Financial Officer of the Registrant